Form 10-Q
period 1998-09-11
HOST MARRIOTT L P
filed 1998-11-20
CIK 1061937

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 11, 1998           Commission File No. 333-55807


                              HOST MARRIOTT, L.P.
                              10400 Fernwood Road
                           Bethesda, Maryland 20817

                                (301) 380-9000


        Delaware                                               53-0085950
------------------------                                   --------------------
(State of Incorporation)                                   (I.R.S. Employer
                                                          Identification Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes        No   X
                                                                   ---       ---


                                                             Units outstanding
     Class                                                   at November 9, 1998
-----------------                                            ------------------
Units of Limited
Partnership Interest                                                        100
                                                                    -----------

================================================================================

                              HOST MARRIOTT, L.P.

                                      INDEX
                                      -----


                                                                        Page No.
                                                                        --------


Part I.     FINANCIAL INFORMATION (Unaudited):

            Balance Sheets - September 11, 1998 and
              June 19, 1998                                                  3

            Notes to Condensed Consolidated Financial Statements             4


Part II.    OTHER INFORMATION AND SIGNATURE                                  6

                              HOST MARRIOTT, L.P.

                                 BALANCE SHEET

                                     ASSETS

                                                          SEPTEMBER 11, JUNE 19,
                                                              1998        1998
                                                          ------------- --------
                                                           (UNAUDITED)
Cash.....................................................     $ --       $ --
                                                              =====      =====

                               PARTNERS' CAPITAL

General partner..........................................     $   1      $   1
Limited partner..........................................        99         99
                                                              -----      -----
                                                                100        100
Less: subscription receivable............................      (100)      (100)
                                                              -----      -----
                                                              $ --       $ --
                                                              =====      =====




       The accompanying notes are an integral part of this balance sheet.

                              HOST MARRIOTT, L.P.

                            NOTES TO BALANCE SHEET
                        SEPTEMBER 11, AND JUNE 19, 1998

NOTE 1. ORGANIZATION

  On April 16, 1998, the Board of Directors of Host Marriott Corporation ("Host Marriott") approved a plan to restructure Host Marriott's current business operations through the spin-off of Host Marriott's senior living business ("SLC") and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. (the "Operating Partnership"), whose sole general partner will be HMC Merger Corporation, a newly formed Maryland corporation into which Host Marriott Corporation, a Delaware corporation will be merged subsequent to the contribution. HMC Merger Corporation (to be renamed "Host Marriott Corporation"), expects to qualify as a REIT and will be the general partner of the Operating Partnership. Host Marriott's contribution of its hotels and certain assets and liabilities to the Operating Partnership (the "Contribution") in exchange for units of limited partnership interests in the Operating Partnership will be accounted for at Host Marriott's historical basis.

  The accompanying balance sheets of the Operating Partnership includes its accounts as of September 11, and June 19, 1998. The assets and liabilities of the Host Marriott Hotels will be included in the Contribution by Host Marriott to the Operating Partnership in connection with its planned conversion to a REIT (the "REIT Conversion"), anticipated to become effective January 1, 1999.

  In June 1998, as part of the REIT Conversion, the Operating Partnership filed a preliminary Prospectus/Consent Solicitation with the Securities and Exchange Commission. This Prospectus/Consent Solicitation Statement describes a proposal whereby the Operating Partnership will acquire by merger (the "Mergers") eight public limited partnerships (the "Partnerships") that own or control 24 full-service hotels in which Host Marriott or its subsidiaries are general partners. As more fully described in the Prospectus/Consent Solicitation Statement, limited partners of those Partnerships that participate in the Mergers will receive OP Units, and may at their election, exchange such OP Units for unsecured notes due December 15, 2005 issued by the Operating Partnership ("Notes") or common shares of the REIT.

  However, the consummation of the REIT Conversion is subject to significant contingencies that are outside the control of Host Marriott, including final Board of Directors approval, consents of shareholders, partners, bondholders, lenders and ground lessors of Host Marriott, its affiliates and other third parties. Accordingly, there can be no assurance that the REIT Conversion or the Contribution will be completed.

  On April 20, 1998, Host Marriott and certain of its subsidiaries filed a shelf registration on Form S-3 (the "Shelf Registration") with the Securities and Exchange Commission for $2.5 billion in securities, which may include debt, equity or a combination thereof. Host Marriott anticipates that any net proceeds from the sale of offered securities will be used for refinancing of Host Marriott's indebtedness, potential future acquisitions and general corporate purposes.

  On August 5, 1998, HMH Properties, Inc. ("HMH Properties"), an indirect wholly-owned subsidiary of Host Marriott, which owns 61 of Host Marriott's hotels, purchased substantially all of its (i) $600 million in 9 1/2% senior notes due 2005, (ii) $350 million in 9% senior notes due 2007 and (iii) $600 million in 8 7/8% senior notes due 2007 (collectively, the "Old Senior Notes"). Concurrently with each offer to purchase, HMH Properties solicited consents (the "1998 Consent Solicitations") from registered holders of the Old Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Old Senior Notes were issued. HMH Properties simultaneously utilized the Shelf Registration to issue an aggregate of $1.7 billion in senior notes (the "New Senior Notes"). The New Senior Notes were issued in two series, $500 million of 7 7/8 Series A notes due in 2005 and $1.2 billion of 7 7/8 Series B notes due in 2008. The 1998 Consent Solicitations facilitated the merger of HMC Capital Resources Holdings Corporation ("Capital Resources"), a wholly-owned subsidiary of the Company, with and into HMH Properties. Capital Resources, the owner of eight of Host Marriott's hotel properties, was the obligor under the $500 million credit facility (the "Old Credit Facility").

  In conjunction with the issuance of the New Senior Notes, HMH Properties entered into a $1.25 billion credit facility (the "New Credit Facility") with a group of commercial banks. The New Credit Facility will initially have a three year term with two one year extension options. Borrowings under the New Credit Facility generally bear interest at the Eurodollar rate plus 1.75%. The interest rate and commitment fee (currently 0.35% on the unused portion of the New Credit Facility) fluctuate based on certain financial ratios.

  The New Credit Facility and the indenture under which the New Senior Notes were issued contain covenants restricting the ability of HMH Properties and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make distributions to equityholders of HMH Properties, Host Marriott, and (following the REIT Conversion) the Operating Partnership and Host REIT.

  Following the REIT Conversion, the New Credit Facility permits the Operating Partnership to make distributions to holders of OP Units, including Host REIT, in an aggregate amount for every four fiscal quarters equal to the greater of
(i) 85% of adjusted funds from operations plus the net proceeds of equity offerings and (ii) the minimum amount necessary to permit Host REIT to maintain its status as a REIT and to satisfy certain other requirements, provided that no specified default or event of default has occurred under the New Credit Facility and is continuing. The New Credit Facility also permits the Operating Partnership to make distributions to Host REIT sufficient to enable Host REIT to make the E&P Distribution.

  Following the REIT Conversion, the indenture permits the Operating Partnership to make distributions to holders of OP Units, including Host REIT, in amounts equal to the greater of (i) 95% of FFO plus net proceeds of equity offerings (provided that no event of default under the indenture has occurred and is continuing and the Operating Partnership is able to incur debt under the applicable indenture covenants) or (ii) an amount sufficient to permit Host REIT to maintain its status as a REIT and satisfy certain other requirements (provided that no event of default under the indenture has occurred and is continuing and the Operating Partnership has a consolidated debt to adjusted total assets ratio that is less than a specified level). The indenture also permits the Operating Partnership to make distributions to Host REIT sufficient to enable Host REIT to make the E&P Distribution.

  The New Credit Facility and the New Senior Notes also contain certain financial covenants relating to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered assets to unsecured debt, and secured debt to total debt.

  The New Credit Facility replaces the Company's Old Credit Facility. The net proceeds from the offering and borrowings under the New Credit Facility were used by Host Marriott to purchase substantially all of the Old Senior Notes to repay amounts outstanding under the Old Credit Facility and to make bond premium and consent payments totaling approximately $175 million. These costs, along with the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes and the Old Credit Facility, were recorded as a pre-tax extraordinary loss on the extinguishment of debt in the third quarter of 1998. The New Senior Notes and the New Credit Facility are guaranteed by Host Marriott and its wholly owned subsidiary, Host Marriott Hospitality, Inc. and certain subsidiaries of HMH Properties and are secured by pledges of equity interests in certain subsidiaries of HMH Properties.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits:

         None.

b.       Reports on Form 8-K:

         None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                 Host Marriott, L.P.
                                                 By: HMC Real Estate L.L.C.,
                                                     as general partner of
                                                     Host Marriott, L.P.


November 20, 1998                                 /s/ Donald D. Olinger
-----------------                                ----------------------------
Date                                             Donald D. Olinger
                                                 Vice President and
                                                 Chief Accounting Officer