Form 10-Q
period 1999-03-26
HOST MARRIOTT L P
filed 1999-05-10
CIK 1061937

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


FOR THE QUARTER ENDED MARCH 26, 1999               COMMISSION FILE NO. 0-25087

                              HOST MARRIOTT, L.P.
                              10400 FERNWOOD ROAD
                           BETHESDA, MARYLAND 20817
                                (301) 380-9000

        Delaware                                               52-2095412
-----------------------                                 -----------------------
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

                                                                   Yes X  No ___
                                                                       -
                                                               UNITS OUTSTANDING
        CLASS                                                     AT MAY 5, 1999
---------------------                                             --------------
Units of limited partnership interest
                                                                     292,541,480

                                     INDEX
                                     -----

PART I.           FINANCIAL INFORMATION (Unaudited):                             PAGE NO.
                                                                                 -------
                  Condensed Consolidated Balance Sheets -                           3
                    March 26, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Operations -                 4
                    Twelve Weeks Ended March 26, 1999 and
                    March 27, 1998

                  Condensed Consolidated Statements of Cash Flows -                 6
                    Twelve Weeks Ended March 26, 1999 and
                    March 27, 1998

                  Notes to Condensed Consolidated Financial Statements              7

                  Management's Discussion and Analysis of Results of               18
                    Operations and Financial Condition

                  Quantitative and Qualitative Disclosures about Market Risk       24

PART II.          OTHER INFORMATION AND SIGNATURE                                  25

                              HOST MARRIOTT, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                          March 26,    December 31,
                                                                                            1999          1998
                                                                                         ------------  ------------
                                                                                         (unaudited)
                                                           ASSETS
                                                           ------
Property and equipment, net............................................................   $  7,173       $  7,201
Notes and other receivables (including amounts due from
   affiliates of $133 million and $134 million, respectively)..........................        201            203
Rent receivable........................................................................         78             --
Due from managers......................................................................         --             19
Investments in affiliates..............................................................         44             33
Other assets...........................................................................        391            370
Cash and cash equivalents..............................................................        284            436
                                                                                          --------       --------
                                                                                          $  8,171       $  8,262
                                                                                          ========       ========


                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------

Debt
   Senior notes........................................................................   $  2,545       $  2,246
   Mortgage debt.......................................................................      2,111          2,438
   Convertible debt obligation to Host Marriott........................................        567            567
   Other...............................................................................        457            447
                                                                                          --------       --------
                                                                                             5,680          5,698
Accounts payable and accrued expenses..................................................        161            204
Deferred income taxes..................................................................         97             97
Other liabilities......................................................................        439            460
                                                                                          --------       --------
     Total liabilities.................................................................      6,377          6,459
                                                                                          --------       --------

Minority interest......................................................................        150            147
Limited Partnership interests of third parties at redemption value
   (representing 64.6 million units at March 26, 1999
   and December 31, 1998)..............................................................        718            892

Partners' Capital
   General partner.....................................................................          1              1
   Limited partner.....................................................................        930            767
   Accumulated other comprehensive loss................................................         (5)            (4)
                                                                                          --------       --------
     Total shareholders' equity........................................................        926            764
                                                                                          --------       --------
                                                                                          $  8,171       $  8,262
                                                                                          ========       ========



           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             TWELVE WEEKS ENDED MARCH 26, 1999 AND MARCH 27, 1998
                           (UNAUDITED, IN MILLIONS)


                                                                                           1999                1998
                                                                                        -------             -------
REVENUES
    Rental income (Note 2).............................................................  $  286              $   --
    Hotel sales
      Rooms............................................................................      --                 509
      Food and beverage................................................................      --                 222
      Other............................................................................      --                  56
    Interest income....................................................................       8                  14
    Net gains on property transactions.................................................      12                   1
    Equity in earnings of affiliates...................................................       1                   1
    Other..............................................................................      --                   2
                                                                                         ------              ------
      Total revenues...................................................................     307                 805
                                                                                         ------              ------

EXPENSES
    Depreciation.......................................................................      66                  53
    Property-level expenses............................................................      58                  62
    Hotel operating expenses
      Rooms............................................................................      --                 114
      Food and beverage................................................................      --                 163
      Other department costs and deductions............................................      --                 189
      Management fees (including Marriott International
         management fees of $55 million in 1998).......................................      --                  58
    Minority interest..................................................................       5                  16
    Interest expense...................................................................     108                  76
    Dividends on Host Marriott-obligated mandatorily
      redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated
      debentures due 2026 ("Convertible Preferred Securities").........................      --                   9
    Corporate expenses.................................................................       8                  12
    Other expenses.....................................................................       4                   5
                                                                                         ------              ------
                                                                                            249                 757
                                                                                         ------              ------

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES.........................................................................      58                  48
Provision for income taxes.............................................................      --                 (20)
                                                                                         ------              ------

INCOME FROM CONTINUING OPERATIONS......................................................      58                  28
Income from discontinued operations....................................................      --                   2
                                                                                         ------              ------

NET INCOME.............................................................................  $   58              $   30
                                                                                         ======              ======



           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (CONT.)
             TWELVE WEEKS ENDED MARCH 26, 1999 AND MARCH 27, 1998
                                  (UNAUDITED)

BASIC EARNINGS PER UNIT:
CONTINUING OPERATIONS..................................................................  $     .20    $    .13
Discontinued operations (net of income taxes)..........................................         --         .01
                                                                                         ---------    --------

BASIC EARNINGS PER UNIT:...............................................................  $     .20    $    .14
                                                                                         =========    ========

DILUTED EARNINGS PER UNIT:
CONTINUING OPERATIONS..................................................................  $     .19    $    .13
Discontinued operations (net of income taxes)..........................................         --         .01
                                                                                         ---------    --------

DILUTED EARNINGS PER UNIT..............................................................  $     .19    $    .14
                                                                                         =========    ========


           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             TWELVE WEEKS ENDED MARCH 26, 1999 AND MARCH 27, 1998
                           (UNAUDITED, IN MILLIONS)

                                                                                         1999                1998
                                                                                        -------             -------
OPERATING ACTIVITIES
Income from continuing operations......................................................  $   58              $   28
Adjustments to reconcile to income from continuing operations:
   Depreciation and amortization.......................................................      68                  54
   Income taxes........................................................................      (4)                 18
   Gain on sale of hotel properties....................................................     (12)                 (1)
Equity in earnings of affiliates.......................................................      (1)                 (1)
Changes in operating accounts..........................................................    (123)                (20)
Other .................................................................................      18                  19
                                                                                        -------             -------
   Cash from continuing operations.....................................................       4                  97
   Cash from discontinued operations...................................................      --                   2
                                                                                         ------             -------
   Cash from operations................................................................       4                  99
                                                                                         ------             -------

INVESTING ACTIVITIES
Proceeds from sales of assets..........................................................      36                   1
Acquisitions...........................................................................      (4)               (118)
Capital expenditures:
   Renewals and replacements...........................................................     (50)                (40)
   New development projects............................................................     (20)                (12)
   New investment capital expenditures.................................................      (6)                 (9)
Purchases of short-term marketable securities..........................................      --                 (53)
Sales of short-term marketable securities..............................................      --                 246
Note receivable collections............................................................       2                  --
Affiliate collections, net.............................................................      --                  14
Other .................................................................................      --                  (6)
                                                                                         ------             -------
   Cash (used in) from investing activities from continuing operations.................     (42)                 23
   Cash used in investing activities from discontinued operations......................      --                 (28)
                                                                                         ------             -------
   Cash used in investing activities...................................................     (42)                 (5)
                                                                                         ------             -------

FINANCING ACTIVITIES
Issuances of debt, net.................................................................     299                   1
Repurchase of units....................................................................      (4)                 --
Distribution...........................................................................     (69)                 --
Scheduled principal repayments.........................................................     (12)                 (6)
Debt prepayments ......................................................................    (323)                 (1)
Other .................................................................................      (5)                (16)
                                                                                         ------             -------
   Cash used in financing activities from continuing operations........................    (114)                (22)
   Cash used in financing activities from discontinued operations......................      --                 (27)
                                                                                         ------             -------
   Cash used in financing activities...................................................    (114)                (49)
                                                                                         ------             -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................  $ (152)             $   45
                                                                                         ======              ======

Non-cash financing activities:
    Assumption of mortgage debt for the acquisition of, or purchase of
      controlling interests in, certain hotel properties...............................  $   --              $  164
                                                                                         ======              ======



           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION

     Host Marriott Corporation ("Host Marriott"), operating through an umbrella partnership REIT structure, is the owner of full-service hotel properties. Host Marriott operates as a self-managed and self-administered real estate investment trust ("REIT") and its operations are conducted solely through an operating partnership and its subsidiaries. As REITs are not permitted to derive revenues directly from the operation of hotels, Host Marriott leases substantially all of its hotels to subsidiaries of Crestline Capital Corporation ("Crestline" or the "Lessee") and certain other lessees.

     In these condensed consolidated interim financial statements, the "Company" or "Host Marriott" refers to Host Marriott Corporation before, and Host Marriott, L.P. (the "Operating Partnership"), after Host Marriott Corporation's conversion to a REIT (the "REIT Conversion"). Host Marriott Corporation is presented as the predecessor to the Operating Partnership since the Operating Partnership and its subsidiaries received substantially all of the continuing operations, assets and liabilities of Host Marriott Corporation and its subsidiaries.

     On December 15, 1998, shareholders of Host Marriott approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. Host Marriott merged into HMC Merger Corporation (the "Merger"), a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999 as a REIT and is the sole general partner of the Operating Partnership. On December 29, 1998, Host Marriott completed the previously announced spin-off of Crestline through a taxable stock dividend to its shareholders. Each Host Marriott shareholder of record on December 28, 1998 received one share of Crestline for every ten shares of Host Marriott Corporation owned. In connection with the REIT Conversion, Host Marriott contributed its hotels and substantially all of its other assets and liabilities to the Operating Partnership and subsidiaries (the "Contribution") in exchange for units of partnership interest in the Operating Partnership. The Contribution was accounted for at Host Marriott's historical basis. As of March 26, 1999, Host Marriott owned approximately 78% of the Operating Partnership.

     As a result of the spin-off noted above, the Company's financial statements have been restated to present the senior living communities business results of operations and cash flows as discontinued operations. All historical financial statements presented have been restated to conform to this presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited condensed consolidated interim financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 26, 1999 and December 31, 1998, and the results of operations and cash flows for the twelve weeks ended March 26, 1999 and March 27, 1998. The statements of operations and cash flows for the twelve weeks ended March 27, 1998 reflect the historical results of Host Marriott Corporation as discussed in Note

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     1. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The Company's leases have remaining terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined. Certain amounts of the percentage rent recognized are considered contingent until such time as the revenue recognized exceeds annual thresholds, which are determined individually by property. For the twelve weeks ended March 26, 1999, $115 million of contingent rent is included in the statement of operations.

3.   RENTAL REVENUE

     The Company's 1999 rental revenue represents earnings from its leased hotels and is not comparable to 1998 hotel revenues which reflect gross sales generated by the properties. Also, in December 1998 the Company retroactively adopted Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Arrangements." The impact of the adoption of Issue 97-2 on the condensed consolidated financial statements for the twelve weeks ended March 27, 1998 was to increase both revenues and operating expenses by approximately $466 million with no impact on net income or earnings per share.

     The comparison of the 1999 quarterly results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International, which resulted in the inclusion of only two months of results in the 1999 first quarter versus three months in 1998 for the 24 such hotels (8,524 rooms) that the Company owned as of the beginning of 1998. The change in reporting was required as part of the REIT Conversion. The 1998 hotel revenues include approximately $54 million representing the incremental month of operations.

     The table below represents hotel sales for both periods for comparative purposes.

                                                                                               Twelve Weeks Ended
                                                                                              ---------------------
                                                                                              March 26,    March 27,
                                                                                                1999        1998
                                                                                              ---------   ---------
                                                                                                (in millions)
     Hotel Sales
          Rooms........................................................................       $     600   $     509
          Food and beverage............................................................             268         222
          Other........................................................................              63          56
                                                                                              ---------   ---------
               Total hotel sales.......................................................       $     931   $     787
                                                                                              =========   =========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   EARNINGS PER UNIT

     Basic earnings per unit is computed by dividing net income by the weighted average number of units. Diluted earnings per unit is computed by dividing net income as adjusted for potentially dilutive securities, by the weighted average number of units outstanding plus other potentially dilutive securities. For 1998 diluted earnings per unit was not adjusted for the impact of the Convertible Preferred Securities as they were anti-dilutive.

     A reconciliation of the number of units utilized for the calculation of diluted earnings per unit follows:

                                                                                             Twelve Weeks Ended
                                                                                            ----------------------
                                                                                            March 26,    March 27,
                                                                                              1999        1998
                                                                                            ---------    ---------
                                                                                              (in millions)
     Weighted average number of units outstanding......................................        291.5        215.7
     Assuming distribution of units to Host Marriott Corporation for Host
     Marriott Corporation common shares granted under the comprehensive stock plan,
         less shares assumed purchased at average market price.........................          5.9          4.4
     Assuming distribution of common shares issuable for warrants, less shares
         assumed purchased at average market price.....................................           --          0.3
     Assuming conversion of minority operating partnership units
         outstanding or issuable.......................................................          9.8           --
     Assuming conversion of Convertible Preferred Securities...........................           --           --
                                                                                            ---------    ---------
         Units utilized for the calculation of diluted earnings per unit...............        307.2         20.4
                                                                                            =========    =========

     A reconciliation of net income to earnings used for the calculation of diluted earnings per unit follows:

                                                                                              Twelve Weeks Ended
                                                                                             ----------------------
                                                                                             March 26,    March 27,
                                                                                               1999        1998
                                                                                             ---------    ---------
                                                                                                   (in millions)
     Net income........................................................................      $      58    $      30
     Dividends of Convertible Preferred Securities.....................................             --           --
     Minority interest expense, assuming conversion of OP units........................              1           --
                                                                                             ---------    ---------
     Earnings used for the calculation of diluted earnings per unit....................      $      59    $      30
                                                                                             =========    =========

5.   DIVIDENDS AND DISTRIBUTIONS PAYABLE
     On March 15, 1999, the Board of Directors of Host Marriott declared a cash dividend of $0.21 per share of Host Marriott Corporation common stock and a corresponding distribution of $0.21 per unit of limited partnership interest ("OP Unit"). The dividend and distribution was paid on April 14, 1999 to shareholders and unitholders of record on March 31, 1999.

     On December 18, 1998, in conjunction with the REIT Conversion, the Company declared a special dividend which entitled shareholders of record on December 28, 1998 to elect to receive either $1.00 in cash or .087 of a share of common stock of the Company for each outstanding share of the Company's common stock owned by such shareholder on the record date (the "Special Dividend"). Cash totaling $69 million and 11.9 million shares of common stock that were elected in the Special Dividend were paid

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     and/or issued on February 10, 1999. The 1998 earnings per share has been restated to reflect the impact of the stock portion of the Special Dividend.

6.   DISPOSITION

     In February 1999, the Company sold the 479-room Minneapolis/Bloomington Marriott for $35 million and recorded a pre-tax gain of $11 million.

7.   DEBT ISSUANCES

     In February 1999, the Company issued $300 million of 83/8% Series D senior notes due in 2006. The senior notes were used to refinance, or purchase, debt which had been acquired through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT Conversion in December 1998.

8.   GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

     The Company operates one business segment, hotel ownership. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands. Substantially all of the Company's revenues are earned through leases with Crestline. The allocation of taxes is not evaluated at the segment level or reflected in the following information because the Company does not believe the information is material to the consolidated financial statements.

     The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):

                                                               Twelve Weeks Ended March 26, 1999
                                                     -------------------------------------------------------
                                                     Hotels           Corporate & Other         Consolidated
                                                     ------           -----------------         ------------
     Revenues.....................................   $  304                 $    3               $   307
     Income (loss) from continuing operations
       before income taxes........................       75                    (17)                   58

                                                             Twelve Weeks Ended March 27, 1998
                                                     -------------------------------------------------------
                                                     Hotels           Corporate & Other         Consolidated
                                                     -------          -----------------         ------------
     Revenues...................................    $   801                 $    4               $   805
     Income (loss) from continuing operations
       before income taxes......................         71                    (23)                   48

     As of March 26, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel revenues in 1998 for each of the geographical areas in which the Company owns hotels (in millions):

                                                                                         Twelve Weeks Ended
                                                                                       ------------------------
                                                                                         March 26,  March 27,
                                                                                           1999        1998
                                                                                       -----------  -----------
     United States..................................................................   $       303  $       779
     International..................................................................             4           26
                                                                                       -----------  -----------
              Total.................................................................   $       307  $       805
                                                                                       ===========  ===========

9.   COMPREHENSIVE INCOME

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     The Company's other comprehensive income consists of foreign currency translation adjustments and the right to receive up to 1.4 million shares of Host Marriott Services Corporation's common stock or an equivalent cash value subsequent to the exercise of the options held by certain former and current employees of Marriott International. For the twelve weeks ended March 26, 1999, comprehensive income totaled $57 million. Comprehensive income was equivalent to net income for the twelve weeks ended March 27, 1998. As of March 26, 1999 and December 31, 1998 the Company's accumulated other comprehensive loss was approximately $5 million and $4 million, respectively.

10.  SUBSEQUENT EVENTS

     In April 1999, a subsidiary of the Company completed the refinancing of the mortgage on the New York Marriott Marquis. The mortgage is for $245 million maturing in June 2000 and bears interest at a rate of LIBOR plus 2.125% for the period from March 31, 1999 through December 31, 1999 and LIBOR plus 2.5% until maturity. The Company is required to make principal payments of $1.25 million on June 30, 1999 and September 30, 1999 in addition to $10 million and $5 million on December 31, 1999 and March 31, 2000, respectively, as well as pay an extension fee of 0.5% of the principal balance of the loan outstanding at December 31, 1999.

     On December 30, 1998, the Operating Partnership acquired a portfolio of twelve luxury hotels and other assets from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners. The Operating Partnership issued approximately 43.9 million OP Units and assumed debt and made cash payments of approximately $920 million and distributed 1.4 million of the shares of Crestline common stock to the Blackstone Real Estate Partners. An additional 3.8 million OP Units were issued in April 1999 in accordance with the purchase agreement based on certain adjustments determined on March 31, 1999.

     The Company also completed a 210-room extension of the Philadelphia Marriott Convention Center in April 1999 at a cost of approximately $43 million including debt of $9 million.








11.   SUMMARIZED LEASE POOL FINANCIAL STATEMENTS

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     As discussed in Note 2, as of March 26, 1999, almost all the properties of the Company and its subsidiaries were leased to Crestline Capital Corporation and managed by Marriott International, Inc. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the twelve weeks ended March 26, 1999 and summarized balance sheet data of the lease pools in which the Company's hotels are organized are as follows (in millions):


                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
     Hotel Sales
          Rooms.....................................     $ 129       $ 137      $ 127       $ 128      $ 521
          Food and beverage.........................        59          61         61          72        253
          Other.....................................        14          13         19          15         61
                                                         -----       -----      -----       -----      -----
               Total hotel sales....................       202         211        207         215        835
     Operating Costs and Expenses
          Rooms.....................................        31          32         29          27        119
          Food and beverage.........................        46          47         44          48        185
          Other.....................................        53          52         50          48        203
          Management fees...........................         9          14         11          16         50
          Lease expense.............................        61          64         70          74        269
                                                         -----       -----      -----       -----      -----
               Total operating expenses.............       200         209        204         213        826
                                                         -----       -----      -----       -----      -----
     Operating Profit...............................         2           2          3           2          9
     Corporate and Interest Expenses................        (1)         --         (1)         (1)        (3)
                                                         -----       -----      -----       -----      -----
           Income before taxes......................         1           2          2           1          6
           Income taxes.............................        --          (1)        (1)         (1)        (3)
                                                         -----       -----      -----       -----      -----
               Net Income...........................     $   1       $   1      $   1       $  --      $   3
                                                         =====       =====      =====       =====      =====

                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
     Assets.........................................     $ 47       $ 37        $ 46       $ 47        $ 177
     Liabilities....................................     $ 46       $ 36        $ 45       $ 46        $ 173
     Equity.........................................     $  1       $  1        $  1       $  1        $   4







12.   SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     All subsidiaries of the operating partnership guarantee the Company's senior notes except those among the twenty full service hotels listed below and HMH HPT Residence Inn, LLC and HMH HPT Courtyard, LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") own the following full-service hotels: the Albany Marriott; Atlanta Marriott Marquis; Grand Hyatt, Atlanta; Harbor Beach Resort; Hartford Marriott; Hyatt Regency, Cambridge; Hyatt Regency, Reston; Manhattan Beach Marriott; Minneapolis Southwest Marriott; New York Marriott Marquis; Ontario Airport Marriott; Pittsburgh City Center Marriott; The Ritz-Carlton, Amelia Island; San Diego Marriott Hotel and Marina; San Diego Mission Valley; Swissotel, Atlanta; Swissotel, Boston; Swissotel, Chicago; The Drake (Swissotel) New York; and the Oklahoma City Waterford Marriott.

     The following condensed combined consolidating information sets forth the financial position as of March 26, 1999 and December 31, 1998 and results of operations and cash flows for the twelve weeks ended March 26, 1999 and March 27, 1998 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.








         SUPPLEMENTAL CONDENSED COMBINED CONSOLIDATING BALANCE SHEETS
                                 (IN MILLIONS)

                                MARCH 26, 1999

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                                                          NON-
                                                                         GUARANTOR      GUARANTOR
                                                               PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                               ------   ------------   ------------   ------------   ------------
      Property and equipment, net..........................    $ 1,227     $ 3,723        $ 2,223        $    --        $ 7,173
      Investments in affiliate.............................      1,109          --             --         (1,065)            44
      Notes and other receivables..........................        777          51             19           (646)           201
      Other assets.........................................        261         178            167           (137)           469
      Cash and cash equivalents............................        101         155             28             --            284
                                                               -------     -------        -------        -------        -------
         Total assets......................................    $ 3,475     $ 4,107        $ 2,437        $(1,848)       $ 8,171
                                                               =======     =======        =======        =======        =======

      Debt.................................................    $ 1,491     $ 2,833        $ 1,113        $  (324)       $ 5,113
      Convertible debt obligations to Host Marriott........        567          --             --             --            567
      Deferred income taxes................................         51          39              7             --             97
      Other liabilities....................................         90         576            260           (326)           600
                                                               -------     -------        -------        -------        -------
         Total liabilities.................................      2,199       3,448          1,380           (650)         6,377
      Minority interests...................................         16          59             75             --            150
      Limited partner interest of third parties at
       redemption value....................................        718          --             --             --            718
      Owner's capital......................................        542         600            982         (1,198)           926
                                                               -------     -------        -------        -------        -------
         Total liabilities and owner's capital.............    $ 3,475     $ 4,107        $ 2,437        $(1,848)       $ 8,171
                                                               =======     =======        =======        =======        =======


                               DECEMBER 31, 1998

                                                                                         NON-
                                                                         GUARANTOR     GUARANTOR
                                                              PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                              ------   ------------   ------------   ------------   ------------
      Property and equipment, net...........................  $ 1,225     $ 3,743        $ 2,233        $    --        $ 7,201
      Investments in affiliate..............................    1,038          --             --         (1,005)            33
      Notes and other receivables...........................      783          51             19           (650)           203
      Other assets..........................................      258         146            141           (156)           389
      Cash and cash equivalents.............................      330          91             15             --            436
                                                              -------     -------        -------        -------         ------
         Total assets.......................................  $ 3,634     $ 4,031        $ 2,408        $(1,811)       $ 8,262
                                                              =======     =======        =======        =======        =======

      Debt..................................................  $ 1,438     $ 2,837        $ 1,183        $  (327)       $ 5,131
      Convertible debt obligation to Host Marriott..........      567          --             --             --            567
      Deferred income taxes.................................       51          39              7             --             97
      Other liabilities.....................................       99         598            252           (285)           664
                                                              -------     -------        -------        -------        -------
         Total liabilities..................................    2,155       3,474          1,442           (612)         6,459
      Minority interests....................................       15          56             76             --            147
      Limited partner interest of third parties at
       redemption value.....................................      892          --             --             --            892
      Owner's capital.......................................      572         501            890         (1,199)           764
                                                              -------     -------        -------        -------        -------
       Total liabilities and owner's capital................  $ 3,634     $ 4,031        $ 2,408        $(1,811)       $ 8,262
                                                              =======     =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

           SUPPLEMENTAL CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)

                       TWELVE WEEKS ENDED MARCH 26, 1999


                                                                                  NON-
                                                                GUARANTOR      GUARANTOR
                                                      PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                      ------   ------------   ------------   ------------   ------------
REVENUES..........................................    $    62     $   161        $    86        $    (2)       $   307
Depreciation......................................        (13)        (35)           (18)            --            (66)
Property-level expenses...........................        (10)        (22)           (26)            --            (58)
Hotel operating expenses..........................         --          --             --             --             --
Minority interest.................................         (1)         (3)            (1)            --             (5)
Interest expense..................................        (41)        (48)           (21)             2           (108)
Dividends on convertible preferred securities.....         --          --             --             --             --
Corporate expenses................................         (1)         (4)            (3)            --             (8)
Other expenses....................................         (4)         --             --             --             (4)
                                                      -------     -------        -------        -------        -------
NET INCOME (LOSS).................................    $    (8)    $    49        $    17        $    --        $    58
                                                      ========    =======        =======        =======        =======


                       TWELVE WEEKS ENDED MARCH 27, 1998

                                                                       GUARANTOR    NON-GUARANTOR
                                                             PARENT   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            --------  ------------  --------------  ------------   ------------
REVENUES............................................        $    249  $      378    $       194     $     (16)     $      805
Depreciation........................................             (14)        (27)           (12)            --            (53)
Property-level expenses.............................             (11)        (20)           (31)            --            (62)
Hotel operating expenses............................            (152)       (251)          (121)            --           (524)
Minority interest...................................             (12)        (13)            (4)            13            (16)
Interest expense....................................             (19)        (46)           (14)             3            (76)
Dividends on convertible preferred securities.......              (9)         --             --             --             (9)
Corporate expenses..................................              (3)         (6)            (3)             -            (12)
Other expenses......................................              (5)         --             --             --             (5)
                                                            --------  ----------    -----------     ----------     ----------
Income from continuing operations before taxes......              24          15              9             --             48
Provision for income taxes..........................             (10)         (6)            (4)            --            (20)
                                                            --------  ----------    -----------     ----------     ----------
Income from continuing operations...................              14           9              5             --             28
Income from discontinued operations.................               2          --             --             --              2
                                                            --------  ----------    -----------     ----------     ----------
NET INCOME..........................................        $     16  $        9    $         5     $        -     $       30
                                                            ========  ==========    ===========     ==========     ==========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

           SUPPLEMENTAL CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                       TWELVE WEEKS ENDED MARCH 26, 1999

                                                                                               NON-
                                                                              GUARANTOR      GUARANTOR
                                                                  PARENT    SUBSIDIARIES    SUBSIDIARIES   CONSOLIDATED
                                                                  ------    ------------    ------------   ------------
OPERATING ACTIVITIES
Cash (used in) from operations..........................         $    (10)     $     21        $     (7)      $      4
                                                                 --------      --------        --------       --------
INVESTING ACTIVITIES
Cash received from sales of assets......................                2            34              --             36
Capital expenditures....................................              (21)          (46)             (9)           (76)
Acquisitions............................................               --            --              (4)            (4)
Other...................................................                2            --              --              2
                                                                 --------      --------        --------       --------

Cash used in investing activities ......................              (17)          (12)            (13)           (42)
                                                                 --------      --------        --------       --------
FINANCING ACTIVITIES
Repayment of debt.......................................               (1)         (267)            (67)          (335)
Issuances of debt.......................................               40           259              --            299
Transfers to/from Parent................................             (162)           62             100             --
Dividends...............................................              (69)           --              --            (69)
Repurchase of common stock..............................               (4)           --              --             (4)
Other...................................................               (5)           --              --             (5)
                                                                 --------      --------        --------       --------

Cash (used in) from financing activities................             (201)           54              33           (114)
                                                                 --------      --------        --------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........         $   (228)     $     63        $     13       $   (152)
                                                                 ========     =========        ========       =========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                       TWELVE WEEKS ENDED MARCH 27, 1998

                                                                                               NON-
                                                                              GUARANTOR      GUARANTOR
                                                                  PARENT    SUBSIDIARIES    SUBSIDIARIES   CONSOLIDATED
                                                                  ------    ------------    ------------   ------------
OPERATING ACTIVITIES
Cash from continuing operations.........................         $     45      $    36         $    16        $    97
Cash from discontinued operations.......................                2           --              --              2
                                                                 --------      -------         -------        -------
Cash from operations....................................               47           36              16             99
                                                                 --------      -------         -------        -------
INVESTING ACTIVITIES
Cash received from sales of assets......................                1           --              --              1
Capital expenditures....................................              (18)         (34)             (9)           (61)
Acquisitions............................................               --           --            (118)          (118)
Sales of short-term marketable securities...............              193           --              --            193
Other...................................................               (4)           2              10              8
                                                                 --------      -------         -------        -------
Cash from (used in) investing activities from
   continuing operations................................              172          (32)           (117)            23
Cash used in investing activities from discontinued
   operations...........................................              (28)          --              --            (28)
                                                                 --------      -------         -------        -------
Cash from (used in) investing activities ...............              144          (32)           (117)            (5)
                                                                 --------      -------         -------        -------

FINANCING ACTIVITIES
Repayment of debt.......................................               (2)          (3)             (2)            (7)
Issuances of debt.......................................               --           --               1              1
Transfers to/from Parent................................             (119)           4             115             --
Other...................................................              (16)          --              --            (16)
                                                                 --------      -------         -------        -------
Cash (used in) from financing activities from
   continuing operations................................             (137)           1             114            (22)
Cash used in financing activities from discontinued
   operations...........................................              (27)          --              --            (27)
                                                                 --------      -------         -------        -------
Cash (used in) from financing activities................             (164)           1             114            (49)
                                                                 --------      -------         -------        --------

INCREASE IN CASH AND CASH EQUIVALENTS...................         $     27      $     5         $    13        $    45
                                                                 ========      =======         =======        =======

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      FORWARD-LOOKING STATEMENTS
      --------------------------

      Certain matters discussed herein are forward-looking statements. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

      RESULTS OF OPERATIONS
      ---------------------

      REVENUES. Our historical revenues have primarily represented gross property-level sales from hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As of January 1, 1999, we lease substantially all of our hotels to subsidiaries of Crestline Capital Corporation. As a result of these leases, we no longer record property-level revenues and expenses, rather we recognize rental income on the leases. Thus, 1999 revenues and expenses are not comparable with prior periods. Note 3 to the financial statements presents a table comparing gross hotel sales for all periods presented to facilitate an investor's understanding of the operation of our properties. The comparison of the 1999 quarterly results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International, which resulted in the inclusion of only two months of results in the 1999 first quarter versus three months in 1998 for the 24 of such hotels (8,524 rooms) the Company owned as of the beginning of 1998. The change in reporting period was required as part of the REIT Conversion. Results in the first quarter of 1999 were driven by the addition of 36 properties in 1998. The increase in hotel sales reflects growth in room revenues generated per available room or REVPAR. For comparable properties, REVPAR increased 4.4% to $120.37 for the first quarter of 1999. On a comparable basis, average room rates increased approximately 3%, while average occupancy increased one percentage point.

      Interest income decreased as the result of a lower level of cash and marketable securities held in the first quarter of 1999 compared to the first quarter of 1998.

      The net gain on property transactions for 1999 resulted from the $11 million pre-tax gain on the sale of the 479-room Minneapolis/Bloomington Marriott for approximately $35 million.

      EXPENSES. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays certain property-level costs including management fees and we receive a rent payment, which is net of those costs. Property-level costs which are comparable, including depreciation, property taxes, insurance, ground and equipment rent increased $9 million or 8% to $124 million, primarily reflecting the depreciation from the 36 properties added in 1998.

      MINORITY INTEREST. Minority interest expense decreased $11 million to $5 million for the first quarter of 1999, primarily reflecting the impact of the consolidation of partnerships which occurred in connection with the REIT Conversion.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     INTEREST EXPENSE. Interest expense increased 42% to $108 million in the first quarter of 1999, primarily due to the issuance of senior notes, establishment of a new credit facility, interest expense on the convertible debt obligation to Host Marriott and additional mortgage debt on properties acquired in connection with the REIT Conversion.

     DIVIDENDS ON CONVERTIBLE PREFERRED SECURITIES. The dividends on Convertible Preferred Securities reflect the accrual for the first twelve weeks of fiscal year 1998 on the $550 million in 63/4% Convertible Preferred Securities. The Convertible Preferred Securities are held by the REIT. The dividends paid by the REIT are supported by the $567 million debt obligation to Host Marriott on the balance sheet. The Operating Partnership incurs interest expense on the debt obligation, and, therefore, no dividends are included in the current period statement of operations.

     CORPORATE EXPENSES. Corporate expenses decreased $4 million to $8 million for the first quarter of 1999 resulting primarily from the timing of certain project costs not incurred in 1999.

     INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations represents the senior living communities business' results of operations for the first quarter of 1998 as restated for the spin-off of Crestline.

     NET INCOME. Our net income for the first quarter of 1999 was $58 million compared to $30 million for the first quarter of 1998. Basic earnings per unit were $0.20 and $0.14 for the first quarter of 1999 and 1998, respectively. Diluted earnings per unit was $0.19 and $0.14 for the first quarter of 1999 and 1998, respectively.

     EBITDA AND FFO
     --------------

     Our consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $23 million, or 11%, to $226 million in the first quarter of 1999. Hotel EBITDA increased $26 million, or 13%, to $230 million in the first quarter of 1999, reflecting comparable full-service hotel EBITDA growth, as well as incremental EBITDA from 1997 and 1998 acquisitions offset by amounts representing approximately 1% to 1.5% of hotel sales which are retained by Crestline.

     The following is a reconciliation of EBITDA to the Company's income from continuing operations (in millions):

                                                                  Twelve Weeks Ended
                                                              ---------------------------
                                                                 March 26,    March 27,
                                                                   1999         1998
                                                              ------------   ------------
     EBITDA................................................   $     226        $     203
     Interest expense......................................        (108)             (76)
     Dividends on Convertible Preferred Securities.........          --               (9)
     Depreciation and amortization.........................         (68)             (54)
     Minority interest expense.............................          (5)             (16)
     Income taxes..........................................          --              (20)
     Other non-cash charges, net...........................          13               --
                                                              ---------        ---------
       Income from continuing operations...................   $      58        $      28
                                                              =========        =========

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.4 times for the 1999 first quarter, 2.8 times for the 1998 first quarter and 2.5 times for full year 1998. The ratio of earnings to fixed charges was 1.6 to 1.0 for the first quarter of 1999 and 1.7 to 1.0 for the first quarter of 1998.

      We also believe that Funds From Operations or FFO as defined by the National Association of Real Estate Investment Trusts is a meaningful disclosure that will help the investment community to better understand the financial performance of the Company, including enabling its shareholders and analysts to more easily compare the Company's performance to other Real Estate Investment Trusts ("REITs"). FFO increased $32 million, or 38%, to $117 million in the first quarter of 1999. For periods prior to 1999, the FFO disclosed represents comparative FFO (FFO plus deferred tax expense). The following is a reconciliation of the Company's income from continuing operations to FFO (in millions):

                                                              Twelve Weeks Ended
                                                        ------------------------------
                                                          March 26,         March 27,
                                                            1999              1998
                                                        ------------      ------------
      Income from continuing operations...........      $      58         $      28
      Depreciation and amortization...............             68                54
      Other real estate activities................            (11)               (1)
      Partnership adjustments.....................              2                (6)
      Deferred taxes..............................             --                10
                                                        ---------         ---------
         Funds From Operations....................      $     117         $      85
                                                        =========         =========

      On a pro forma basis adjusted for the December 1997 operations discussed above FFO increased $39 million or 50% in the first quarter of 1999.

      The Company considers EBITDA and FFO to be indicative measures of the Company's operating performance due to the significance of the Company's long-lived assets and because such data is considered useful by the investment community to better understand the Company's results, and can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business, however, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and FFO presentation.

      CASH FLOWS AND FINANCIAL CONDITION

      The Company reported a decrease in cash and cash equivalents of $152 million during the twelve weeks ended March 26, 1999. Cash from continuing operations was $4 million for the first quarter of 1999 and $97 million for the first quarter of 1998. The $93 million decrease in cash from continuing operations resulted principally due to an increase in rent receivable resulting from the timing of the receipt of cash payments under the leases versus management agreements. There was no cash from (used in) discontinued operations for the first quarter of 1999; however, cash from discontinued operations totaled $2 million for the first quarter of 1998.

      Cash used in investing activities from continuing operations was $42 million for the first quarter of 1999 and cash from investing activities from continuing operations was $23 million for the first quarter of 1998. Cash used in investing activities for the first quarter of 1999 includes capital expenditures of $76 million, mostly related to renewals and replacements on existing properties. In addition, the Company generated $36 million of cash from the net sale of assets, primarily the Minneapolis/Bloomington

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      property. There was no cash from (used in) investing activities from discontinued operations for the first quarter of 1999; however, cash used in investing activities of discontinued operations totaled $28 million for the first quarter of 1998.

      Cash used in financing activities from continuing operations was $114 million for the first quarter of 1999 and $22 million for the first quarter of 1998. Cash used in financing activities for the first quarter of 1999 includes $323 million in prepayment of debt, offset by $299 million in debt issuances. Both financing activities were related to the Company's February 1999 issuance of $300 million of 83/8% Series D Senior notes due in 2006. The Series D Senior notes were used to refinance, or purchase, debt which had been assumed through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT Conversion in December 1998. There was no cash from (used in) financing activities from discontinued operations in the first quarter of 1999; however, cash used in financing activities of discontinued operations totaled $27 million in the first quarter of 1998.

      Cash used in financing activities for the first quarter of 1999 also includes a dividend distribution related to the REIT Conversion of $69 million.

      On March 15, 1999, the Board of Directors of Host Marriott declared a regular cash dividend of $0.21 per share of common stock and a corresponding distribution of $0.21 per unit of limited partnership interest ("OP Unit"). The dividend and distribution was paid on April 14, 1999 to shareholders and unitholders of record on March 31, 1999.

      In April 1999, a subsidiary of the Company completed the refinancing of the mortgage on the New York Marriott Marquis. The mortgage is for $245 million maturing June 2000 and bears interest at a rate of LIBOR plus 2.125% for the period from March 31, 1999 through December 31, 1999 and LIBOR plus 2.5% until maturity. The Company is required to make principal payments of $10 million and $5 million on December 31, 1999 and March 31, 2000, respectively, as well as pay an extension fee of 0.5% of the principal balance of the loan outstanding at December 31, 1999.

      On December 30, 1998, the Operating Partnership acquired a portfolio of twelve luxury hotels and other assets from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners. The Operating Partnership issued approximately 43.9 million OP Units and assumed debt and made cash payments of approximately $920 million and distributed 1.4 million of the shares of Crestline common stock to the Blackstone Real Estate Partners. An additional 3.8 million OP Units were issued in April 1999 in accordance with the purchase agreement based on certain adjustments determined on March 31, 1999.

      The Company also completed a 210-room extension of the Philadelphia Marriott Convention Center in April 1999 at a cost of approximately $43 million including debt of $9 million.

      YEAR 2000 ISSUE
      ---------------

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

      We have adopted the compliance program because we recognize the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Our compliance program includes an assessment of our hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      we have a material relationship or whose systems are material to the operations of our hotel properties. Our efforts to ensure that our computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems. Following the REIT Conversion, Crestline, as the lessee of most of our hotels, will deal directly with Year 2000 matters material to the operation of the hotels, and Crestline has agreed to adopt and implement the program outlined below with respect to third-party systems for all hotels for which it is lessee.

      In-House Systems. Since the distribution of Marriott International on October 8, 1993, we have invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable us to provide adequately for our information and reporting needs and which are also Year 2000 compliant. Substantially all of our in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and we have not delayed any systems projects due to the Year 2000 issue. We engaged a third party to review our Year 2000 in-house readiness and found no problems with any mission critical systems. Management believes that future costs associated with Year 2000 issues for our in-house systems will be insignificant and therefore not impact our business, financial condition and results of operations. We have not developed, and do not plan to develop, a separate contingency plan for our in-house systems due to their current Year 2000 compliance. We do, however, have the normal disaster recovery procedures in place should we have a systems failure.

      Third-Party Systems. We rely upon operational and financial systems provided by third parties, primarily the managers and operators of our hotel properties, to provide the appropriate property-specific operating systems, including reservation, phone, elevator, security, HVAC and other systems, and to provide us with financial information. Based on discussion with the third parties that are critical to our business, including the managers and operators of our hotels, we believe that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. We have started to receive written assurances that these third parties will be Year 2000 compliant on time. To the extent these changes impact property-level systems, we may be required to fund capital expenditures for upgraded equipment and software. We do not expect these charges to be material, but we are committed to making these investments as required. To the extent that these changes relate to a third party manager's centralized systems, including reservations, accounting, purchasing, inventory, personnel and other systems, management agreements generally provide for these costs to be charged to our properties subject to annual limitations, which costs will be borne by Crestline under the leases. We expect that the third party managers will incur Year 2000 costs in lieu of costs for their centralized systems related to system projects that otherwise would have been pursued and, therefore, the overall level of centralized systems charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. We believe that this deferral of certain system projects will not have a material impact on our future results of operations, although it may delay certain productivity enhancements at our properties. We and Crestline will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. We believe that, in the event of material Year 2000 non-compliance, we will have the right to seek recourse against the manager under our third party management agreements. The management agreements, however, generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time, and only a portion of such recovery would accrue to us through increased lease rental payments from Crestline.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

      Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks;
      (ii) Inventory: identifying and locating systems and technology components that may be affected; (iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv)
      Planning: defining the technical solutions and labor and work plans necessary for each affected system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing an internal audit team to review significant projects for adherence to quality standards and program methodology.

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

      Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of March 26, 1999, the Awareness and Inventory phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Assessment and Planning phases were complete and Remediation/Replacement and Testing phases were 95 percent complete. Compliance Validation had been completed for approximately 75 percent of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning are substantially complete. For BIS, Remediation/Replacement is substantially complete and Testing is in progress. Marriott International is on track for completion of Remediation/Replacement and Testing of Building Systems for September of 1999. Compliance Validation is in progress for both BIS and Building Systems. Implementation and Quality Assurance is in progress for IT Applications, BIS and Building Systems.

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

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

      RISKS.There can be no assurances that Year 2000 remediation by us or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on us, our business and our financial condition. We cannot predict the actual effects to us of the Year 2000 problem, which depends on numerous uncertainties such as: whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures may occur. Moreover, we are reliant upon Crestline to interface with third parties in addressing the Year 2000 issue at the hotels leased by Crestline. We are also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and our dependence on third parties, including Crestline following the REIT Conversion, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on us. Our Year 2000 compliance program, and Crestline's adoption thereof are expected to significantly reduce the level of uncertainty about the Year 2000 problem and management believes that the possibility of significant interruptions of normal operations should be reduced.

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company has certain derivative and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. The interest recognized on these instruments is based on various LIBOR terms, which was 5.0% at March 26, 1999 and 5.1% at December 31, 1998 for the swaps and was approximately 5.8% for both periods for the various debt obligations. The interest rates, fair values and future maturities associated with these financial instruments have not changed materially from the amounts reported in the Company's annual report on Form 10-K except for the refinancing and termination discussed below.

      The Company repaid a $40 million variable rate mortgage with proceeds from the $300 million senior notes offering discussed in Note 7 to the financial statements. Additionally, the Company terminated the associated swap agreement incurring a termination fee of approximately $1 million in February 1999.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time the subject of, or involved in, judicial proceedings. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 15, 1999, Host Marriott Corporation announced the Annual Meeting of Shareholders to be held on May 20, 1999 to elect members of the Board of Directors, among other matters.

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

       . January 14, 1999--Report on the December 29, 1998 Host Marriott Corporation distribution of Crestline shares to shareholders of record and Host Marriott belief that the fair market value of the Crestline shares on December 29, 1998 was $15.30 per share (a distribution of $1.53 per Host Marriott share) which is the value determined by the Host Marriott Board of Directors.

       . January 15, 1999--Report of the announcement that on December 30, 1998 Host Marriott Corporation had completed the final steps in its conversion to a real estate investment trust ("REIT") and had positioned itself to elect REIT status, effective January 1, 1999.

       . January 22, 1999--Report that, based on its annual budget for 1999, Host Marriott Corporation estimates that on a standalone basis its 1999 Earnings Before Interest, Expense, Taxes, Depreciation and Amortization and other non-cash items will be in the range of approximately $1.0 billion to $1.05 billion while its 1999 Funds From Operations will be in the range of approximately $565 million to $595 million.

     . January 29, 1999--Report of final exchange values, note election amounts, and number of OP Units to be received by limited partners in connection with Host Marriott, L.P.'s acquisition of eight public partnerships.

     . March 15, 1999--Report that on December 30, 1998, Host Marriott Corporation, through its subsidiary Host Marriott, L.P. acquired ownership of, or controlling interests in, 12 upscale and luxury full-service hotels and certain other assets from the Blackstone Group, and a series of funds controlled by affiliates Blackstone Real Estate Partners. In exchange for these assets, (1) Host Marriott, L.P. issued approximately 43.9 million of its limited partnership units, assumed debt and made cash payments totaling approximately $920 million and
          (2) Host Marriott distributed 1.4 million shares of Crestline Capital Corporation. The actual number of OP Units to be issued to the Blackstone Entities will fluctuate based upon certain adjustments to be determined on March 31, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HOST MARRIOTT, L.P.


                                              BY: HOST MARRIOTT CORPORATION
                                                  Its General Partner

May 3, 1999                                       /s/ Donald D. Olinger
-----------                                       -----------------------------
Date                                              Donald D. Olinger
                                                  Senior Vice President and
                                                  Corporate Controller
                                                  (Chief Accounting Officer)