Form 10-Q
period 1999-06-18
HOST MARRIOTT L P
filed 1999-08-02
CIK 1061937

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



For the Quarter Ended June 18, 1999                  Commission File No. 0-25087


                              HOST MARRIOTT, L.P.
                              10400 Fernwood Road
                           Bethesda, Maryland  20817
                                (301) 380-9000



        Delaware                                                52-2095412
------------------------                                  ----------------------
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

                                                           Yes   X     No
                                                               -----      -----

                                                               Units outstanding
      Class                                                     at July 27, 1999
-----------------                                               ----------------
Units of limited partnership interest                                292,854,286
Units of Cumulative Redeemable Preferred limited partnership interest    585,777

                                     INDEX
                                     -----


Part I.    FINANCIAL INFORMATION (Unaudited):                         Page No.
                                                                      --------
           Condensed Consolidated Balance Sheets -                        3
            June 18, 1999 and December 31, 1998

           Condensed Consolidated Statements of Operations -              4
            Twelve Weeks and Twenty-four Weeks Ended
            June 18, 1999 and June 19, 1998

           Condensed Consolidated Statements of Cash Flows -              8
            Twenty-four Weeks Ended June 18, 1999 and
            June 19, 1998

           Notes to Condensed Consolidated Financial Statements           9

           Management's Discussion and Analysis of Results of            22
             Operations and Financial Condition

           Quantitative and Qualitative Disclosures about Market Risk    29

Part II.   OTHER INFORMATION AND SIGNATURE                               30

                              HOST MARRIOTT, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                        June 18,         December 31,
                                                          1999               1998
                                                       -----------        -----------
                                                       (unaudited)
                                    ASSETS
                                    ------
Property and equipment, net.............                  $7,214            $7,201
Notes and other receivables (including
 amounts due from affiliates of $131 million
 and $134 million, respectively)........                     219               203
Rent receivable.........................                      86                --
Due from managers.......................                      --                19
Investments in affiliates...............                      45                33
Other assets............................                     414               370
Cash and cash equivalents...............                     310               436
                                                          ------            ------
                                                          $8,288            $8,262
                                                          ======            ======

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Debt
   Senior notes.........................                  $2,546            $2,246
   Mortgage debt........................                   2,230             2,438
   Convertible debt obligation to Host                       567               567
    Marriott............................
   Other................................                     456               447
                                                          ------            ------
                                                           5,799             5,698
Accounts payable and accrued expenses...                     150               204
Deferred income taxes...................                      96                97
Other liabilities.......................                     420               460
                                                          ------            ------
       Total liabilities................                   6,465             6,459
                                                          ------            ------

Minority interest.......................                     144               147
Limited Partnership interests of third
 parties at redemption value
   (representing 64.6 million units at
   June 18, 1999 and
   December 31, 1998)...............                         783               892

Partners' Capital
   General partner......................                       1                 1
   Limited partner......................                     898               767
   Accumulated other comprehensive loss.                      (3)               (4)
                                                          ------            ------
       Total shareholders' equity.......                     896               764
                                                          ------            ------
                                                          $8,288            $8,262
                                                          ======            ======


            See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve weeks ended June 18, 1999 and June 19, 1998
                           (unaudited, in millions)


                                            1999    1998
                                            ----    ----
REVENUES
  Rental income (Note 2)........           $ 325  $  --
  Hotel sales
   Rooms........................              --    511
   Food and beverage............              --    222
   Other........................              --     54
  Interest income...............               8     10
  Net gains on property                        4     51
   transactions.................
  Equity (loss) in earnings of                 1     (2)
   affiliates...................
  Other.........................               3      3
                                           -----  -----
    Total revenues..............             341    849
                                           -----  -----

EXPENSES
  Depreciation..................              67     60
  Property-level expenses.......              62     60
  Hotel operating expenses
   Rooms........................              --    113
   Food and beverage............              --    158
   Other department costs and                 --    185
    deductions..................
   Management fees (including
    Marriott International
    management fees of $55                    --     50
    million in 1998)............
  Minority interest.............               8     14
  Interest expense..............             109     76
  Dividends on Host
   Marriott-obligated
   mandatorily redeemable
   convertible preferred
   securities of a subsidiary
   trust whose sole assets are
   the convertible subordinated
   debentures due 2026
   ("Convertible Preferred
   Securities").................              --      8
  Corporate expenses............               8      9
  REIT Conversion expenses......              --      6
  Other expenses................               5      5
                                           -----  -----
                                             259    744
                                           -----  -----

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES...........              82    105
Provision for income taxes......              --    (43)
                                           -----  -----

INCOME FROM CONTINUING
 OPERATIONS.....................              82     62
INCOME FROM DISCONTINUED
 OPERATIONS, net of taxes.......              --      4
                                           -----  -----
INCOME BEFORE EXTRAORDINARY
 GAIN...........................              82     66
     Extraordinary item-gain on
      forgiveness of debt.......              13     --
                                           -----  -----

NET INCOME......................           $  95  $  66
                                           =====  =====


           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
              Twelve weeks ended June 18, 1999 and June 19, 1998
                                  (unaudited)

BASIC EARNINGS PER UNIT:
CONTINUING OPERATIONS...................  $0.26  $0.29
Discontinued operations (net of income
 taxes).................................     --   0.02
Extraordinary item-gain on forgiveness
 of debt................................   0.06     --
                                          -----  -----

BASIC EARNINGS PER UNIT:................  $0.32  $0.31
                                          =====  =====

DILUTED EARNINGS PER UNIT:
CONTINUING OPERATIONS...................  $0.27  $0.26
Discontinued operations (net of income
 taxes).................................     --   0.02
Extraordinary item-gain on forgiveness
 of debt................................   0.04     --
                                          -----  -----

DILUTED EARNINGS PER UNIT...............  $0.31  $0.28
                                          =====  =====




           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.) Twenty-four weeks ended June 18, 1999 and June 19, 1998
                             (unaudited, millions)



                                           1999      1998
                                          ------    ------
REVENUES
Rental income (Note 3)..................  $ 611     $   --
Hotel sales.............................
  Rooms.................................     --      1,020
  Food and beverage.....................     --        444
  Other.................................     --        110
Interest income.........................     16         24
Net gains on property transactions......     16         52
Equity (loss) in earnings of affiliates.      2         (1)
Other...................................      3          5
                                          -----     ------
  Total revenues........................    648      1,654
                                          -----     ------

EXPENSES
  Depreciation..........................    133        113
  Property-level expenses...............    120        122
  Hotel operating expenses
    Rooms................................    --        227
    Food and beverage....................    --        321
    Other department costs and
     deductions..........................    --        374
    Management fees (including Marriott
     International management fees
     of $102 million in 1998)............    --        108
  Minority interest......................    13         30
  Interest expense.......................   217        152
  Dividends on Host Marriott-obligated
    mandatorily redeemable convertible
    preferred securities of a subsidiary
    trust whose sole assets are the
    convertible subordinated debentures
    due 2026 ("Convertible Preferred
    Securities").........................    --         17
  Corporate expenses.....................    16         21
  REIT conversion expenses...............    --          6
  Other expenses.........................     9         10
                                          -----     ------
                                            508      1,501
                                          -----     ------

INCOME FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES............................   140        153
Provision for income taxes...............    --        (63)
                                          -----     ------

INCOME FROM CONTINUING OPERATIONS........   140         90
INCOME FROM DISCONTINUED OPERATIONS,
 net of taxes............................    --          6
                                          -----     ------
INCOME BEFORE EXTRAORDINARY ITEM.........   140         96
  Extraordinary item--gain on
  forgiveness of debt....................    13         --
                                          -----     ------
NET INCOME............................... $ 153     $   96
                                          =====     ======

            See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.) Twenty-four weeks ended June 18, 1999 and June 19, 1998
                                 (unaudited)

BASIC EARNINGS PER UNIT:
CONTINUING OPERATIONS...........................        $0.46   $0.42
Discontinued operations (net of income taxes)...           --    0.03
Extraordinary item-gain on forgiveness of debt..         0.06      --

BASIC EARNINGS PER UNIT:........................        $0.52   $0.45
                                                        =====   =====
DILUTED EARNINGS PER UNIT:
CONTINUING OPERATIONS...........................        $0.47   $0.39
Discontinued operations (net of income taxes)...           --    0.02
Extraordinary item-gain on forgiveness of debt..         0.04      --
                                                        -----   -----
DILUTED EARNINGS PER UNIT.......................        $0.51   $0.41
                                                        =====   =====


           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
            Twenty-four weeks ended June 18, 1999 and June 19, 1998
                           (unaudited, in millions)


                                                          1999          1998
                                                         ------        ------
                    OPERATING ACTIVITIES
Income from continuing operations....................    $  140       $  153
Adjustments to reconcile to cash from
 continuing operations:
   Depreciation and amortization.....................       135          114
   Income taxes......................................        --           45
   Gain on sale of hotel properties..................       (16)         (51)
Equity in earnings of affiliates.....................        (2)           1
Changes in operating accounts........................      (170)         (86)
Other................................................        24           27
                                                         ------       ------
   Cash from continuing operations...................       111          203
   Cash from discontinued operations.................        --            3
                                                         ------       ------
   Cash from operations..............................       111          206
                                                         ------       ------

INVESTING ACTIVITIES
Proceeds from sales of assets........................        35          209
Acquisitions.........................................        (4)        (358)
Capital expenditures:
   Renewals and replacements.........................       (86)         (77)
   Development projects..............................       (75)         (18)
   Other investment..................................       (16)         (14)
Purchases of short-term marketable                           --          (97)
 securities..........................................
Sales of short-term marketable                               --          405
 securities..........................................
Note receivable advances, net of                            (17)           4
 collections.........................................
Affiliate collections, net...........................        --           14
Other................................................        --          (25)
                                                         ------       ------
   Cash (used in) from investing                           (163)          43
    activities from continuing
    operations.......................................
   Cash used in investing activities                         --           (2)
    from discontinued operations.....................    ------       ------
   Cash (used in) from investing                           (163)          41
    activities.......................................    ------       ------

FINANCING ACTIVITIES
Issuances of debt, net...............................       413            5
Repurchase of units..................................        (3)          --
Distributions........................................      (130)          --
Scheduled principal repayments.......................       (23)         (18)
Debt prepayments.....................................      (323)         (49)
Other................................................        (8)         (31)
                                                         ------       ------
   Cash used in financing activities                        (74)         (93)
    from continuing operations.......................
   Cash used in financing activities                         --         (150)
    from discontinued operations.....................    ------       ------
   Cash used in financing activities.................       (74)        (243)

INCREASE (DECREASE) IN CASH AND CASH                    $  (126)     $     4
 EQUIVALENTS.........................................   =======      =======

Non-cash financing activities:
   Assumption of mortgage debt for the                  $    --      $   164
    acquisition of, or purchase of                      =======      =======
           controlling interests in,
            certain hotel properties

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. ORGANIZATION

   Host Marriott Corporation ("Host Marriott"), operating through an umbrella partnership REIT structure, is the owner of hotel properties. Host Marriott operates as a self-managed and self-administered real estate investment trust ("REIT") and its operations are conducted through an operating partnership and its subsidiaries. As REITs are not currently permitted to derive revenues directly from the operation of hotels, Host Marriott leases substantially all of its hotels to subsidiaries of Crestline Capital Corporation ("Crestline" or the "Lessee") and certain other lessees.

   In these condensed consolidated financial statements, the "Company" or "Host Marriott" refers to Host Marriott Corporation and its consolidated subsidiaries before, and Host Marriott, L.P. and its consolidated subsidiaries (the "Operating Partnership"), after Host Marriott Corporation's conversion to a REIT (the "REIT Conversion"). Host Marriott Corporation is presented as the predecessor to the Operating Partnership since the Operating Partnership and its subsidiaries received substantially all of the continuing operations, assets and liabilities of Host Marriott Corporation and its subsidiaries.

   On December 15, 1998, shareholders of Host Marriott approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. Host Marriott merged into HMC Merger Corporation (the "Merger"), a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999 as a REIT and is the sole general partner of the Operating Partnership. On December 29, 1998, Host Marriott completed the previously announced spin-off of Crestline through a taxable stock dividend to its shareholders. Each Host Marriott shareholder of record on December 28, 1998 received one share of Crestline for every ten shares of Host Marriott Corporation owned (the "Distribution"). In connection with the REIT Conversion, Host Marriott contributed its hotels and substantially all of its other assets and liabilities to the Operating Partnership and subsidiaries (the "Contribution") in exchange for units of partnership interest in the Operating Partnership. The Contribution was accounted for at Host Marriott's historical basis. As of June 18, 1999, Host Marriott owned approximately 78% of the Operating Partnership.

   As a result of the Distribution, the Company's financial statements have been restated to present the senior living communities business results of operations and cash flows as discontinued operations. All historical financial statements presented have been restated to conform to this presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

   In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 18, 1999 and December 31, 1998, and the results of operations for the twelve and twenty-four weeks ended June 18, 1999 and June 19, 1998 and cash flows for the twenty-four weeks ended June 18, 1999 and June 19, 1998.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

   The statements of operations for the twelve and twenty-four weeks ended June 19, 1998 and the cash flows for the twenty-four weeks ended June 18, 1998 reflect the historical results of Host Marriott as discussed in Note 1. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

   The Company's leases have remaining terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined. Certain amounts of the percentage rent recognized are considered contingent until such time as the revenue recognized exceeds annual thresholds, which are determined individually by property. For the twelve and twenty-four weeks ended June 18, 1999, $138 million and $253 million of contingent rent is included in the statement of operations, respectively.

3. RENTAL REVENUE

   The Company's 1999 revenue primarily represents the rental income from its leased hotels and is not comparable to 1998 hotel revenues which reflect gross sales generated by the properties. Also, in December 1998 the Company retroactively adopted Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Arrangements." The impact of the adoption of Issue 97-2 on the condensed consolidated financial statements for the twelve and twenty-four weeks ended June 19, 1998 was to increase both revenues and operating expenses by approximately $456 million and $922 million, respectively, with no impact on net income or earnings per share.

   The comparison of the 1999 quarterly results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International, which resulted in the 1998 year-to-date historical results adjusted to exclude December 1997 and include May 1998 and the 1998 second quarter adjusted to reflect March through May 1998. The 1999 results reflect comparable periods. The change in reporting was required as part of the REIT Conversion.

   The table below represents hotel sales for all periods presented.

                               Twelve Weeks Ended           Twenty-four Weeks Ended
                               ------------------           -----------------------
                               June 18,   June 19,            June 18,   June 19,
                                1999       1998                1999       1998
                               -------    -------           ---------    ----------
                                  (in millions)                  (in millions)
Hotel Sales
     Rooms                       $  672     $ 511               $1,272     $1,020
     Food and beverage              310       222                  578        444
     Other                           72        54                  135        110
                                 ------     -----               ------     ------
          Total hotel sales      $1,054     $ 787               $1,985     $1,574
                                 ======     =====               ======     ======

4. EARNINGS PER UNIT

   Basic earnings per unit is computed by dividing net income by the weighted average number of units. Diluted earnings per unit is computed by dividing net income as adjusted for potentially dilutive securities, by the weighted average number of units outstanding plus other potentially dilutive securities. Diluted

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


   earnings per unit was adjusted for the impact of the Convertible Preferred Securities as they were dilutive for all periods presented.

   A reconciliation of the number of units utilized for the calculation of diluted earnings per unit follows:

                                                       Twelve Weeks        Twenty-four Weeks
                                                           Ended                 Ended
                                                      ----------------------------------------
                                                      June 18, June 19,   June 18,     June 19,
                                                       1999      1998      1999         1998
                                                      ------    ------    -------      -------
                                                        (in millions)         (in millions)
Weighted average number of units
 outstanding...............................            292.5     216.1     292.0         215.9
Assuming distribution of units to Host
 Marriott Corporation for Host
 Marriott Corporation common shares
 granted under the comprehensive stock plan,
 less shares assumed purchased at average
 market price.............................               5.8       4.2       5.8        4.3
Assuming distribution of common shares
 issuable for warrants, less Shares
 assumes purchased at average market
 price....................................                --       0.1        --        0.1
Assuming conversion of minority
  operating partnership units
   issuable...............................               9.2        --       9.2         --
Assuming conversion of Convertible
  debt to Host Marriott...................              35.8      35.8      35.8       35.8
                                                      ------    ------    ------     ------
  Units utilized for the calculation of
   diluted earnings per unit..............             343.3     256.2     342.8      256.1
                                                      ======    ======    ======     ======

 A reconciliation of net income to earnings used for the calculation of diluted earnings per unit follows:

                                                      Twelve Weeks             Twenty-four Weeks
                                                         Ended                      Ended
                                                  ---------------------------------------------
                                                   June 18,  June 19,       June 18,   June 19,
                                                    1999      1998           1999       1998
                                                  --------  ---------      ---------  ---------
                                                     (in millions)             (in millions)

Net income................................        $   95    $   66         $  153     $   96
Interest on debt obligation to Host
 Marriott, net of taxes...................             8         5             17         10
Minority interest expense, assuming
 conversion of OP units...................             1        --              3         --
                                                  ------    ------         ------     ------
Earnings used for the calculation of
 diluted earnings per unit................        $  104    $   71         $  173     $  106
                                                  ======    ======         ======     ======

5. DIVIDENDS AND DISTRIBUTIONS PAYABLE

   On March 15, 1999 and June 15, 1999, the Board of Directors of Host Marriott declared cash dividends of $0.21 per share of Host Marriott Corporation common stock and corresponding distributions of $0.21 per unit of limited partnership interest ("OP Unit"). The first quarter dividend and distribution was paid on April 14, 1999 to shareholders and unitholders of record on March 31, 1999. The second quarter dividend and distribution was paid on July 14, 1999 to shareholders and unitholders of record on June 30, 1999.

   The 1998 earnings per share has been restated to reflect the impact of the stock portion of a special dividend totaling 11.9 million shares of common stock issued in February, 1999 as a result of the REIT Conversion.

6. ACQUISITIONS AND PROPERTY EXPANSIONS

   On December 30, 1998, the Company acquired a portfolio of twelve luxury hotels and other assets from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

   Real Estate Partners. The Company issued approximately 47.7 million OP Units and assumed debt and made cash payments of approximately $920 million and distributed 1.4 million of the shares of Crestline common stock to the Blackstone Real Estate Partners. Approximately 23.9 million OP Units were redeemable as of June 30, 1999.

   The Company also completed a 210-room extension of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million.

7. DISPOSITION

   In February 1999, the Company sold the 479-room Minneapolis/Bloomington Marriott for $35 million and recorded a gain of $10 million, which was followed by the May 1999 sale of the 221-room Saddle Brook Marriott for $15 million resulting in a gain of $4 million.

8. DEBT ISSUANCES AND REFINANCING

   In February 1999, the Company issued $300 million of 8 3/8% Series D senior notes due in 2006. The senior notes were used to refinance, or purchase, debt which had been acquired through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT Conversion in December 1998.

   The Company has offered to exchange Series D Senior notes for Series E Senior notes on a one-for-one basis. The terms of the Series E Senior notes and the Series D Senior notes will be substantially identical except that the Series E Senior notes will be freely transferable by the holders. The offer to exchange expires at 5:00 p.m. on August 25, 1999.

   In April 1999, a subsidiary of the Company completed the refinancing of the $245 million mortgage on the New York Marriott Marquis, maturing June 2000. The Company was required to make a principal payment of $1.25 million on June 30, 1999. In connection with the refinancing, the Company renegotiated the management agreement and recognized an extraordinary gain of $13 million on the forgiveness of accrued incentive management fees by the manager. This mortgage was subsequently refinanced as part of the $665 million financing agreement discussed in note 11.

9. GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

   The Company operates one business segment, hotel ownership. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands. Substantially all of the Company's revenues are earned through leases with Crestline. With respect to 1998, the allocation of taxes is not evaluated at the segment level or reflected in the following information because the Company does not believe the information is material to the readers of the financial statements.

   The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                   Twelve Weeks Ended June 18, 1999
                                                   --------------------------------
                                              Hotels    Corporate & Other   Consolidated
                                              ------    -----------------   ------------
Revenues..............................        $  335           $  6           $  341
Income (loss) from continuing
 operations before income taxes.......            97            (15)              82

                                                   Twelve Weeks Ended June 19, 1998
                                                   --------------------------------
                                              Hotels    Corporate & Other   Consolidated
                                              ------    -----------------   ------------
Revenues..............................        $  797           $ 52           $  849
Income from continuing operations
 before income taxes..................            82             23              105

                                                 Twenty-four Weeks Ended June 18, 1999
                                                 -------------------------------------
                                              Hotels    Corporate & Other   Consolidated
                                              ------    -----------------   ------------
Revenues..............................        $  639           $  9           $  648
Income (loss) from continuing
 operations before income taxes.......           172            (32)             140

                                                 Twenty-four Weeks Ended June 19, 1998
                                                 -------------------------------------
                                              Hotels    Corporate & Other   Consolidated
                                              ------    -----------------   ------------
Revenues..............................        $1,598           $ 56           $1,654
Income from continuing operations
 before income taxes..................           153             --              153


As of June 18, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel revenues in 1998 for each of the geographical areas in which the Company owns hotels (in millions):

                              Twelve Weeks Ended       Twenty-four Weeks Ended
                            -----------------------    -------------------------
                            June 18,       June 19,    June 18,         June 19,
                              1999           1998        1999             1998
                             -----          -----       -----            ------
United States..............  $ 335          $ 825       $ 638            $1,604
International..............      6             24          10                50
                             -----          -----       -----            ------
  Total....................  $ 341          $ 849       $ 648            $1,654
                             =====          =====       =====            ======

10. Comprehensive Income

    The Company's other comprehensive income consists of foreign currency translation adjustments and changes in the value of the right to receive up to 1.4 million shares of Host Marriott Services Corporation's common stock or an equivalent cash value subsequent to the exercise of the options held by certain former and current employees of Marriott International at Host Marriott Service Corporation's option. For the twelve and twenty-four weeks ended June 18, 1999, comprehensive income totaled $97 million and $154 million, respectively. Comprehensive income was $67 million and $97 million for the twelve and twenty-four weeks ended June 18, 1998. As of June 18, 1999 and December 31, 1998 the Company's accumulated other comprehensive loss was approximately $3 million and $4 million, respectively.

11. Subsequent Events

    In July 1999, the Company entered into a financing agreement pursuant to which it borrowed $665 million due 2009 at a fixed rate 7.47 percent. The New York Marriott Marquis as well as seven other hotels serve

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)
     as collateral. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000.

     In July 1999, the Company sold 4.0 million shares of 10% Class A cumulative redeemable preferred stock with a $0.01 par value. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears commencing October 15, 1999. After August 3, 2004 the Company has the option to redeem the Class A preferred stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A preferred stock ranks senior to the common stock, and the authorized Series A Junior Participating preferred stock. The Class A preferred stockholders generally have no voting rights.

     In June 1999, the Company acquired by merger Timewell Group, L.P. and Timeport, L.P. which each own limited partnership interests in the partnership that owns the New York Marriott Marquis. As part of the merger, the general partners of Timewell Group, L.P. and Timeport, L.P. received 345,559 and 240,218 cumulative redeemable preferred OP Units, respectively. The preferred OP Units are convertible into OP Units on a one-for-one basis, subject to certain adjustments, at any time beginning one year after the merger at the option of the holders. At any time beginning two years after the merger, the Company can redeem the preferred OP units for OP Units or cash.

     In June 1999, the Company refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is for $195 million for a term of 10 years at a rate of 8.45%. In addition, the Company issued $23 million of mortgage debt on the Philadelphia Marriott in July 1999 at an interest rate of approximately 8.6%, maturing 2009.

12.  SUMMARIZED LEASE POOL FINANCIAL STATEMENTS

     As discussed in Note 2, as of June 18, 1999, almost all the properties of the Company and its subsidiaries were leased to Crestline Capital Corporation and managed by Marriott International, Inc. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the twelve and twenty-four weeks ended June 18, 1999 and summarized balance sheet data as of June 18, 1999 of the lease pools in which the Company's hotels are organized are as follows (in millions):

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                     Twelve Weeks Ended June 18, 1999
                                      -------------------------------------------------------------
                                       Pool 1      Pool 2       Pool 3        Pool 4       Combined
                                      -------     -------      -------       -------       --------
Hotel Sales

     Rooms                              $144        $157        $141          $145        $  587
     Food and beverage                    68          76          67            81           292
     Other                                16          16          19            19            70
                                     -------     -------     -------       -------      --------
          Total hotel sales              228         249         227           245           949
Operating Costs and Expenses
     Rooms                                33          36          34            31           134
     Food and beverage                    51          55          47            56           209
     Other                                57          55          57            55           224
     Management fees                      11          16          10            17            54
     Lease expense                        72          83          76            83           314
                                     -------     -------     -------       -------      --------
          Total operating expenses       224         245         224           242           935
                                     -------     -------     -------       -------      --------
Operating Profit                           4           4           3             3            14
Corporate and Interest Expenses           --          (1)         --            --            (1)
                                     -------     -------     -------       -------      --------
      Income before taxes                  4           3           3             3            13
      Income taxes                        (2)         (1)         (1)           --            (4)
                                     -------     -------     -------       -------      --------
          Net Income                 $     2     $     2     $     2       $     3      $      9
                                     =======     =======     =======       =======      ========



                                                     Twenty-four Weeks Ended June 18, 1999
                                      -------------------------------------------------------------
                                       Pool 1      Pool 2       Pool 3        Pool 4       Combined
                                      -------     -------      -------       -------       --------
Hotel Sales

     Rooms                              $273        $294        $268          $273        $1,108
     Food and beverage                   127         137         128           153           545
     Other                                30          29          38            34           131
                                     -------     -------     -------       -------      --------
          Total hotel sales              430         460         434           460         1,784
Operating Costs and Expenses
     Rooms                                64          68          63            58           253
     Food and beverage                    97         102          91           104           394
     Other                               110         107         107           103           427
     Management fees                      20          30          21            33           104
     Lease expense                       133         147         146           157           583
                                     -------     -------     -------       -------      --------
          Total operating expenses       424         454         428           455         1,761
                                     -------     -------     -------       -------      --------
Operating Profit                           6           6           6             5            23
Corporate and Interest Expenses           (1)         (1)         (1)           (1)           (4)
                                     -------     -------     -------       -------      --------
      Income before taxes                  5           5           5             4            19
      Income taxes                        (2)         (2)         (2)           (1)           (7)
                                     -------     -------     -------       -------      --------
          Net Income                    $  3        $  3        $  3          $  3        $   12
                                     =======     =======     =======       =======      ========


                                                As of June 18, 1999
                                ----------------------------------------------------
                                Pool 1      Pool 2    Pool 3     Pool 4     Combined
                                ------      ------    ------     -------    --------
Assets.....................     $ 49        $ 43      $ 46       $ 46       $  184
Liabilities................       46          40        43         43          172
Equity.....................        3           3         3          3           12


                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

13.  SUPPLEMENTAL GUARANTOR AND NON-GUARANTOR SUBSIDIARY INFORMATION

     All subsidiaries of the operating partnership guarantee the Company's senior notes except those among the twenty full service hotels listed below and HMH HPT Residence Inn, LLC and HMH HPT Courtyard, LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") own the following full-service hotels: the Albany Marriott; Atlanta Marriott Marquis; Grand Hyatt, Atlanta; Harbor Beach Marriott Resort; Hartford Marriott; Hyatt Regency, Cambridge; Hyatt Regency, Reston; Manhattan Beach Marriott; Minneapolis Southwest Marriott; New York Marriott Marquis; Ontario Airport Marriott; Pittsburgh City Center Marriott; The Ritz-Carlton, Amelia Island; San Diego Marriott Hotel and Marina; San Diego Mission Valley Marriott; Swissotel, Atlanta; Swissotel, Boston; Swissotel, Chicago; The Drake (Swissotel) New York; and the Oklahoma City Waterford Marriott.

     The following condensed combined consolidating information sets forth the financial position as of June 18, 1999 and December 31, 1998 and results of operations for the twelve weeks and twenty-four weeks ended June 18, 1999 and June 19, 1998, respectively, and cash flows for the twenty-four weeks ended June 18, 1999 and June 19, 1998 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         Supplemental Condensed Combined Consolidating Balance Sheets
                                 (in millions)

                                 June 18, 1999



                                                      Guarantor      Non-Guarantor
                                          Parent     Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                          ------     ------------    -------------    ------------   ------------
Property and equipment, net.............   $1,223        $3,784         $2,207       $  --             $7,214
Investments in affiliate................    1,366            --             --        (1,321)              45
Notes and other receivables.............      817            54             19          (671)             219
Other assets............................      144           194            189           (27)             500
Cash and cash equivalents...............      157           122             31            --              310
                                           ------        ------         ------       -------           ------
   Total assets.........................   $3,707        $4,154         $2,446       $(2,019)          $8,288
                                           ======        ======         ======       =======           ======

Debt....................................   $1,598        $2,860         $1,128       $  (354)          $5,232
Convertible debt obligations to Host          567            --             --            --              567
 Marriott...............................
Deferred income taxes...................       50            39              7            --               96
Other liabilities.......................       72           581            240          (323)             570
                                           ------        ------         ------       -------           ------
   Total liabilities....................    2,287         3,480          1,375          (677)           6,465

Minority interests......................       15            56             73            --              144
Limited partner interest of third             783            --             --            --              783
 parties at
       redemption value
      Owner's capital                         622           618            998        (1,342)             896
                                           ------        ------         ------       -------           ------
         Total liabilities and owner's     $3,707        $4,154         $2,446       $(2,019)          $8,288
          capital                          ======        ======         ======       =======           ======


                               December 31, 1998


                                                      Guarantor      Non-Guarantor
                                          Parent     Subsidiaries    Subsidiaries     Eliminations   Consolidated
                                          ------     ------------    -------------    ------------   ------------



Property and equipment, net.............   $1,172        $3,796         $2,233        $   --           $7,201
Investments in affiliate................    1,038            --             --        (1,005)              33
Notes and other receivables.............      782            52             19          (650)             203
Other assets............................      259           145            141          (156)             389
Cash and cash equivalents...............      330            91             15            --              436
                                           ------        ------         ------       -------           ------
   Total assets.........................   $3,581        $4,084         $2,408       $(1,811)          $8,262
                                           ======        ======         ======       =======           ======

Debt....................................   $1,438        $2,837         $1,183       $  (327)          $5,131
Convertible debt obligation to Host           567            --             --            --              567
 Marriott...............................
Deferred income taxes...................       51            39              7            --               97
Other liabilities.......................       97           600            252          (285)             664
                                           ------        ------         ------       -------           ------
   Total liabilities....................    2,153         3,476          1,442          (612)           6,459

Minority interests......................       15            56             76            --              147
Limited partner interest of third             892            --             --            --              892
 parties at
       redemption value
      Owner's capital                         521           552            890        (1,199)             764
                                           ------        ------         ------       -------           ------
       Total liabilities and owner's       $3,581        $4,084         $2,408       $(1,811)          $8,262
        capital                            ======        ======         ======       =======           ======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                       Twelve Weeks Ended June 18, 1999

                                                    Guarantor      Non-Guarantor
                                          Parent   Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                          ------   ------------    ------------    ------------   ------------
REVENUES................................    $ 76           $173          $105         $(13)          $ 341
Depreciation............................     (15)           (35)          (17)          --             (67)
Property-level expenses.................     (11)           (23)          (28)          --             (62)
Hotel operating expenses................      --             --            --           --              --
Minority interest.......................     (17)            (4)           (2)          15              (8)
Interest expense........................     (27)           (55)          (25)          (2)           (109)
Dividends on convertible preferred
 securities.............................      --             --            --           --             --
Corporate expenses......................      (2)            (5)           (1)          --             (8)
Other expenses..........................      (3)            (1)           (1)          --             (5)
                                           -----          -----         -----        -----          -----
Income from continuing operation........       1             50            31           --             82
                                           -----          -----         -----        -----          -----
Income before extraordinary gain........       1             50            31           --             82
Extraordinary item-gain on forgiveness
 of debt................................      --             --            13           --             13
                                           -----          -----         -----        -----          -----
NET INCOME..............................    $  1           $ 50          $ 44        $  --          $  95
                                           =====          =====         =====        =====          =====


                       Twelve Weeks Ended June 19, 1998

                                                   Guarantor      Non-Guarantor
                                          Parent   Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                          ------   ------------    ------------    ------------   ------------
REVENUES................................   $ 309          $ 473          $ 56          $11          $ 849
Depreciation............................     (25)           (30)           (5)          --            (60)
Property-level expenses.................     (30)           (43)           13           --            (60)
Hotel operating expenses................    (192)          (279)          (35)          --           (506)
Minority interest.......................     (15)             7             2           (8)           (14)
Interest expense........................      (2)           (48)          (23)          (3)           (76)
Dividends on convertible preferred
 securities.............................      (8)            --            --           --             (8)
Corporate expenses......................      (2)            (5)           (2)           -             (9)
REIT Conversion expenses................      (6)            --            --           --             (6)
Other expenses..........................      (4)            (1)           --           --             (5)
                                           -----          -----         -----        -----          -----
Income from continuing operations
 before taxes...........................      25             74             6           --            105
Provision for income taxes..............     (10)           (31)           (2)          --            (43)
                                           -----          -----         -----        -----          -----
Income from continuing operations.......      15             43             4           --             62
Income from discontinued operations.....       4             --            --           --              4
                                           -----          -----         -----        -----          -----
NET INCOME..............................   $  19          $  43          $  4        $  --          $  66
                                           =====          =====         =====        =====          =====

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                     Twenty-four Weeks Ended June 18, 1999

                                                     Guarantor     Non-Guarantor
                                          Parent    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                          ------    ------------    ------------   ------------   ------------
REVENUES................................    $138          $ 334            $191           $(15)         $ 648
Depreciation............................     (28)           (70)            (35)            --           (133)
Property-level expenses.................     (21)           (45)            (54)            --           (120)
Hotel operating expenses................      --             --              --             --             --
Minority interest.......................     (18)            (7)             (3)            15            (13)
Interest expense........................     (68)          (103)            (46)            --           (217)
Dividends on convertible preferred
 securities.............................      --             --              --             --             --
Corporate expenses......................      (3)            (9)             (4)            --            (16)
Other expenses..........................      (7)            (1)             (1)            --             (9)
                                            ----          -----           -----          -----          -----
Income before extraordinary gain........      (7)            99              48             --            140

Extraordinary item-gain on forgiveness
 of debt................................      --             --              13             --             13
                                            ----          -----           -----          -----          -----
NET INCOME (LOSS).......................    $ (7)         $  99            $ 61          $  --          $ 153
                                            ====          =====           =====          =====          =====


                     Twenty-four Weeks Ended June 19, 1998

                                                     Guarantor     Non-Guarantor
                                          Parent    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                          ------    ------------    ------------   ------------   ------------
REVENUES................................   $ 558          $ 851           $ 250             $5        $ 1,654
Depreciation............................     (39)           (57)            (17)            --           (113)
Property-level expenses.................     (41)           (63)            (18)            --           (122)
Hotel operating expenses................    (344)          (530)           (156)            --         (1,030)
Minority interest.......................     (27)            (6)             (2)             5            (30)
Interest expense........................     (21)           (94)            (37)            --           (152)
Dividends on convertible preferred
 securities.............................     (17)            --              --             --            (17)
Corporate expenses......................      (5)           (11)             (5)             -            (21)
REIT Conversion expenses................      (6)            --              --             --             (6)
Other expenses..........................      (9)            (1)             --             --            (10)
                                           -----          -----           -----          -----        -------
Income from continuing operations
 before taxes...........................      49             89              15             --            153
Provision for income taxes..............     (20)           (37)             (6)            --            (63)
                                           -----          -----           -----          -----        -------
Income from continuing operations.......      29             52               9             --             90
Income from discontinued operations.....       6             --              --             --              6
                                           -----          -----           -----          -----        -------
NET INCOME..............................   $  35          $  52           $  11          $  --        $    96
                                           =====          =====           =====          =====        =======


                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Cash Flows
                                 (in millions)

                     Twenty-four Weeks Ended June 18, 1999


                                                                              Non-
                                                         Guarantor         Guarantor
                                           Parent       Subsidiaries      Subsidiaries      Consolidated
                                           -------      ------------      ------------      ------------
OPERATING ACTIVITIES
Cash (used in) from operations..........   $    (5)     $        116      $         --      $        111
                                           -------      ------------      ------------      ------------

INVESTING ACTIVITIES
Cash received from sales of assets......         1                34                --                35
Capital expenditures....................       (49)             (107)              (21)             (177)
Acquisitions............................        --                --                (4)               (4)
Other...................................       (17)               --                --               (17)
                                           -------      ------------      ------------      ------------
Cash used in investing activities.......       (65)              (73)              (25)             (163)
                                           -------      ------------      ------------      ------------

FINANCING ACTIVITIES
Repayment of debt.......................       (25)             (256)              (65)             (346)
Issuances of debt.......................        (2)              256               159               413
Transfers to/from Parent................        65               (12)              (53)               --
Distributions...........................      (130)               --                --              (130)
Repurchase of units.....................        (3)               --                --                (3)
Other...................................        (8)               --                --                (8)
                                           -------      ------------      ------------      ------------

Cash (used in) from financing activities      (103)              (12)               41               (74)
                                           -------      ------------      ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH       $  (173)     $         31      $         16      $       (126)
  EQUIVALENTS                              =======      ============      ============      ============



                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                     Twenty-four Weeks Ended June 19, 1998


                                                                             Non-
                                                       Guarantor          Guarantor
                                            Parent    Subsidiaries       Subsidiaries      Consolidated
                                           --------   ------------     ---------------     ------------
OPERATING ACTIVITIES
Cash from continuing operations.........   $     43   $        144     $            16            $ 203
Cash from discontinued operations.......          3             --                  --                3
                                           --------   ------------     ---------------     ------------
Cash from operations....................         46            144                  16              206
                                           --------   ------------     ---------------     ------------

INVESTING ACTIVITIES
Cash received from sales of assets......        209             --                  --              209
Capital expenditures....................        (28)           (62)                (19)            (109)
Acquisitions............................       (229)           (15)               (114)            (358)
Sales of short-term marketable                  308             --                  --              308
 securities, net........................
Other...................................         (7)            --                  --               (7)
                                           --------   ------------     ---------------     ------------
Cash from (used in) investing                   253            (77)               (133)              43
 activities from
      continuing operations
Cash used in investing activities                (2)            --                  --               (2)
 from discontinued                         --------   ------------     ---------------     ------------
       Operations
Cash from (used in) investing                   251            (77)               (133)              41
 activities                                --------   ------------     ---------------     ------------

FINANCING ACTIVITIES
Repayment of debt                               (55)           (10)                 (2)             (67)
Issuances of debt                                 5             --                  --                5
Transfers to/from Parent                        (52)           (51)                103               --
Other                                           (31)            --                  --              (31)
                                           --------   ------------     ---------------     ------------
Cash (used in) from financing                  (133)           (61)                101              (93)
 activities from
   continuing operations
Cash used in financing activities              (150)            --                  --             (150)
 from discontinued                         --------   ------------     ---------------     ------------
   operations
Cash (used in) from financing                  (283)           (61)                101             (243)
 activities                                --------   ------------     ---------------     ------------

   INCREASE IN CASH AND CASH EQUIVALENTS   $     14   $          6     $           (16)    $          4
                                           ========   ============     ===============     ============

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

Results of Operations
---------------------

Revenues. Our historical revenues have primarily represented gross property-level sales from hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As of January 1, 1999, we lease substantially all of our hotels to subsidiaries of Crestline Capital Corporation. As a result of these leases, we no longer record property-level revenues and expenses, rather we recognize rental income on the leases. Thus, 1999 revenues and expenses are not comparable with prior periods. Note 3 to the financial statements presents a table comparing gross hotel sales for all periods presented to facilitate an investor's understanding of the operation of our properties. The comparison of the 1999 quarterly results with 1998 is also affected by a change in the reporting period for our hotels not managed by Marriott International, which resulted in the 1998 year-to-date historical results adjusted to exclude December 1997 and include May 1998 and the 1998 second quarter adjusted to reflect March through May 1998. The 1999 results reflect comparable periods. The change in reporting was required as part of the REIT conversion.

Year-to-date results for 1999 were driven by the addition of 36 properties in 1998. The increase in hotel sales reflects growth in room revenues generated per available room or REVPAR. For comparable properties, REVPAR increased 3.7% to $120.85 for the second quarter of 1999. Year-to-date REVPAR increased 4% to $120.67. On a comparable basis, average room rates increased approximately 2% and 3% for the second quarter and year-to-date, respectively, while average occupancy increased one percent for both periods.

Interest income decreased as the result of a lower level of cash and marketable securities held during the first half of 1999 compared to the first half of 1998.

The net gain on property transactions for 1999 primarily resulted from the $10 million gain on the sale of the 479-room Minneapolis/Bloomington Marriott for approximately $35 million and the $4 million gain on the sale of the 221-room Saddle Brook Marriott for approximately $15 million.

Expenses. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays certain property-level costs including management fees and we receive a rent payment, which is net of those costs. Property-level costs which are comparable, including depreciation, property taxes, insurance, ground and equipment rent increased 8% to $129 million for the second quarter

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


1999 versus the second quarter 1998 and increased $18 million or 8% to $253 million year-to-date, primarily reflecting the depreciation from the 36 properties acquired during 1998.

Minority Interest. Minority interest expense decreased $6 million to $8 million for the second quarter of 1999 and decreased $17 million to $13 million year-to-date, primarily reflecting the impact of the consolidation of partnerships which occurred in connection with the REIT conversion.

Interest Expense. Interest expense increased 43% to $109 million in the second quarter of 1999 and increased 43% to $217 million year-to-date, primarily due to the issuance of senior notes, establishment of a new credit facility, interest expense on the convertible debt obligation to Host Marriott and additional mortgage debt on properties acquired in 1998.

Dividends on Convertible Preferred Securities. The dividends on Convertible Preferred Securities reflect the dividends accrued for the first half of fiscal year 1998 on the $550 million in 6 3/4% Convertible Preferred Securities. The Convertible Preferred Securities are held by the REIT. The dividends paid by the REIT are supported by the $567 million debt obligation to Host Marriott on the balance sheet. The Operating Partnership incurs interest expense on the debt obligation, and, therefore, no dividends are included in the current period statement of operations.

Corporate Expenses. Corporate expenses decreased $1 million to $8 million for the second quarter of 1999 and decreased $5 million to $16 million year-to-date, resulting primarily from the timing of certain project costs not incurred in 1999 and lower compensation costs.

Income from Discontinued Operations. Income from discontinued operations represents the senior living communities business' results of operations for the second quarter of 1998 and year-to-date as restated for the spin-off of Crestline.

Extraordinary Gain. In connection with the refinancing of the mortgage and the renegotiation of the management agreement on the New York Marriott Marquis, we recognized an extraordinary gain of $13 million on the forgiveness of debt for accrued incentive management fees by the manager.

Net Income. Our net income increased $29 million for the second quarter of 1999 to $95 million and increased $57 million to $153 million for year-to-date 1999.

FFO and EBITDA
--------------

We consider Funds From Operations or FFO as defined by the National Association of Real Estate Investment Trusts and our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items or EBITDA to be indicative measures of our operating performance due to the significance of our long-lived assets and because such data is considered useful by the investment community to better understand our results, and can be used to measure our ability to service debt, fund capital expenditures and expand our business. However, such information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and FFO presentation.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Management believes that FFO is a meaningful disclosure that will help the investment community to better understand our financial performance, including enabling its shareholders and analysts to more easily compare our performance to other Real Estate Investment Trusts. FFO increased $37 million, or 32%, to $152 million in the second quarter of 1999 over the second quarter of 1998. However, FFO as presented may not be comparable to amounts calculated by other companies. For periods prior to 1999, the FFO disclosed represents comparative FFO (FFO plus deferred tax expense). The following is a reconciliation of income from continuing operations to FFO (in millions):


                                             Twelve Weeks Ended           Twenty-four Weeks Ended
                                            ---------------------        -------------------------
                                            June 18,     June 19,        June 18,         June 19,
                                              1999        1998             1999             1998
                                            --------    ---------        --------         --------
   Income from continuing operations           $  82        $  62          $  147            $  90
   Depreciation and amortization                  67           62             135              114
   Other real estate activities                   (5)         (51)            (16)             (52)
   Partnership adjustments                         8           (2)              3               (7)
   REIT conversion expenses                       --            6              --                6
   Deferred taxes                                 --           29              --               39
   Discontinued operations                        --            9              --               16
                                            --------     --------        --------         --------
          Funds From Operations                $ 152        $ 115          $  269            $ 206
                                            ========     ========        ========         ========

EBITDA increased $47 million, or 23%, to $255 million in the second quarter of 1999 and $70 million, or 17%, to $481 million year-to-date. Hotel EBITDA increased $41 million, or 19%, to $263 million in the second quarter of 1999 and $67 million or 16% to $493 million year-to-date, reflecting comparable hotel EBITDA growth, as well as incremental EBITDA from 1998 acquisitions offset by amounts representing hotel sales which are retained by Crestline.

The following is a reconciliation of EBITDA to income from continuing operations (in millions):

                                             Twelve Weeks Ended          Twenty-four Weeks Ended
                                            ---------------------       -------------------------
                                            June 18,      June 19,       June 18,         June 19,
                                              1999         1998            1999             1998
                                            --------     --------        --------         --------
EBITDA                                         $ 255        $ 208           $ 481            $ 411
Interest expense                                (109)         (76)           (217)            (152)
Dividends on Convertible Preferred                --           (8)             --              (17)
 Securities
Depreciation and amortization                    (67)         (62)           (135)            (114)
Minority interest expense                         (8)         (14)            (13)             (30)
Income taxes                                      --          (43)             --              (63)
Other non-cash charges, net                       11           57              24               55
                                            --------     --------        --------         --------
          Income from continuing            $     82     $     62        $    140         $     90
           operations                       ========     ========        ========         ========

Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.7 times for the 1999 second quarter, 3.0 times for the 1998 second quarter and
2.5 times for full year 1998. The ratio of earnings to fixed charges was 1.7 to
1.0 for the second quarter of 1999 and 2.0 to 1.0 for the second quarter of 1998.

Cash Flows and Financial Condition
----------------------------------

We reported a decrease in cash and cash equivalents of $126 million during the twenty-four weeks ended June 18, 1999. Cash from continuing operations was $111 million through the second quarter of 1999 and $203 million through the second quarter of 1998. The $92 million decrease in cash from continuing operations resulted principally from an increase in rent receivable resulting from the timing of the receipt

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


of cash payments. There was no cash activity related to discontinued operations for the second quarter of 1999; however, cash from discontinued operations totaled $3 million through the second quarter of 1998.

Cash used in investing activities from continuing operations was $163 million through the second quarter of 1999. Cash from investing activities from continuing operations was $43 million through the second quarter of 1998. Cash used in investing activities through the second quarter of 1999 includes capital expenditures of $177 million, mostly related to renewals and replacements on existing properties and development projects. In addition, we generated $35 million of cash from the net sale of assets, primarily the Minneapolis/Bloomington property. There was no cash related to investing activities from discontinued operations through the second quarter 1999; however, cash used in investing activities from discontinued operations totaled $2 million year-to-date 1998. Property and equipment balances include $145 million and $78 million for construction in progress as of June 18, 1999 and December 31, 1998, respectively. The current balance primarily relates to properties in Tampa, Orlando, Memphis and various other expansion and development projects.

Cash used in financing activities from continuing operations was $74 million through the second quarter of 1999 and $93 million through the second quarter of 1998. Cash used in financing activities for 1999 includes $323 million in prepayment of debt, offset by $413 million in debt issuances for 1999. Both financing activities were related to our February 1999 issuance of $300 million of 8-3/8% Series D Senior notes due in 2006 and the refinancing of the New York Marriott Marquis.

The Series D Senior notes were used to refinance, or purchase, debt which had been assumed through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT conversion in December 1998. In August 1999, we intend to exchange Series D Senior notes for Series E Senior notes on a one-for-one basis. The terms of the Series E Senior notes and the Series D Senior notes will be substantially identical except that the Series E Senior notes are freely transferable by the holders.

In April 1999, a subsidiary completed the refinancing of the $245 million mortgage on the New York Marriott Marquis, maturing June 2000. We subsequently refinanced this mortgage as part of the $665 financing agreement completed in the third quarter of 1999.

Cash used in financing activities also reflects $69 million in dividend payments for a special dividend declared in December 1998 and paid in February 1999. In addition, on March 15, 1999 and June 15, 1999, the Board of Directors declared regular cash distributions of $0.21 per OP unit. The first quarter distribution was paid on April 14, 1999. The second quarter distribution was paid on July 14, 1999 to unitholders and is not reflected in the cash flow statement.

There was no cash related to financing activities from discontinued operations through the second quarter of 1999; however, cash used in financing activities from discontinued operations totaled $150 million through the second quarter of 1998.

In July 1999, the Company sold 4.0 million shares of 10% Class A Cumulative Redeemable Preferred Stock with a $0.01 par value. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on October 15, 1999. After August 3, 2004 we have the option to redeem the Class A preferred stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


preferred stock ranks prior to the common stock and the authorized Series A Junior Participating preferred stock. The Class A preferred stockholders generally have no voting rights.

We also entered into a financing agreement for $665 million due 2009 at a fixed rate of 7.47%. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000.

In June 1999, we acquired by merger Timewell Group, L.P. and Timeport, L.P., which each own limited partnership interests in the partnership that owns the New York Marriott Marquis. As part of the merger, the general partners of Timewell Group, L.P. and Timeport, L.P. received 345,559 and 240,218 cumulative redeemable preferred OP Units, respectively. The preferred OP Units are convertible into OP Units on a one-for-one basis, subject to certain adjustments, at any time beginning one year after the merger at the option of the holders. At any time, beginning two years after the merger, we can redeem the preferred OP units for OP Units or cash.

Also in June 1999, we refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is for $195 million for a term of 10 years at a rate of 8.45%. In addition, we completed a 210-room extension of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million. The mortgage on the Philadelphia Marriott was refinanced in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009.

On December 30, 1998, we acquired a portfolio of twelve luxury hotels and other assets from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners. We issued approximately 47.7 million OP Units and assumed debt and made cash payments of approximately $920 million and distributed 1.4 million of the shares of Crestline common stock to the Blackstone Real Estate Partners. Approximately
23.9 million OP Units were redeemable as of June 30, 1999.

Year 2000 Issue
----------------

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

Third-Party Systems. We rely upon operational and financial systems provided by third parties, primarily the managers and operators of our hotel properties, to provide the appropriate property-specific operating systems, including reservation, phone, elevator, security, HVAC and other systems, and to provide us with financial information. Based on discussion with the third parties that are critical to our business, including the managers and operators of our hotels, we believe that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. We continue to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, we may be required to fund capital expenditures for upgraded equipment and software. We do not expect these charges to be material, but we are committed to making these investments as required. To the extent that these changes relate to a third party manager's centralized systems, including reservations, accounting, purchasing, inventory, personnel and other systems, management agreements generally provide for these costs to be charged to our properties subject to annual limitations, which costs will be borne by Crestline under the leases. We expect that the third party managers will incur Year 2000 costs in lieu of costs for their centralized systems related to system projects that otherwise would have been pursued and, therefore, the overall level of centralized systems charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. We believe that this deferral of certain system projects will not have a material impact on our future results of operations, although it may delay certain productivity enhancements at our properties. We and Crestline will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. We believe that, in the event of material Year 2000 non-compliance, we will have the right to seek recourse against the manager under our third party management agreements. The management agreements, however, generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time, and only a portion of such recovery would accrue to us through increased lease rental payments from Crestline.

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

Marriott International measures the completion of each phase based on documentation and quantified results weighted for System Criticality. As of June 18, 1999, the Awareness, Inventory, Assessment, and Planning phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Remediation/Replacement and Testing phases were 95 percent complete. Compliance Validation had been completed for approximately 85 percent of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Remediation/Replacement is substantially complete with a target date of September 1999. For BIS, Testing and Compliance Validation is in progress. Testing is over 95% complete for Building Systems for which approximately five percent require further remediation/replacement and re-testing, and Compliance Validation is in progress. Implementation and Quality Assurance is 80 percent complete for IT Applications. For BIS, Implementation is substantially complete while Quality Assurance is in progress. Both Implementation and Quality Assurance are in progress for Building Systems.

Year 2000 compliance communications with Marriott International's significant third party suppliers, vendors and business partners, including its franchisees are ongoing. Marriott International's efforts are focused on the connections most critical to customer service, core business processes and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products and services, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group. A majority of these respondents have either given assurances of timely Year 2000 compliance or have identified the necessary actions to be taken by them or Marriott International to achieve timely Year 2000 compliance for their products. Where Marriott International has not received satisfactory responses it is addressing the potential risks of failure through its contingency planning process.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Marriott International has established a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes guidance for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system. Marriott International is monitoring the progress of the managed and franchised properties towards Year 2000 compliance.

Risks. There can be no assurances that Year 2000 remediation by us or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on us, our business and our financial condition. We cannot predict the actual effects to us of the Year 2000 problem, which depends on numerous uncertainties such as: whether significant third parties properly and timely address the Year 2000 issue and whether broad-based or systemic economic failures may occur. Moreover, we are reliant upon Crestline to interface with third parties in addressing the Year 2000 issue at the hotels leased by Crestline. We are also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and our dependence on third parties, including Crestline following the REIT Conversion, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on us. Our Year 2000 compliance program and Crestline's adoption thereof are expected to significantly reduce the level of uncertainty about the Year 2000 problem and management believes that the possibility of significant interruptions of normal operations should be reduced.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have certain derivative and other financial instruments that are sensitive to changes in interest rates, including interest rate swap agreements and debt obligations. The interest recognized on the debt obligations and interest rate swap instruments is based on various LIBOR terms, which were 4.9% and 5.8%, respectively, at June 18, 1999 and 5.1% and 5% at December 31, 1998, respectively. The interest rates, fair values and future maturities associated with these financial instruments have not changed materially from the amounts reported in our annual report on Form 10-K except for the refinancing and termination discussed below.

We repaid a $40 million variable rate mortgage with proceeds from the $300 million senior notes offering discussed in Note 8 to the financial statements during the first quarter of 1999. We terminated the associated swap agreement incurring a termination fee of approximately $1 million.

In July 1999, we completed the refinancing of approximately $790 million of outstanding variable rate mortgage debt and terminated the related interest rate swap agreements. See Note 11 to the condensed consolidated financial statements. As a result of the termination of the interest rate swap agreements we no longer have derivatives outstanding. As of July 27, 1999, our remaining variable debt consists of the credit facility and the mortgage debt on the Ritz-Carlton Amelia Island property.

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




                                              HOST MARRIOTT, L.P.

                                              BY: HOST MARRIOTT CORPORATION
                                              Its General Partner


July 27, 1999                                 /s/ Donald D. Olinger
-------------                                 --------------------------
Date                                          Donald D. Olinger
                                              Senior Vice President and
                                              Corporate Controller
                                              (Chief Accounting Officer)