Form 10-Q
period 1999-09-10
HOST MARRIOTT L P
filed 1999-10-25
CIK 1061937

=============================================================================

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



For the Quarter Ended September 10, 1999           Commission File No. 0-25087


                              HOST MARRIOTT, L.P.
                              10400 Fernwood Road
                           Bethesda, Maryland 20817
                                (301) 380-9000



        Delaware                                          52-2095412
------------------------                          -------------------------
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

                                                             Yes  X     No___
                                                                 ---




                                                                                        Units outstanding
     Class                                                                            at October 19, 1999
-------------                                                                         -------------------
Units of limited partnership interest                                                         293,335,128
Units of Class TS Cumulative Redeemable Preferred limited partnership interest                    585,777
Units of Class A Cumulative Redeemable Preferred limited partnership interest                   4,160,000

                                     INDEX
                                     -----


Part I.   FINANCIAL INFORMATION (Unaudited):                           Page No.
                                                                       -------

          Condensed Consolidated Balance Sheets -                         3
           September 10, 1999 and December 31, 1998

          Condensed Consolidated Statements of Operations -               4
           Twelve Weeks and Thirty-six Weeks Ended
           September 10, 1999 and September 11, 1998

          Condensed Consolidated Statements of Cash Flows -               8
           Thirty-six Weeks Ended September 10, 1999 and
           September 11, 1998

          Notes to Condensed Consolidated Financial Statements           10

          Management's Discussion and Analysis of Results of             27
           Operations and Financial Condition

          Quantitative and Qualitative Disclosures about Market Risk     35

Part II.  OTHER INFORMATION AND SIGNATURE                                36

                              HOST MARRIOTT, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                          September 10,  December 31,
                                                                                              1999           1998
                                                                                          -------------  ------------
                                                                                          (unaudited)
                                             ASSETS
                                             ------

Property and equipment, net.............................................................  $   7,221      $   7,201
Notes and other receivables (including amounts due from
    affiliates of $131 million and $134 million, respectively)..........................        244            203
Rent receivable.........................................................................         63             --
Due from managers.......................................................................         --             19
Investments in affiliates...............................................................         48             33
Other assets............................................................................        458            370
Cash and cash equivalents...............................................................        290            436
                                                                                          ---------      ---------
                                                                                          $   8,324      $   8,262
                                                                                          =========      =========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

Debt
    Senior notes........................................................................  $   2,539      $   2,246
    Mortgage debt.......................................................................      2,255          2,438
    Convertible debt obligation to Host Marriott........................................        567            567
    Other...............................................................................        356            447
                                                                                          ---------      ---------
                                                                                              5,717          5,698
Accounts payable and accrued expenses...................................................        142            204
Deferred income taxes...................................................................         96             97
Other liabilities.......................................................................        383            460
                                                                                          ---------      ---------
     Total liabilities..................................................................      6,338          6,459
                                                                                          ---------      ---------

Minority interest.......................................................................        141            147
Class TS cumulative redeemable preferred limited partnership interests of third parties at redemption value ("Class TS Preferred Units") (representing 0.6 million units and
    0 units at September 10, 1999 and December 31, 1998, respectively)..................          6             --
Limited partnership interests of third parties at redemption value (representing
    64.3 million units and 64.6 million units at September 10, 1999
    and December 31, 1998, respectively)................................................        611            892

Partners' Capital
    General partner.....................................................................          1              1
    Class A cumulative redeemable preferred limited partner units ("Class A Preferred
      Units")...........................................................................        100             --
    Limited partner.....................................................................      1,124            767
    Accumulated other comprehensive income (loss).......................................          3             (4)
                                                                                          ---------      ---------
      Total shareholders' equity........................................................      1,228            764
                                                                                          ---------      ---------
                                                                                          $   8,324      $   8,262
                                                                                          =========      =========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Twelve weeks ended September 10, 1999 and September 11, 1998
                           (unaudited, in millions)

                                                                                               1999         1998
                                                                                              ------       ------
REVENUES
    Rental income (Note 3)..............................................................       $ 274      $    --
    Hotel sales
      Rooms.............................................................................          --          494
      Food and beverage.................................................................          --          198
      Other.............................................................................          --           49
    Interest income.....................................................................          10           11
    Net gains on property transactions..................................................          --            1
    Equity in earnings of affiliates....................................................           3            2
    Other...............................................................................           2            1
                                                                                             -------      -------
      Total revenues....................................................................         289          756
                                                                                             -------      -------

EXPENSES
    Depreciation and amortization.......................................................          68           53
    Property-level expenses.............................................................          62           67
    Hotel operating expenses
      Rooms.............................................................................          --          121
      Food and beverage.................................................................          --          156
      Other department costs and deductions.............................................          --          194
      Management fees (including Marriott International
         management fees of $36 million in 1998)........................................          --           39
    Minority interest...................................................................           3            6
    Interest expense....................................................................         108           79
    Dividends on Host Marriott-obligated mandatorily
      redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated
      debentures due 2026 ("Convertible Preferred Securities")..........................          --            9
    Corporate expenses..................................................................           6           12
    REIT Conversion expenses............................................................          --            8
Other expenses..........................................................................           1            4
                                                                                             -------      -------
                                                                                                 248          748
                                                                                             -------      -------

INCOME FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES........................................................................          41            8
Provision for income taxes..............................................................          --           (6)
                                                                                             -------      -------

INCOME FROM CONTINUING OPERATIONS.......................................................          41            2
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES.......................................          --            2
                                                                                             -------      -------
INCOME BEFORE EXTRAORDINARY ITEM........................................................          41            4
Extraordinary gain (loss)...............................................................           4         (148)
                                                                                             -------      -------

NET INCOME (LOSS).......................................................................     $    45      $  (144)
                                                                                             =======      =======
Less:  Distributions on Class A Preferred Units.........................................          (1)          --
                                                                                             -------      -------

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS.......................................     $    44      $  (144)
                                                                                             =======      =======

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
         Twelve weeks ended September 10, 1999 and September 11, 1998
                                  (unaudited)

BASIC EARNINGS PER UNIT:
CONTINUING OPERATIONS...................................................................   $   0.13       $   0.01
Discontinued operations (net of income taxes)...........................................         --           0.01
Extraordinary gain (loss)...............................................................       0.02          (0.69)
                                                                                           --------       --------

BASIC EARNINGS (LOSS) PER UNIT:.........................................................   $   0.15       $  (0.67)
                                                                                           ========       ========

DILUTED EARNINGS PER UNIT:
CONTINUING OPERATIONS...................................................................   $   0.13       $   0.01
Discontinued operations (net of income taxes)...........................................         --           0.01
Extraordinary gain (loss)...............................................................       0.02          (0.67)
                                                                                           --------       --------

DILUTED EARNINGS (LOSS) PER UNIT........................................................   $   0.15       $  (0.65)
                                                                                           ========       ========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       Thirty-six weeks ended September 10, 1999 and September 11, 1998
                           (unaudited, in millions)

                                                                                                     1999         1998
                                                                                                  ----------   ----------
REVENUES
Rental income (Note 3)........................................................................    $    885     $     --
Hotel sales...................................................................................
   Rooms......................................................................................          --        1,514
   Food and beverage..........................................................................          --          642
   Other......................................................................................          --          159
Interest income...............................................................................          26           35
Net gains on property transactions............................................................          16           53
Equity in earnings of affiliates..............................................................           5            1
Other ........................................................................................           5            6
                                                                                                  --------     --------
    Total revenues............................................................................         937        2,410
                                                                                                  --------     --------

EXPENSES
    Depreciation and amortization.............................................................         201          166
    Property-level expenses...................................................................         182          189
    Hotel operating expenses
      Rooms...................................................................................          --          348
      Food and beverage.......................................................................          --          477
      Other department costs and deductions...................................................          --          568
      Management fees (including Marriott International management fees of $138
         million in 1998).....................................................................          --          147
    Minority interest.........................................................................          16           36
    Interest expense..........................................................................         325          231
    Dividends on Host Marriott-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated
      debentures due 2026 ("Convertible Preferred Securities")................................          --           26
    Corporate expenses........................................................................          22           33
    REIT conversion expenses..................................................................          --           14
    Other expenses............................................................................          10           14
                                                                                                  --------     --------
                                                                                                       756        2,249
                                                                                                  --------     --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.........................................         181          161
Provision for income taxes....................................................................          --          (69)
                                                                                                  --------     --------

INCOME FROM CONTINUING OPERATIONS.............................................................         181           92
INCOME FROM DISCONTINUED OPERATIONS, net of taxes.............................................          --            8
                                                                                                  --------     --------

INCOME BEFORE EXTRAORDINARY ITEM..............................................................         181          100
Extraordinary gain (loss).....................................................................          17         (148)
                                                                                                  --------     --------

NET INCOME (LOSS).............................................................................    $    198     $    (48)
                                                                                                  ========     ========
Less: Distributions on Class A Preferred Units................................................          (1)          --
                                                                                                  --------     --------

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS.......................................          $    197     $    (48)
                                                                                                  ========     ========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
       Thirty-six weeks ended September 10, 1999 and September 11, 1998
                                  (unaudited)

BASIC EARNINGS PER UNIT:
CONTINUING OPERATIONS...................................................................   $   0.62       $   0.42
Discontinued operations (net of income taxes)...........................................         --           0.04
Extraordinary gain (loss)...............................................................       0.06          (0.69)
                                                                                           --------       --------

BASIC EARNINGS (LOSS) PER UNIT:.........................................................   $   0.68       $  (0.23)
                                                                                           ========       ========

DILUTED EARNINGS PER UNIT:
CONTINUING OPERATIONS...................................................................   $   0.60       $   0.42
Discontinued operations (net of income taxes)...........................................         --           0.03
Extraordinary gain (loss)...............................................................       0.06          (0.67)
                                                                                           --------       --------

DILUTED EARNINGS (LOSS) PER UNIT........................................................   $   0.66       $  (0.22)
                                                                                           ========       ========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
       Thirty-six weeks ended September 10, 1999 and September 11, 1998
                           (unaudited, in millions)

                                                                                             1999          1998
                                                                                           --------      --------
OPERATING ACTIVITIES
Income from continuing operations.......................................................   $    181      $     92
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization.......................................................        203           168
    Income taxes........................................................................         --            50
    Gain on sale of hotel properties....................................................        (16)          (50)
    Equity in earnings of affiliates....................................................         (5)           (1)
    Changes in operating accounts.......................................................       (127)          (35)
    Other...............................................................................         20            30
                                                                                           --------      --------
    Cash from continuing operations.....................................................        256           254
    Cash from discontinued operations...................................................         --            24
                                                                                           --------      --------
    Cash from operations................................................................        256           278
                                                                                           --------      --------

INVESTING ACTIVITIES
Proceeds from sales of assets...........................................................         49           211
Acquisitions............................................................................        (17)         (607)
Capital expenditures:
    Renewals and replacements...........................................................       (143)         (108)
    Development projects................................................................       (102)          (32)
    Other investments...................................................................        (16)          (19)
Purchases of short-term marketable securities...........................................         --          (134)
Sales of short-term marketable securities...............................................         --           451
Note receivable advances, net of collections............................................        (47)            4
Affiliate collections, net..............................................................         --            13
Other...................................................................................         --           (12)
                                                                                           --------      --------
    Cash used in investing activities from continuing operations........................       (276)         (233)
    Cash used in investing activities from discontinued operations......................         --           (10)
                                                                                           --------      --------
    Cash used in investing activities...................................................       (276)         (243)
                                                                                           --------      --------

FINANCING ACTIVITIES
Issuances of debt, net..................................................................      1,282         2,004
Issuances of Class A Preferred Units....................................................        100            --
Issuances of common units...............................................................          2            --
Distributions...........................................................................       (195)           --
Scheduled principal repayments..........................................................        (26)          (39)
Debt prepayments........................................................................     (1,275)       (1,631)
Costs of extinguishment of debt.........................................................         (2)         (175)
Other...................................................................................        (12)          (14)
                                                                                           --------      --------
    Cash (used in) from financing activities from continuing operations.................       (126)          145
    Cash used in financing activities from discontinued operations......................         --          (152)
                                                                                           --------      ---------
    Cash used in financing activities...................................................       (126)           (7)
                                                                                           --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................   $   (146)     $     28
                                                                                           ========      ========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
       Thirty-six weeks ended September 10, 1999 and September 11, 1998
                           (unaudited, in millions)


Supplemental schedule of noncash investing and financing activities:

Approximately 586,000 Class TS Preferred Units valued at $7.4 million were issued in connection with the acquisition by merger of two partnerships that own limited partnership interests in the partnership that owns the New York Marriott Marquis.

In the first quarter of 1998, the Company assumed $164 million of mortgage debt for the acquisition of, or purchase of controlling interests in, certain hotel properties.


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

     On December 15, 1998, shareholders of Host Marriott approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. Host Marriott merged into HMC Merger Corporation (the "Merger"), a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999 as a REIT and is the sole general partner of the Operating Partnership. On December 29, 1998, Host Marriott completed the previously announced spin-off of Crestline through a taxable stock dividend to its shareholders. Each Host Marriott shareholder of record on December 28, 1998 received one share of Crestline for every ten shares of Host Marriott Corporation owned (the "Distribution"). In connection with the REIT Conversion, Host Marriott contributed its hotels and substantially all of its other assets and liabilities to the Operating Partnership and subsidiaries (the "Contribution") in exchange for units of partnership interest in the Operating Partnership. The Contribution was accounted for at Host Marriott's historical basis. As of September 10, 1999, Host Marriott owned approximately 78% of the Operating Partnership.

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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 10, 1999 and December 31, 1998, and the results of operations for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998 and cash flows for the thirty-six weeks

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     ended September 10, 1999 and September 11, 1998. The statements of operations for the twelve and thirty-six weeks ended September 11, 1998 and the cash flows for the thirty-six weeks ended September 11, 1998 reflect the historical results of Host Marriott Corporation as discussed in Note 1. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The Company's leases have remaining terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined. Certain amounts of the percentage rent recognized are considered contingent until such time as the revenue recognized exceeds annual thresholds, which are determined individually by property. For the twelve and thirty-six weeks ended September 10, 1999, $86 million and $339 million of contingent rent is included in the statement of operations, respectively.

3.   Rental Revenue

     The Company's 1999 revenue primarily represents the rental income from its leased hotels and is not comparable to 1998 hotel revenues which reflect gross sales generated by the properties. Also, in December 1998 the Company retroactively adopted Emerging Issues Task Force Issue No. 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Management Entities and Certain Other Entities with Contractual Management Arrangements." The impact of the adoption of Issue 97-2 on the condensed consolidated financial statements for the twelve and thirty-six weeks ended September 11, 1998 was to increase both revenues and operating expenses by approximately $471 million and $1,393 million, respectively, with no impact on net income or earnings per share.

     The comparison of the 1999 results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International. The 1998 year to date historical results would have to be adjusted to exclude the results of these hotels for December 1997 and include August 1998 for the thirty-six weeks ended September 11, 1998 in order to be comparable to the 1999 period results as reported. Also, for the third quarter the 1998 historical results would have to be adjusted to exclude the results of these hotels for May 1998 and include August 1998 for the twelve weeks ended September 11, 1998 in order to be comparable to the 1999 period results as reported.

     The table below represents hotel sales for which rental income is computed for 1999.

                                                       Twelve Weeks Ended            Thirty-six Weeks Ended
                                                  -----------------------------   -----------------------------
                                                  September 10,   September 11,   September 10,   September 11,
                                                      1999            1998            1999             1998
                                                  -------------   -------------   -------------   -------------
                                                         (in millions)                    (in millions)
     Hotel Sales
             Rooms.............................      $  609           $  494         $  1,881        $  1,514
             Food and beverage.................         250              198              828             642
             Other.............................          66               49              201             159
                                                  -------------   -------------   -------------   -------------
               Total hotel sales...............      $  925           $  741         $  2,910        $  2,315
                                                  =============   =============   =============   =============

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4.   Earnings Per Unit

     Basic earnings per common unit is computed by dividing net income less dividends on preferred limited partner interests by the weighted average number of common units outstanding. Diluted earnings per unit is computed by dividing net income less dividends on preferred limited partner units as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Marriott Corporation for Host Marriott Corporation common shares granted under comprehensive stock plans, warrants and the Convertible Preferred Securities. Dilutive securities also include those common and preferred Operating Partnership Units ("OP Units") issuable or outstanding that are held by minority partners which are assumed to be converted. Diluted earnings per unit was not adjusted for the impact of the Convertible Preferred Securities as they were anti-dilutive for all periods presented.

                                                                               Twelve weeks ended
                                                     -------------------------------------------------------------------------
                                                               September 10, 1999                   September 11, 1998
                                                     ----------------------------------   ------------------------------------
                                                       Income       Units      Per Unit      Income       Units       Per Unit
                                                     (Numerator) (Denominator)  Amount     (Numerator) (Denominator)   Amount
                                                     ----------------------------------   ------------------------------------
     Net Income...................................    $    45         292.9      $  .15    $   (144)       216.2       $  (.67)
      Distributions on Class A Preferred Units....         (1)           --          --          --           --            --
                                                     --------     ---------    --------   ---------    ---------      --------
     Basic earnings available to common
      unitholders per unit........................         44         292.9         .15        (144)       216.2          (.67)
      Assuming distribution of units to Host
       Marriott Corporation for Host Marriott
       Corporation common shares granted under
       the Host Marriott comprehensive stock
       plan, less shares assumed purchased at
       average market price.......................         --           5.3          --          --          4.0           .02
      Assuming distribution of units to Host
       Marriott Corporation for Host Marriott
       common shares issuable for warrants, less
       shares assumed purchased at average
       market price...............................         --            --          --          --          0.1            --
      Assuming conversion of Class TS Preferred
       Units......................................         --           0.6          --          --           --            --
      Assuming issuance of OP Units issuable
       under certain purchase agreements..........          2           9.1          --          --           --            --
      Assuming conversion of Convertible
       Preferred Securities.......................         --            --          --          --           --            --
                                                     --------     ---------    --------   ---------    ---------      --------
     Diluted Earnings per Unit....................    $    46         307.9      $  .15    $   (144)       220.3       $  (.65)
                                                     ========     =========    ========   =========    =========      ========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                             Thirty-six Weeks Ended
                                                      ------------------------------------------------------------------------
                                                                September 10, 1999                   September 11, 1998
                                                      ------------------------------------------------------------------------
                                                       Income       Units       Per Unit      Income       Units      Per Unit
                                                      (Numerator) (Denominator)  Amount     (Numerator) (Denominator)  Amount
                                                      ----------------------------------   -----------------------------------
      Net Income....................................  $    198        292.4      $   .68    $     (48)       216.0     $  (.23)
       Distributions on Class A preferred units.....        (1)          --           --           --           --          --
                                                      --------    ---------     --------   ----------   ----------    --------
      Basic earnings available to common
       unitholders per unit.........................       197        292.4          .68          (48)       216.0        (.23)
       Assuming distribution of units to Host
        Marriott Corporation for Host Marriott
        Corporation common shares granted under
        the Host Marriott comprehensive stock
        plan, less shares assumed purchased at
        average market price........................        --          5.6         (.02)          --          4.2         .01
       Assuming distribution of units to Host
        Marriott Corporation for Host Marriott
        common shares issuable for warrants, less
        shares assumed purchased at average
        market price................................        --           --           --           --          0.1          --
       Assuming conversion of Class TS Preferred
        Units.......................................        --          0.6           --           --           --          --
       Assuming issuance of OP Units issuable
        under certain purchase agreements...........         6          9.1           --           --           --          --
       Assuming conversion of Convertible
        Preferred Securities........................        --           --           --           --           --          --
                                                      --------    ---------     --------   ----------   ----------    --------
      Diluted Earnings per Unit.....................  $    203        307.7      $   .66    $     (48)       220.3     $  (.22)
                                                      ========    =========     ========   ==========   ==========    ========

     In September 1999, the Board of Directors of Host Marriott Corporation approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of Host Marriott common stock or a corresponding amount (based on the appropriate conversion ratio) of Host Marriott Convertible Preferred Securities. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at Host Marriott Corporation's discretion. Additionally, under the terms of the partnership agreement, an equivalent number of OP units will also be repurchased on a one-for-one basis from Host Marriott Corporation. Subsequent to quarter end, Host Marriott has spent approximately $7.7 million to repurchase 797,000 shares.

5.   Class A Cumulative Redeemable Preferred Limited Partner Interest

     In August 1999, Host Marriott sold 4.16 million shares of 10% Class A cumulative redeemable preferred stock ("Class A Preferred Shares") with a $0.01 par value and we issued an equivalent security, the Class A Preferred Units to Host Marriott Corporation. Holders of the shares are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears commencing October 15, 1999. A corresponding distribution on the Class A Preferred Units is also payable quarterly in arrears commencing October 15, 1999. After August 3, 2004 Host Marriott Corporation has the option to redeem the Class A Preferred Shares for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A Preferred Units rank senior to the common units and the Class TS Preferred Units. The Class A Preferred shareholders generally have no voting rights.

     Cumulative cash distributions on the Class A Preferred Units have been accrued from the date of issuance, August 3, 1999, through the balance sheet date. The Company declared a pro rata distribution of $0.50 per unit on September 23, 1999, which was paid on October 15, 1999.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

6.   Dividends and Distributions Payable

     On September 23, 1999, the Board of Directors of Host Marriott declared a cash dividend of $0.21 per share of Host Marriott Corporation common stock and a corresponding distribution of $0.21 per OP Unit, which was paid on October 15, 1999 to shareholders and unitholders of record on September 30, 1999. Total dividends and corresponding distributions year to date are $0.63 per share and per unit, respectively.

     The 1998 earnings per share has been restated to reflect the impact of the stock portion of a special dividend totaling 11.9 million shares of common stock issued in February, 1999 as a result of the REIT Conversion.

7.   Acquisitions and Property Expansions

     On December 30, 1998, the Company acquired a portfolio of twelve luxury hotels and other assets (the "Blackstone Acquisition") from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners. Approximately 467,000 OP Units issued in connection with the Blackstone Acquisition were redeemed for common stock of Host Marriott Corporation during the third quarter of 1999.

     The Company completed a 210-room expansion of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million.

     In June 1999, the Company acquired by merger Timewell Group, L.P. and Timeport, L.P. which each own limited partnership interests in the partnership that owns the New York Marriott Marquis. As part of the merger, the general partners of Timewell Group, L.P. and Timeport, L.P. received 345,559 and 240,218 Class TS Preferred Units, respectively. The Class TS Preferred Units are convertible into OP Units on a one-for-one basis, subject to certain adjustments, at any time beginning one year after the merger at the option of the holders. At any time beginning two years after the merger, the Company can redeem the Class TS Preferred Units for OP Units or cash. Also as part of the merger, the Company repaid in cash outstanding Partner loans totaling $5.9 million on behalf of each of the partnerships.

8.   Dispositions

     In February 1999, the Company sold the 479-room Minneapolis/Bloomington Marriott for $35 million and recorded a gain of $10 million. In May 1999, the Company sold the 221-room Saddle Brook Marriott for $15 million and recorded a gain of $4 million.

     In the fourth quarter, the Company sold the 306-room Grand Hotel Resort and Golf Club for $28 million, recognizing a loss of $1 million. The Company also announced it has reached an agreement to sell the Ritz-Carlton Boston for total proceeds of approximately $122 million in 1999, subject to normal closing requirements.

9.   Debt Issuances and Refinancing

     In February 1999, the Company issued $300 million of 83/8% Series D senior notes due in 2006. The senior notes were used to refinance, or purchase, debt which had been acquired through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT Conversion in

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     December 1998. The notes were exchanged during the third quarter for Series E senior notes on a one-for-one basis, which are freely transferable by the holders.

     In April 1999, a subsidiary of the Company completed the refinancing of the $245 million mortgage on the New York Marriott Marquis, maturing June 2000. The Company was required to make a principal payment of $1.25 million on June 30, 1999. In connection with the refinancing, the Company renegotiated the management agreement and recognized an extraordinary gain of $13 million on the forgiveness of accrued incentive management fees by the manager. This mortgage was subsequently refinanced as part of the $665 million financing agreement discussed below.

     In June 1999, the Company refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is for $195 million for a term of 10 years at a rate of 8.45%. In addition, the Company issued $23 million of mortgage debt on the Philadelphia Marriott expansion in July 1999 at an interest rate of approximately 8.6%, maturing 2009.

     In July 1999, the Company entered into a financing agreement pursuant to which it borrowed $665 million due 2009 at a fixed interest rate of 7.47%. The New York Marriott Marquis as well as seven other hotels serve as collateral. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000.

     In August 1999, the Company repaid $100 million of the outstanding balance on a $350 million term loan entered into in August 1998 as part of its $1.25 billion line of credit. During the fourth quarter an additional $50 million repayment was made, reducing the outstanding balance of the term loan to $200 million. Subsequent to these repayments, the available capacity under the line of credit balance remains $900 million while the total line has been permanently reduced to $1.1 billion as a result of the term loan payments.

     In August 1999, the Company made a prepayment of $19 million to pay down in full the mezzanine mortgage on the Marriott Desert Springs Resort and Spa. In September 1999, the Company made a prepayment of $45 million to pay down in full the mortgage note on the Philadelphia Four Seasons Hotel.

10.  Geographic and Business Segment Information

     The Company operates in one business segment, hotel ownership. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands. Substantially all of the Company's revenues are earned through leases with Crestline. With respect to 1998, the allocation of taxes is not evaluated at the segment level or reflected in the following information because the Company does not believe the information is material to the readers of the financial statements.

     The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):

                                                            Twelve Weeks Ended September 10, 1999
                                                     ----------------------------------------------------
                                                       Hotels       Corporate & Other        Consolidated
                                                     ---------     -------------------     --------------
      Revenues.....................................   $   287              $   2                $   289
      Income (loss) from continuing operations
        before income taxes........................        56                (15)                    41

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                Twelve Weeks Ended September 11, 1998
                                                         -------------------------------------------------
                                                          Hotels     Corporate & Other       Consolidated
                                                         --------   -------------------    ---------------
      Revenues.......................................    $   752            $   4               $   756
      Income (loss) from continuing operations
          before income taxes........................         38              (30)                    8

                                                             Thirty-six Weeks Ended September 10, 1999
                                                         -------------------------------------------------
                                                          Hotels     Corporate & Other       Consolidated
                                                         --------   -------------------    ---------------
      Revenues.......................................    $   926            $  11               $   937
      Income (loss) from continuing operations
          before income taxes........................        228              (47)                  181

                                                             Thirty-six Weeks Ended September 11, 1998
                                                         -------------------------------------------------
                                                          Hotels     Corporate & Other       Consolidated
                                                         --------   -------------------    ---------------
      Revenues.......................................    $ 2,350            $  60               $ 2,410
      Income (loss) from continuing operations
          before income taxes........................        191              (30)                  161

     As of September 10, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel revenues in 1998 for each of the geographical areas in which the Company owns hotels (in millions):

                                                            Twelve Weeks Ended             Thirty-six Weeks Ended
                                                      ---------------------------------------------------------------
                                                       September 10,   September 11,    September 10,   September 11,
                                                            1999           1998            1999            1998
                                                      ---------------------------------------------------------------
      United States..................................      $  268          $  713          $  869          $ 2,237
      International..................................           6              28              16               78
                                                           ------          ------          ------          -------
          Total......................................      $  274          $  741          $  885          $ 2,315
                                                           ======          ======          ======          =======

11.  Comprehensive Income

     The Company's other comprehensive income consists of foreign currency translation adjustments and the right to receive up to 1.4 million shares of Host Marriott Services Corporation's common stock or an equivalent cash value, at Host Marriott Services Corporation's option, subsequent to the exercise of the options held by certain former and current employees of Marriott International. For the twelve and thirty-six weeks ended September 10, 1999, comprehensive income totaled $51 million and $205 million, respectively. The comprehensive loss was $148 million and $51 million for the twelve and thirty-six weeks ended September 11, 1998. As of September 10, 1999 the Company's accumulated other comprehensive income was approximately $3 million. As of December 31, 1998, the Company's accumulated other comprehensive loss was approximately $4 million

     On August 27, 1999, Autogrill Acquisition Co., a wholly-owned subsidiary of Autogrill SpA of Italy, completed its cash tender offer for all the outstanding shares of common stock of Host Marriott Services Corporation. Since Host Marriott Services Corporation is no longer publicly traded, the Company has adjusted the unrealized gain on the receivable to reflect the tender price of $15.75. Further, all future payments to the Company will be made in cash as Host Marriott Services Corporation has indicated that the receivable will not be settled in Autogrill stock.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

12.  Subsequent Events

     In September 1999, the mortgage note receivable on a hotel property matured and the Company collected the outstanding balance of approximately $65 million. The note was originally acquired as part of the Blackstone Acquisition.

     In October 1999, the Company initiated a tender offer to acquire the remaining partnership interests in the Hopewell Group, Ltd., a minority owner in the Atlanta Marriott Marquis, for preferred OP Units and cash.

13.  Summarized Lease Pool Financial Statements

     As discussed in Note 2, as of September 10, 1999, almost all the properties of the Company and its subsidiaries were leased to Crestline Capital Corporation and managed by Marriott International, Inc. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the twelve and thirty-six weeks ended September 10, 1999 and summarized balance sheet data as of September 10, 1999 of the lease pools in which the Company's hotels are organized are as follows (in millions):

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                 Twelve Weeks Ended September 10, 1999
                                                                 -------------------------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Hotel Sales
           Rooms.....................................     $ 135      $ 142       $ 126      $ 128       $ 531
           Food and beverage.........................        57         59          55         67         238
           Other.....................................        16         15          16         17          64
                                                          -----      -----       -----      -----       -----
                Total hotel sales....................       208        216         197        212         833
      Operating Costs and Expenses
           Rooms.....................................        34         40          32         30         136
           Food and beverage.........................        46         48          44         50         188
           Other.....................................        58         50          54         55         217
           Management fees...........................         9         13           9         13          44
           Lease expense.............................        57         59          56         61         233
                                                          -----      -----       -----      -----       -----
                Total operating expenses.............       204        210         195        209         818
                                                          -----      -----       -----      -----       -----
      Operating Profit...............................         4          6           2          3          15
      Corporate and Interest Expenses................        (1)        (1)         --         (1)         (3)
                                                          -----      -----       -----      -----       -----
            Income before taxes......................         3          5           2          2          12
            Income taxes.............................        (1)        (3)         (1)        (1)         (6)
                                                          -----      -----       -----      -----       -----
                Net Income...........................     $   2      $   2       $   1      $   1       $   6
                                                          =====      =====       =====      =====       =====
                                                               Thirty-six Weeks Ended September 10, 1999
                                                               -----------------------------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Hotel Sales
           Rooms.....................................     $ 408       $ 436      $ 394       $ 401     $ 1,639
           Food and beverage.........................       184         196        183         220         783
           Other.....................................        46          44         54          51         195
                                                          -----       -----      -----       -----     -------
                Total hotel sales....................       638         676        631         672       2,617
      Operating Costs and Expenses
           Rooms.....................................        98         108         95          88         389
           Food and beverage.........................       143         150        135         154         582
           Other.....................................       168         157        161         158         644
           Management fees...........................        29          43         30          46         148
           Lease expense.............................       190         206        202         218         816
                                                          -----       -----      -----       -----     -------
                Total operating expenses.............       628         664        623         664       2,579
                                                          -----       -----      -----       -----     -------
      Operating Profit...............................        10          12          8           8          38
      Corporate and Interest Expenses................        (2)         (2)        (1)         (2)         (7)
                                                          -----       -----      -----       -----     -------
            Income before taxes......................         8          10          7           6          31
            Income taxes.............................        (3)         (5)        (3)         (2)        (13)
                                                          -----       -----      -----       -----     -------
                Net Income...........................     $   5       $   5      $   4       $   4     $    18
                                                          =====       =====      =====       =====     =======

                                                                        As of September 10, 1999
                                                                        ------------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Assets.........................................    $  43       $  32       $  35      $  34       $  144
      Liabilities....................................       38          27          31         30          126
      Equity.........................................        5           5           4          4           18

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

14.  Supplemental Guarantor and Non-Guarantor Subsidiary Information

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

     The following condensed combined consolidating information sets forth the financial position as of September 10, 1999 and December 31, 1998 and results of operations for the twelve and thirty-six weeks ended September 10, 1999 and September 11, 1998, and cash flows for the thirty-six weeks ended September 10, 1999 and September 11, 1998 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         Supplemental Condensed Combined Consolidating Balance Sheets
                                 (in millions)
                              September 10, 1999


                                                                            Non-
                                                           Guarantor      Guarantor
                                                Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                               --------  ------------   ------------   ------------   ------------
Property and equipment, net..................   $ 1,224     $ 3,787        $ 2,210       $     --        $ 7,221
Investments in affiliate.....................     1,685          --             --         (1,637)            48
Notes and other receivables..................       840          53             19           (668)           244
Other assets.................................       165         178            215            (37)           521
Cash and cash equivalents....................       119         148             23             --            290
                                                -------     -------        -------       --------        -------
   Total assets..............................   $ 4,033     $ 4,166        $ 2,467       $ (2,342)       $ 8,324
                                                =======     =======        =======       ========        =======

Debt.........................................   $ 1,317     $ 3,014        $ 1,173       $   (354)       $ 5,150
Convertible debt obligations to Host Marriott       567          --             --             --            567
Deferred income taxes........................        57          32              7             --             96
Other liabilities............................       234         446            196           (351)           525
                                                -------     -------        -------       --------        -------
   Total liabilities.........................     2,175       3,492          1,376           (705)         6,338

Minority interests...........................        13          54             74             --            141
Limited partner interest of third parties
at redemption value..........................       617          --             --             --            617
Owner's capital..............................     1,228         620          1,017         (1,637)         1,228
                                                -------     -------        -------       ---------       -------
   Total liabilities and owner's capital.....   $ 4,033     $ 4,166        $ 2,467       $ (2,342)       $ 8,324
                                                =======     =======        =======       ========        =======
                                                         December 31, 1998

                                                                            Non-
                                                           Guarantor      Guarantor
                                                Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                               --------  ------------   ------------   ------------   ------------
Property and equipment, net..................   $ 1,172     $ 3,796        $ 2,233        $    --        $ 7,201
Investments in affiliate.....................     1,475          --             --         (1,442)            33
Notes and other receivables..................       782          52             19           (650)           203
Other assets.................................       259         145            141           (156)           389
Cash and cash equivalents....................       330          91             15             --            436
                                                -------     -------        -------        -------         ------
   Total assets..............................   $ 4,018     $ 4,084        $ 2,408        $(2,248)       $ 8,262
                                                =======     =======        =======        =======        =======

Debt.........................................   $ 1,438     $ 2,837        $ 1,183        $  (327)       $ 5,131
Convertible debt obligation to Host Marriott.       567          --             --             --            567
Deferred income taxes........................        51          39              7             --             97
Other liabilities............................       291         600            252           (479)           664
                                                -------     -------        -------        -------        -------
  Total liabilities..........................     2,347       3,476          1,442           (806)         6,459

Minority interests...........................        15          56             76             --            147
Limited partner interest of third parties
at redemption value..........................       892          --             --             --            892
Owner's capital..............................       764         552            890         (1,442)           764
                                                -------     -------        -------        -------        -------
  Total liabilities and owner's capital......   $ 4,018     $ 4,084        $ 2,408        $(2,248)       $ 8,262
                                                =======     =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                                          Twelve Weeks Ended September 10, 1999

                                                                               Non-
                                                              Guarantor      Guarantor
                                                   Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  --------  ------------   ------------   ------------   ------------
REVENUES........................................   $   96      $   137        $    93        $   (37)       $   289
Depreciation....................................      (13)         (35)           (20)            --            (68)
Property-level expenses.........................      (10)         (24)           (28)            --            (62)
Hotel operating expenses........................       --           --             --             --             --
Minority interest...............................       (1)          --             (2)            --             (3)
Interest expense................................      (17)         (64)           (22)            (5)          (108)
Dividends on convertible preferred securities...       --           --             --             --             --
Corporate expenses..............................       (1)          (3)            (2)            --             (6)
Other expenses..................................       --           (1)            --             --             (1)
                                                   ------      -------        -------        -------        -------
Income before extraordinary gain................       54           10             19            (42)            41
Extraordinary item-gain on forgiveness of debt..       --            1              3             --              4
                                                   ------      -------        -------        -------        -------
NET INCOME......................................   $   54      $    11        $    22        $   (42)       $    45
                                                   ======      =======        =======        =======        =======
                                          Twelve Weeks Ended September 11, 1998

                                                                               Non-
                                                              Guarantor      Guarantor
                                                   Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  --------  ------------   ------------   ------------   ------------
REVENUES........................................   $   22      $   309        $   428        $    (3)       $   756
Depreciation....................................      (11)         (26)           (16)            --            (53)
Property-level expenses.........................       (2)         (28)           (37)            --            (67)
Hotel operating expenses........................       (8)        (210)          (292)            --           (510)
Minority interest...............................       (1)          (2)            (3)            --             (6)
Interest expense................................      (21)         (47)           (17)             6            (79)
Dividends on convertible preferred securities...       (9)          --             --             --             (9)
Corporate expenses..............................       (6)          (4)            (2)            --            (12)
REIT Conversion expenses........................       (8)          --             --             --             (8)
Other expenses..................................       (3)          --             (1)            --             (4)
                                                   ------      -------        -------        -------        -------
Income from continuing operations before taxes..      (47)          (8)            60              3              8
Provision for income taxes......................       18            2            (26)            --             (6)
                                                   ------      -------        -------        -------        -------
Income from continuing operations...............      (29)          (6)            34              3              2
Income from discontinued operations.............        2           --             --             --              2
                                                   ------      -------        -------        -------        -------
INCOME BEFORE EXTRAORDINARY
   ITEM.........................................   $  (27)     $    (6)       $    34        $     3        $     4
                                                   ======      =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                                             Thirty-six Weeks Ended September 10, 1999

                                                                               Non-
                                                              Guarantor      Guarantor
                                                   Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  --------  ------------   ------------   ------------   ------------
REVENUES........................................  $   393     $   471        $   284        $  (211)       $   937
Depreciation....................................      (41)       (105)           (55)            --           (201)
Property-level expenses.........................      (31)        (69)           (82)            --           (182)
Hotel operating expenses........................       --          --             --             --             --
Minority interest...............................       (5)         (6)            (5)            --            (16)
Interest expense................................     (108)       (168)           (68)            19           (325)
Dividends on convertible preferred securities...       --          --             --             --             --
Corporate expenses..............................       (4)        (11)            (7)            --            (22)
Other expenses..................................       (6)         (3)            (1)            --            (10)
                                                  -------     -------        -------        -------        -------
Income before extraordinary gain................      198         109             66           (192)           181
Extraordinary item-gain on forgiveness of debt..       --           1             16             --             17
                                                  -------     -------        -------        -------        -------
NET INCOME (LOSS)...............................  $   198     $   110        $    82        $  (192)       $   198
                                                  =======     =======        =======        =======        =======
                                             Thirty-six Weeks Ended September 11, 1998

                                                                               Non-
                                                              Guarantor      Guarantor
                                                   Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  --------  ------------   ------------   ------------   ------------
REVENUES........................................  $  683      $ 1,160        $   678        $  (111)       $ 2,410
Depreciation....................................     (50)         (83)           (33)            --           (166)
Property-level expenses.........................     (43)         (91)           (55)            --           (189)
Hotel operating expenses........................    (352)        (740)          (448)            --         (1,540)
Minority interest...............................     (23)          (8)            (5)            --            (36)
Interest expense................................     (58)        (141)           (54)            22           (231)
Dividends on convertible preferred securities...     (26)          --             --             --            (26)
Corporate expenses..............................     (11)         (15)            (7)            --            (33)
REIT Conversion expenses........................     (14)          --             --             --            (14)
Other expenses..................................     (12)          (1)            (1)            --            (14)
                                                  ------      -------        -------        -------        --------
Income from continuing operations before taxes..      94           81             75            (89)           161
Provision for income taxes......................      (2)         (35)           (32)            --            (69)
                                                  ------      -------        -------        -------        -------
Income from continuing operations...............      92           46             43            (89)            92
Income from discontinued operations.............       8           --             --             --              8
                                                  ------      -------        -------        -------        -------
INCOME BEFORE EXTRAORDINARY
   ITEM.........................................  $  100      $    46        $    43        $   (89)       $   100
                                                  ======      =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Cash Flows
                                 (in millions)


                                             Thirty-six Weeks Ended September 10, 1999

                                                                                    Non-
                                                                   Guarantor      Guarantor
                                                        Parent   Subsidiaries   Subsidiaries   Consolidated
                                                       --------  ------------   ------------   ------------
OPERATING ACTIVITIES
Cash (used in) from operations....................     $     17      $     147       $    92        $    256
                                                       ---------     ----------      --------       ---------

INVESTING ACTIVITIES
Cash received from sales of assets................            1             48            --              49
Capital expenditures..............................          (58)          (172)          (31)           (261)
Acquisitions......................................           --            (12)           (5)            (17)
Other.............................................          (47)            --            --             (47)
                                                       ---------     ----------      ---------      ---------

Cash used in investing activities ................         (104)          (136)          (36)           (276)
                                                       ---------     ----------      --------       ---------

FINANCING ACTIVITIES
Repayment of debt.................................         (111)          (333)         (857)         (1,301)
Issuances of debt.................................          290             35           957           1,282
Distributions.....................................         (195)            --            --            (195)
Issuances of common units.........................            2             --            --               2
Issuances of Class A Preferred Units..............          100             --            --             100
Cost of extinguishment of debt....................           --             --            (2)             (2)
Transfers to/from Parent..........................         (198)           344          (146)             --
Other.............................................          (12)            --            --             (12)
                                                       ---------     ----------      --------       ---------

Cash (used in) from financing activities..........         (124)            46           (48)           (126)
                                                       ---------     ----------      --------       ---------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS....................................     $   (211)     $      57       $     8        $   (146)
                                                       =========     ==========      ========       =========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                   Thirty-six Weeks Ended September 11, 1998

                                                                                                Non-
                                                                              Guarantor       Guarantor
                                                                  Parent    Subsidiaries    Subsidiaries   Consolidated
                                                                ----------  ------------    ------------   ------------
      OPERATING ACTIVITIES
      Cash from continuing operations.........................   $     (2)     $   149         $   107        $   254
      Cash from discontinued operations.......................         24           --              --             24
                                                                 --------      -------         -------        -------
      Cash from operations....................................         22          149             107            278
                                                                 --------      -------         -------        -------

      INVESTING ACTIVITIES
      Cash received from sales of assets......................        211           --              --            211
      Capital expenditures....................................        (38)         (96)            (25)          (159)
      Acquisitions............................................       (470)         (22)           (115)          (607)
      Sales of short-term marketable securities, net..........        317           --              --            317
      Other...................................................          5           --              --              5
                                                                 --------      -------         -------        -------
      Cash from (used in) investing activities from
         continuing operations................................         25         (118)           (140)          (233)
      Cash used in investing activities from discontinued
         Operations...........................................        (10)          --              --            (10)
                                                                 --------      -------         -------        -------
      Cash from (used in) investing activities ...............         15         (118)           (140)          (243)
                                                                 --------      -------         -------        -------

      FINANCING ACTIVITIES
      Repayment of debt.......................................     (1,596)         (56)            (18)        (1,670)
      Issuances of debt.......................................      1,998            5               1          2,004
      Costs of extinguishment of debt.........................       (175)          --              --           (175)
      Transfers to/from Parent................................        (64)           5              59             --
      Other...................................................        (14)          --              --            (14)
                                                                 --------      -------         -------        -------
      Cash from (used in) financing activities from
         continuing operations................................        149          (46)             42            145
      Cash used in financing activities from discontinued
         operations...........................................       (152)          --              --           (152)
                                                                 --------      -------         -------        -------
      Cash (used in) from financing activities................         (3)         (46)             42             (7)
                                                                 --------      -------         -------        -------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   $     34      $   (15)        $     9        $    28
                                                                 ========      =======         =======        =======

15.   Contingencies

      Courtyard by Marriott II Limited Partnership (CBM II)
      -----------------------------------------------------

      A group of partners in CBM II filed a lawsuit, Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, on June 7, 1996, in the 285th Judicial District Court of Bexar County, Texas against the Company and others alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs are seeking unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action. The defendants have filed an answer, the class has been certified, class counsel has been appointed, and discovery is underway. On March 11, 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, filed a plea in intervention to bring additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. The original plaintiffs subsequently filed a second amended complaint on March 19, 1999 and in a third amended complaint, filed May 24, 1999, asserted as derivative claims,

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      some of the claims previously asserted as individual claims. On March 25, 1999, Equity Resource, an assignee, through various of its funds, of a number of limited partnership units, also filed a plea in intervention similar to that which was filed by Palm Investors. A trial date of January 3, 2000 has been set.

      On August 17, 1999, the general partner of CBM II appointed an independent special litigation committee (the "SLC"), comprised of the Honorable William Webster and the Honorable Charles Renfrew, to investigate the derivative claims described above and to recommend to the general partner whether it is in the best interests of CBM II for the derivative litigation to proceed. The general partner has agreed to adopt the recommendation of the SLC. Under Delaware law, the recommendation of a duly appointed independent litigation committee is binding on the general partner and the limited partners. On August 30, 1999, the court held a hearing to consider the defendant's motion to stay these proceedings until the committee makes its recommendation. Similarly, the SLC has asked the court to postpone the trial for up to six months so that the SLC can complete its investigation. The court has not yet ruled on these requests.

      Courtyard by Marriott Limited Partnership I (CBM I) and CBM II Derivative
      -------------------------------------------------------------------------
      Action
      ------

      After intervening in the CBM II class action, Palm Investors and Equity Resource, together with Repp Properties, joined in a complaint filed in April 1999, Equity Resource Fund X et al. v. CBM One Corporation et al., Case No. 99-CI-04765, in the 57th Judicial District Court of Bexar County, Texas. This action asserted as derivative claims, on behalf of CBM I and CBM II, the same kind of claims asserted individually in the Ford and Milkes actions described above. After the appointment of the SLC, this complaint was withdrawn by the plaintiffs in September 1999.

      Texas Multi-Partnership Lawsuits
      --------------------------------

      On March 16, 1998, limited partners in several limited partnerships sponsored by Host Marriott or its subsidiaries filed a lawsuit, Robert M. Haas, Sr. and Irwin Randolph Joint Tenants, et al. v. Marriott International, Inc., et al., Case No. 98-CI-04092, in the 57th Judicial District Court of Bexar County, Texas, alleging that the defendants conspired to sell hotels to the partnerships for inflated prices and that they charged the partnerships excessive management fees to operate the partnerships' hotels. The plaintiffs further allege that the defendants committed fraud, breached fiduciary duties and violated the provisions of various contracts. A Marriott International subsidiary manages each of the hotels involved and, as to some properties, Marriott International, or one of its subsidiaries, is the ground lessor and collects rent. The Company, Marriott International, several of their subsidiaries, and J.W. Marriott, Jr. are among the various named defendants. The plaintiffs are seeking unspecified damages. Those allegations concerning CBM II have been transferred to the CBM II lawsuit described above. On March 18, 1999, two limited partners in CBM I filed a class action petition in intervention seeking to treat CBM I in a similar manner by converting that portion of the lawsuit into a class action. On April 29, 1999, the court denied this petition and refused to certify the class. No trial date has been set.

      We are from time to time the subject of, or involved in, judicial proceedings, including those lawsuits discussed above and also other lawsuits involving other syndicated partnerships which could, if adversely decided, result in losses to our Company. We believe that the lawsuits described above are without merit, and we intend to vigorously defend against the claims being made against us. We cannot assure you as to the outcome of these lawsuits and we are uncertain as to any potential loss to the Company.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

16.   Extraordinary Items

      In connection with the refinancing of the mortgage and the renegotiation of the management agreement on the New York Marriott Marquis, we recognized an extraordinary gain of $13 million on the forgiveness of debt in the form of accrued incentive management fees in the second quarter. An extraordinary loss of $3 million representing the write-off of deferred financing fees occurred in July 1999 when the mortgage debt for eight properties was refinanced, including the New York Marriott Marquis. In connection with this refinancing, the interest rate swap agreements associated with some of the original debt were terminated and a $7 million extraordinary gain was recognized. In connection with the purchase of the Old Senior Notes, the Company recognized an extraordinary loss of $148 million in the third quarter of 1998, which represents the bond premium and consent payments totaling approximately $175 million and the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes, net of taxes.

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

      Results of Operations

      Revenues. Our historical revenues have primarily represented gross property-level sales from hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As of January 1, 1999, we lease substantially all of our hotels to subsidiaries of Crestline Capital Corporation. As a result of these leases, we no longer record property-level revenues and expenses, rather we recognize rental income on the leases. Thus, 1999 revenues and expenses are not comparable with prior periods. Note 3 to the financial statements presents a table comparing gross hotel sales for all periods presented to facilitate an investor's understanding of the operation of our properties. The comparison of the 1999 results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International. The 1998 year to date historical results would have to be adjusted to exclude the results of these hotels for December 1997 and include August 1998 for the thirty-six weeks ended September 11, 1998 in order to be comparable to the 1999 period results as reported. Also, for the third quarter the 1998 historical results would have to be adjusted to exclude the results of these hotels for May 1998 and include August 1998 for the twelve weeks ended September 11, 1998 in order to be comparable to the 1999 period results as reported. The change in reporting was required as part of the REIT conversion.

      Year-to-date results for 1999 were primarily driven by the addition of 36 properties in 1998. The increase in hotel sales also reflects the growth in room revenues generated per available room or REVPAR. For comparable properties, REVPAR increased 2.8% to $106.45 for the third quarter of 1999. Year-to-date REVPAR increased 3.8% to $115.40. On a comparable basis, average room rates increased approximately 3% for the third quarter and year-to-date, while average occupancy decreased less than one percentage point for the third quarter and increased less than one percentage point year-to-date.

      Interest income decreased as the result of a lower level of cash and marketable securities held during the first three quarters of 1999 compared to the first three quarters of 1998.

      The net gain on property transactions for 1999 primarily resulted from the $10 million gain on the sale of the 479-room Minneapolis/Bloomington Marriott for approximately $35 million and the $4 million gain on the sale of the 221-room Saddle Brook Marriott for approximately $15 million.

      Expenses. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays certain direct property-level costs including management fees and we receive a rent payment, which is generally calculated as a percentage of revenue, subject to a minimum

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      level, net of certain property-level owner costs. All of these costs were our expenses in 1998. Property-level owner costs which are comparable, including depreciation, property taxes, insurance, ground and equipment rent increased 8% to $130 million for the third quarter 1999 versus third quarter 1998 and increased $28 million or 8% to $383 million year-to-date, primarily reflecting the depreciation from 36 properties acquired during 1998.

      Minority Interest. Minority interest expense decreased $3 million to $3 million for the third quarter of 1999 and decreased $20 million to $16 million year-to-date, primarily reflecting the impact of the consolidation of partnerships which occurred as part of the REIT conversion.

      Interest Expense. Interest expense increased 37% to $108 million in the third quarter of 1999 and increased 41% to $325 million year-to-date, primarily due to the issuance of senior notes, establishment of a new credit facility, interest expense on the convertible debt obligation to Host Marriott Corporation, and additional mortgage debt on properties acquired in 1998.

      Dividends on Convertible Preferred Securities. The dividends on the Convertible Preferred Securities reflect the amount accrued for the first three quarters of fiscal year 1998 on the $550 million in 6 3/4% Convertible Preferred Securities. The Convertible Preferred Securities are held by the REIT. The dividends paid by the REIT are supported by the $567 million debt obligation to Host Marriott Corporation on our balance sheet. The Operating Partnership incurs interest expense on the debt obligation, and, therefore, no dividends are included in the current period statement of operations.

      Corporate Expenses. Corporate expenses decreased $6 million to $6 million for the third quarter of 1999 and decreased $11 million to $22 million year-to-date, resulting primarily from lower staffing levels after the Crestline spin-off, lower costs associated with reduced acquisition activity and lower costs related to various stock compensation plans.

      Income from Discontinued Operations. Income from discontinued operations represents the senior living communities business' results of operations for the third quarter of 1998 and year-to-date 1998 as restated for the spin-off of Crestline.

      Extraordinary Gain (Loss). In connection with the refinancing of the mortgage and the renegotiation of the management agreement on the New York Marriott Marquis, we recognized an extraordinary gain of $13 million on the forgiveness of debt in the form of accrued incentive management fees in the second quarter. An extraordinary loss of $3 million representing the write-off of deferred financing fees occurred in July 1999 when the mortgage debt for eight properties was refinanced, including the New York Marriott Marquis. In connection with this refinancing, the interest rate swap agreements associated with some of the original debt were terminated and a $7 million extraordinary gain was recognized. In connection with the purchase of the Old Senior Notes, the Company recognized an extraordinary loss of $148 million in the third quarter of 1998, which represents the bond premium and consent payments totaling approximately $175 million and the write-off of deferred financing fees of approximately $52 million related to the Old Senior Notes, net of taxes.

      Net Income. Our net income increased $189 million for the third quarter of 1999 to $45 million and increased $246 million to $198 million for year-to-date 1999.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      FFO and EBITDA

      We consider Funds From Operations or FFO as defined by the National Association of Real Estate Investment Trusts and our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items or EBITDA to be indicative measures of our operating performance due to the significance of our long-lived assets. FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other Real Estate Investment Trusts. However, FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and FFO presentation.

      FFO increased $36 million, or 47%, to $112 million in the third quarter of 1999 over the third quarter of 1998. For periods prior to 1999, the FFO disclosed represents comparative FFO (FFO plus deferred tax expense). The following is a reconciliation of income from continuing operations to FFO (in millions):


                                                              Twelve weeks Ended               Thirty-six weeks Ended
                                                         -----------------------------     -------------------------------
                                                         September 10,    September 11,    September 10,     September 11,
                                                              1999             1998            1999              1998
                                                         ------------     ------------      ------------     -------------
      Funds from Operations
      Income from continuing operations............       $     41         $      2          $    181          $     92
      Depreciation and amortization................             68               54               203               168
      Other real estate activities.................             --               (1)              (16)              (53)
      Partnership adjustments......................              3               (2)               13                (9)
      REIT conversion expenses.....................             --                8                --                14
      Deferred taxes...............................             --                7                --                46
                                                          --------         --------          --------          --------
      Funds from continuing operations.............            112               68               381               258
      Discontinued operations......................             --                8                --                24
                                                          --------         --------          --------          --------
      Funds from operations before distribution on
        Class A Preferred Units....................            112               76               381               282
      Distributions on Class A Preferred Units.....             (1)              --                (1)               --
                                                          --------         --------          --------          --------
      Funds from operations available to common ...
OP unitholders.....................................       $    111         $     76          $    380          $    282
                                                          ========         ========          ========          ========

      EBITDA increased $56 million, or 36%, to $212 million in the third quarter of 1999 and $126 million or 22%, to $694 million year-to-date. Hotel EBITDA increased $43 million, or 26%, to $210 million in the third quarter of 1999, and $111 million or 19% to $703 million year-to-date, reflecting comparable hotel EBITDA growth, as well as incremental EBITDA from 1998 acquisitions offset by amounts representing hotel sales which are retained by Crestline.

The following is a reconciliation of EBITDA to income from continuing operations (in millions):

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                                                                     Twelve Weeks Ended              Thirty-six Weeks Ended
                                                                ----------------------------     ------------------------------
                                                                September 10,   September 11,    September 10,    September 11,
                                                                    1999            1998             1999             1998
                                                                -------------   ------------     ------------     -------------
      EBITDA................................................       $   212        $   156           $   694          $   568
      Interest expense......................................          (108)           (79)             (325)            (231)
      Dividends on Convertible Preferred Securities.........            --             (9)               --              (26)
      Depreciation and amortization.........................           (68)           (54)             (203)            (168)
      Minority interest expense.............................            (3)            (6)              (16)             (36)
      Income taxes..........................................            --             (6)               --              (69)
      REIT Conversion expense...............................            --             (8)               --              (14)
      Other non-cash charges, net...........................             8              8                31               68
                                                                   -------        -------           -------          -------
        Income from continuing operations...................       $    41        $     2           $   181          $    92
                                                                   =======        =======           =======          =======

      Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.2 times and 2.4 times year to date for 1999 and 1998, respectively, and 2.7 times for full year 1998. The ratio of earnings to fixed charges was 1.6 to 1 through the third quarter of 1999 and 1.7 to 1 through the third quarter of 1998.

      Cash Flows and Financial Condition

      We reported a decrease in cash and cash equivalents of $146 million during the thirty-six weeks ended September 10, 1999. Cash from continuing operations was $256 million through the third quarter of 1999 and $254 million through the third quarter of 1998. There was no cash activity related to discontinued operations through the third quarter of 1999; however, cash from discontinued operations totaled $24 million through the third quarter of 1998.

      Cash used in investing activities from continuing operations was $276 million and $233 million through the third quarter of 1999 and 1998, respectively. Cash used in investing activities through the third quarter includes capital expenditures of $261 million and $159 million for 1999 and 1998, respectively, mostly related to renewals and replacements on existing properties and development projects. In addition, we generated $49 million of cash from the net sale of assets, primarily the Minneapolis/Bloomington and Saddle Brook properties. There was no cash related to investing activities from discontinued operations through the third quarter 1999; however, cash used in investing activities from discontinued operations totaled $10 million year-to-date 1998. Property and equipment balances include $162 million and $78 million for construction in progress as of September 10, 1999 and December 31, 1998, respectively. The current balance primarily relates to properties in Tampa, Orlando, Memphis, Naples and various other expansion and development projects.

      In June 1999, we acquired by merger Timewell Group, L.P. and Timeport, L.P., which each own limited partnership interests in the partnership that owns the New York Marriott Marquis. As part of the merger, the general partners of Timewell Group, L.P. and Timeport, L.P. received 345,559 and 240,218 Class TS Preferred Units, respectively. The Class TS Preferred Units are convertible into OP Units on a one-for-one basis, subject to certain adjustments, at any time beginning one year after the merger at the option of the holders. At any time, beginning two years after the merger, we can redeem the Class TS Preferred Units for OP Units or cash. Also as part of the merger, the Company re-paid in cash outstanding Partner loans totaling $5.9 million on behalf of each of the partnerships.

      Cash used in financing activities from continuing operations was $126 million through the third quarter of 1999. Cash from financing activities from continuing operations was $145 million through the third quarter of 1998. Cash used in financing activities includes $1.3 billion in prepayment of debt, offset by a similar amount of debt issuances, the issuance of preferred stock and the payment of distributions.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      The $300 million of 8 3/8% series D senior notes were issued in February 1999 and were used to refinance, or purchase, debt which had been assumed through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT conversion in December 1998. In August 1999, the Series D Senior notes were exchanged on a one-for-one basis for Series E Senior notes, which are freely transferable by the holders.

      In April 1999, a subsidiary completed the refinancing of the $245 million mortgage on the New York Marriott Marquis, maturing June 2000. We subsequently refinanced this mortgage as part of the $665 million financing agreement completed in the third quarter of 1999. The financing agreement for $665 million is secured by eight hotels, and is due 2009 with a fixed interest rate of 7.47%. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000 on eight hotels including the New York Marriott Marquis.

      Also in June 1999, we refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is for $195 million for a term of 10 years at a rate of 8.45%. In addition, we completed a 210-room extension of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million. We established a mortgage on the extension of the Philadelphia Marriott in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009.

      In August 1999, we repaid $100 million of the outstanding balance on a $350 million term loan entered into in August 1998 as part of our $1.25 billion line of credit. During the fourth quarter, an additional $50 million repayment was made, reducing the outstanding balance of the term loan to $200 million. Subsequent to these repayments, the available capacity under the line of credit balance remains $900 million while the total line has been permanently reduced to $1.1 billion as a result of the term loan payments.

      In August 1999, the Company made a prepayment of $19 million to pay down in full the mezzanine mortgage on the Marriott Desert Springs Resort and Spa. In September 1999, the Company made a prepayment of $45 million to pay down in full the mortgage note on the Philadelphia Four Seasons Hotel.

      Distributions reflect the $69 million in payments for a special distribution declared in December 1998 as well as the $0.42 distribution per common unit paid as of September 11, 1999. In addition, on September 23, 1999, the Board of Directors declared a regular cash distribution of $0.21 per unit. The third quarter distribution was paid on October 15, 1999 to unit holders of record on September 30, 1999. Total distributions year-to-date are $0.63 per common unit.

      In August 1999, Host Marriott sold 4.16 million shares of 10% Class A Preferred Stock with a $0.01 par value and we issued an equivalent security, the Class A Preferred Units to Host Marriott Corporation. Holders of the shares are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears commencing October 15, 1999. A corresponding distribution on the Class A Preferred Units is also payable quarterly in arrears commencing October 15, 1999. After August 3, 2004 the Company has the option to redeem the Class A Preferred Shares for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A Preferred Units rank senior to the common units and the Class TS Preferred Units. The Class A Preferred shareholders generally have no voting rights.


      Cumulative cash distributions on the Class A Preferred Units have been accrued from the date of issuance, August 3, 1999, through the balance sheet date. The Company declared a pro rata distribution of $0.50 per unit on September 23, 1999, which was paid on October 15, 1999.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      In September 1999, the Board of Directors of Host Marriott Corporation approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of Host Marriott common stock or a corresponding amount (based on the appropriate conversion ratio) of Host Marriott Convertible Preferred Securities. Based on current market conditions, we believe that the stock repurchase program reflects the best return on investment for our shareholders. However, we will continue to look at strategic acquisitions as well as evaluate our stock repurchase program based on changes in market conditions and our stock price. The repurchases will be financed in part through cash from operations and the net proceeds from sales of assets, prior to their reinvestment in real estate assets, such as the fourth quarter sale of the Grand Hotel Resort and Golf Club or the recently announced contract to sell our interest in the Ritz-Carlton Boston. This is consistent with our strategy of improving the overall portfolio by selling assets that may be in suburban locations, require significant capital improvements or do not fit our long-term strategy. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at our discretion. Additionally, under the terms of the partnership agreement, an equivalent number of OP units will also be repurchased on a one-for-one basis from Host Marriott Corporation. Subsequent to quarter end, we have spent approximately $7.7 million to repurchase 797,000 units.

      On December 30, 1998, we acquired a portfolio of twelve luxury hotels and other assets from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners. Approximately 467,000 OP Units issued in connection with the Blackstone Acquisition were redeemed for Host Marriott Corporation common stock during the third quarter of 1999.

      There was no cash related to financing activities from discontinued operations through the third quarter of 1999; however, cash used in financing activities from discontinued operations totaled $152 million through the third quarter of 1998.

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

      Third-Party Systems. We rely upon operational and financial systems provided by third parties, primarily the managers and operators of our hotel properties, to provide the appropriate property-specific operating systems, including reservation, phone, elevator, security, HVAC and other systems, and to provide us with financial information. Based on discussion with the third parties that are critical to our business, including the managers and operators of our hotels, we believe that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. We continue to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, we may be required to fund capital expenditures for upgraded equipment and software. We do not expect these charges to be material, but we are committed to making these investments as required. To the extent that these changes relate to a third party manager's centralized systems, including reservations, accounting, purchasing, inventory, personnel and other systems, management agreements generally provide for these costs to be charged to our properties subject to annual limitations, which costs will be borne by Crestline under the leases. We expect that the third party managers will incur Year 2000 costs in lieu of costs for their centralized systems related to system projects that otherwise would have been pursued and other centralized costs and, therefore, the overall level of centralized systems charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. We believe that this deferral of certain system projects will not have a material impact on our future results of operations, although it may delay certain productivity enhancements at our properties. We and Crestline will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. We believe that, in the event of material Year 2000 non-compliance, we will have the right to seek recourse against the manager under our third party management agreements. The management agreements, however, generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time, and only a portion of such recovery would accrue to us through increased lease rental payments from Crestline.

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

      Marriott International measures the completion of each phase based on documentation and quantified results weighted for System Criticality. As of September 10, 1999, the Awareness, Inventory, Assessment, and Planning phases were complete for IT Applications, BIS, and Building Systems. For IT Applications, the Remediation/Replacement and Testing phases were 95 percent complete. Compliance Validation had been completed for over 90 percent of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Remediation/Replacement is over 95 percent complete. For BIS, Testing is approximately 80 percent complete and Compliance Validation is in progress. Testing is over 95% complete for Building Systems and Compliance Validation is in progress. Implementation is approximately 85 percent complete and Quality Assurance is 80 percent complete for IT Applications. For BIS, Implementation is approximately 85 percent complete while Quality Assurance is in progress. Implementation is over 95 percent complete and Quality Assurance is in progress for Building Systems.

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

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      We have certain financial instruments that are sensitive to changes in interest rates. The interest recognized on the debt obligations is based on various LIBOR terms, which were 5.18% and 5.06%, respectively, at September 10, 1999 and 5.1% and 5% at December 31, 1998, respectively. The interest rates, fair values and future maturities associated with these financial instruments have not changed materially from the amounts reported in our annual report on Form 10-K except for the refinancing and termination discussed below.

      We repaid a $40 million variable rate mortgage with proceeds from the $300 million senior notes offering discussed in Note 8 to the financial statements during the first quarter of 1999. We terminated the associated swap agreement incurring a termination fee of approximately $1 million.

      In July 1999, we completed the refinancing of approximately $790 million of outstanding variable rate mortgage debt and terminated the related interest rate swap agreements. See Note 11 to the condensed consolidated financial statements. As a result of the refinancing we no longer have any interest rate swap agreements outstanding. As of September 10, 1999, our remaining variable debt consists of the credit facility and the mortgage debt on the Ritz-Carlton Amelia Island property which total $340 million, $50 million of which has been repaid subsequent to quarter end.

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Incorporated by reference to the description of legal proceedings in the "Contingencies" footnote to the condensed consolidated financial statements set forth in Part I, "Financial Information."

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              HOST MARRIOTT, L.P.


                                              BY: HOST MARRIOTT CORPORATION
                                              Its General Partner


October 19, 1999                              /s/ Donald D. Olinger
----------------                              -----------------------------
Date                                          Donald D. Olinger
                                              Senior Vice President and
                                              Corporate Controller
                                              (Chief Accounting Officer)