Form 10-Q/A
period 1999-03-26
HOST MARRIOTT L P
filed 2000-02-18
CIK 1061937

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549




                                  FORM 10-Q/A



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                      OR

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended March 26, 1999                 Commission File No. 0-25087


                              HOST MARRIOTT, L.P.
                              10400 Fernwood Road
                           Bethesda, Maryland 20817
                                (301) 380-9000



        Delaware                                               52-2095412
--------------------------                                 ------------------
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

                                                         Yes   X     No
                                                             -----      -----

                                                          Units outstanding
        Class                                              at May 5, 1999
---------------------                                      --------------
Units of limited partnership interest
                                                            292, 541, 480

                                     INDEX
                                     -----




Part I.    FINANCIAL INFORMATION (Unaudited):                           Page No.
                                                                        --------

           Condensed Consolidated Balance Sheets -                          3
            March 26, 1999 and December 31, 1998
           Condensed Consolidated Statements of Operations -                4
            Twelve Weeks Ended March 26, 1999 and
            March 27, 1998

           Condensed Consolidated Statements of Cash Flows -                6
            Twelve Weeks Ended March 26, 1999 and
            March 27, 1998

           Notes to Condensed Consolidated Financial Statements             7

           Management's Discussion and Analysis of Results of              19
            Operations and Financial Condition

                              HOST MARRIOTT, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                                    March 26,         December 31,
                                                                                                      1999                1998
                                                                                                  ------------        ------------
                                                                                                  (unaudited)
                                     ASSETS
                                     ------
Property and equipment, net..................................................................       $ 7,173             $ 7,201
Notes and other receivables (including amounts due from
    affiliates of $133 million and $134 million, respectively)...............................           201                 203
Rent receivable..............................................................................            78                  --
Due from managers............................................................................            --                  19
Investments in affiliates....................................................................            44                  33
Other assets.................................................................................           391                 370
Cash and cash equivalents....................................................................           284                 436
                                                                                                    -------             -------
                                                                                                    $ 8,171             $ 8,262
                                                                                                    =======             =======


                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                     ------------------------------------
Debt
    Senior notes.............................................................................       $ 2,545             $ 2,246
    Mortgage debt............................................................................         2,111               2,438
    Convertible debt obligation to Host Marriott.............................................           567                 567
    Other....................................................................................           457                 447
                                                                                                    -------             -------
                                                                                                      5,680               5,698
Accounts payable and accrued expenses........................................................           161                 204
Deferred income taxes........................................................................            97                  97
Deferred rent................................................................................           115                  --
Other liabilities............................................................................           439                 460
                                                                                                    -------             -------
      Total liabilities......................................................................         6,492               6,459
                                                                                                    -------             -------
Minority interest............................................................................           149                 147
Limited Partnership interests of third parties at redemption value
    (representing 64.6 million units at March 26, 1999
    and December 31, 1998)...................................................................           718                 892

Partners' Capital
    General partner..........................................................................             1                   1
    Limited partner..........................................................................           816                 767
    Accumulated other comprehensive loss.....................................................            (5)                 (4)
                                                                                                    -------             -------
      Total shareholders' equity.............................................................           812                 764
                                                                                                    -------             -------
                                                                                                    $ 8,171             $ 8,262
                                                                                                    =======             =======

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twelve weeks ended March 26, 1999 and March 27, 1998
                           (unaudited, in millions)

                                                                                                          1999               1998
                                                                                                         ------             ------
REVENUES
    Rental income (Note 2).............................................................................    $ 171            $  --
    Hotel sales
      Rooms............................................................................................       --              509
      Food and beverage................................................................................       --              222
      Other............................................................................................       --               56
    Interest income....................................................................................        8               14
    Net gains on property transactions.................................................................       12                1
    Equity in earnings of affiliates...................................................................        1                1
    Other..............................................................................................       --                2
                                                                                                           -----            -----
      Total revenues...................................................................................      192              805
                                                                                                           -----            -----
EXPENSES
    Depreciation.......................................................................................       66               53
    Property-level expenses............................................................................       58               62
    Hotel operating expenses
      Rooms............................................................................................       --              114
      Food and beverage................................................................................       --              163
      Other department costs and deductions............................................................       --              189
      Management fees (including Marriott International
           management fees of $55 million in 1998).....................................................       --               58
    Minority interest (benefit)........................................................................        4               16
    Interest expense...................................................................................      108               76
    Dividends on Host Marriott-obligated mandatorily
      redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated
      debentures due 2026 ("Convertible Preferred Securities").........................................       --                9
    Corporate expenses.................................................................................        8               12
    Other expenses.....................................................................................        4                5
                                                                                                           -----            -----
                                                                                                             248              757
                                                                                                           -----            -----
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES.........................................................................................      (56)              48
Provision for income taxes.............................................................................       --              (20)
                                                                                                           -----            -----

INCOME (LOSS) FROM CONTINUING OPERATIONS...............................................................      (56)              28
Income from discontinued operations....................................................................       --                2
                                                                                                           -----            -----

NET (LOSS) INCOME......................................................................................    $ (56)           $  30
                                                                                                           =====            =====


           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
             Twelve weeks ended March 26, 1999 and March 27, 1998
                                  (unaudited)

BASIC EARNINGS (LOSS) PER UNIT:
Continuing operations ...............................................................                   $  (.19)         $   .13
Discontinued operations (net of income taxes) .......................................                        --              .01
                                                                                                        -------          -------

BASIC EARNINGS (LOSS) PER UNIT: .....................................................                   $  (.19)         $   .14
                                                                                                        =======          =======

DILUTED EARNINGS (LOSS) PER UNIT:
Continuing operations ...............................................................                   $  (.19)         $   .13
Discontinued operations (net of income taxes) .......................................                        --              .01
                                                                                                        -------          -------

DILUTED EARNINGS (LOSS) PER UNIT ....................................................                   $  (.19)         $   .14
                                                                                                        =======          =======

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twelve Weeks Ended March 26, 1999 and March 27, 1998
                           (unaudited, in millions)

                                                                                                          1999              1998
                                                                                                        --------          --------
OPERATING ACTIVITIES
Income (loss) from continuing operations............................................................     $ (56)            $  28
Adjustments to reconcile to income from continuing operations:
    Depreciation and amortization...................................................................        68                54
    Income taxes....................................................................................        (4)               18
    Gain on sale of hotel properties................................................................       (12)               (1)
Equity in earnings of affiliates....................................................................        (1)               (1)
Changes in operating accounts.......................................................................        (8)              (20)
Other...............................................................................................        17                19
                                                                                                         -----             -----
    Cash from continuing operations.................................................................         4                97
    Cash from discontinued operations...............................................................        --                 2
                                                                                                         -----             -----
    Cash from operations............................................................................         4                99
                                                                                                         -----             -----
INVESTING ACTIVITIES
Proceeds from sales of assets.......................................................................        36                 1
Acquisitions........................................................................................        (4)             (118)
Capital expenditures:
    Renewals and replacements.......................................................................       (50)              (40)
    New development projects........................................................................       (20)              (12)
    New investment capital expenditures.............................................................        (6)               (9)
Purchases of short-term marketable securities.......................................................        --               (53)
Sales of short-term marketable securities...........................................................        --               246
Note receivable collections.........................................................................         2                --
Affiliate collections, net..........................................................................        --                14
Other...............................................................................................        --                (6)
                                                                                                         -----             -----
    Cash (used in) from investing activities from continuing operations.............................       (42)               23
    Cash used in investing activities from discontinued operations..................................        --               (28)
                                                                                                         -----             -----
    Cash used in investing activities...............................................................       (42)               (5)
                                                                                                         -----             -----
FINANCING ACTIVITIES
Issuances of debt, net..............................................................................       299                 1
Repurchase of units.................................................................................        (4)               --
Distribution........................................................................................       (69)               --
Scheduled principal repayments......................................................................       (12)               (6)
Debt prepayments....................................................................................      (323)               (1)
Other...............................................................................................        (5)              (16)
                                                                                                         -----             -----
    Cash used in financing activities from continuing operations....................................      (114)              (22)
    Cash used in financing activities from discontinued operations..................................        --               (27)
                                                                                                         -----             -----
    Cash used in financing activities...............................................................      (114)              (49)
                                                                                                         -----             -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................................     $(152)            $  45
                                                                                                         =====             =====
Non-cash financing activities:
    Assumption of mortgage debt for the acquisition of, or purchase of
       controlling interests in, certain hotel properties...........................................     $  --             $ 164
                                                                                                         =====             =====

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

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

     The Company's leases have remaining terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel sales varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

     The staff of the Securities & Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition" (SAB 101) in December 1999. SAB 101 discusses factors to consider in determining when contingent revenue should be recognized during interim periods. The Company has adopted SAB 101 effective January 1, 1999 and has therefore amended its previously filed Form 10-Q to reflect this change in accounting principle. As a result of the adoption of SAB 101, $115 million of contingent rent previously recognized as revenue during the twelve weeks ended March 26, 1999 has been deferred and recognized in subsequent periods of fiscal year 1999. As of December 31, 1999 all of the thresholds were reached and all contingent rent was recognized. SAB 101 has no impact on the Company's annual revenue recognition, net income or earnings per share. SAB 101 had no effect on prior year periods as the hotel leases were not in effect prior to the REIT Conversion.

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

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                         Twelve Weeks Ended
                                                       ----------------------
                                                       March 26,    March 27,
                                                          1999         1998
                                                       ----------   ---------
                                                             (in millions)
Hotel Sales
     Rooms .......................................        $600           $509
     Food and beverage ...........................         268            222
     Other .......................................          63             56
                                                          ----           ----
          Total hotel sales ......................        $931           $787
                                                          ====           ====

4.     Earnings Per Unit


     Basic earnings per unit is computed by dividing net income by the weighted average number of units. Diluted earnings per unit is computed by dividing net income as adjusted for potentially dilutive securities, by the weighted average number of units outstanding plus other potentially dilutive securities. No effect is shown for securities if they are anti-dilutitive.


     A reconciliation of the number of units utilized for the calculation of diluted earnings per unit follows:

                                                                              Twelve Weeks Ended
                                                                              --------------------
                                                                              March 26,  March 27,
                                                                                1999       1998
                                                                              ---------  ---------
                                                                                  (in millions)
Weighted average number of units outstanding ................................     291.5   215.7
Assuming distribution of units to Host Marriott Corporation for Host Marriott
Corporation common shares granted under the comprehensive stock
    plan, less shares assumed purchased at average market price .............      --       4.4
Assuming distribution of common shares issuable for warrants, less shares
    assumed purchased at average market price ...............................      --       0.3
Assuming conversion of minority operating partnership units
    outstanding or issuable .................................................      --      --
Assuming conversion of Convertible Preferred Securities .....................      --      --
                                                                                  -----   -----
    Units utilized for the calculation of diluted earnings per unit .........     291.5   220.4
                                                                                  =====   =====



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


     On December 18, 1998, in conjunction with the REIT Conversion, the Company declared a special dividend which entitled shareholders of record on December 28, 1998 to elect to receive either $1.00 in cash or .087 of a share of common stock of the Company for each outstanding share of the Company's common stock owned by such shareholder on the record date (the "Special Dividend"). Cash totaling $73 million and 11.5 million shares of common stock that were elected in the Special Dividend were paid and/or issued on February 10, 1999. The 1998 earnings per share has been restated to reflect the impact of the stock portion of the Special Dividend.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

     The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):

                                                      Twelve Weeks Ended March 26, 1999
                                                      ---------------------------------
                                                  Hotels   Corporate & Other  Consolidated
                                                  ------   -----------------  ------------
       Revenues ...............................   $ 189         $   3           $ 192
       Income (loss) from continuing operations
         before income taxes ..................     (39)          (17)            (56)

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                    Twelve Weeks Ended March 27, 1998
                                                    ---------------------------------
                                                  Hotels  Corporate & Other  Consolidated
                                                  ------  -----------------  ------------
Revenues ...............................           $801          $  4            $805
Income (loss) from continuing operations
   before income taxes .................             71           (23)             48

As of March 26, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel revenues in 1998 for each of the geographical areas in which the Company owns hotels (in millions):



                                                        Twelve Weeks Ended
                                                       ----------------------
                                                       March 26,    March 27,
                                                         1999         1998
                                                       ---------    ---------
United States..........................................$     189    $     779
International .........................................        3           26
                                                       ---------    ---------
     Total ............................................$     192    $     805
                                                       =========    =========


9.   Comprehensive Income

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

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

11.    Summarized Lease Pool Financial Statements

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

                                                            Pool 1       Pool 2        Pool 3       Pool 4        Combined
                                                            ------       ------        ------       ------        --------
Hotel Sales
     Rooms.............................................     $  129        $  137       $  127        $  128       $  521
     Food and beverage.................................         59            61           61            72          253
     Other.............................................         14            13           19            15           61
                                                            ------        ------       ------        ------       ------
          Total hotel sales............................        202           211          207           215          835
Operating Costs and Expenses
     Rooms.............................................         31            32           29            27          119
     Food and beverage.................................         46            47           44            48          185
     Other.............................................         53            52           50            48          203
     Management fees...................................          9            14           11            16           50
     Lease expense.....................................         61            64           70            74          269
                                                            ------        ------       ------        ------       ------


                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


          Total operating expenses.....................        200           209          204           213          826
                                                            ------        ------       ------        ------       ------
Operating Profit.......................................          2             2            3             2            9
Corporate and Interest Expenses........................         (1)           --           (1)           (1)          (3)
                                                            ------        ------       ------        ------       ------
      Income before taxes..............................          1             2            2             1            6
      Income taxes.....................................         --            (1)          (1)           (1)          (3)
                                                            ------        ------       ------        ------       ------
          Net Income...................................     $    1        $    1       $    1        $   --       $    3
                                                            ======        ======       ======        ======       ======

                                                            Pool 1       Pool 2        Pool 3       Pool 4        Combined
                                                            ------       ------        ------       ------        --------
Assets.................................................      $ 47         $ 37          $ 46         $ 47          $ 177
Liabilities............................................      $ 46         $ 36          $ 45         $ 46          $ 173
Equity.................................................      $ 1           $ 1          $ 1           $ 1           $ 4

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

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

          Supplemental Condensed Combined Consolidating Balance Sheets
                                  (in millions)

                                 March 26, 1999

                                                                                              Non-
                                                                            Guarantor       Guarantor
                                                               Parent     Subsidiaries    Subsidiaries   Eliminations   Consolidated

                                                               ------     ------------    ------------   ------------   ------------

Property and equipment, net ............................        $ 1,227        $ 3,723        $ 2,223        $    --         $ 7,173

Investments in affiliate ...............................          1,109             --             --         (1,065)             44

Notes and other receivables ............................            777             51             19           (646)            201

Other assets ...........................................            261            178            167           (137)            469

Cash and cash equivalents ..............................            101            155             28             --             284

                                                                -------        -------        -------        -------         -------

   Total assets ........................................        $ 3,475        $ 4,107        $ 2,437        $(1,848)        $ 8,171

                                                                =======        =======        =======        =======         =======


Debt ...................................................        $ 1,491        $ 2,833        $ 1,113        $  (324)        $ 5,113

Convertible debt obligations to Host Marriott ..........            567             --             --             --             567

Deferred income taxes ..................................             51             39              7             --              97

Other liabilities ......................................            113            636            292           (326)            715

                                                                -------        -------        -------        -------         -------

   Total liabilities ...................................          2,222          3,508          1,412           (650)          6,492


Minority interests .....................................             16             59             74             --             149

Limited partner interest of third parties at
 redemption value ......................................            718             --             --             --             718

Owner's capital ........................................            519            540            951         (1,198)            812

                                                                -------        -------        -------        -------         -------

Total liabilities and owner's capital ..................        $ 3,475        $ 4,107        $ 2,437        $(1,848)        $ 8,171

                                                                =======        =======        =======        =======         =======


                               December 31, 1998

                              HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                December 31, 1998

                                                                                             Non-
                                                                            Guarantor       Guarantor
                                                                Parent     Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                                ------     ------------   ------------   ------------   ------------
Property and equipment, net ............................        $ 1,225        $ 3,743        $ 2,233        $    --         $ 7,201
Investments in affiliate ...............................          1,038             --             --         (1,005)             33
Notes and other receivables ............................            783             51             19           (650)            203
Other assets ...........................................            258            146            141           (156)            389
Cash and cash equivalents ..............................            330             91             15             --             436
                                                                -------        -------        -------        -------         -------
   Total assets ........................................        $ 3,634        $ 4,031        $ 2,408        $(1,811)        $ 8,262
                                                                =======        =======        =======        =======         =======

Debt ...................................................        $ 1,438        $ 2,837        $ 1,183        $  (327)        $ 5,131
Convertible debt obligation to Host Marriott ...........            567             --             --             --             567
Deferred income taxes ..................................             51             39              7             --              97
Other liabilities ......................................             99            598            252           (285)            664
                                                                -------        -------        -------        -------         -------
   Total liabilities ...................................          2,155          3,474          1,442           (612)          6,459

Minority interests .....................................             15             56             76             --             147
Limited partner interest of third parties at
 redemption value ......................................            892             --             --             --             892
Owner's capital ........................................            572            501            890         (1,199)            764
                                                                -------        -------        -------        -------         -------
 Total liabilities and owner's capital .................        $ 3,634        $ 4,031        $ 2,408        $(1,811)        $ 8,262
                                                                =======        =======        =======        =======         =======


                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                        Twelve Weeks Ended March 26, 1999

                                                                      Guarantor       Non-Guarantor
                                                         Parent    Subsidiaries       Subsidiaries      Eliminations    Consolidated

                                                         ------    ------------       ------------      ------------    ------------

REVENUES.............................................   $     39     $    101          $     54         $     (2)         $    192
Depreciation.........................................        (13)         (35)              (18)              --               (66)
Property-level expenses..............................        (10)         (22)              (26)              --               (58)
Hotel operating expenses.............................         --           --                --               --                --
Minority interest....................................         (1)          (3)               --               --                (4)
Interest expense.....................................        (41)         (48)              (21)               2              (108)
Dividends on convertible preferred securities........         --           --                --               --                --
Corporate expenses...................................         (1)          (4)               (3)              --                (8)
Other expenses.......................................         (4)          --                --               --                (4)
                                                        --------     --------          --------         --------          --------
NET INCOME (LOSS)....................................   $    (31)    $    (11)         $    (14)        $     --          $    (56)
                                                        ========     ========          ========         ========          ========

                        Twelve Weeks Ended March 27, 1998

                                                                     Guarantor        Non-Guarantor
                                                          Parent    Subsidiaries       Subsidiaries      Eliminations   Consolidated

                                                          ------    ------------       ------------      ------------   ------------

REVENUES.............................................   $    249     $    378          $    194            $ (16)         $    805
Depreciation.........................................        (14)         (27)              (12)              --               (53)
Property-level expenses..............................        (11)         (20)              (31)              --               (62)
Hotel operating expenses.............................       (152)        (251)             (121)              --              (524)
Minority interest....................................        (12)         (13)               (4)              13               (16)
Interest expense.....................................        (19)         (46)              (14)               3               (76)
Dividends on convertible preferred securities........         (9)          --                --               --                (9)
Corporate expenses...................................         (3)          (6)               (3)               -               (12)
Other expenses.......................................         (5)          --                --               --                (5)
                                                        --------     --------          --------         --------          --------
Income from continuing operations before taxes.......         24           15                 9               --                48
Provision for income taxes...........................        (10)          (6)               (4)              --               (20)
                                                        --------     --------          --------         --------          --------
Income from continuing operations....................         14            9                 5               --                28
Income from discontinued operations..................          2           --                --               --                 2
                                                        --------     --------          --------         --------          --------
NET INCOME...........................................   $     16     $      9          $      5         $      -          $     30
                                                       -========     ========          ========         ========          ========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

            Supplemental Condensed Combined Statements of Cash Flows
                                  (in millions)

                        Twelve Weeks Ended March 26, 1999

                                                                                        Guarantor        Non-Guarantor
                                                                          Parent       Subsidiaries      Subsidiaries   Consolidated
                                                                          ------       ------------      ------------   ------------
OPERATING ACTIVITIES
Cash (used in) from operations .................................           $ (10)           $  21            $  (7)           $   4
                                                                           -----            -----            -----            -----

INVESTING ACTIVITIES
Cash received from sales of assets .............................               2               34               --               36
Capital expenditures ...........................................             (21)             (46)              (9)             (76)

Acquisitions ...................................................              --               --               (4)              (4)

Other ..........................................................               2               --               --                2
                                                                           -----            -----            -----            -----

Cash used in investing activities ..............................             (17)             (12)             (13)             (42)

                                                                           -----            -----            -----            -----

FINANCING ACTIVITIES
Repayment of debt ..............................................              (1)            (267)             (67)            (335)

Issuances of debt ..............................................              40              259               --              299
Transfers to/from Parent .......................................            (162)              62              100               --
Dividends ......................................................             (69)              --               --              (69)

Repurchase of common stock .....................................              (4)              --               --               (4)

Other ..........................................................              (5)              --               --               (5)

                                                                           -----            -----            -----            -----

Cash (used in) from financing activities .......................            (201)              54               33             (114)

                                                                           -----            -----            -----            -----

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .................................................           $(228)           $  63            $  13            $(152)

                                                                           =====            =====            =====            =====

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                        Twelve Weeks Ended March 27, 1998

                                                                                          Guarantor     Non-Guarantor
                                                                             Parent     Subsidiaries     Subsidiaries   Consolidated

                                                                             ------     ------------     ------------   ------------

OPERATING ACTIVITIES
Cash from continuing operations ....................................          $  45           $  36           $  16           $  97
Cash from discontinued operations ..................................              2              --              --               2
                                                                              -----           -----           -----           -----
Cash from operations ...............................................             47              36              16              99
                                                                              -----           -----           -----           -----

INVESTING ACTIVITIES
Cash received from sales of assets .................................              1              --              --               1
Capital expenditures ...............................................            (18)            (34)             (9)            (61)

Acquisitions .......................................................             --              --            (118)           (118)

Sales of short-term marketable securities ..........................            193              --              --             193
Other ..............................................................             (4)              2              10               8
                                                                              -----           -----           -----           -----
Cash from (used in) investing activities from
   continuing operations ...........................................            172             (32)           (117)             23
Cash used in investing activities from discontinued
   operations ......................................................            (28)             --              --             (28)

                                                                              -----           -----           -----           -----
Cash from (used in) investing activities ...........................            144             (32)           (117)             (5)

                                                                              -----           -----           -----           -----

FINANCING ACTIVITIES
Repayment of debt ..................................................             (2)             (3)             (2)             (7)

Issuances of debt ..................................................             --              --               1               1
Transfers to/from Parent ...........................................           (119)              4             115              --
Other ..............................................................            (16)             --              --             (16)

                                                                              -----           -----           -----           -----
Cash (used in) from financing activities from
   continuing operations ...........................................           (137)              1             114             (22)

Cash used in financing activities from discontinued
   operations ......................................................            (27)             --              --             (27)

                                                                              -----           -----           -----           -----
Cash (used in) from financing activities ...........................           (164)              1             114             (49)

                                                                              -----           -----           -----           -----

INCREASE IN CASH AND CASH EQUIVALENTS ..............................          $  27           $   5           $  13           $  45
                                                                              =====           =====           =====           =====

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

Results of Operations
---------------------

Revenues. Our historical revenues have primarily represented gross property-level sales from hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As of January 1, 1999, we lease substantially all of our hotels to subsidiaries of Crestline Capital Corporation. As a result of these leases, we no longer record property-level revenues and expenses, rather we recognize rental income on the leases. Also, as discussed in Note 2, the Company retroactively adopted SAB 101 as of the beginning of its fiscal year, and restated its results of operations for the first three quarters of 1999 to defer recognition of rental income which is contingent upon annual thresholds until such period as those thresholds are met. SAB 101 has no impact on the Company's annual revenue recognition, net income or earnings per unit. Thus, 1999 revenues and expenses are not comparable with prior periods. Note 3 to the financial statements presents a table comparing gross hotel sales for all periods presented to facilitate an investor's understanding of the operation of our properties. The comparison of the 1999 quarterly results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International, which resulted in the inclusion of only two months of results in the 1999 first quarter versus three months in 1998 for the 24 of such hotels (8,524 rooms) the Company owned as of the beginning of 1998. The change in reporting period was required as part of the REIT Conversion. Results in the first quarter of 1999 were driven by the addition of 36 properties in 1998. The increase in hotel sales reflects growth in room revenues generated per available room or REVPAR. For comparable properties, REVPAR increased 4.4% to $120.37 for the first quarter of 1999. On a comparable basis, average room rates increased approximately 3%, while average occupancy increased one percentage point.

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

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Minority Interest. Minority interest expense decreased $12 million to $4 million for the first quarter of 1999, primarily reflecting the impact of the consolidation of partnerships which occurred in connection with the REIT Conversion.

Interest Expense. Interest expense increased 42% to $108 million in the first quarter of 1999, primarily due to the issuance of senior notes, establishment of a new credit facility, interest expense on the convertible debt obligation to Host Marriott and additional mortgage debt on properties acquired in connection with the REIT Conversion.

Dividends on Convertible Preferred Securities. The dividends on Convertible Preferred Securities reflect the accrual for the first twelve weeks of fiscal year 1998 on the $550 million in 6 3/4% Convertible Preferred Securities. The Convertible Preferred Securities are held by the REIT. The dividends paid by the REIT are supported by the $567 million debt obligation to Host Marriott on the balance sheet. The Operating Partnership incurs interest expense on the debt obligation, and, therefore, no dividends are included in the current period statement of operations.

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


Net Income (Loss). Our net loss for the first quarter of 1999 was $56 million compared to $30 million of income for the first quarter of 1998.

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

The following is a reconciliation of EBITDA to the Company's income from continuing operations (in millions):

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION



                                                   Twelve Weeks Ended
                                                  --------------------
                                                  March 26,  March 27,
                                                    1999       1998
                                                  ---------  ---------
EBITDA ........................................     $ 226      $ 203
Effect of SAB 101 .............................      (115)        --
Interest expense ..............................      (108)       (76)
Dividends on Convertible Preferred Securities..        --         (9)
Depreciation and amortization .................       (68)       (54)
Minority interest expense .....................        (4)       (16)
Income taxes ..................................        --        (20)
Other non-cash charges, net ...................        13         --
                                                    -----      -----
  Income (loss) from continuing operations ....     $ (56)     $  28
                                                    =====      =====


Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.4 times for the 1999 first quarter, 2.8 times for the 1998 first quarter and
2.5 times for full year 1998. The deficiency of earnings to fixed charges was $50 million for the first quarter of 1999 and the ratio of earnings to fixed charges was 1.7 to 1.0 for the first quarter of 1998.


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

                                                  Twelve Weeks Ended
                                                  -------------------
                                                  March 26, March 27,
                                                     1999     1998
                                                  --------- ---------
Income (loss) from continuing operations.......     $ (56)   $  28
Effects of SAB 101 ............................       115       --
Depreciation and amortization .................        68       54
Other real estate activities ..................       (11)      (1)
Partnership adjustments .......................         1       (6)
Deferred taxes ................................        --       10
                                                    -----    -----
Funds From Operations .........................     $ 117    $  85
                                                    =====    =====

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

Cash Flows and Financial Condition
----------------------------------

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


Cash used in financing activities for the first quarter of 1999 also includes a dividend distribution related to the REIT Conversion of $73 million.


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

The Company also completed a 210-room extension of the Philadelphia Marriott Convention Center in April 1999 at a cost of approximately $43 million, including a debt of $9 million.

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


                                               HOST MARRIOTT, L.P.

                                               BY: HOST MARRIOTT CORPORATION
                                               Its General Partner



February 16, 2000                              /s/ Donald D. Olinger
-----------------                              -------------------------------
Date                                           Donald D. Olinger
                                               Senior Vice President and
                                               Corporate Controller
                                               (Chief Accounting Officer)