Form 10-Q/A
period 1999-06-18
HOST MARRIOTT L P
filed 2000-02-18
CIK 1061937

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

                                                     Yes   X     No
                                                         -----

                                                                                Units outstanding
        Class                                                                    at July 27, 1999
---------------------                                                            ----------------
Units of limited partnership interest                                              292,854,286
Units of Cumulative Redeemable Preferred limited partnership interest                  585,777

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
             Operations and Financial Condition

                               HOST MARRIOTT, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                                        June 18,        December 31,
                                                                                                          1999               1998
                                                                                                        -------            --------
                                                                                                      (unaudited)
                                     ASSETS
                                     ------

Property and equipment, net ................................................................            $ 7,214             $ 7,201
Notes and other receivables (including amounts due from
    affiliates of $131 million and $134 million, respectively) .............................                219                 203
Rent receivable ............................................................................                 86                  --
Due from managers ..........................................................................                 --                  19
Investments in affiliates ..................................................................                 45                  33
Other assets ...............................................................................                414                 370
Cash and cash equivalents ..................................................................                310                 436
                                                                                                        -------             -------
                                                                                                        $ 8,288             $ 8,262
                                                                                                        =======             =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Debt
    Senior notes ...........................................................................            $ 2,546             $ 2,246
    Mortgage debt ..........................................................................              2,230               2,438
    Convertible debt obligation to Host Marriott ...........................................                567                 567
    Other ..................................................................................                456                 447
                                                                                                        -------             -------
                                                                                                          5,799               5,698
Accounts payable and accrued expenses ......................................................                150                 204
Deferred income taxes ......................................................................                 96                  97
Deferred rent ..............................................................................                253                --
Other liabilities ..........................................................................                420                 460
                                                                                                        -------             -------
     Total liabilities .....................................................................              6,718               6,459
                                                                                                        -------             -------

Minority interest ..........................................................................                142                 147
Limited Partnership interests of third parties at redemption value
    (representing 64.6 million units at June 18, 1999
    and December 31, 1998) .................................................................                783                 892

Partners' Capital
    General partner ........................................................................                  1                   1
    Limited partner ........................................................................                647                 767
    Accumulated other comprehensive loss ...................................................                 (3)                 (4)

                                                                                                        -------             -------
      Total shareholders' equity ...........................................................                645                 764
                                                                                                        -------             -------
                                                                                                        $ 8,288             $ 8,262
                                                                                                        =======             =======



            See Notes to Condensed Consolidated Financial Statements

                               HOST MARRIOTT, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Twelve weeks ended June 18, 1999 and June 19, 1998
                            (unaudited, in millions)

                                                                                                           1999               1998
                                                                                                          ------             ------
REVENUES
    Rental income (Note 2, 3) ................................................................             $ 187              $  --
    Hotel sales
      Rooms ..................................................................................                --                511
      Food and beverage ......................................................................                --                222
      Other ..................................................................................                --                 54
    Interest income ..........................................................................                 8                 10
    Net gains on property transactions .......................................................                 4                 51
    Equity (loss) in earnings of affiliates ..................................................                 1                 (2)
    Other ....................................................................................                 3                  3
                                                                                                           -----              -----
      Total revenues .........................................................................               203                849
                                                                                                           -----              -----
EXPENSES
    Depreciation .............................................................................                67                 60
    Property-level expenses ..................................................................                62                 60
    Hotel operating expenses
      Rooms ..................................................................................                --                113
      Food and beverage ......................................................................                --                158
      Other department costs and deductions ..................................................                --                185
      Management fees (including Marriott International
         management fees of $55 million in 1998) .............................................                --                 50
    Minority interest (benefit) ..............................................................                 7                 14
    Interest expense .........................................................................               109                 76
    Dividends on Host Marriott-obligated mandatorily
      redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated
      debentures due 2026 ("Convertible Preferred Securities") ...............................                --                  8
    Corporate expenses .......................................................................                 8                  9
    REIT Conversion expenses .................................................................                --                  6
Other expenses ...............................................................................                 5                  5
                                                                                                           -----              -----
                                                                                                             258                744
                                                                                                           -----              -----

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES .............................................................................               (55)               105
Provision for income taxes ...................................................................                --                (43)
                                                                                                           -----              -----

INCOME (LOSS) FROM CONTINUING OPERATIONS .....................................................               (55)                62
INCOME FROM DISCONTINUED OPERATIONS, net of taxes ............................................                --                  4
                                                                                                           -----              -----
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ......................................................               (55)                66
      Extraordinary item-gain on forgiveness of debt .........................................                13                 --
                                                                                                           -----              -----

NET INCOME (LOSS) ............................................................................             $ (42)             $  66
                                                                                                           =====              =====


           See Notes to Condensed Consolidated Financial Statements

                               HOST MARRIOTT, L.P.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
               Twelve weeks ended June 18, 1999 and June 19, 1998
                                   (unaudited)

BASIC EARNINGS (LOSS) PER UNIT:
Continuing operations...................................................................   $  (0.19)      $   0.29
Discontinued operations (net of income taxes)...........................................      --              0.02
Extraordinary item-gain on forgiveness of debt..........................................       0.04          --
                                                                                           --------       --------

BASIC EARNINGS (LOSS) PER UNIT:.........................................................   $  (0.15)      $   0.31
                                                                                           ========       ========

DILUTED EARNINGS (LOSS) PER UNIT:
Continuing operations...................................................................   $  (0.19)      $   0.26
Discontinued operations (net of income taxes)...........................................      --              0.02
Extraordinary item-gain on forgiveness of debt..........................................       0.04          --
                                                                                           --------       --------

DILUTED EARNINGS (LOSS) PER UNIT........................................................   $  (0.15)      $   0.28
                                                                                           ========       ========

           See notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Twenty-four weeks ended June 18, 1999 and June 19, 1998
                           (unaudited, in millions)

                                                                                                         1999               1998
                                                                                                       --------            ------
REVENUES
Rental income (Note 2, 3) ..................................................................            $   358             $    --

Hotel sales
  Rooms ....................................................................................                 --               1,020
  Food and beverage ........................................................................                 --                 444
  Other ....................................................................................                 --                 110
Interest income ............................................................................                 16                  24
Net gains on property transactions .........................................................                 16                  52
Equity (loss) in earnings of affiliates ....................................................                  2                  (1)
Other ......................................................................................                  3                   5
                                                                                                        -------             -------
   Total revenues ..........................................................................                395               1,654
                                                                                                        -------             -------

EXPENSES
    Depreciation ...........................................................................                133                 113
    Property-level expenses ................................................................                120                 122
    Hotel operating expenses
      Rooms ................................................................................                 --                 227
      Food and beverage ....................................................................                 --                 321
      Other department costs and deductions ................................................                 --                 374
      Management fees (including Marriott International
         management fees of $102 million in 1998) ..........................................                 --                 108
    Minority interest (benefit) ............................................................                 11                  30
    Interest expense .......................................................................                217                 152
    Dividends on Host Marriott-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated debentures
      due 2026 ("Convertible Preferred Securities") ........................................                 --                  17
    Corporate expenses .....................................................................                 16                  21
    REIT conversion expenses ...............................................................                 --                   6
    Other expenses .........................................................................                  9                  10
                                                                                                        -------             -------
                                                                                                            506               1,501
                                                                                                        -------             -------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES .............................................................................               (111)                153
Provision for income taxes .................................................................                 --                 (63)
                                                                                                        -------             -------

INCOME (LOSS) FROM CONTINUING OPERATIONS ...................................................               (111)                 90
INCOME FROM DISCONTINUED OPERATIONS, net of taxes ..........................................                 --                   6
                                                                                                        -------             -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ....................................................               (111)                 96
      Extraordinary item--gain on forgiveness of debt ......................................                 13                  --
                                                                                                        -------             -------

NET INCOME (LOSS) ..........................................................................            $   (98)            $    96
                                                                                                        =======             =======


            See Notes to Condensed Consolidated Financial Statements

                               HOST MARRIOTT, L.P.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.) Twenty-four weeks ended June 18, 1999 and June 19, 1998
                                   (unaudited)

BASIC EARNINGS (LOSS) PER UNIT:
Continuing operations...................................................................   $  (0.38)      $   0.42
Discontinued operations (net of income taxes)...........................................         --           0.03
Extraordinary item-gain on forgiveness of debt..........................................       0.04             --
                                                                                           --------       --------

BASIC EARNINGS (LOSS) PER UNIT:.........................................................   $  (0.34)      $   0.45
                                                                                           ========       ========

DILUTED EARNINGS (LOSS) PER UNIT:
Continuing operations...................................................................   $  (0.38)      $   0.39
Discontinued operations (net of income taxes)...........................................         --           0.02
Extraordinary item-gain on forgiveness of debt..........................................       0.04             --
                                                                                           --------       --------

DILUTED EARNINGS (LOSS) PER UNIT........................................................   $  (0.34)      $   0.41
                                                                                           ========       ========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
                       Twenty-four weeks ended June 18,
                             1999 and June 19, 1998
                            (unaudited, in millions)

                                                                                              1999           1998
                                                                                           ---------      ----------
OPERATING ACTIVITIES
Income (loss) from continuing operations................................................   $    (111)     $     153
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization.......................................................         135            114
    Income taxes........................................................................          --             45
    Gain on sale of hotel properties....................................................         (16)           (51)
Equity in earnings of affiliates........................................................          (2)             1
Changes in operating accounts...........................................................          83            (86)
Other...................................................................................          22             27
                                                                                           ---------      ---------
    Cash from continuing operations.....................................................         111            203
    Cash from discontinued operations...................................................          --              3
                                                                                           ---------      ---------
    Cash from operations................................................................         111            206
                                                                                           ---------      ---------

INVESTING ACTIVITIES
Proceeds from sales of assets...........................................................          35            209
Acquisitions............................................................................          (4)          (358)
Capital expenditures:
    Renewals and replacements...........................................................         (86)           (77)
    Development projects................................................................         (75)           (18)
    Other investment....................................................................         (16)           (14)
Purchases of short-term marketable securities...........................................          --            (97)
Sales of short-term marketable securities...............................................          --            405
Note receivable advances, net of collections............................................         (17)             4
Affiliate collections, net..............................................................          --             14
Other...................................................................................          --            (25)
                                                                                           ---------      ----------
    Cash (used in) from investing activities from continuing operations.................        (163)            43
    Cash used in investing activities from discontinued operations......................          --             (2)
                                                                                           ---------      ---------
    Cash (used in) from investing activities............................................        (163)            41
                                                                                           ---------      ---------

FINANCING ACTIVITIES
Issuances of debt, net..................................................................         413              5
Repurchase of units.....................................................................          (3)            --
Distribution............................................................................        (130)            --
Scheduled principal repayments..........................................................         (23)           (18)
Debt prepayments........................................................................        (323)           (49)
Other...................................................................................          (8)           (31)
                                                                                           ---------      ---------
    Cash used in financing activities from continuing operations........................         (74)           (93)
    Cash used in financing activities from discontinued operations......................          --           (150)
                                                                                           ---------      ----------
    Cash used in financing activities...................................................         (74)          (243)
                                                                                           ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................   $    (126)     $       4
                                                                                           =========      =========

Non-cash financing activities:
    Assumption of mortgage debt for the acquisition of, or purchase of
       controlling interests in, certain hotel properties...............................   $      --      $     164
                                                                                           =========      =========


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

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     The statements of operations for the twelve and twenty-four weeks ended June 19, 1998 and the cash flows for the twenty-four weeks ended June 19, 1998 reflect the historical results of Host Marriott Corporation as discussed in Note 1. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.


     The Company's leases have remaining terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel sale varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

     The staff of the Securities & Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition" (SAB 101) in December 1999. SAB 101 discusses factors to consider in determining when contingent revenue should be recognized during interim periods. The Company has adopted SAB 101 effective January 1, 1999 and has therefore amended its previously filed Form 10-Q to reflect this change in accounting principle. As a result of the adoption of SAB 101, $138 million and $253 million of contingent rent previously recognized as revenue during the twelve weeks and twenty-four weeks ended June 18, 1999 has been deferred and recognized in subsequent periods of fiscal year 1999. As of December 31, 1999 all of the thresholds were reached and all contingent rent was recognized. SAB 101 has no impact on the Company's annual revenue recognition, net income or earnings per share. SAB 101 had no effect on prior year periods as the hotel leases were not in effect prior to the REIT Conversion.

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

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                                   Twelve Weeks Ended    Twenty-four Weeks Ended
                                                                 ---------------------   -----------------------
                                                                    June 18,  June 19,     June 18,     June 19,
                                                                      1999      1998         1999         1998
                                                                 -----------  --------   ----------     --------
                                                                      (in millions)            (in millions)
Hotel Sales
           Rooms..................................................    $  672   $  511       $1,272      $1,020
           Food and beverage ......................................      310      222          578         444
           Other ..................................................       72       54          135         110
                                                                      ------   ------       ------      ------
                Total hotel sales.................................    $1,054   $  787       $1,985      $1,574
                                                                      ======   ======       ======      ======

4.   Earnings Per Unit


     Basic earnings per unit is computed by dividing net income by the weighted average number of units. Diluted earnings per unit is computed by dividing net income as adjusted for potentially dilutive securities, by the weighted average number of units outstanding plus other potentially dilutive securities. No effect is shown for securities if they are anti-dilutive.


     A reconciliation of the number of units utilized for the calculation of diluted earnings per unit follows:

                                                                         Twelve Weeks        Twenty-four Weeks
                                                                              Ended                 Ended
                                                                       ------------------    ------------------
                                                                       June 18,  June 19,    June 18,  June 19,
                                                                         1999     1998         1999      1998
                                                                       --------  --------    --------  --------
                                                                          (in millions)        (in millions)
Weighted average number of units outstanding .......................     292.5     216.1       292.0     215.9
Assuming distribution of units to Host Marriott Corporation for Host
  Marriott Corporation common shares granted under the
  comprehensive stock plan, less shares assumed purchased at average        --       4.2          --       4.3
Assuming distribution of common shares issuable for warrants, less
  Shares assumes purchased at average market price .................        --       0.1          --       0.1
Assuming conversion of minority operating partnership units
  issuable .........................................................        --        --          --        --
Assuming conversion of Convertible Preferred Securities ............        --      35.8          --      35.8
                                                                         -----     -----       -----     -----
Units utilized for the calculation of diluted earnings per unit ....     292.5     256.2       292.0     256.1
                                                                         =====     =====       =====     =====

A reconciliation of net income to earnings used for the calculation of diluted earnings per unit follows:

                                                                        Twelve Weeks          Twenty-four Weeks
                                                                        ------------          -----------------
                                                                            Ended                   Ended
                                                                            -----                   -----
                                                                      June 18, June 19,       June 18, June 19,
                                                                        1999    1998            1999     1998
                                                                        ----    ----            ----     ----
                                                                        (in millions)           (in millions)
Net income (loss) ...................................................   $(42)   $ 66            $(98)   $ 96
Dividends of Convertible Preferred Securities, net of taxes .........    --        5             --       10
Minority interest expense, assuming conversion of OP units ..........    --      --              --       --
                                                                        ----    ----           ----     ----
Earnings used for the calculation of diluted earnings (loss) per unit   $(42)   $ 71       $(98)   $106
                                                                        ====    ====       ====    ====

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

5.   Dividends and Distributions Payable

     On March 15, 1999 and June 15, 1999, the Board of Directors of Host Ended Marriott declared cash dividends of $0.21 per share of Host Marriott June Corporation common stock and corresponding distributions of $0.21 per 18, 1999 unit of limited partnership interest ("OP Unit"). The first quarter dividend and distribution was paid on April 14, 1999 to shareholders and unitholders of record on March 31, 1999. The second quarter dividend and distribution was paid on July 14, 1999 to shareholders and unitholders of record on June 30, 1999.


     The 1998 earnings per share has been restated to reflect the impact of the stock portion of a special dividend totaling 11.5 million shares of common stock issued in February, 1999 as a result of the REIT Conversion.

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

7.   Disposition

     In February 1999, the Company sold the 479-room Minneapolis/Bloomington Marriott for $35 million and recorded a gain of $10 million, which was followed by the May 1999 sale of the 221-room Saddle Brook Marriott for $15 million and resulting in a gain of $4 million.

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

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):

                                               Twelve Weeks Ended June 18, 1999
                                               --------------------------------
                                           Hotels  Corporate & Other   Consolidated
                                          -------- -----------------   ------------
Revenues ...............................   $ 197         $   6             $ 203
Income (loss) from continuing operations
  before income taxes ..................     (40)          (15)              (55)
                                               Twelve Weeks Ended June 19, 1998
                                               --------------------------------
                                           Hotels   Corporate & Other   Consolidated
                                          -------- -----------------   ------------
Revenues ...............................    $797          $ 52             $ 849
Income from continuing operations before
  income taxes .........................      82            23               105
                                            Twenty-four Weeks Ended June 18, 1999
                                            -------------------------------------
                                           Hotels   Corporate & Other  Consolidated
                                          -------- -----------------   ------------
Revenues ...............................   $ 386         $   9             $ 395
Income (loss) from continuing operations
  before income taxes ..................     (79)          (32)             (111)
                                            Twenty-four Weeks Ended June 19, 1998
                                            -------------------------------------
                                           Hotels  Corporate & Other   Consolidated
                                          -------- -----------------   ------------
Revenues ...............................   $1,598        $  56           $ 1,654
Income from continuing operations before
  income taxes .........................      153           --               153

     As of June 18, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel revenues in 1998 for each of the geographical areas in which the Company owns hotels (in millions):

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                             Twelve Weeks Ended            Twenty-four Weeks Ended
                                                          ------------------------        -------------------------
                                                          June 18,        June 19,        June 18,        June 19,
                                                            1999            1998            1999            1998
                                                          --------        --------        --------        --------
      United States..................................      $  199          $  825          $  389          $1,604
      International..................................           4              24               6              50
                                                           ------          -------         ------          ------
          Total......................................      $  203          $  849          $  395          $1,654
                                                           ======          ======          ======          ======

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



                                                              Twelve Weeks Ended June 18, 1999
                                                              --------------------------------
                                                   Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                   ------     ------      ------     ------      --------
Hotel Sales
     Rooms.....................................     $ 144       $ 157      $ 141       $ 145      $ 587
     Food and beverage.........................        68          76         67          81        292
     Other.....................................        16          16         19          19         70
                                                    -----       -----      -----       -----      -----
          Total hotel sales....................        228         249       227         245        949
Operating Costs and Expenses
     Rooms.....................................        33          36         34          31        134
     Food and beverage.........................        51          55         47          56        209
     Other.....................................        57          55         57          55        224
     Management fees...........................        11          16         10          17         54
     Lease expense.............................        72          83         76          83        314
                                                    -----       -----      -----       -----      -----
          Total operating expenses.............       224         245        224         242        935
                                                    -----       -----      -----       -----      -----
Operating Profit...............................         4           4          3           3         14
Corporate and Interest Expenses................        --          (1)        --          --         (1)
                                                    -----       -----      -----       -----      -----
      Income before taxes......................         4           3          3           3         13
      Income taxes.............................        (2)         (1)        (1)         --         (4)
                                                    -----       -----      -----       -----      -----
          Net Income...........................     $   2       $   2      $   2       $   3      $   9
                                                    =====       =====      =====       =====      =====


                                                                 Twenty-four Weeks Ended June 18, 1999
                                                                 -------------------------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Hotel Sales
           Rooms.....................................     $ 273       $ 294      $ 268       $ 273     $ 1,108
           Food and beverage.........................       127         137        128         153         545
           Other.....................................        30          29         38          34         131
                                                          -----       -----      -----       -----     -------
                Total hotel sales....................        430         460       434         460       1,784

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

      Operating Costs and Expenses
           Rooms.....................................        64          68         63          58         253
           Food and beverage.........................        97         102         91         104         394
           Other.....................................       110         107        107         103         427
           Management fees...........................        20          30         21          33         104
           Lease expense.............................       133         147        146         157         583
                                                          -----       -----      -----       -----     -------
                Total operating expenses.............       424         454        428         455       1,761
                                                          -----       -----      -----       -----     -------
      Operating Profit...............................         6           6          6           5          23
      Corporate and Interest Expenses................        (1)         (1)        (1)         (1)         (4)
                                                          -----       -----      -----       -----     -------
            Income before taxes......................         5           5          5           4          19
            Income taxes.............................        (2)         (2)        (2)         (1)         (7)
                                                          -----       -----      -----       -----     -------
                Net Income...........................     $   3       $   3      $   3       $   3     $    12
                                                          =====       =====      =====       =====     =======


                                                                          As of June 18, 1999
                                                                          -------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Assets.........................................    $  49       $  43      $  46       $  46       $  184
      Liabilities....................................       46          40         43          43          172
      Equity.........................................        3           3          3           3           12



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

     The following condensed combined consolidating information sets forth the financial position as of June 18, 1999 and December 31, 1998 and results of operations and cash flows for the twelve weeks ended June 18, 1999 and June 19, 1998, respectively, and cash flows for the twenty-four weeks ended June 18, 1999 and June 19, 1998 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

          Supplemental Condensed Combined Consolidating Balance Sheets
                                  (in millions)

                                  June 18, 1999

                                                                 Guarantor    Non-Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     --------- ------------- -------------- -------------- --------------
      Property and equipment, net..................  $  1,223     $ 3,784        $ 2,207       $     --        $ 7,214
      Investments in affiliate.....................     1,366          --             --         (1,321)            45
      Notes and other receivables..................       817          54             19           (671)           219
      Other assets.................................       144         194            189            (27)           500
      Cash and cash equivalents....................       157         122             31             --            310
                                                      -------     -------        -------       --------        -------
         Total assets..............................   $ 3,707     $ 4,154        $ 2,446       $ (2,019)       $ 8,288
                                                      =======     =======        =======       ========        =======

      Debt.........................................   $ 1,599     $ 2,859        $ 1,128       $   (354)       $ 5,232
      Convertible debt obligations to Host Marriott       567          --             --             --            567
      Deferred income taxes........................        51          38              7             --             96
      Other liabilities............................       123         710            313           (323)           823
                                                      -------     -------        -------       ---------       -------
         Total liabilities.........................     2,340       3,607          1,448           (677)         6,718

      Minority interests...........................        15          56             71             --            142
      Limited partner interest of third parties at
       redemption value............................       783          --             --             --            783
      Owner's capital..............................       569         491            927         (1,342)           645
                                                      -------     -------        -------       ---------       -------
         Total liabilities and owner's capital.....   $ 3,707     $ 4,154        $ 2,446       $ (2,019)       $ 8,288
                                                      =======     =======        =======       ========        =======


                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                December 31, 1998

                                                                 Guarantor    Non-Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     -------- -------------- -------------- -------------- --------------
      Property and equipment, net..................   $ 1,172     $ 3,796        $ 2,233        $    --        $ 7,201
      Investments in affiliate.....................     1,038          --             --         (1,005)            33
      Notes and other receivables..................       782          52             19           (650)           203
      Other assets.................................       259         145            141           (156)           389
      Cash and cash equivalents....................       330          91             15             --            436
                                                      -------     -------        -------        -------         ------
         Total assets..............................   $ 3,581     $ 4,084        $ 2,408        $(1,811)       $ 8,262
                                                      =======     =======        =======        =======        =======

      Debt.........................................   $ 1,438     $ 2,837        $ 1,183        $  (327)       $ 5,131
      Convertible debt obligation to Host Marriott.       567          --             --             --            567
      Deferred income taxes........................        51          39              7             --             97
      Other liabilities............................        97         600            252           (285)           664
                                                      -------     -------        -------        -------        -------
         Total liabilities.........................     2,153       3,476          1,442           (612)         6,459

      Minority interests...........................        15          56             76             --            147
      Limited partner interest of third parties at
       redemption value............................       892          --             --             --            892
      Owner's capital..............................       521         552            890         (1,199)           764
                                                      -------     -------        -------        -------        -------
       Total liabilities and owner's capital.......   $ 3,581     $ 4,084        $ 2,408        $(1,811)       $ 8,262
                                                      =======     =======        =======        =======        =======

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

            Supplemental Condensed Combined Statements of Operations
                                  (in millions)

                        Twelve Weeks Ended June 18, 1999

                                                                                  Non-
                                                                 Guarantor      Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     -------- -------------- -------------- -------------- --------------
      REVENUES.....................................   $    48     $   104        $    64        $   (13)       $   203
      Depreciation.................................       (15)        (35)           (17)            --            (67)
      Property-level expenses......................       (11)        (23)           (28)            --            (62)
      Hotel operating expenses.....................        --          --             --             --             --
      Minority interest............................       (17)         (4)            (1)            15             (7)
      Interest expense.............................       (27)        (55)           (25)            (2)          (109)
      Dividends on convertible preferred securities        --          --             --             --             --
      Corporate expenses...........................        (2)         (5)            (1)            --             (8)
      Other expenses...............................        (3)         (1)            (1)            --             (5)
                                                      --------    --------       --------       -------        -------
      Loss before extraordinary gain...............       (27)        (19)            (9)            --            (55)
      Extraordinary item-gain on forgiveness of debt       --          --             13             --             13
                                                      -------     -------        -------        -------        -------
      NET INCOME (LOSS)............................   $   (27)    $   (19)       $     4        $    --        $   (42)
                                                      ========    =======        =======        =======        =======

                        Twelve Weeks Ended June 19, 1998

                                                                                  Non-
                                                                 Guarantor      Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     -------- -------------- -------------- -------------- --------------
      REVENUES.....................................   $   309     $   473        $    56           $ 11        $   849
      Depreciation.................................       (25)        (30)            (5)            --            (60)
      Property-level expenses......................       (30)        (43)            13             --            (60)
      Hotel operating expenses.....................      (192)       (279)           (35)            --           (506)
      Minority interest............................       (15)          7              2             (8)           (14)
      Interest expense.............................        (2)        (48)           (23)            (3)           (76)
      Dividends on convertible preferred securities        (8)         --             --             --             (8)
      Corporate expenses...........................        (2)         (5)            (2)             -             (9)
      REIT Conversion expenses.....................        (6)         --             --             --             (6)
      Other expenses...............................        (4)         (1)            --             --             (5)
                                                      -------     -------        -------        -------        -------
      Income from continuing operations before             25          74              6             --            105
      taxes........................................
      Provision for income taxes...................       (10)        (31)            (2)            --            (43)
                                                      -------     -------        -------        -------        -------
      Income from continuing operations............        15          43              4             --             62
      Income from discontinued operations..........         4          --             --             --              4
                                                      -------     -------        -------        -------        -------
      NET INCOME...................................   $    19     $    43        $     4        $    --        $    66
                                                      =======     =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                     Twenty-four Weeks Ended June 18, 1999

                                                                 Guarantor    Non-Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     --------  ------------   ------------   ------------   ------------
     REVENUES.....................................   $    87     $   205        $   118        $   (15)       $   395
     Depreciation.................................       (28)        (70)           (35)            --           (133)
     Property-level expenses......................       (21)        (45)           (54)            --           (120)
     Hotel operating expenses.....................        --          --             --             --             --
     Minority interest............................       (18)         (7)            (1)            15            (11)
     Interest expense.............................       (68)       (103)           (46)            --           (217)
     Dividends on convertible preferred securities        --          --             --             --             --
     Corporate expenses...........................        (3)         (9)            (4)            --            (16)
     Other expenses...............................        (7)         (1)            (1)            --             (9)
                                                     -------     -------        -------        -------        -------
     Loss before extraordinary gain...............       (58)        (30)           (23)            --           (111)
     Extraordinary item-gain on forgiveness of
     debt.........................................        --          --             13             --             13
                                                     -------     -------        -------        -------        -------
     NET LOSS.....................................   $   (58)    $   (30)       $   (10)       $    --        $   (98)
                                                     =======-    =======        =======        =======        =======


                      Twenty-four Weeks Ended June 19, 1998

                                                                 Guarantor    Non-Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     --------  ------------   -------------  ------------   ------------
     REVENUES.....................................   $   558     $   851        $   250       $     (5)       $ 1,654
     Depreciation.................................       (39)        (57)           (17)            --           (113)
     Property-level expenses......................       (41)        (63)           (18)            --           (122)
     Hotel operating expenses.....................      (344)       (530)          (156)            --         (1,030)
     Minority interest............................       (27)         (6)            (2)             5            (30)
     Interest expense.............................       (21)        (94)           (37)            --           (152)
     Dividends on convertible preferred securities       (17)         --             --             --            (17)
     Corporate expenses...........................        (5)        (11)            (5)             -            (21)
     REIT Conversion expenses.....................        (6)         --             --             --             (6)
     Other expenses...............................        (9)         (1)            --             --            (10)
                                                     --------    -------        -------        -------        -------
     Income from continuing operations before
     taxes........................................        49          89             15             --            153

     Provision for income taxes...................       (20)        (37)            (6)            --            (63)
                                                     -------     -------        -------        -------        -------
     Income from continuing operations............        29          52              9             --             90
     Income from discontinued operations..........         6          --             --             --              6
                                                     -------     -------        -------        -------        -------
     NET INCOME...................................   $    35     $    52        $     9        $    --        $    96
                                                     =======     =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

            Supplemental Condensed Combined Statements of Cash Flows
                                  (in millions)

                      Twenty-four Weeks Ended June 18, 1999

                                                                              Guarantor     Non-Guarantor
                                                                  Parent    Subsidiaries    Subsidiaries   Consolidated
                                                                ---------  --------------  -------------- --------------
     OPERATING ACTIVITIES
     Cash (used in) from operations..........................   $     (5)     $     116       $    --        $    111
                                                                --------      ---------       -------        --------

     INVESTING ACTIVITIES
     Cash received from sales of assets......................          1             34            --              35
     Capital expenditures....................................        (49)          (107)          (21)           (177)
     Acquisitions............................................         --             --            (4)             (4)
     Other...................................................        (17)            --            --             (17)
                                                                --------      ---------       -------        --------

     Cash used in investing activities ......................        (65)           (73)          (25)           (163)
                                                                --------      ---------       -------        --------

     FINANCING ACTIVITIES
     Repayment of debt.......................................        (25)          (256)          (65)           (346)
     Issuances of debt.......................................         (2)           256           159             413
     Transfers to/from Parent................................         65            (12)          (53)             --
     Dividends...............................................       (130)            --            --            (130)
     Repurchase of common stock..............................         (3)            --            --              (3)
     Other...................................................         (8)            --            --              (8)
                                                                --------      ---------       -------        --------

     Cash (used in) from financing activities................       (103)           (12)           41             (74)
                                                                --------      ---------       -------        --------

     INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS..........................................   $   (173)     $      31       $    16        $   (126)
                                                                ========      =========       =======        ========

                              HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                      Twenty-four Weeks Ended June 19, 1998

                                                                              Guarantor     Non-Guarantor
                                                                  Parent    Subsidiaries    Subsidiaries   Consolidated
                                                                ---------   ------------    -------------  ------------
     OPERATING ACTIVITIES
     Cash from continuing operations.........................   $     43      $   144         $    16        $   203
     Cash from discontinued operations.......................          3           --              --              3
                                                                --------      -------         -------        -------
     Cash from operations....................................         46          144              16            206
                                                                --------      -------         -------        -------

     INVESTING ACTIVITIES
     Cash received from sales of assets......................        209           --              --            209
     Capital expenditures....................................        (28)         (62)            (19)          (109)
     Acquisitions............................................       (229)         (15)           (114)          (358)
     Sales of short-term marketable securities, net..........        308           --              --            308
     Other...................................................         (7)          --              --             (7)
                                                                --------      -------         -------        --------
     Cash from (used in) investing activities from
        continuing operations................................        253          (77)           (133)            43
     Cash used in investing activities from discontinued
        Operations...........................................         (2)          --              --             (2)
                                                                --------      -------         -------        -------
     Cash from (used in) investing activities ...............        251          (77)           (133)            41
                                                                --------      -------         -------        -------

     FINANCING ACTIVITIES
     Repayment of debt.......................................        (55)         (10)             (2)           (67)
     Issuances of debt.......................................          5           --              --              5
     Transfers to/from Parent................................        (52)         (51)            103             --
     Other...................................................        (31)          --              --            (31)
                                                                --------      -------         -------        -------
     Cash (used in) from financing activities from
        continuing operations................................       (133)         (61)            101            (93)
     Cash used in financing activities from discontinued
        operations...........................................       (150)          --              --           (150)
                                                                --------      -------         -------        -------
     Cash (used in) from financing activities................       (283)         (61)            101           (243)
                                                                --------      -------         -------        --------

     INCREASE IN CASH AND CASH EQUIVALENTS...................   $     14      $     6         $   (16)       $     4
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

                               HOST MARRIOTT, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Expenses. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays certain property-level costs including management fees and we receive a rent payment, which is net of those costs. Property-level costs which are comparable, including depreciation, property taxes, insurance, ground and equipment rent increased 8% to $129 million for the second quarter 1999 versus the second quarter 1998 and increased $18 million or 8% to $253 million year-to-date, primarily reflecting the depreciation from the 36 properties acquired during 1998.


     Minority Interest. Minority interest expense decreased $7 million to $7 million for the second quarter of 1999 and decreased $19 million to $11 million year-to-date, primarily reflecting the impact of the consolidation of partnerships which occurred in connection with the REIT conversion.


     Interest Expense. Interest expense increased 43% to $109 million in the second quarter of 1999 and increased 43% to $217 million year-to-date, primarily due to the issuance of senior notes, establishment of a new credit facility, interest expense on the convertible debt obligation to Host Marriott and additional mortgage debt on properties acquired in 1998.

     Dividends on Convertible Preferred Securities. The dividends on Convertible Preferred Securities reflect the dividends accrued for the first half of fiscal year 1998 on the $550 million in 63/4% Convertible Preferred Securities. The Convertible Preferred Securities are held by the REIT. The dividends paid by the REIT are supported by the $567 million debt obligation to Host Marriott on the balance sheet. The Operating Partnership incurs interest expense on the debt obligation, and, therefore, no dividends are included in the current period statement of operations.

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


     Net Income (Loss). Our net loss was $42 million for the second quarter of 1999 compared to net income of $66 million in 1998. For year-to-date 1999 our net loss was $98 million compared to net income of $96 million in 1998.


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

                                                                  Twelve Weeks Ended          Twenty-four Weeks Ended
                                                                 ---------------------        -----------------------
                                                                June 18,      June 19,       June 18,      June 19,
                                                                  1999          1998           1999          1998
                                                                 -------       -------        -------       -----
     Income (loss) from continuing operations..............     $   (55)      $    62        $  (111)      $    90
     Effect of SAB 101.....................................         138            --            253            --
     Depreciation and amortization.........................          67            62            135           114
     Other real estate activities..........................          (5)          (51)           (16)          (52)
     Partnership adjustments...............................           7            (2)             8            (7)
     REIT conversion expenses..............................          --             6             --             6
     Deferred taxes........................................          --            29             --            39
     Discontinued operations...............................          --             9             --            16
                                                                -------       -------        -------       -------
        Funds From Operations..............................     $   152       $   115        $   269       $   206
                                                                =======       =======        =======       =======

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

     The following is a reconciliation of EBITDA to income from continuing operations (in millions):

                                                                  Twelve Weeks Ended         Twenty-four Weeks Ended
                                                                ----------------------       -----------------------
                                                                June 18,      June 19,       June 18,      June 19,
                                                                  1999          1998           1999          1998
                                                                 -------       -------        -------       -----
     EBITDA................................................     $   255       $   208        $   481       $   411
     Effect of SAB 101.....................................        (138)           --           (253)           --
     Interest expense......................................        (109)          (76)          (217)         (152)
     Dividends on Convertible Preferred Securities.........          --            (8)            --           (17)
     Depreciation and amortization.........................         (67)          (62)          (135)         (114)
     Minority interest expense.............................          (7)          (14)           (11)          (30)
     Income taxes..........................................          --           (43)            --           (63)
     Other non-cash charges, net...........................          11            57             24            55
                                                                -------       -------        -------       -------
       Income (loss) from continuing operations............     $   (55)      $    62        $  (111)      $    90
                                                                =======       =======        =======       =======

     Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.7 times for the 1999 second quarter, 3.0 times for the 1998 second quarter and 2.5 times for full year 1998. The

                              HOST MARRIOTT, L.P.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     deficiency of earnings to fixed charges was $100 million for the second quarter of 1999 and the ratio of earnings to fixed charges was 2.0 to 1.0 for the second quarter of 1998.

     Cash Flows and Financial Condition
     ----------------------------------

     We reported a decrease in cash and cash equivalents of $126 million during the twenty-four weeks ended June 18, 1999. Cash from continuing operations was $111 million through the second quarter of 1999 and $203 million through the second quarter of 1998. The $92 million decrease in cash from continuing operations resulted principally from an increase in rent receivable resulting from the timing of the receipt of cash payments. There was no cash activity related to discontinued operations for the second quarter of 1999; however, cash from discontinued operations totaled $3 million through the second quarter of 1998.

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

     Cash used in financing activities from continuing operations was $74 million through the second quarter of 1999 and $93 million through the second quarter of 1998. Cash used in financing activities for 1999 includes $323 million in prepayment of debt, offset by $413 million in debt issuances for 1999. Both financing activities were related to our February 1999 issuance of $300 million of 83/8% Series D Senior notes due in 2006 and the refinancing of the New York Marriott Marquis.

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


     Cash used in financing activities also reflects $73 million in dividend payments for a special dividend declared in December 1998 and paid in February 1999. In addition, on March 15, 1999 and June 15, 1999, the Board of Directors declared regular cash distributions of $0.21 per OP unit. The first quarter distribution was paid on April 14, 1999. The second quarter distribution was paid on July 14, 1999 to unitholders and is not reflected in the cash flow statement.

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

     In July 1999, the Company sold 4.0 million shares of 10% Class A Cumulative Redeemable Preferred Stock with a $0.01 par value. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears on October 15, 1999. After August 3, 2004 we have the option to redeem the Class A preferred stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A preferred stock ranks prior to the common stock and the authorized Series A Junior Participating preferred stock. The Class A preferred stockholders generally have no voting rights.

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






                                               HOST MARRIOTT, L.P.

                                               BY: HOST MARRIOTT CORPORATION
                                               Its General Partner



February 16, 2000                              /s/ Donald D. Olinger
-----------------                              ---------------------------------
Date                                           Donald D. Olinger

                                               Senior Vice President and
                                               Corporate Controller
                                               (Chief Accounting Officer)