Form 10-Q/A
period 1999-09-10
HOST MARRIOTT L P
filed 2000-02-18
CIK 1061937

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

                                                  Yes   X     No
                                                      -----      -----

                                                                                                 Units outstanding
        Class                                                                                   at October 19, 1999
---------------------                                                                           -------------------
Units of limited partnership interest                                                                   293,335,128
Units of Class TS Cumulative Redeemable Preferred limited partnership interest                              585,777
Units of Class A Cumulative Redeemable Preferred limited partnership interest                             4,160,000

                                      INDEX
                                      -----


Part I.     FINANCIAL INFORMATION (Unaudited):                       Page No.
                                                                     --------

            Condensed Consolidated Balance Sheets -                      3
              September 10, 1999 and December 31, 1998

            Condensed Consolidated Statements of Operations -            4
              Twelve Weeks and Thirty-six Weeks Ended
              September 10, 1999 and September 11, 1998

            Condensed Consolidated Statements of Cash Flows -            8
              Thirty-six Weeks Ended September 10, 1999 and
              September 11, 1998

            Notes to Condensed Consolidated Financial Statements        10

            Management's Discussion and Analysis of Results of          28
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
                                                                                          =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Debt
    Senior notes........................................................................  $   2,539      $   2,246
    Mortgage debt.......................................................................      2,255          2,438
    Convertible debt obligation to Host Marriott........................................        567            567
    Other...............................................................................        356            447
                                                                                          ---------      ---------
                                                                                              5,717          5,698
Accounts payable and accrued expenses...................................................        142            204
Deferred income taxes...................................................................         96             97
Deferred rent...........................................................................        339             --
Other liabilities.......................................................................        383            460
                                                                                          ---------      ---------
     Total liabilities..................................................................      6,677          6,459
                                                                                          ---------      ---------

Minority interest.......................................................................        138            147
Class TS  cumulative  redeemable  preferred  limited  partnership  interests  of third parties at redemption value ("Class TS Preferred Units") (representing 0.6 million units and 0 units at September 10, 1999 and December 31, 1998,
    respectively).......................................................................          6             --
Limited partnership interests of third parties at redemption value
    (representing 64.3 million units and 64.6 million units at September 10, 1999
    and December 31, 1998, respectively)................................................        611            892

Partners' Capital
    General partner.....................................................................          1              1
    Class A cumulative  redeemable preferred limited partner units ("Class A Preferred
      Units")...........................................................................        100             --
    Limited partner.....................................................................        788            767
    Accumulated other comprehensive income (loss).......................................          3             (4)
                                                                                          ---------      ---------
      Total shareholders' equity........................................................        892            764
                                                                                          ---------      ---------
                                                                                          $   8,324      $   8,262
                                                                                          =========      =========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         Twelve weeks ended September 10, 1999 and September 11, 1998
                           (unaudited, in millions)



                                                                                               1999         1998
                                                                                              ------       ------
REVENUES
    Rental income (Note 2, 3)...........................................................     $   188      $    --
    Hotel sales
      Rooms.............................................................................          --          494
      Food and beverage.................................................................          --          198
      Other.............................................................................          --           49
    Interest income.....................................................................          10           11
    Net gains on property transactions..................................................          --            1
    Equity in earnings of affiliates....................................................           3            2
    Other...............................................................................           2            1
                                                                                             -------      -------
      Total revenues....................................................................         203          756
                                                                                             -------      -------

EXPENSES
    Depreciation and amortization.......................................................          68           53
    Property-level expenses.............................................................          62           67
    Hotel operating expenses
      Rooms.............................................................................          --          121
      Food and beverage.................................................................          --          156
      Other department costs and deductions.............................................          --          194
      Management fees (including Marriott International
         management fees of $36 million in 1998)........................................          --           39
    Minority interest (benefit).........................................................           2            6
    Interest expense....................................................................         108           79
    Dividends on Host Marriott-obligated mandatorily
      redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated
      debentures due 2026 ("Convertible Preferred Securities")..........................          --            9
    Corporate expenses..................................................................           6           12
    REIT Conversion expenses............................................................          --            8
Other expenses..........................................................................           1            4
                                                                                             -------      -------
                                                                                                 247          748
                                                                                             -------      -------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    INCOME TAXES........................................................................         (44)           8
Provision for income taxes..............................................................          --           (6)
                                                                                             -------      -------

INCOME (LOSS) FROM CONTINUING OPERATIONS................................................         (44)           2
Income from discontinued operations, net of taxes.......................................          --            2
                                                                                             -------      -------
Income (LOSS) Before Extraordinary ITEM.................................................         (44)           4
Extraordinary gain (loss)...............................................................           4         (148)
                                                                                             -------      -------

NET  LOSS...............................................................................     $   (40)     $  (144)
                                                                                             ========     =======
Less:  Distributions on Class A Preferred Units.........................................          (1)          --
                                                                                             -------      -------

 LOSS AVAILABLE TO COMMON UNITHOLDERS...................................................     $   (41)     $  (144)
                                                                                             ========     =======

           See Notes to Condensed Consolidated Financial Statements

                               HOST MARRIOTT, L.P.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
          Twelve weeks ended September 10, 1999 and September 11, 1998
                                   (unaudited)


BASIC EARNINGS (LOSS) PER UNIT:
Continuing operations...................................................................   $  (0.16)      $   0.01
Discontinued operations (net of income taxes)...........................................         --           0.01
Extraordinary gain (loss)...............................................................       0.02          (0.69)
                                                                                           --------       --------

BASIC  LOSS PER UNIT:....................................................................  $  (0.14)      $  (0.67)
                                                                                           ========       ========

DILUTED EARNINGS (LOSS) PER UNIT:
Continuing operations...................................................................   $  (0.16)      $   0.01
Discontinued operations (net of income taxes)...........................................         --           0.01
Extraordinary gain (loss)...............................................................       0.02          (0.67)
                                                                                           --------       --------

DILUTED LOSS PER UNIT...................................................................   $  (0.14)      $  (0.65)
                                                                                           ========       ========

            See Notes to Condensed Consolidated Financial Statements

                               HOST MARRIOTT, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       Thirty-six weeks ended September 10, 1999 and September 11, 1998
                            (unaudited, in millions)

                                                                                                    1999         1998
                                                                                                  --------     --------
REVENUES
Rental income (Note 2, 3).....................................................................    $    546     $     --

Hotel sales...................................................................................
   Rooms......................................................................................          --        1,514
   Food and beverage..........................................................................          --          642
   Other......................................................................................          --          159
Interest income...............................................................................          26           35
Net gains on property transactions............................................................          16           53
Equity in earnings of affiliates..............................................................           5            1
Other ........................................................................................           5            6
                                                                                                  --------     --------
    Total revenues............................................................................         598        2,410
                                                                                                  --------     --------

EXPENSES
    Depreciation and amortization.............................................................         201          166
    Property-level expenses...................................................................         182          189
    Hotel operating expenses
      Rooms...................................................................................          --          348
      Food and beverage.......................................................................          --          477
      Other department costs and deductions...................................................          --          568
      Management fees (including Marriott International management fees of $138
         million in 1998).....................................................................          --          147
    Minority interest (benefit)...............................................................          13           36
    Interest expense..........................................................................         325          231
    Dividends on Host Marriott-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust whose sole assets are the convertible subordinated
      debentures due 2026 ("Convertible Preferred Securities")................................          --           26
    Corporate expenses........................................................................          22           33
    REIT conversion expenses..................................................................          --           14
    Other expenses............................................................................          10           14
                                                                                                  --------     --------
                                                                                                       753        2,249

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES..................................        (155)         161
Provision for income taxes....................................................................          --          (69)
                                                                                                  --------      -------

INCOME (LOSS) FROM CONTINUING OPERATIONS......................................................        (155)          92
Income from discontinued operations, net of taxes.............................................          --            8
                                                                                                  --------     --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.......................................................        (155)         100
Extraordinary gain (loss).....................................................................          17         (148)
                                                                                                  --------     --------
NET LOSS......................................................................................    $   (138)    $    (48)
                                                                                                  ========     ========
Less: Distributions on Class A Preferred Units................................................          (1)          --
                                                                                                  --------     --------

LOSS AVAILABLE TO COMMON UNITHOLDERS....................................................          $   (139)    $    (48)
                                                                                                  ========     ========


            See Notes to Condensed Consolidated Financial Statements

                               HOST MARRIOTT, L.P.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (cont.)
        Thirty-six weeks ended September 10, 1999 and September 11, 1998
                                   (unaudited)


BASIC EARNINGS PER UNIT:
Continuing operations...................................................................   $  (0.54)      $   0.42
Discontinued operations (net of income taxes)...........................................         --           0.04
Extraordinary gain (loss)...............................................................       0.06          (0.69)
                                                                                           --------       --------

BASIC LOSS PER UNIT:....................................................................   $  (0.48)      $  (0.23)
                                                                                           ========       ========

DILUTED EARNINGS PER UNIT:
Continuing operations...................................................................   $  (0.54)      $   0.42
Discontinued operations (net of income taxes)...........................................         --           0.03
Extraordinary gain (loss)...............................................................       0.06          (0.67)
                                                                                           --------       --------

DILUTED LOSS PER UNIT...................................................................   $  (0.48)      $  (0.22)
                                                                                           ========       ========

            See Notes to Condensed Consolidated Financial Statements

                               HOST MARRIOTT, L.P.
                      CONDENSED CONSOLIDATED STATEMENTS OF
                 CASHFLOWS Thirty-six weeks ended September 10,
                           1999 and September 11, 1998
                            (unaudited, in millions)


                                                                                              1999           1998
                                                                                           ---------      -------
OPERATING ACTIVITIES
Income (loss) from continuing operations................................................   $    (155)     $      92
Adjustments to reconcile to cash from continuing operations:
    Depreciation and amortization.......................................................         203            168
    Income taxes........................................................................          --             50
    Gain on sale of hotel properties....................................................         (16)           (50)
    Equity in earnings of affiliates....................................................          (5)            (1)
    Changes in operating accounts.......................................................         212            (35)
    Other...............................................................................          17             30
                                                                                           ---------      ---------
    Cash from continuing operations.....................................................         256            254
    Cash from discontinued operations...................................................          --             24
                                                                                           ---------      ---------
    Cash from operations................................................................         256            278
                                                                                           ---------      ---------

INVESTING ACTIVITIES
Proceeds from sales of assets...........................................................          49            211
Acquisitions............................................................................         (17)          (607)
Capital expenditures:
    Renewals and replacements...........................................................        (143)          (108)
    Development projects................................................................        (102)           (32)
    Other investments...................................................................         (16)           (19)
Purchases of short-term marketable securities...........................................          --           (134)
Sales of short-term marketable securities...............................................          --            451
Note receivable advances, net of collections............................................         (47)             4
Affiliate collections, net..............................................................          --             13
Other...................................................................................          --            (12)
                                                                                           ---------      ---------
    Cash used in investing activities from continuing operations........................        (276)          (233)
    Cash used in investing activities from discontinued operations......................          --            (10)
                                                                                           ---------      ---------
    Cash used in investing activities...................................................        (276)          (243)
                                                                                           ---------      ---------

FINANCING ACTIVITIES
Issuances of debt, net..................................................................       1,282          2,004
Issuances of Class A Preferred Units....................................................         100             --
Issuances of common units...............................................................           2             --
Distributions...........................................................................        (195)            --
Scheduled principal repayments..........................................................         (26)           (39)
Debt prepayments........................................................................      (1,275)        (1,631)
Costs of extinguishment of debt.........................................................          (2)          (175)
Other...................................................................................         (12)           (14)
                                                                                           ---------      ---------
    Cash (used in) from financing activities from continuing operations.................        (126)           145
    Cash used in financing activities from discontinued operations......................          --           (152)
                                                                                           ---------      ----------
    Cash used in financing activities...................................................        (126)            (7)
                                                                                           ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................................   $    (146)     $      28
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 10, 1999 and December 31, 1998, and the results of operations for the twelve and thirty-six weeks ended

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     September 10, 1999 and September 11, 1998 and cash flows for the thirty-six weeks ended September 10, 1999 and September 11, 1998. The statements of operations for the twelve and thirty-six weeks ended September 11, 1998 and the cash flows for the thirty-six weeks ended September 11, 1998 reflect the historical results of Host Marriott Corporation as discussed in Note 1. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.


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


     The staff of the Securities & Exchange Commission issued Staff Accounting Bulletin 101 "Revenue Recognition" (SAB 101) in December 1999. SAB 101 discusses factors to consider in determining when contingent revenue should be recognized during interim periods. The Company has adopted SAB 101 effective January 1, 1999 and has therefore amended its previously filed Form 10-Q to reflect this change in accounting principle. As a result of the adoption of SAB 101, $86 million and $339 million of contingent rent previously recognized as revenue during the twelve weeks and thirty-six weeks ended September 10, 1999 has been deferred and recognized in subsequent periods of fiscal year 1999. As of December 31, 1999 all of the thresholds were reached and all contingent rent was recognized. SAB 101 has no impact on the Company's annual revenue recognition, net income or earnings per share. SAB 101 had no effect on prior year periods as the hotel leases were not in effect prior to the REIT Conversion.


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

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     The table below represents hotel sales for which rental income is computed for 1999.



                                                              Twelve Weeks Ended           Thirty-six Weeks Ended
                                                          -----------------------------------------------------------
                                                          September 10,  September 11,  September 10,   September 11,
                                                               1999           1998           1999           1998
                                                          -------------  -------------  -------------   -------------
                                                                 (in millions)                 (in millions)
Hotel Sales
         Rooms............................................  $    609       $    494       $  1,881       $  1,514
         Food and beverage................................       250            198            828            642
         Other............................................        66             49            201            159
                                                            --------       --------       --------       --------
               Total hotel sales..........................  $    925       $    741       $  2,910       $  2,315
                                                            ========       ========       ========       ========

4.   Earnings Per Unit


     Basic earnings per common unit is computed by dividing net income less dividends on preferred limited partner interests by the weighted average number of common units outstanding. Diluted earnings per unit is computed by dividing net income less dividends on preferred limited partner units as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Marriott Corporation for Host Marriott Corporation common shares granted under comprehensive stock plans, warrants and the Convertible Preferred Securities. Dilutive securities also include those common and preferred Operating Partnership Units ("OP Units") issuable or outstanding that are held by minority partners which are assumed to be converted. No effect is shown for any securities if they are anti-dilutive.


                                                                                 Twelve weeks ended
                                                       ------------------------------------------------------------------------
                                                                 September 10, 1999                   September 11, 1998
                                                       ---------------------------------   ------------------------------------
                                                         Income       Units     Per Unit     Income       Units      Per Unit
                                                       (Numerator) (Denominator) Amount     (Numerator) (Denominator)  Amount
                                                       ---------------------------------   ------------------------------------
      Net Loss......................................   $    (40)     292.9      $  (.14)    $   (144)     216.2     $    (.67)
       Distributions on Class A Preferred Units.....         (1)        --           --           --         --            --
                                                       --------      -----      --------    --------     ------     ---------
      Basic loss available to common
       unitholders per unit.........................        (41)     292.9         (.14)        (144)     216.2          (.67)
       Assuming distribution of units to Host
        Marriott Corporation for Host Marriott
        Corporation common shares granted under
        the Host Marriott comprehensive stock
        plan, less shares assumed purchased at
        average market price........................         --         --           --           --        4.0           .02
       Assuming distribution of units to Host
        Marriott Corporation for Host Marriott
        common shares issuable for warrants, less
        shares assumed purchased at average
        market price................................         --         --           --           --        0.1            --
       Assuming conversion of Class TS Preferred

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


        Units......................................        --         --           --           --         --            --
       Assuming issuance of OP Units issuable
           under certain purchase agreements.......        --         --           --           --         --            --
       Assuming conversion of Convertible
        Preferred Securities.......................        --         --           --           --         --            --
                                                     --------     ------      --------    --------     ------     ---------
      Diluted Loss per Unit........................  $    (41)     292.9      $   (.14)   $   (144)     220.3     $    (.65)
                                                     ========     ======      ========    ========     ======     =========

                                                                       Thirty-six Weeks Ended
                                                -----------------------------------------------------------------------
                                                          September 10, 1999                   September 11, 1998
                                                ---------------------------------   -----------------------------------
                                                 Income       Units      Per Unit     Income       Units      Per Unit
                                                (Numerator) (Denominator) Amount     (Numerator) (Denominator)  Amount
                                                ---------------------------------   -----------------------------------
Net Loss......................................  $   (138)     292.4      $   (.48)    $    (48)     216.0    $    (.23)
 Distributions on Class A preferred units.....        (1)        --           --            --         --           --
                                                ---------    ------      --------     --------      -----    ---------
Basic loss available to common
 unitholders per unit.........................      (139)     292.4          (.48)         (48)     216.0         (.23)
 Assuming distribution of units to Host
  Marriott Corporation for Host Marriott
  Corporation common shares granted under
  the Host Marriott comprehensive stock
  plan, less shares assumed purchased at
  average market price........................        --         --            --           --        4.2          .01
 Assuming distribution of units to Host
  Marriott Corporation for Host Marriott
  common shares issuable for warrants, less
  shares assumed purchased at average
  market price................................        --         --            --           --        0.1          --
 Assuming conversion of Class TS Preferred
  Units.......................................        --         --            --           --         --          --
 Assuming issuance of OP Units issuable
     under certain purchase agreements........        --         --            --           --         --          --
 Assuming conversion of Convertible
  Preferred Securities........................        --         --            --           --         --          --
                                                --------     ------      ---------    --------      -----    --------
Diluted Loss per Unit.........................  $   (139)     292.4      $   (.48)    $    (48)     220.3    $   (.22)
                                                ========      =====      =========    ========      =====    ========

     In September 1999, the Board of Directors of Host Marriott Corporation approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of Host Marriott common stock or a corresponding amount (based on the appropriate conversion ratio) of Host Marriott Convertible Preferred Securities. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at Host

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     Marriott Corporation's discretion. Additionally, under the terms of the partnership agreement, an equivalent number of OP units will also be repurchased on a one-for-one basis from Host Marriott Corporation. Through October 18, 1999, Host Marriott has spent approximately $7.7 million to repurchase 797,000 shares.


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

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

     The Company's segmented revenues and income (loss) from continuing operations before income taxes are as follows (in millions):


                                                         Twelve Weeks Ended September 10, 1999
                                                    -----------------------------------------------
                                                    Hotels     Corporate & Other       Consolidated
                                                    ------     -----------------       ------------
Revenues.......................................    $   201            $   2               $   203
Income (loss) from continuing operations
  before income taxes..........................        (29)             (15)                  (44)

                                                         Twelve Weeks Ended September 11, 1998
                                                    -----------------------------------------------
                                                    Hotels     Corporate & Other       Consolidated
                                                    ------     -----------------       ------------
Revenues.......................................    $   752            $   4               $   756
Income (loss) from continuing operations
    before income taxes........................         38              (30)                    8

                                                       Thirty-six Weeks Ended September 10, 1999
                                                    -----------------------------------------------
                                                    Hotels     Corporate & Other       Consolidated
                                                    ------     -----------------       ------------
Revenues.......................................    $   587            $  11               $   598
Income (loss) from continuing operations
    before income taxes........................       (108)             (47)                 (155)

                                                       Thirty-six Weeks Ended September 11, 1998
                                                    -----------------------------------------------
                                                    Hotels     Corporate & Other       Consolidated
                                                    ------     -----------------       ------------
Revenues.......................................    $ 2,350            $  60               $ 2,410
Income (loss) from continuing operations
    before income taxes........................        191              (30)                  161

     As of September 10, 1999, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents rental revenues in 1999 and hotel revenues in 1998 for each of the geographical areas in which the Company owns hotels (in millions):


                                                     Twelve Weeks Ended              Thirty-six Weeks Ended
                                                 -----------------------------   -----------------------------
                                                 September 10,   September 11,   September 10,   September 11,
                                                      1999            1998           1999            1998
                                                 -------------   -------------   -------------   -------------


                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


United States..................................      $  184          $  713          $  536          $ 2,237
International..................................           4              28              10               78
                                                     ------          -------         ------          -------
    Total......................................      $  188          $  741          $  546          $ 2,315
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

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

          Supplemental Condensed Combined Consolidating Balance Sheets
                                  (in millions)
                               September 10, 1999

                                                           Guarantor    Non-Guarantor
                                                Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------   ------------   ------------   ------------   ------------
Property and equipment, net..................  $  1,224     $ 3,787        $ 2,210       $     --        $ 7,221
Investments in affiliate.....................     1,685          --             --         (1,637)            48
Notes and other receivables..................       840          53             19           (668)           244
Other assets.................................       165         178            215            (37)           521
Cash and cash equivalents....................       119         148             23             --            290
                                                -------     -------        -------       --------        -------
   Total assets..............................   $ 4,033     $ 4,166        $ 2,467       $ (2,342)       $ 8,324
                                                =======     =======        =======       ========        =======

Debt.........................................   $ 1,317     $ 3,014        $ 1,173       $   (354)       $ 5,150
Convertible debt obligations to Host Marriott       567          --             --             --            567
Deferred income taxes........................        57          32              7             --             96
Other liabilities............................       349         585            281           (351)           864
                                                -------     -------        -------       --------        -------
   Total liabilities.........................     2,290       3,631          1,461           (705)         6,677

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Minority interests...........................        13          54             71             --            138
Limited partner interest of third parties
at redemption value..........................       617          --             --             --            617
Owner's capital..............................     1,113         481            935         (1,637)           892
                                                -------     -------        -------       ---------       -------

   Total liabilities and owner's capital.....   $ 4,033     $ 4,166        $ 2,467       $ (2,342)       $ 8,324
                                                =======     =======        =======       ========        =======

                          December 31, 1998

                                                           Guarantor    Non-Guarantor
                                                Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                -------  ------------   -------------  ------------   ------------
Property and equipment, net..................   $ 1,172     $ 3,796        $ 2,233        $    --        $ 7,201
Investments in affiliate.....................     1,475          --             --         (1,442)            33
Notes and other receivables..................       782          52             19           (650)           203
Other assets.................................       259         145            141           (156)           389
Cash and cash equivalents....................       330          91             15             --            436
                                                -------     -------        -------        -------         ------
   Total assets..............................   $ 4,018     $ 4,084        $ 2,408        $(2,248)       $ 8,262
                                                =======     =======        =======        =======        =======

Debt.........................................   $ 1,438     $ 2,837        $ 1,183        $  (327)       $ 5,131
Convertible debt obligation to Host Marriott.       567          --             --             --            567
Deferred income taxes........................        51          39              7             --             97
Other liabilities............................       291         600            252           (479)           664
                                                -------     -------        -------        -------        -------
  Total liabilities..........................     2,347       3,476          1,442           (806)         6,459

Minority interests...........................        15          56             76             --            147
Limited partner interest of third parties
at redemption value..........................       892          --             --             --            892
Owner's capital..............................       764         552            890         (1,442)           764
                                                -------     -------        -------        -------        -------
  Total liabilities and owner's capital......   $ 4,018     $ 4,084        $ 2,408        $(2,248)       $ 8,262
                                                =======     =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                     Twelve Weeks Ended September 10, 1999

                                                           Guarantor    Non-Guarantor
                                                Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------   ------------   ------------   ------------   ------------
REVENUES.....................................   $   71      $   101        $    68        $   (37)       $   203
Depreciation.................................      (13)         (35)           (20)            --            (68)
Property-level expenses......................      (10)         (24)           (28)            --            (62)
Hotel operating expenses.....................       --           --             --             --             --
Minority interest............................       (1)          --             (1)            --             (2)
Interest expense.............................      (17)         (64)           (22)            (5)          (108)
Dividends on convertible preferred securities       --           --             --             --             --
Corporate expenses...........................       (1)          (3)            (2)            --             (6)
Other expenses...............................       --           (1)            --             --             (1)
                                                ------      -------        -------        -------        -------
Income (loss) before extraordinary gain......       29          (26)            (5)           (42)           (44)
Extraordinary item-gain on forgiveness of
debt.........................................       --            1              3             --              4
                                                ------      -------        -------        -------        -------
NET INCOME (LOSS)............................   $   29      $   (25)       $    (2)       $   (42)       $   (40)
                                                ======      =======        =======        =======        =======

                      Twelve Weeks Ended September 11, 1998

                                                           Guarantor    Non-Guarantor
                                                Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------   ------------   ------------   ------------   ------------
REVENUES.....................................   $   22      $   309        $   428      $      (3)       $   756
Depreciation.................................      (11)         (26)           (16)            --            (53)
Property-level expenses......................       (2)         (28)           (37)            --            (67)
Hotel operating expenses.....................       (8)        (210)          (292)            --           (510)
Minority interest............................       (1)          (2)            (3)            --             (6)
Interest expense.............................      (21)         (47)           (17)             6            (79)
Dividends on convertible preferred securities       (9)          --             --             --             (9)
Corporate expenses...........................       (6)          (4)            (2)             -            (12)
REIT Conversion expenses.....................       (8)          --             --             --             (8)
Other expenses...............................       (3)          --             (1)            --             (4)
                                                ------      -------        -------        -------        -------
Income from continuing operations before
taxes........................................      (47)          (8)            60              3              8
Provision for income taxes...................       18            2            (26)            --             (6)
                                                ------      -------        -------        -------        -------
Income from continuing operations............      (29)          (6)            34              3              2
Income from discontinued operations..........        2           --             --             --              2
                                                ------      -------        -------        -------        -------
INCOME BEFORE EXTRAORDINARY
   ITEM......................................   $  (27)     $    (6)       $    34        $     3        $     4
                                                ======      =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                   Thirty-six Weeks Ended September 10, 1999

                                                           Guarantor    Non-Guarantor
                                                Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------   ------------   ------------   ------------   ------------
REVENUES.....................................   $   278     $   332        $   199        $  (211)       $   598
Depreciation.................................       (41)       (105)           (55)            --           (201)
Property-level expenses......................       (31)        (69)           (82)            --           (182)
Hotel operating expenses.....................        --          --             --             --             --
Minority interest............................        (5)         (6)            (2)            --            (13)
Interest expense.............................      (108)       (168)           (68)            19           (325)
Dividends on convertible preferred securities        --          --             --             --             --
Corporate expenses...........................        (4)        (11)            (7)            --            (22)
Other expenses...............................        (6)         (3)            (1)            --            (10)
                                                -------     -------        -------        -------        -------
Income (loss) before extraordinary gain......        83         (30)           (16)          (192)          (155)
Extraordinary item-gain on forgiveness of            --           1             16             --             17
                                                -------     -------        -------        -------        -------
debt.........................................
NET INCOME (LOSS)............................   $    83     $   (29)       $    --        $  (192)       $  (138)
                                                =======     =======        =======        =======        =======

                    Thirty-six Weeks Ended September 11, 1998

                                                             Guarantor    Non-Guarantor
                                                  Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  ------   ------------   ------------   ------------   ------------
REVENUES.......................................   $  683      $ 1,160        $   678        $  (111)       $ 2,410

Depreciation...................................      (50)         (83)           (33)            --           (166)
Property-level expenses........................      (43)         (91)           (55)            --           (189)
Hotel operating expenses.......................     (352)        (740)          (448)            --         (1,540)
Minority interest..............................      (23)          (8)            (5)            --            (36)
Interest expense...............................      (58)        (141)           (54)            22           (231)
Dividends on convertible preferred securities..      (26)          --             --             --            (26)
Corporate expenses.............................      (11)         (15)            (7)            --            (33)
REIT Conversion expenses.......................      (14)          --             --             --            (14)
Other expenses.................................      (12)          (1)            (1)            --            (14)
                                                 -------      -------        -------        -------        --------
Income from continuing operations before
  taxes........................................       94           81             75            (89)           161
Provision for income taxes.....................       (2)         (35)           (32)            --            (69)
                                                  ------      -------        -------        -------        -------
Income from continuing operations..............       92           46             43            (89)            92
Income from discontinued operations............        8           --             --             --              8
                                                 -------      -------        -------        -------        -------
INCOME BEFORE EXTRAORDINARY
   ITEM........................................   $  100      $    46        $    43        $   (89)       $   100
                                                  ======      =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Cash Flows
                                 (in millions)

                   Thirty-six Weeks Ended September 10, 1999

                                                                        Guarantor     Non-Guarantor
                                                            Parent    Subsidiaries    Subsidiaries   Consolidated
                                                            ------    ------------    -------------  ------------
OPERATING ACTIVITIES
Cash (used in) from operations..........................   $     17      $     147       $    92        $    256
                                                           --------      ---------       -------        --------
INVESTING ACTIVITIES
Cash received from sales of assets......................          1             48            --              49
Capital expenditures....................................        (58)          (172)          (31)           (261)
Acquisitions............................................         --            (12)           (5)            (17)
Other...................................................        (47)            --            --             (47)
                                                           --------      ---------       -------        --------

Cash used in investing activities ......................       (104)          (136)          (36)           (276)
                                                           --------      ---------       -------        --------
FINANCING ACTIVITIES
Repayment of debt.......................................       (111)          (333)         (857)         (1,301)
Issuances of debt.......................................        290             35           957           1,282
Distributions...........................................       (195)            --            --            (195)
Issuances of common units...............................          2             --            --               2
Issuances of Class A Preferred Units....................        100             --            --             100
Cost of extinguishment of debt..........................         --             --            (2)             (2)
Transfers to/from Parent................................       (198)           344          (146)             --
Other...................................................        (12)            --            --             (12)
                                                           --------      ---------       -------        --------

Cash (used in) from financing activities................       (124)            46           (48)           (126)
                                                           --------      ---------       -------        --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..........................................   $   (211)     $      57       $     8        $   (146)
                                                           ========      =========       =======        ========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                   Thirty-six Weeks Ended September 11, 1998

                                                                                          Non-
                                                                        Guarantor      Guarantor
                                                            Parent    Subsidiaries    Subsidiaries    Consolidated
                                                          ---------  --------------  --------------- --------------
OPERATING ACTIVITIES
Cash from continuing operations.........................   $     (2)     $   149         $   107        $   254
Cash from discontinued operations.......................         24           --              --             24
                                                           --------      -------         -------        -------
Cash from operations....................................         22          149             107            278
                                                           --------      -------         -------        -------

INVESTING ACTIVITIES
Cash received from sales of assets......................        211           --              --            211
Capital expenditures....................................        (38)         (96)            (25)          (159)
Acquisitions............................................       (470)         (22)           (115)          (607)
Sales of short-term marketable securities, net..........        317           --              --            317
Other...................................................          5           --              --              5
                                                           --------      -------         -------        -------
Cash from (used in) investing activities from
   continuing operations................................         25         (118)           (140)          (233)
Cash used in investing activities from discontinued
   Operations...........................................        (10)          --              --            (10)
                                                           --------      -------         -------        -------
Cash from (used in) investing activities ...............         15         (118)           (140)          (243)
                                                           --------      -------         -------        -------

FINANCING ACTIVITIES
Repayment of debt.......................................     (1,596)         (56)            (18)        (1,670)
Issuances of debt.......................................      1,998            5               1          2,004
Costs of extinguishment of debt.........................       (175)          --              --           (175)
Transfers to/from Parent................................        (64)           5              59             --
Other...................................................        (14)          --              --            (14)
                                                           --------      -------         -------        -------
Cash from (used in) financing activities from
   continuing operations................................        149          (46)             42            145
Cash used in financing activities from discontinued
   operations...........................................       (152)          --              --           (152)
                                                           --------      -------         -------        -------
Cash (used in) from financing activities................         (3)         (46)             42             (7)
                                                           --------      -------         -------        -------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS.............................................   $     34      $   (15)        $     9        $    28
                                                           ========      =======         =======        =======

15.  Contingencies

     Courtyard by Marriott II Limited Partnership (CBM II)
     -----------------------------------------------------

     A group of partners in CBM II filed a lawsuit, Whitey Ford, et al. v. Host Marriott Corporation, et al., Case No. 96-CI-08327, on June 7, 1996, in the 285th Judicial District Court of Bexar County, Texas against the Company and others alleging breach of fiduciary duty, breach of contract, fraud, negligent misrepresentation, tortious interference, violation of the Texas Free Enterprise and Antitrust Act of 1983 and conspiracy in connection with the formation, operation and management of CBM II and its hotels. The plaintiffs are seeking unspecified damages. On January 29, 1998, two other limited partners, A.R. Milkes and D.R. Burklew, filed a petition in intervention seeking to convert the lawsuit into a class action. The defendants have filed an answer, the class has been certified, class counsel has been appointed, and discovery is underway. On March 11, 1999, Palm Investors, L.L.C., the assignee of a number of limited partnership units acquired through various tender offers, filed a plea in intervention to bring additional claims relating to the 1993 split of Marriott Corporation and to the 1995 refinancing of CBM II's indebtedness. The original plaintiffs subsequently filed a second amended complaint on March 19, 1999

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     and in a third amended complaint, filed May 24, 1999, asserted as derivative claims, some of the claims previously asserted as individual claims. On March 25, 1999, Equity Resource, an assignee, through various of its funds, of a number of limited partnership units, also filed a plea in intervention similar to that which was filed by Palm Investors. A trial date of January 3, 2000 has been set.

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

     We are from time to time the subject of, or involved in, judicial proceedings, including those lawsuits discussed above and also other lawsuits involving other syndicated partnerships which could, if adversely decided, result in losses to our Company. We believe that the lawsuits described above are without merit, and we intend to vigorously defend against the claims being made against us. we cannot assure you as to the outcome of these lawsuits, and we are uncertain as to any potential loss to the Company.

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

     Expenses. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays certain direct property-level costs including management fees and we receive a rent payment, which is generally calculated as a percentage of revenue, subject to a minimum level, net of certain property-level owner costs. All of these costs were our expenses in 1998. Property-level owner costs which are comparable, including depreciation, property taxes, insurance, ground and equipment rent increased 8% to $130 million for the third quarter 1999 versus third quarter 1998 and increased $28 million or 8% to $383 million year-to-date, primarily reflecting the depreciation from 36 properties acquired during 1998.


     Minority Interest. Minority interest expense decreased $4 million to $2 million for the third quarter of 1999 and decreased $23 million to $13 million year-to-date, primarily reflecting the impact of the consolidation of partnerships which occurred as part of the REIT conversion.


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


     Net Loss. Our net loss decreased to $40 million for the third quarter of 1999 from $144 million for the third quarter of 1998 and increased to $138 million for year-to-date 1999 compared to $48 million for 1998.


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

     FFO increased $36 million, or 47%, to $112 million in the third quarter of 1999 over the third quarter of 1998. For periods prior to 1999, the FFO disclosed represents comparative FFO (FFO plus deferred tax expense). The following is a reconciliation of income from continuing operations to FFO (in millions):


                                                        Twelve weeks Ended          Thirty-six weeks Ended
                                                   ------------------------------  -----------------------------
                                                    September 10,   September 11,  September 10,   September, 11
                                                       1999            1998            1999           1998
                                                   --------------   -------------  -------------   -------------

Funds from Operations
Income (loss) from continuing operations.....       $    (44)        $      2       $   (155)       $     92
Effect of SAB 101............................             86               --            339              --
Depreciation and amortization................             68               54            203             168
Other real estate activities.................             --               (1)           (16)            (53)
Partnership adjustments......................              2               (2)            10              (9)
REIT conversion expenses.....................             --                8             --              14
Deferred taxes...............................             --                7             --              46
                                                    --------         --------       --------        --------
Funds from continuing operations.............            112               68            381             258
Discontinued operations......................             --                8             --              24
                                                    --------         --------       --------        --------
Funds from operations before distribution on
  Class A Preferred Units....................            112               76            381             282
Distributions on Class A Preferred Units.....             (1)              --             (1)             --
                                                    --------         --------       --------        --------
Funds from operations available to common ...
  OP unitholders.............................       $    111         $     76       $    380        $    282
                                                    ========         ========       ========        ========

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

     The following is a reconciliation of EBITDA to income from continuing operations (in millions):

                                                            Twelve Weeks Ended         Thirty-six Weeks Ended
                                                        ----------------------------  -----------------------------
                                                        September 10,  September 11,  September 10,  September 11,
                                                            1999          1998           1999             1998
                                                        ------------  --------------  -----------------------------
EBITDA................................................     $   212       $   156        $   694          $   568
Effect of SAB 101.....................................         (86)           --           (339)              --
Interest expense......................................        (108)          (79)          (325)            (231)
Dividends on Convertible Preferred Securities.........          --            (9)            --              (26)
Depreciation and amortization.........................         (68)          (54)          (203)            (168)
Minority interest expense.............................          (2)           (6)           (13)             (36)
Income taxes..........................................          --            (6)            --              (69)
REIT Conversion expense...............................          --            (8)            --              (14)
Other non-cash charges, net...........................           8             8             31               68
                                                           -------       -------        -------          -------
  Income (loss) from continuing operations............     $   (44)      $     2        $  (155)         $    92
                                                           =======       =======        =======          =======

     Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.2 times and 2.4 times year to date for 1999 and 1998, respectively, and 2.7 times for full year 1998. The deficiency of earnings to fixed charges was $140 million through the third quarter of 1999 and the ratio of earnings to fixed charges was 1.7 to 1 through the third quarter of 1998.


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

      The $300 million of 83/8% series D senior notes were issued in February 1999 and were used to refinance, or purchase, debt which had been assumed through the merger of certain partnerships or the purchase of hotel properties in connection with the REIT conversion in December 1998. In August 1999, the Series D Senior notes were exchanged on a one-for-one basis for Series E Senior notes, which are freely transferable by the holders.

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

     Also in June 1999, we refinanced the debt on the San Diego Marriott Marina & Hotel. The mortgage is for $195 million for a term of 10 years at a rate of 8.45%. In addition, we completed a 210-room extension of the Philadelphia Marriott in April 1999 at a cost of approximately $37 million. We established a mortgage on the extension of the Philadelphia Marriott in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009.

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


     Distributions reflect the $73 million in payments for a special distribution declared in December 1998 as well as the $0.42 distribution per common unit paid as of September 11, 1999. In addition, on September 23, 1999, the Board of Directors declared a regular cash distribution of $0.21 per unit. The

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     third quarter distribution was paid on October 15, 1999 to unit holders of record on September 30, 1999. Total distributions year-to-date are $0.63 per common unit.


     In August 1999, Host Marriott sold 4.16 million shares of 10% Class A Preferred Shares with a $0.01 par value and we issued an equivalent security, the Class A Preferred Units to Host Marriott Corporation. Holders of the shares are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears commencing October 15, 1999. A corresponding distribution on the Class A Preferred Units is also payable quarterly in arrears commencing October 15, 1999. After August 3, 2004 Host Marriott Corporation has the option to redeem the Class A Preferred Shares for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A Preferred Units rank senior to the common units and the Class TS Preferred Units. The Class A Preferred shareholders generally have no voting rights.

     Cumulative cash distributions on the Class A Preferred Units have been accrued from the date of issuance, August 3, 1999, through the balance sheet date. The Company declared a pro rata distribution of $0.50 per unit on September 23, 1999, which was paid on October 15, 1999.

     In September 1999, the Board of Directors of Host Marriott Corporation approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of Host Marriott common stock or a corresponding amount (based on the appropriate conversion ratio) of Host Marriott Convertible Preferred Securities. Based on current market conditions, we believe that the stock repurchase program reflects the best return on investment for our shareholders. However, we will continue to look at strategic acquisitions as well as evaluate our stock repurchase program based on changes in market conditions and our stock price. The repurchases will be financed in part through cash from operations and the net proceeds from sales of assets, prior to their reinvestment in real estate activities, such as the fourth quarter sale of the Grand Hotel Resort and Golf Club or the recently announced contract to sell our interest in the Ritz-Carlton Boston. This is consistent with our strategy of improving the overall portfolio by selling assets that may be in suburban locations, require significant capital improvements or do not fit our long-term strategy. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at our discretion. Additionally, under the terms of the partnership agreement, an equivalent number of OP units will also be repurchased on a one-for-one basis from Host Marriott Corporation. Subsequent to quarter end, we have spent approximately $7.7 million to repurchase 797,000 units.

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

     Third-Party Systems. We rely upon operational and financial systems provided by third parties, primarily the managers and operators of our hotel properties, to provide the appropriate property-specific operating systems, including reservation, phone, elevator, security, HVAC and other systems, and to provide us with financial information. Based on discussion with the third parties that are critical to our business, including the managers and operators of our hotels, we believe that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. We continue to receive verbal and written assurances that these third parties are, or will be, Year 2000 compliant on time. To the extent these changes impact property-level systems, we may be required to fund capital expenditures for upgraded equipment and software. We do not expect these charges to be material, but we are committed to making these investments as required. To the extent that these changes relate to a third party manager's centralized systems, including reservations, accounting, purchasing, inventory, personnel and other systems, management agreements generally provide for these costs to be charged to our properties subject to annual limitations, which costs will be borne by Crestline under the leases. We expect that the third party managers will incur Year 2000 costs in lieu of costs for their centralized systems related to system projects that otherwise would have been pursued and other centralized costs and, therefore, the overall level of centralized systems charges allocated to the properties will not materially increase as a result of the Year 2000 compliance effort. We believe that this deferral of certain system projects will not have a material impact on our future results of operations, although it may delay certain productivity enhancements at our properties. We and Crestline will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-

                               HOST MARRIOTT, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

compliance issues. We believe that, in the event of material Year 2000 non-compliance, we will have the right to seek recourse against the manager under our third party management agreements. The management agreements, however, generally do not specifically address the Year 2000 compliance issue. Therefore, the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time, and only a portion of such recovery would accrue to us through increased lease rental payments from Crestline.

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


                                               HOST MARRIOTT, L.P.

                                               BY: HOST MARRIOTT CORPORATION
                                               Its General Partner



February 16, 2000                              /s/ Donald D. Olinger
-------------------------                      ---------------------
Date                                           Donald D. Olinger
                                               Senior Vice President and
                                               Corporate Controller
                                               (Chief Accounting Officer)