Form 10-Q
period 2000-03-24
HOST MARRIOTT L P
filed 2000-05-08
CIK 1061937

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




For the Quarter Ended March 24, 2000                Commission File No. 0-25087


                              HOST MARRIOTT, L.P.
                              10400 Fernwood Road
                           Bethesda, Maryland 20817
                                (301) 380-9000



        Delaware                                              52-2095412
--------------------------                               ---------------------
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

                                                          Yes   X     No
                                                              -----      ____

                                                            Units outstanding
        Class                                                  at May 1, 2000
---------------------                                          --------------
Units of limited partnership interest                             283,564,759

================================================================================

                                     INDEX
                                     -----

Part I.           FINANCIAL INFORMATION (Unaudited):                                    Page No.
------                                                                                  -------
                  Condensed Consolidated Balance Sheets-
                    March 24, 2000 and December 31, 1999                                   3

                  Condensed Consolidated Statements of Operations-
                    Twelve Weeks Ended March 24, 2000 and March 26, 1999                   4

                  Condensed Consolidated Statements of Cash Flows-
                    Twelve Weeks Ended March 24, 2000 and March 26, 1999                   5

                  Notes to Condensed Consolidated Financial Statements                     6

                  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                                    17

                  Quantitative and Qualitative Disclosures about Market Risk              21

PART II.          OTHER INFORMATION AND SIGNATURE                                         22

                              HOST MARRIOTT, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                                          March 24,      December 31,
                                                                                             2000           1999
                                                                                          ---------      -----------
                                                                                         (unaudited)
                                            ASSETS
                                            ------

Property and equipment, net.............................................................  $   7,120       $   7,108
Notes and other receivables (including amounts due from
    affiliates of $128 million and $127 million, respectively)..........................        176             175
Rent receivable.........................................................................         84              72
Investments in affiliates...............................................................         49              49
Other assets............................................................................        525             515
Cash and cash equivalents...............................................................        126             277
                                                                                          ---------       ---------
                                                                                          $   8,080       $   8,196
                                                                                          =========       =========


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------

Debt
    Senior notes........................................................................  $   2,539       $   2,539
    Mortgage debt.......................................................................      2,304           2,309
    Convertible debt obligation to Host Marriott........................................        492             514
    Other...............................................................................        221             221
                                                                                          ---------       ---------
                                                                                              5,556           5,583
Accounts payable and accrued expenses...................................................        144             148
Deferred income taxes...................................................................         49              49
Deferred rent...........................................................................        123              --
Other liabilities.......................................................................        397             426
                                                                                          ---------       ---------
     Total liabilities..................................................................      6,269           6,206
                                                                                          ---------       ---------

Minority interest.......................................................................        137             136
Cumulative redeemable preferred limited partnership interests of third parties at
    redemption value ("Preferred OP Units") (representing 0.6 million units)............          5               5
Limited partnership interests of third parties at redemption value
    (representing 63.6 million units and 64.0 million units at March 24, 2000
    and December 31, 1999, respectively)................................................        565             528

Partners' Capital
    General partner.....................................................................          1               1
    Cumulative redeemable preferred limited partner.....................................        196             196
    Limited partner.....................................................................        904           1,120
    Accumulated other comprehensive income..............................................          3               4
                                                                                          ---------       ---------
      Total partners' capital...........................................................      1,104           1,321
                                                                                          ---------       ---------
                                                                                          $   8,080       $   8,196
                                                                                          =========       =========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twelve weeks ended March 24, 2000 and March 26, 1999
                (unaudited, in millions, except per unit amounts)

                                                                                            2000           1999
                                                                                         ---------      ----------
REVENUES
    Rental income....................................................................... $     173      $     171
    Interest income.....................................................................         9              8
    Net gains on property transactions..................................................         1             12
    Equity in earnings of affiliates....................................................        --              1
    Other...............................................................................         2             --
                                                                                         ---------      ---------
      Total revenues....................................................................       185            192
                                                                                         ---------      ---------

EXPENSES
    Depreciation and amortization.......................................................        74             68
    Property-level owner expenses.......................................................        59             58
    Minority interest...................................................................         5              4
    Interest expense....................................................................       104            108
    Corporate expenses..................................................................        10              7
    Other expenses......................................................................         6              2
                                                                                         ---------      ---------
      Total expenses....................................................................       258            247
                                                                                         ---------      ---------

LOSS FROM OPERATIONS BEFORE INCOME TAXES................................................       (73)           (55)
Provision for income taxes..............................................................        (1)            (1)
                                                                                         ---------      ---------

LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEM..........................................       (74)           (56)
Extraordinary gain, net of income tax expense of $1 million.............................         5             --
                                                                                         ---------      ---------

NET LOSS................................................................................ $     (69)     $     (56)
                                                                                         =========      =========

Less:  Distributions on preferred limited partner units to Host Marriott................        (5)            --
                                                                                         ---------      ---------

NET LOSS AVAILABLE TO COMMON UNITHOLDERS................................................ $     (74)     $     (56)
                                                                                         =========      =========

BASIC LOSS PER UNIT:
Loss before extraordinary item.......................................................... $   (0.28)     $   (0.19)
Extraordinary gain (net of income taxes)................................................      0.02             --
                                                                                         ---------      ---------

BASIC LOSS PER UNIT..................................................................... $   (0.26)     $   (0.19)
                                                                                         =========      =========

DILUTED LOSS PER UNIT:
Loss before extraordinary item.......................................................... $   (0.28)     $   (0.19)
Extraordinary gain (net of income taxes)................................................      0.02             --
                                                                                         ---------      ---------

DILUTED LOSS PER UNIT................................................................... $   (0.26)     $   (0.19)
                                                                                         =========      =========

                See Notes to Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twelve weeks ended March 24, 2000 and March 26, 1999
                           (unaudited, in millions)

                                                                                            2000           1999
                                                                                         ----------     ----------
OPERATING ACTIVITIES
Loss from operations before extraordinary item.......................................... $     (74)     $     (56)
Adjustments to reconcile to cash from operations:
    Depreciation and amortization.......................................................        74             68
    Income taxes........................................................................       (21)            (4)
    Deferred contingent rental income...................................................       123            115
    Net gains on property transactions..................................................        (1)           (12)
    Equity in earnings of affiliates....................................................        --             (1)
    Changes in operating accounts.......................................................       (26)          (123)
    Other...............................................................................         7             17
                                                                                         ---------      ---------
       Cash from operations.............................................................        82              4
                                                                                         ---------      ---------

INVESTING ACTIVITIES
Proceeds from sales of assets...........................................................        --             36
Acquisitions............................................................................        --             (4)
Capital expenditures:
    Capital expenditures for renewals and replacements..................................       (54)           (50)
    New investment capital expenditures.................................................       (34)           (20)
    Other investments...................................................................       (11)            (6)
Note receivable collections, net........................................................        --              2
                                                                                         ---------      ---------
       Cash used in investing activities................................................       (99)           (42)
                                                                                         ---------      ---------

FINANCING ACTIVITIES
Issuances of debt, net..................................................................        83            299
Scheduled principal repayments..........................................................        (9)           (12)
Debt prepayments........................................................................       (80)          (323)
Issuances of common units...............................................................         1             --
Distributions...........................................................................       (65)           (69)
Redemption or repurchase of OP Units for cash...........................................       (47)            (4)
Repurchases of Convertible Preferred Securities.........................................       (15)            --
Other...................................................................................        (2)            (5)
                                                                                         ---------      ---------
       Cash used in financing activities................................................      (134)          (114)
                                                                                         ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS................................................... $    (151)     $    (152)
                                                                                         =========      =========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.    Organization

      Host Marriott Corporation ("Host REIT"), a Maryland corporation formerly named HMC Merger Corporation, operating through an umbrella partnership structure, is a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted solely through an operating partnership, Host Marriott, L.P. (the "Operating Partnership" or "Host LP") and its subsidiaries. As REITs are not currently permitted to derive revenues directly from the operations of hotels, Host REIT leases all of the hotels to subsidiaries of Crestline Capital Corporation ("Crestline") or other lessees (collectively the "Lessee").

      In these condensed consolidated financial statements, the "Company" or "Host Marriott" refers to Host Marriott Corporation before, and Host Marriott, L.P., after Host Marriott Corporation's conversion to a REIT (the "REIT Conversion"). Host Marriott Corporation is presented as the predecessor to the Operating Partnership since the Operating Partnership and its subsidiaries received substantially all of the continuing operations, assets and liabilities of Host Marriott Corporation and its subsidiaries.

      On December 15, 1998, shareholders of Host Marriott Corporation approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. Host Marriott merged into HMC Merger Corporation (the "Merger"), a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999, as a REIT and is the sole general partner of the Operating Partnership. On December 29, 1998, Host Marriott completed the previously announced spin-off of Crestline through a taxable stock dividend to its shareholders. Each Host Marriott shareholder of record on December 28, 1998 received one share of Crestline for every ten shares of Host Marriott Corporation owned. In connection with the REIT Conversion, Host Marriott contributed its hotels and substantially all of its other assets and liabilities to the Operating Partnership and subsidiaries (the "Contribution") in exchange for units of partnership interest in the Operating Partnership. The Contribution was accounted for at Host Marriott's historical basis. As of March 24, 2000, Host REIT owned approximately 77% of the Operating Partnership.

2.    Summary of Significant Accounting Policies

      The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as March 24, 2000 and December 31, 1999, and the results of operations and cash flows for the twelve weeks ended March 24, 2000 and March 26, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      Certain reclassifications were made to the prior year financial statements to conform to the new presentation.

      The Company's leases have remaining terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. Effective November 15, 1999, the leases with Crestline were amended to give Crestline the right to renew each of these leases for up to four additional terms of seven years each at a fair rental value. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel sales varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

      The Company recognizes percentage rent when all contingencies have been met, that is, when annual thresholds for percentage rent have been met or exceeded. Percentage rent received pursuant to the leases but not recognized is included on the balance sheet as deferred rent. Contingent rental revenue of $123 million and $115 million, respectively, for the twelve weeks ended March 24, 2000 and March 26, 1999 have been deferred.

3.    Earnings Per Unit

      Basic earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding. Diluted earnings per unit is computed by dividing net income available to common unitholders as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Marriott Corporation for Host Marriott Corporation common shares granted under comprehensive stock plans and the Convertible Preferred Securities. Dilutive securities may also include those common and preferred Operating Partnership Units ("OP Units") issuable or outstanding that are held by minority partners which are assumed to be converted. No effect is shown for securities if they are anti-dilutive.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                               Twelve weeks ended
                                                     -----------------------------------------------------------------------
                                                               March 24, 2000                       March 26, 1999
                                                     ---------------------------------   -----------------------------------
                                                       Income       Units     Per Unit     Income       Units      Per Unit
                                                     (Numerator) (Denominator) Amount     (Numerator) (Denominator)  Amount
      Net Loss.....................................  $    (69)     285.2      $  (.24)    $    (56)     291.5     $    (.19)
       Distributions on preferred limited partner
        units and preferred OP Units...............        (5)        --         (.02)          --         --            --
                                                     --------      -----      -------     --------     ------     ---------
      Basic loss available to common
       uniholders per unit.........................       (74)     285.2         (.26)         (56)     291.5          (.19)
       Assuming distribution of units to Host
        Marriott Corporation for host Marriott
        Corporation common shares granted under
        the Host Marriott comprehensive stock
        plan, less shares assumed purchased at
        average market price.......................        --         --            --          --         --            --
       Assuming conversion of Preferred OP
        Units......................................        --         --            --          --         --            --
       Assuming issuance of minority OP Units
        issuable under certain purchase
        agreements.................................        --         --            --          --         --            --
       Assuming conversion of Convertible
        Preferred Securities.......................        --         --            --          --         --            --
                                                     --------      -----      --------    --------     ------     ---------
      Diluted Loss per Unit........................  $    (74)     285.2      $   (.26)   $    (56)     291.5     $    (.19)
                                                     ========     ======      ========    ========      =====     =========

4.    Stock Repurchases

      In September 1999, the Board of Directors of Host Marriott Corporation approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of Host REIT common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of Host REIT's Convertible Preferred Securities. Additionally, under the terms of the partnership agreement, an equivalent number of OP units will also be repurchased on a one-for-one basis from Host Marriott Corporation. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at Host Marriott Corporation's discretion. During the twelve weeks ended March 24, 2000, Host Marriott repurchased approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of the Convertible Preferred Securities for a total investment of $62 million. Since inception of the program through May 1, 2000, Host Marriott has spent, in the aggregate, approximately $150 million to repurchase 16.2 million equivalent shares.

5.    Dividends and Distributions Payable

      On March 23, 2000, the Board of Directors of Host Marriott declared a cash dividend of $0.21 per share of Host Marriott Corporation common stock and a corresponding distribution of $0.21 per common OP Unit. The first quarter dividend and distribution were paid on April 14, 2000 to shareholders and unitholders of record on March 31, 2000.

      On March 23, 2000, Host Marriott declared a quarterly distribution of $0.625 per preferred limited partner unit, which was paid on April 14, 2000 to unitholders of record on March 31, 2000.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

6.    Development

      In February 2000, construction of the 717-room Tampa Waterside Marriott adjacent to the convention center in downtown Tampa, Florida was completed at a total development cost of approximately $104 million, not including a $16 million tax subsidy provided by the City of Tampa.

7.    Debt Issuances and Refinancing

      In February 2000, the Company refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

8.    Geographic Information

      As of March 24, 2000, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical areas in which the Company owns hotels (in millions):


                                                                                         Twelve Weeks Ended
                                                                                    -------------------------------
                                                                                    March 24, 2000   March 26, 1999
                                                                                    ---------------  --------------
      United States...........................................................         $  182            $  189
      International...........................................................              3                 3
                                                                                       ------            ------
          Total...............................................................         $  185            $  192
                                                                                       ======            ======

9.    Other Comprehensive Income

      The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve weeks ended March 24, 2000 and March 26, 1999, the comprehensive loss totaled $70 million and $57 million, respectively. As of March 24, 2000 and December 31, 1999, the Company's accumulated other comprehensive income was $3 million and $4 million, respectively.

10.   Summarized Lease Pool Financial Statements

      As discussed in Note 1, as of March 24, 2000, almost all the properties of the Company and its subsidiaries were leased to Crestline. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations and summarized balance sheet data of the lease pools in which the Company's hotels are organized are as follows (in millions):

                                                                   Twelve Weeks Ended March 24, 2000
                                                                   ---------------------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Hotel Sales
           Rooms.....................................     $ 129      $ 143       $ 125      $ 133        $ 530
           Food and beverage.........................        59         66          60         75          260
           Other.....................................        14         13          19         19           65
                                                          -----      -----       -----      -----        -----
                Total hotel sales....................       202        222         204        227          855
      Operating Costs and Expenses
           Rooms.....................................        31         37          28         29          125
           Food and beverage.........................        44         50          44         51          189
           Other.....................................        52         51          50         52          205
           Management fees...........................         9         15          10         18           52
           Lease expense.............................        62         66          69         75          272
                                                          -----      -----       -----      -----        -----
                Total operating expenses.............       198        219         201        225          843
                                                          -----      -----       -----      -----        -----
      Operating Profit...............................         4          3           3          2           12
      Corporate and Interest Expenses................        (1)        (1)         --         --           (2)
                                                          -----      -----       -----      -----        -----
           Income before taxes.......................         3          2           3          2           10
           Income taxes..............................        (1)        (1)         (1)        (1)          (4)
                                                          -----      -----       -----      -----        -----
                Net Income...........................     $   2      $   1       $   2      $   1        $   6
                                                          =====      =====       =====      =====        =====

                                                                   Twelve Weeks Ended March 26, 1999
                                                                   ---------------------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Hotel Sales
           Rooms.....................................     $ 129      $ 137       $ 127      $ 128        $ 521
           Food and beverage.........................        59         61          61         72          253
           Other.....................................        14         13          19         15           61
                                                          -----      -----       -----      -----        -----
                Total hotel sales....................       202        211         207        215          835
      Operating Costs and Expenses
           Rooms.....................................        31         32          29         27          119
           Food and beverage.........................        46         47          44         48          185
           Other.....................................        53         52          50         48          203
           Management fees...........................         9         14          11         16           50
           Lease expense.............................        61         64          70         74          269
                                                          -----      -----       -----      -----        -----
                Total operating expenses.............       200        209         204        213          826
                                                          -----      -----       -----      -----        -----
      Operating Profit...............................         2          2           3          2            9
      Corporate and Interest Expenses................        (1)        --          (1)        (1)          (3)
                                                          -----      -----       -----      -----        -----
           Income before taxes.......................         1          2           2          1            6
           Income taxes..............................        --         (1)         (1)        (1)          (3)
                                                          -----      -----       -----      -----        -----
                Net Income...........................     $   1      $   1       $   1      $  --        $   3
                                                          =====      =====       =====      =====        =====

                                                                          As of March 24, 2000
                                                                          --------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Assets.........................................     $  46      $  32       $  46      $  42        $ 166
      Liabilities....................................        41         30          43         41          155
      Equity.........................................         5          2           3          1           11

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                                                                        As of December 31, 1999
                                                                        -----------------------
                                                         Pool 1     Pool 2      Pool 3     Pool 4      Combined
                                                         ------     ------      ------     ------      --------
      Assets.........................................     $  39      $  37       $  41      $  38        $ 155
      Liabilities....................................        36         36          40         38          150
      Equity.........................................         3          1           1         --            5

11.   Supplemental Guarantor and Non-Guarantor Subsidiary Information

      All subsidiaries of the operating partnership guarantee the Company's senior notes except those among the twenty full service hotels listed below and HMH HPT Residence Inn, LLC and HMH HPT Courtyard, LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company. The non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries") own the following full-service hotels: the Albany Marriott; Atlanta Marriott Marquis; Grand Hyatt, Atlanta; Marriott's Harbor Beach Resort; Hartford Marriott; Hyatt Regency, Cambridge; Hyatt Regency, Reston; Manhattan Beach Marriott; Minneapolis Southwest Marriott; New York Marriott Marquis; Ontario Airport Marriott; Pittsburgh City Center Marriott; The Ritz-Carlton, Amelia Island; San Diego Marriott Hotel and Marina; San Diego Mission Valley; Swissotel, Atlanta; Swissotel, Boston; Swissotel, Chicago; The Drake (Swissotel) New York; and the Oklahoma City Waterford Marriott.

      The following condensed combined consolidating information sets forth the financial position as of March 24, 2000 and December 31, 1999 and results of operations and cash flows for the twelve weeks ended March 24, 2000 and March 26, 1999 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


         Supplemental Condensed Combined Consolidating Balance Sheets
                                 (in millions)

                                March 24, 2000

                                                                    Guarantor    Non-Guarantor
                                                         Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                        --------  ------------   ------------   ------------   ------------
      Property and equipment, net.....................  $  1,323    $  3,573       $  2,224       $     --       $  7,120
      Notes and other receivables.....................       678          51             23           (576)           176
      Rent receivable.................................        14          38             32             --             84
      Investments in affiliate........................     1,485          --             --         (1,436)            49
      Other assets....................................       143         212            195            (25)           525
      Cash and cash equivalents.......................        48          56             22             --            126
                                                        --------    --------       --------       --------       --------
         Total assets.................................  $  3,691    $  3,930       $  2,496       $ (2,037)      $  8,080
                                                        ========    ========       ========       ========       ========

      Debt............................................  $  1,188    $  3,049       $  1,166       $   (339)      $  5,064
      Convertible debt obligation to Host Marriott....       492          --             --             --            492
      Deferred income taxes...........................        17          32             --             --             49
      Deferred rent...................................        28          68             27             --            123
      Other liabilities...............................       290         331            182           (262)           541
                                                        --------    --------       --------       --------       --------
         Total liabilities............................     2,015       3,480          1,375           (601)         6,269

      Minority interests..............................         9          56             72             --            137
      Limited partner interest of third parties
        at redemption value...........................       570          --             --             --            570
      Owner's capital.................................     1,097         394          1,049         (1,436)         1,104
                                                        --------    --------       --------       --------       --------
         Total liabilities and owner's capital........  $  3,691    $  3,930       $  2,496       $ (2,037)      $  8,080
                                                        ========    ========       ========       ========       ========

                                December 31, 1999

                                                                    Guarantor    Non-Guarantor
                                                         Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                        --------  ------------   ------------   ------------   ------------
      Property and equipment, net.....................  $  1,227    $  3,642       $  2,239       $     --       $  7,108
      Notes and other receivables.....................       685          51             24           (585)           175
      Rent receivable.................................        11          23             38             --             72
      Investments in affiliate........................     1,593          --             --         (1,544)            49
      Other assets....................................       175         214            175            (49)           515
      Cash and cash equivalents ......................       199          58             20             --            277
                                                        --------    --------       --------       --------       --------
         Total assets.................................  $  3,890    $  3,988       $  2,496       $ (2,178)      $  8,196
                                                        ========    ========       ========       ========       ========

      Debt............................................  $  1,189    $  3,062       $  1,168       $   (350)      $  5,069
      Convertible debt obligation to Host Marriott....       514          --             --             --            514
      Deferred income taxes...........................        17          32             --             --             49
      Other liabilities...............................       314         346            198           (284)           574
                                                        --------    --------       --------       --------       --------
        Total liabilities.............................     2,034       3,440          1,366           (634)         6,206

      Minority interests..............................         9          54             73             --            136
      Limited partner interest of third parties
       at redemption value............................       533          --             --             --            533
      Owner's capital.................................     1,314         494          1,057         (1,544)         1,321
                                                        --------    --------       --------       --------       --------
        Total liabilities and owner's capital.........  $  3,890    $  3,988       $  2,496       $ (2,178)      $  8,196
                                                        ========    ========       ========       ========       ========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                       Twelve Weeks Ended March 24, 2000

                                                                 Guarantor    Non-Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ------   ------------   ------------   ------------   ------------
      REVENUES.....................................   $   (6)     $    84        $    68        $    39        $   185
      Depreciation.................................      (18)         (36)           (20)            --            (74)
      Property-level expenses......................      (12)         (20)           (27)            --            (59)
      Minority interest............................       (1)          (4)            --             --             (5)
      Interest expense.............................      (30)         (62)           (23)            11           (104)
      Corporate expenses...........................       --           (6)            (4)            --            (10)
      Other expenses...............................       (5)          (1)            --             --             (6)
                                                      ------      -------        -------        -------        -------
      (Loss) income before income taxes............      (72)         (45)            (6)            50            (73)
      (Provision for) benefit from income taxes....       (2)           1             --             --             (1)
                                                      ------      -------        -------        -------        -------
      (Loss) income before extraordinary item......      (74)         (44)            (6)            50            (74)
      Extraordinary gain...........................        5           --             --             --              5
                                                      ------      -------        -------        -------        -------
      NET INCOME (LOSS)............................   $  (69)     $   (44)       $    (6)       $    50        $   (69)
                                                      ======      =======        =======        =======        =======



                       Twelve Weeks Ended March 26, 1999

                                                                 Guarantor    Non-Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                      ------   ------------   ------------   ------------   ------------
      REVENUES.....................................   $   13      $   101        $    54        $    24        $   192
      Depreciation.................................      (15)         (35)           (18)            --            (68)
      Property-level expenses......................      (10)         (22)           (26)            --            (58)
      Minority interest............................       (1)          (3)            --             --             (4)
      Interest expense.............................      (41)         (48)           (21)             2           (108)
      Corporate expenses...........................       --           (4)            (3)            --             (7)
      Other expenses...............................       (2)          --             --             --             (2)
                                                      ------      -------        -------        -------        -------
      (Loss) income before income taxes............      (56)         (11)           (14)            26            (55)
      Provision for income taxes...................       (1)          --             --             --             (1)
                                                      ------      -------        -------        -------        -------
      NET INCOME (LOSS)............................   $  (57)     $   (11)       $   (14)       $    26        $   (56)
                                                      ======      =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


           Supplemental Condensed Combined Statements of Cash Flows
                                 (in millions)

                        Twelve Weeks Ended March 24, 2000

                                                                              Guarantor     Non-Guarantor
                                                                  Parent     Subsidiaries   Subsidiaries   Consolidated
                                                                  ------     ------------   ------------   ------------
      OPERATING ACTIVITIES
      Cash from operations....................................     $   11      $      28     $      43      $      82
                                                                 --------      ---------     ---------      ---------

      INVESTING ACTIVITIES
      Cash received from sales of assets......................         --             --            --             --
      Acquisitions............................................         --             --            --             --
      Capital expenditures and other investments..............        (25)           (62)          (12)           (99)
      Other...................................................         --             --            --             --
                                                                 --------      ---------     ---------      ---------
      Cash used in investing activities ......................        (25)           (62)          (12)           (99)
                                                                 --------      ---------     ---------      ---------

      FINANCING ACTIVITIES
      Issuances of debt.......................................         --             --            83             83
      Repayment of debt.......................................         (1)            (3)          (85)           (89)
      Issuances of common units...............................          1             --            --              1
      Distributions...........................................        (65)            --            --            (65)
      Redemption or repurchase of OP Units....................        (47)            --            --            (47)
      Repurchase of Convertible Preferred Securities..........        (15)            --            --            (15)
      Other...................................................         (1)            --            (1)            (2)
      Transfers to/from Parent................................         (9)            35           (26)            --
                                                                 --------      ---------     ---------      ---------
      Cash (used in) provided by financing activities.........       (137)            32           (29)          (134)
                                                                 --------      ---------     ---------      ---------

      INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS..........................................     $ (151)     $      (2)    $       2      $    (151)
                                                                 ========      =========     =========      =========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                       Twelve Weeks Ended March 26, 1999
                                 (unaudited)

                                                                              Guarantor     Non-Guarantor
                                                                  Parent     Subsidiaries   Subsidiaries   Consolidated
                                                                  ------     ------------   -------------  ------------
      OPERATING ACTIVITIES
      Cash (used in) from operations..........................        (10)          21              (7)             4
                                                                 --------      -------         -------        -------

      INVESTING ACTIVITIES
      Cash received from sales of assets......................          2           34              --             36
      Acquisitions............................................         --           --              (4)            (4)
      Capital expenditures and other investments..............        (21)         (46)             (9)           (76)
      Other...................................................          2           --              --              2
                                                                 --------      -------         -------        -------
      Cash used in investing activities ......................        (17)         (12)            (13)           (42)
                                                                 --------      -------         -------        -------

      FINANCING ACTIVITIES
      Issuances of debt.......................................         40          259              --            299
      Repayment of debt.......................................         (1)        (267)            (67)          (335)
      Distributions...........................................        (69)          --              --            (69)
      Repurchase of common stock..............................         (4)          --              --             (4)
      Other...................................................         (5)          --              --             (5)
      Transfers to/from Parent................................       (162)          62             100             --
                                                                 --------      -------         -------        -------
      Cash (used in) provided by financing activities.........       (201)          54              33           (114)
                                                                 --------      -------         -------        -------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     $ (228)     $    63         $    13        $  (152)
                                                                 ========      =======         =======        =======

12.   Subsequent Event

      In April 2000, the Company borrowed $40 million under the revolver portion of the bank credit facility. As a result, the available capacity under the line of credit was reduced to $860 million, and the total line remains $1.025 billion.

13.   Contingencies

      On March 16, 1998, limited partners in several limited partnerships filed a lawsuit, the Texas Multi-Partnership Lawsuit, naming the Company, Marriott International Inc. ("Marriott International"), and others as defendants and claiming that they conspired to sell hotels to the partnerships for inflated prices, that they charged the partnerships excessive management fees to operate the partnerships' hotels and otherwise breached their fiduciary duties. The lawsuit involved the following partnerships: Courtyard by Marriott Limited Partnership, Courtyard by Marriott II Limited Partnership, Marriott Residence Inn Limited Partnership, Marriott Residence Inn II Limited Partnership, Fairfield Inn by Marriott Limited Partnership, Desert Springs Marriott Limited Partnership and Atlanta Marriott Marquis Limited Partnership. Three other lawsuits, collectively, the Partnership Lawsuits, involving limited partners of some of the aforementioned partnerships had also been filed, at various dates beginning in June 1996, and include similar actions naming the Company, Marriott International and others as defendants.

      The Company and Marriott International announced that we have executed a definitive settlement agreement to resolve the Texas Multi-Partnership Lawsuit and the Partnership Lawsuits. The understanding, which is still subject to numerous conditions, including court approval and various consents, has two principal features. First, the Company and Marriott International expect, through a joint venture to be formed between their affiliates, to acquire the equity interest of the limited partners in the

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


      two Courtyard partnerships for approximately $372 million. The Company's share of the acquisition costs of the Courtyard partnerships is expected to be approximately $82 million. Second, the Company and Marriott International will each pay approximately $31 million to the limited partners of the remaining partnerships in exchange for settlement of the litigation and a full release of claims. As a result of the proposed settlement, the Company recorded a non-recurring, pre-tax charge of $40 million during the fourth quarter of 1999.

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

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Forward-looking Statements

      Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

      Results of Operations

      Revenues. Our revenues primarily represent rental income from our leased hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As discussed in Note 2 to the financial statements, percentage rental revenues of $123 million and $115 million for the twelve weeks ended March 24, 2000 and March 26, 1999, respectively, were deferred on the balance sheet in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"). Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

      The table below represents hotel sales from which rental income is computed in order to facilitate an investor's understanding of the operation of our properties.


                                                                                Twelve Weeks Ended
                                                                            ------------------------------
                                                                            March 24, 2000  March 26, 1999
                                                                            --------------  --------------
                                                                                    (in millions)
      Hotel Sales
           Rooms......................................................      $   613         $   600
           Food and beverage..........................................          274             268
           Other......................................................           71              63
                                                                            -------         -------
                Total sales...........................................      $   958         $   931
                                                                            =======         =======

      Rental income increased $2 million, or 1%, to $173 million for the first quarter of 2000 versus the first quarter of 1999, primarily driven by the growth in room revenues generated per available room or REVPAR for comparable properties, and partially offset by the sale of five properties in 1999. REVPAR increased 3.3% to $122.38 for the first quarter of 2000 for comparable properties, which consist of the 114 properties owned, directly or indirectly, by us for the same period of time in each period covered, excluding two properties where significant expansion at the hotels affected operations and five properties where reported results were affected by a change in reporting period. On a comparable basis, average room rates increased approximately 5%, while average occupancy decreased 1 percentage point.

      Depreciation and Amortization. Depreciation and amortization increased $6 million or 9% for the first quarter of 2000 versus the first quarter of 1999, reflecting an increase in depreciable assets, which is

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      primarily the result of $361 million in capital expenditures during 1999, partially offset by net asset disposals of approximately $174 million in connection with the sale of five hotels during 1999.

      Property-level Owner Expenses. Property-level owner expenses primarily consist of property taxes, insurance, and ground and equipment rent. These expenses increased less than 2% to $59 million for the first quarter of 2000 versus first quarter of 1999, reflecting, in part, the effect of the sale of five hotel properties in 1999.

      Minority Interest Expense. For the twelve weeks ended March 24, 2000 and March 26, 1999, respectively, we recognized minority interest expense of $5 million and $4 million.

      Interest Expense. Interest expense decreased 4% to $104 million in the first quarter of 2000, primarily due to repayments on the term loan portion of the Bank Credit Facility totaling $225 million during the second half of 1999.

      Corporate Expenses. Corporate expenses increased $3 million to $10 million for the first quarter of 2000, resulting primarily from an increase in compensation expense related to employee stock plans.

      Extraordinary Gain. During the first quarter of 2000, we extinguished approximately $22 million of the convertible debt obligation to Host REIT through the purchase of 435,000 shares of Host REIT's Convertible Preferred Securities on the open market. We recorded an extraordinary gain of $5 million on this transaction, net of income tax expense of $1 million, based on the discount at which we purchased the Convertible Preferred Securities.

      Net Loss. Our net loss increased to $69 million for the first quarter of 2000 from $56 million for the first quarter of 1999.

      Net Loss Available to Common Unitholders. The net loss available to common unitholders was $74 million for the first quarter of 2000, an increase of $18 million over the first quarter of 1999. The net loss available to common unitholders reflects distributions of $5 million on preferred limited partner units to Host Marriott, which were issued during the second half of 1999.

      COMPARATIVE FFO and EBITDA

      We consider Comparative Funds From Operations ("Comparative FFO"), which consists of Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, plus contingent rent, as well as our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items (including contingent rent) ("EBITDA") to be indicative measures of our operating performance due to the significance of our long-lived assets. Comparative FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that Comparative FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other Real Estate Investment Trusts. However, Comparative FFO and EBITDA as presented may not be comparable to FFO and EBITDA amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and Comparative FFO presentations.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      Comparative FFO available to common unitholders increased $2 million, or 2%, to $119 million in the first quarter of 2000 over the first quarter of 1999. The following is a reconciliation of the loss from operations before extraordinary item to Comparative FFO (in millions):

                                                                                              Twelve Weeks Ended
                                                                                        ------------------------------
                                                                                        March 24, 2000  March 26, 1999
                                                                                        --------------  --------------
     Funds from Operations
       Loss from operations before extraordinary item................................      $   (74)        $   (56)
       Depreciation and amortization.................................................           72              68
       Other real estate activities..................................................           --             (11)
       Partnership adjustments.......................................................            7               3
                                                                                           -------         -------
     Funds from operations of Host LP................................................            5               4
       Effect on funds from operations of SAB 101....................................          119             113
                                                                                           -------         -------
     Comparative funds from operations of Host LP....................................          124             117
       Distributions on preferred units..............................................           (5)             --
                                                                                           -------         -------
     Comparative funds from operations of Host LP available to common
       unitholders...................................................................      $   119         $   117
                                                                                           =======         =======

      EBITDA increased $5 million, or 2%, to $231 million in the first quarter of 2000, reflecting primarily EBITDA growth from owned properties, partially offset by EBITDA related to assets sold during 1999. Hotel EBITDA was $114 million in the both the first quarter of 2000 and 1999, which does not include deferred rental income of $123 million and $115 million, respectively.

      The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the loss from operations before extraordinary items (in millions):

                                                                                              Twelve Weeks Ended
                                                                                        ------------------------------
                                                                                        March 24, 2000  March 26, 1999
                                                                                        --------------  --------------
      EBITDA
       Hotels.........................................................................     $   114         $   114
       Office buildings...............................................................          --              --
       Interest income................................................................           9               8
       Corporate and other expenses...................................................         (15)            (11)
       Effect on revenue of SAB 101...................................................         123             115
                                                                                           -------         -------
      EBITDA of Host LP...............................................................         231             226
                                                                                           =======         =======

                                                                                              Twelve Weeks Ended
                                                                                        ------------------------------
                                                                                        March 24, 2000  March 26, 1999
                                                                                        --------------  --------------
      EBITDA of Host LP...............................................................     $   231         $   226
      Effect on revenue of SAB 101....................................................        (123)           (115)
      Interest expense................................................................        (104)           (108)
      Income taxes....................................................................          (1)             (1)
      Depreciation and amortization...................................................         (74)            (68)
      Minority interest expense.......................................................          (5)             (4)
      Other non-cash charges, net.....................................................           2              14
                                                                                           -------         -------
        Loss from operations before extraordinary item................................     $   (74)        $   (56)
                                                                                           =======         =======

      Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.4 times for first quarters of 2000 and 1999, and full year 1999. The deficiency of earnings to fixed charges was $68 million for the first quarter of 2000 and $50 million for the first quarter of 1999, which is primarily due to the deferral of contingent rent of $123 million and $115 million for the same periods, respectively.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      Cash Flows and Financial Condition

      We reported a decrease in cash and cash equivalents of $151 million during the twelve weeks ended March 24, 2000. Cash from operations was $82 million for the first quarter of 2000 and $4 million for the first quarter of 1999. The $78 million increase in cash from operations primarily relates to changes in operating accounts, specifically rent receivable. First quarter 1999 cash from operations were affected by the addition of 36 properties as of December 30, 1998 and the timing of the receipt of cash payments as a result of our hotel leases, which were effective beginning January 1, 1999 in connection with the REIT Conversion.

      Cash used in investing activities was $99 million and $42 million for the first quarter of 2000 and 1999, respectively. Cash used in investing activities for the first quarter includes capital expenditures of $99 million and $76 million for 2000 and 1999, respectively, mostly related to renewals and replacements on existing properties and new development projects. Property and equipment balances include $163 million and $243 million for construction in progress as of March 24, 2000 and December 31, 1999, respectively. The reduction in construction in progress is due to the Tampa Waterside Marriott, which was placed in service in February 2000. The current balance primarily relates to properties in Orlando, Memphis, Naples and various other expansion and development projects.

      Cash used in financing activities was $134 million for the first quarter of 2000 and $114 million for the first quarter of 1999. Cash used in financing activities includes $80 million in prepayment of debt, offset by a similar amount of debt issuances, as well as repurchases under our stock buyback program, and the payment of distributions.

      In February 2000, the Company refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

      On March 23, 2000, the Board of Directors of Host Marriott Corporation declared a cash distribution of $0.21 per OP Unit, which was paid on April 14, 2000 to unitholders of record on March 31, 2000. In addition, they declared a dividend of $0.625 per unit of cumulative redeemable preferred limited partner interest, which was paid on April 14, 2000 to unitholders of record on March 31, 2000.

      In September 1999, the Board of Directors of Host Marriott Corporation approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of Host REIT common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of Host REIT's Convertible Preferred Securities. Additionally, under the terms of the partnership agreement, an equivalent number of OP Units will also be repurchased on a one-for-one basis from Host Marriott Corporation. The repurchases have been financed in part through cash from operations and the net proceeds from sales of assets, prior to their reinvestment in real estate assets. Based on current market conditions, we believe that, at our current stock price, the stock repurchase program reflects a favorable return on investment for our shareholders. However, we will continue to look at strategic acquisitions as well as evaluate our stock repurchase program based on changes in market conditions and our stock price. During the first quarter of 2000, we repurchased approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of Convertible Preferred Securities, for a total investment of $62 million. Since the inception of the repurchase program through May 1, 2000, repurchases under the program total 16.2 million common shares or equivalent for a total investment of $150 million.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


      In April 2000, the resort property in Singer Island, Florida was converted to the Hilton brand, representing our first property under this brand.

      In April 2000, the Company borrowed $40 million under the revolver portion of the bank credit facility. As a result, the available capacity under the line of credit was reduced to $860 million, and the total line remains $1.025 billion.

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Our borrowings under the term loan portion of the bank credit facility as well as the mortgage on The Ritz-Carlton, Amelia Island are sensitive to changes in interest rates. The interest rates on these debt obligations, which were $214.8 million and $215.0 million, respectively, at March 24, 2000 and December 31, 1999, are based on various LIBOR terms plus certain basis points which range from 165 to 200 basis points. The weighted average interest rate for these financial instruments are 7.77% at March 24, 2000 and 7.58% at December 31, 1999.

                          PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

Incorporated by reference to the description of legal proceedings in footnote 13 to the condensed consolidated financial statements set forth in Part I, "Financial Information."

Item 4.   Submission of Matters to a Vote of Security Holders

On April 17, 2000, Host Marriott Corporation announced the Annual Meeting of Shareholders to be held on May 18, 2000 to elect members to the Board of Directors, among other matters.

Item 6.   Reports on Form 8-K


b.   Reports on Form 8-K

 .    February 24, 2000--Report that Host Marriott Corporation and Marriott
     International, Inc. announced that they have reached a non-binding understanding to resolve pending litigation involving certain limited partnerships formed in the mid-to late 1980's.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HOST MARRIOTT, L.P.

                                                  BY: HOST MARRIOTT CORPORATION
                                                  Its General Partner


May 4, 2000                                       /s/ Donald D. Olinger
-----------                                       ---------------------
Date                                              Donald D. Olinger
                                                  Senior Vice President and
                                                  Corporate Controller
                                                  (Chief Accounting Officer)