Form 10-Q
period 2000-06-16
HOST MARRIOTT L P
filed 2000-07-25
CIK 1061937

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


For the Quarter Ended June 16, 2000                  Commission File No. 0-25087

                              HOST MARRIOTT, L.P.
                              10400 Fernwood Road
                           Bethesda, Maryland  20817
                                 (301) 380-9000

        Delaware                                                   52-2095412
------------------------                                        ----------------
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

                                                            Yes   X     No
                                                                -----

                                                               Units outstanding
       Class                                                    at July 21, 2000
---------------------                                           ----------------
Units of limited partnership interest                             283,834,349

================================================================================

                                     INDEX
                                     -----



Part I.   FINANCIAL INFORMATION (Unaudited):                            Page No.
                                                                        --------
          Condensed Consolidated Balance Sheets -
            June 16, 2000 and December 31, 1999                              3

          Condensed Consolidated Statements of Operations -
           Twelve Weeks and Twenty-four Weeks Ended
           June 16, 2000 and June 18, 1999                                   4

          Condensed Consolidated Statements of Cash Flows -
           Twenty-four Weeks Ended June 16, 2000 and
           June 18, 1999                                                     6

          Notes to Condensed Consolidated Financial Statements               7

          Management's Discussion and Analysis of Results of
           Operations and Financial Condition                               22

          Quantitative and Qualitative Disclosures about Market Risk        26

II.       OTHER INFORMATION AND SIGNATURE                                   27


                              HOST MARRIOTT, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (im millions)


                                                                               June 16,      December 31,
                                                                                 2000           1999
                                                                                ------         ------
                                                                             (unaudited)
                                   ASSETS
                                   ------
Property and equipment, net...............................................      $7,108         $7,108
Notes and other receivables (including amounts due from
   affiliates of $125 million and $127 million, respectively).............         173            175
Rent receivable...........................................................          89             72
Investments in affiliates.................................................          96             49
Other assets..............................................................         539            515
Cash and cash equivalents.................................................         155            277
                                                                                ------         ------
                                                                                $8,160         $8,196
                                                                                ======         ======

                      LIABILITIES AND PARTNERS' CAPITAL
                      ---------------------------------
Debt
   Senior notes...........................................................      $2,539         $2,539
   Mortgage debt..........................................................       2,296          2,309
   Convertible debt obligation to Host Marriott...........................         492            514
   Other..................................................................         272            221
                                                                                ------         ------
                                                                                 5,599          5,583
Accounts payable and accrued expenses.....................................         143            148
Deferred income taxes.....................................................          48             49
Deferred rent.............................................................         291             --
Other liabilities.........................................................         396            426
                                                                                ------         ------
       Total liabilities..................................................       6,477          6,206
                                                                                ------         ------

Minority interest.........................................................         136            136
Cumulative redeemable preferred limited partnership interests of third parties at redemption value ("Preferred OP Units") (representing
   0.6 million units).....................................................           6              5
Limited Partnership interests of third parties at redemption value
   (representing 63.4 million and 64.0 million units at June 16, 2000
   and December 31, 1999).................................................         622            528

Partners' Capital
   General partner........................................................           1              1
   Cumulative redeemable preferred limited partner........................         196            196
   Limited partner........................................................         718          1,120
   Accumulated other comprehensive income.................................           4              4
                                                                                ------         ------
       Total partners' capital............................................         919          1,321
                                                                                ------         ------
                                                                                $8,160         $8,196
                                                                                ======         ======

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended June 16, 2000 and June 18, 1999
               (unaudited, in millions, except per unit amounts)

                                                                              2000      1999
                                                                             ------    ------
REVENUES
   Rental income..........................................................   $  183    $  187
   Interest income........................................................        8         8
   Net gains on property transactions.....................................        2         4
   Equity in earnings of affiliates.......................................        3         1
   Other..................................................................        3         3
                                                                             ------    ------
       Total revenues.....................................................      199       203
                                                                             ------    ------
EXPENSES
   Depreciation and amortization..........................................       75        67
   Property-level owner expenses..........................................       63        62
   Minority interest expense..............................................        5         7
   Interest expense.......................................................      104       109
   Corporate expenses.....................................................       10         8
   Other expenses.........................................................        6         4
                                                                             ------    ------
       Total expenses.....................................................      263       257
                                                                             ------    ------

LOSS FROM OPERATIONS BEFORE INCOME TAXES..................................      (64)      (54)
Provision for income taxes................................................       (2)       (1)
                                                                             ------    ------

LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEMS...........................      (66)      (55)
Extraordinary gain (loss).................................................       (2)       13
                                                                             ------    ------

NET LOSS..................................................................   $  (68)   $  (42)
                                                                             ======    ======

Less: Distributions on preferred limited partner units to Host Marriott...       (5)       --
                                                                             ------    ------

NET LOSS AVAILABLE TO COMMON UNITHOLDERS..................................   $  (73)   $  (42)
                                                                             ======    ======


BASIC LOSS PER UNIT:
Loss from operations before extraordinary items...........................   $(0.26)   $(0.19)
Extraordinary gain (loss).................................................       --      0.04
                                                                             ------    ------

BASIC LOSS PER UNIT.......................................................   $(0.26)   $(0.15)
                                                                             ======    ======

DILUTED LOSS PER UNIT:
Loss from operations before extraordinary items...........................   $(0.26)   $(0.19)
Extraordinary gain (loss).................................................       --      0.04
                                                                             ------    ------

DILUTED LOSS PER UNIT.....................................................   $(0.26)   $(0.15)
                                                                             ======    ======

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Twenty-four Weeks Ended June 16, 2000 and June 18, 1999
               (unaudited, in millions, except per unit amounts)


                                                                              2000      1999
                                                                             ------    ------
REVENUES
 Rental income............................................................   $  356    $  358
 Interest income..........................................................       17        16
 Net gains on property transactions.......................................        3        16
 Equity in earnings of affiliates.........................................        3         2
 Other....................................................................        5         3
                                                                             ------    ------
     Total revenues.......................................................      384       395
                                                                             ------    ------

EXPENSES
 Depreciation and amortization............................................      149       135
 Property-level owner expenses............................................      122       120
 Minority interest expense................................................       10        11
 Interest expense.........................................................      208       217
 Corporate expenses.......................................................       20        15
 Other expenses...........................................................       12         6
                                                                             ------    ------
     Total expenses.......................................................      521       504
                                                                             ------    ------

LOSS FROM OPERATIONS BEFORE INCOME TAXES..................................     (137)     (109)
Provision for income taxes................................................       (3)       (2)
                                                                             ------    ------

LOSS FROM OPERATIONS BEFORE EXTRAORDINARY ITEMS...........................     (140)     (111)
Extraordinary gain........................................................        3        13
                                                                             ------    ------

NET LOSS..................................................................   $ (137)   $  (98)
                                                                             ======    ======

Less:  Distributions on preferred limited partner units to Host Marriott..      (10)       --
                                                                             ------    ------

NET LOSS AVAILABLE TO COMMON UNITHOLDERS..................................   $ (147)   $  (98)
                                                                             ======    ======

BASIC LOSS PER UNIT:
Loss from operations before extraordinary items...........................   $(0.53)   $(0.38)
Extraordinary gain........................................................     0.01      0.04
                                                                             ------    ------

BASIC LOSS PER UNIT:......................................................   $(0.52)   $(0.34)
                                                                             ======    ======

DILUTED LOSS PER UNIT:
Loss from operations before extraordinary items...........................   $(0.53)   $(0.38)
Extraordinary gain........................................................     0.01      0.04
                                                                             ------    ------

DILUTED LOSS PER UNIT.....................................................   $(0.52)   $(0.34)
                                                                             ======    ======

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Twenty-four Weeks Ended June 16, 2000 and June 18, 1999
                           (unaudited, in millions)

                                                                              2000     1999
                                                                             -----    -----
OPERATING ACTIVITIES
Loss from operations before extraordinary items...........................   $(140)   $(111)
Adjustments to reconcile to cash from continuing operations:
   Depreciation and amortization..........................................     149      135
   Income taxes...........................................................     (20)      (8)
   Deferred contingent rental income......................................     291      253
   Net gains on property transactions.....................................      (3)     (16)
   Equity in earnings of affiliates.......................................      (3)      (2)
   Changes in operating accounts..........................................     (39)    (142)
   Other..................................................................      13        2
                                                                             -----    -----
       Cash from operations...............................................     248      111
                                                                             -----    -----
INVESTING ACTIVITIES
Proceeds from sales of assets.............................................      --       35
Acquisitions..............................................................     (40)      (4)
Capital expenditures:
   Capital expenditures for renewals and replacements.....................    (106)     (86)
   New investment capital expenditures....................................     (59)     (75)
   Other investments......................................................     (20)     (16)
Note receivable collections, net..........................................       3      (17)
                                                                             -----    -----
       Cash used in investing activities..................................    (222)    (163)
                                                                             -----    -----
FINANCING ACTIVITIES
Issuances of debt, net....................................................     290      413
Scheduled principal repayments............................................     (18)     (23)
Debt prepayment...........................................................    (245)    (323)
Issuances of common units.................................................       2       --
Distributions.............................................................    (129)    (130)
Redemption or repurchase of OP Units for cash.............................     (47)      (3)
Repurchases of Convertible Preferred Securities...........................     (15)      --
Other.....................................................................      14       (8)
                                                                             -----    -----
       Cash used in financing activities..................................    (148)     (74)
                                                                             -----    -----

DECREASE IN CASH AND CASH EQUIVALENTS.....................................   $(122)   $(126)
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

    On December 15, 1998, shareholders of Host Marriott Corporation approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host Marriott, L.P. Host Marriott merged into HMC Merger Corporation (the "Merger"), a newly formed Maryland corporation (renamed Host Marriott Corporation) which intends to qualify, effective January 1, 1999, as a REIT and is the sole general partner of the Operating Partnership. On December 29, 1998, Host Marriott completed the previously announced spin-off of Crestline through a taxable stock dividend to its shareholders. Each Host Marriott shareholder of record on December 28, 1998 received one share of Crestline for every ten shares of Host Marriott Corporation owned. In connection with the REIT Conversion, Host Marriott contributed its hotels and substantially all of its other assets and liabilities to the Operating Partnership and subsidiaries (the "Contribution") in exchange for units of partnership interest in the Operating Partnership. The Contribution was accounted for at Host Marriott's historical basis. As of June 16, 2000, Host REIT owned approximately 77% of the Operating Partnership.

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

    In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 16, 2000 and December 31, 1999, and the results of operations for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999, and cash flows for the twenty-four weeks ended June 16, 2000 and June 18, 1999. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


   Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

   The Company's leases have initial terms ranging from 2 to 10 years, subject to earlier termination upon the occurrence of certain contingencies, as defined. Effective November 15, 1999, the leases with Crestline were amended to give Crestline the right to renew each of these leases for up to four additional terms of seven years each. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel sales varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined.

   The Company recognizes percentage rent when all contingencies have been met, that is, when annual thresholds for percentage rent have been met or exceeded. Percentage rent received pursuant to the leases but not recognized is included on the balance sheet as deferred rent. Contingent rental revenue of $168 million and $138 million, respectively, for the twelve weeks ended June 16, 2000 and June 18, 1999, and $291 million and $253 million, respectively, for the twenty-four weeks ended June 16, 2000 and June 18, 1999, have been deferred.

3. Earnings Per Unit

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

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                               Twelve Weeks Ended
                                                   --------------------------------------------------------------------------
                                                              June 16, 2000                         June 18, 1999
                                                   ------------------------------------  ------------------------------------
                                                     Income         Units      Per Unit    Income         Units      Per Unit
                                                   (Numerator)   (Denominator)  Amount   (Numerator)   (Denominator)  Amount
                                                   ------------------------------------  ------------------------------------
   Net Loss......................................        $(68)      283.6        $(.24)        $(42)      292.5        $(.15)
   Distributions on preferred limited partner
    units and Preferred OP Units.................          (5)         --         (.02)          --          --           --
   Basic loss available to common                        ----       -----        -----         ----       -----        -----
   unitholders per unit..........................         (73)      283.6         (.26)         (42)      292.5         (.15)
   Assuming distribution of units to Host
    Marriott Corporation for Host Marriott
    Corporation common shares granted under
    the Host Marriott comprehensive stock
    plan, less shares assumed purchased at
    average market price.........................          --          --           --           --          --           --
   Assuming conversion of Preferred OP
    Units........................................          --          --           --           --          --           --
   Assuming issuance of minority OP Units
    issuable under certain purchase
    agreements...................................          --          --           --           --          --           --
   Assuming conversion of Convertible
    Preferred Securities.........................          --          --           --           --          --           --
                                                         ----       -----        -----         ----       -----        -----
   Diluted Loss per Unit.........................        $(73)      283.6        $(.26)        $(42)      292.5        $(.15)
                                                         ====       =====        =====         ====       =====        =====


                                                                            Twenty-four Weeks Ended
                                                   --------------------------------------------------------------------------
                                                              June 16, 2000                         June 18, 1999
                                                   ------------------------------------  ------------------------------------
                                                      Income       Units      Per Unit      Income       Units      Per Unit
                                                    (Numerator) (Denominator)  Amount     (Numerator) (Denominator)  Amount
                                                   ------------------------------------  ------------------------------------
   Net Loss......................................       $(137)      284.4        $(.48)        $(98)      292.0        $(.34)
   Distributions on preferred limited partner
    units and Preferred OP Units.................         (10)         --         (.04)          --          --           --
                                                        -----       -----        -----         ----       -----        -----
   Basic loss available to common
    unitholders per unit.........................        (147)      284.4         (.52)         (98)      292.0         (.34)
   Assuming distribution of units to Host
    Marriott Corporation for Host Marriott
    Corporation common shares granted under
    the Host Marriott comprehensive stock
    plan, less shares assumed purchased at
    average market price.........................          --          --           --           --          --           --
   Assuming conversion of Preferred OP
    Units........................................          --          --           --           --          --           --
   Assuming issuance of minority OP Units
    issuable under certain purchase
    agreements...................................          --          --           --           --          --           --
   Assuming conversion of Convertible
    Preferred Securities.........................          --          --           --           --          --           --
                                                        -----       -----        -----         ----       -----        -----
   Diluted Loss per Unit.........................       $(147)      284.4        $(.52)        $(98)      292.0        $(.34)
                                                        =====       =====        =====         ====       =====        =====

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

4. Unit Repurchases

   In September 1999, the Board of Directors of Host Marriott Corporation approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of Host REIT common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of Host REIT's Convertible Preferred Securities. Additionally, under the terms of the partnership agreement, an equivalent number of OP Units will also be repurchased on a one-to-one basis from Host Marriott Corporation. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at Host Marriott Corporation's discretion. During the twelve weeks ended March 24, 2000, Host Marriott repurchased approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of the Convertible Preferred Securities for a total investment of $62 million. During the first quarter of 2000, we extinguished approximately $22 million of the convertible debt obligation to Host REIT through the purchase of 435,000 shares of Host REIT's Convertible Preferred Securities on the open market. We recorded an extraordinary gain of approximately $5 million on this transaction, based on the discount at which we purchased the Convertible Preferred Securities. No repurchases were made during the second quarter of 2000. Since the inception of the program in September 1999, Host Marriott has spent, in the aggregate, approximately $150 million to repurchase 16.2 million equivalent shares.

5. Dividends and Distributions Payable

   On March 23, 2000 and June 21, 2000, the Board of Directors of Host Marriott declared quarterly cash dividends of $0.21 per share of Host Marriott Corporation common stock and corresponding distributions of $0.21 per unit of limited partnership interest. The first quarter dividends and distributions were paid on April 14, 2000 to shareholders and unitholders of record on March 31, 2000. The second quarter dividends and distributions were paid on July 14, 2000 to shareholders and unitholders of record on June 30, 2000.

   On March 23, 2000 and June 21, 2000, Host Marriott declared quarterly distributions of $0.625 per cumulative redeemable preferred limited partner unit, which were paid on April 14, 2000 and July 14, 2000 to unitholders of record on March 31, 2000 and June 30, 2000.

6. Acquisitions and Developments

   In February 2000, construction of the 717-room Tampa Waterside Marriott adjacent to the convention center in downtown Tampa, Florida was completed at a total development cost of approximately $104 million, not including a $16 million tax subsidy provided by the City of Tampa.

   On May 16, 2000, the Company acquired a non-controlling partnership interest in the JWDC Limited Partnership, which owns the JW Marriott Hotel, a 772-room hotel located on Pennsylvania Avenue in Washington, DC. The Company, which previously held a small interest in the venture, invested approximately $40 million in the form of a preferred equity contribution.

7. Debt Issuances and Refinancings

   In February 2000, the Company refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


    During June 2000, the Company modified its bank credit facility. As modified, the total facility has been permanently reduced to $775 million, consisting of a $150 million term loan and a $625 million revolver. In addition, the original term was extended for two additional years, through August 2003. As of June 16, 2000, $176 million is outstanding under the bank credit facility, and the available capacity under the line of credit balance is $599 million. In connection with the renegotiation of the bank credit facility, the Company recognized an extraordinary loss of approximately $2 million, representing the write-off of deferred financing costs and certain fees paid to the lender.

8.  Geographic Information

    As of June 16, 2000, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between the properties and the Company. The following table presents revenues for each of the geographical areas in which the Company owns hotels (in millions):

                                                        Twelve Weeks Ended   Twenty-four Weeks Ended
                                                        ------------------   -----------------------
                                                        June 16,  June 18,     June 16,    June 18,
                                                          2000      1999         2000        1999
                                                         -----     -----        -----       -----
   United States....................................     $ 197     $ 199        $ 379       $ 389
   International....................................         2         4            5           6
                                                         -----     -----        -----       -----
     Total..........................................     $ 199     $ 203        $ 384       $ 395
                                                         =====     =====        =====       =====

9.  Comprehensive Income

    The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve and twenty-four weeks ended June 16, 2000, comprehensive loss totaled $67 million and $137 million, respectively. The comprehensive loss was $40 million and $97 million for the twelve and twenty-four weeks ended June 18, 1999, respectively. As of June 16, 2000 and December 31, 1999, the Company's accumulated other comprehensive income was $4 million.

10. Summarized Lease Pool Financial Statements

    As discussed in Note 2, as of June 16, 2000, almost all the properties of the Company and its subsidiaries were leased to Crestline. In conjunction with these leases, Crestline and certain of its subsidiaries entered into limited guarantees of the lease obligations of each lessee. The full-service hotel leases are grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement is guaranteed by all other lessees in the respective lease pool. As a result, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999. The results of operations for the twelve and twenty-four weeks ended June 16, 2000 and June 18, 1999 and summarized balance sheet

                              HOST MARRIOTT, L.P.
             NOTEST TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

    data as of June 16, 2000 and December 31, 1999 of the lease pools in which the Company's hotels are organized are as follows (in millions):

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


                                                           Twelve Weeks Ended June 16, 2000
                                                          ---------------------------------
                                                     Pool 1   Pool 2   Pool 3   Pool 4   Combined
                                                     ------   ------   ------   ------   --------
   Hotel Sales
        Rooms......................................    $152     $170     $147     $159     $  628
        Food and beverage..........................      69       87       72       91        319
        Other......................................      16       17       24       22         79
                                                       ----     ----     ----     ----     ------
             Total hotel sales.....................     237      274      243      272      1,026
   Operating Costs and Expenses
        Rooms......................................      35       39       34       34        142
        Food and beverage..........................      52       61       51       62        226
        Other......................................      59       58       59       61        237
        Management fees............................      13       20       12       20         65
        Lease expense..............................      75       91       83       92        341
                                                       ----     ----     ----     ----     ------
             Total operating expenses..............     234      269      239      269      1,011
                                                       ----     ----     ----     ----     ------
   Operating Profit................................       3        5        4        3         15
   Corporate and Interest Expenses.................      --       --       --       (1)        (1)
                                                       ----     ----     ----     ----     ------
         Income before taxes.......................       3        5        4        2         14
         Income taxes..............................      (1)      (2)      (2)      (1)        (6)
                                                       ----     ----     ----     ----     ------
             Net Income............................    $  2     $  3     $  2     $  1     $    8
                                                       ====     ====     ====     ====     ======

                                                          Twelve Weeks Ended June 18, 1999
                                                          --------------------------------
                                                     Pool 1   Pool 2   Pool 3   Pool 4  Combined
                                                     ------   ------   ------   ------  ---------
   Hotel Sales
        Rooms......................................    $144     $157     $141     $145      $587
        Food and beverage..........................      68       76       67       81       292
        Other......................................      16       16       19       19        70
                                                       ----     ----     ----     ----      ----
             Total hotel sales.....................     228      249      227      245       949
   Operating Costs and Expenses
        Rooms......................................      33       36       34       31       134
        Food and beverage..........................      51       55       47       56       209
        Other......................................      57       55       57       55       224
        Management fees............................      11       16       10       17        54
        Lease expense..............................      72       83       76       83       314
                                                       ----     ----     ----     ----      ----
             Total operating expenses..............     224      245      224      242       935
                                                       ----     ----     ----     ----      ----
   Operating Profit................................       4        4        3        3        14
   Corporate and Interest Expenses.................      --       (1)      --       --        (1)
                                                       ----     ----     ----     ----      ----
         Income before taxes.......................       4        3        3        3        13
         Income taxes..............................      (2)      (1)      (1)      --        (4)
                                                       ----     ----     ----     ----      ----
             Net Income............................    $  2     $  2     $  2     $  3      $  9
                                                       ====     ====     ====     ====      ====

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                         Twenty-four Weeks Ended June 16, 2000
                                                         -------------------------------------
                                                     Pool 1   Pool 2   Pool 3   Pool 4   Combined
                                                     ------   ------   ------   ------   --------
   Hotel Sales
        Rooms......................................    $281     $313     $272     $292     $1,158
        Food and beverage..........................     128      153      132      166        579
        Other......................................      30       30       43       41        144
                                                       ----     ----     ----     ----     ------
             Total hotel sales.....................     439      496      447      499      1,881
   Operating Costs and Expenses
        Rooms......................................      66       76       62       63        267
        Food and beverage..........................      96      111       95      113        415
        Other......................................     111      109      109      113        442
        Management fees............................      22       35       22       38        117
        Lease expense..............................     137      157      152      167        613
                                                       ----     ----     ----     ----     ------
             Total operating expenses..............     432      488      440      494      1,854
                                                       ----     ----     ----     ----     ------
   Operating Profit................................       7        8        7        5         27
   Corporate and Interest Expenses.................      (1)      (1)      --       (1)        (3)
                                                       ----     ----     ----     ----     ------
         Income before taxes.......................       6        7        7        4         24
         Income taxes..............................      (2)      (3)      (3)      (2)       (10)
                                                       ----     ----     ----     ----     ------
             Net Income............................    $  4     $  4     $  4     $  2     $   14
                                                       ====     ====     ====     ====     ======

                                                        Twenty-four Weeks Ended June 18, 1999
                                                        -------------------------------------
                                                     Pool 1   Pool 2   Pool 3   Pool 4   Combined
                                                     ------   ------   ------   ------   --------
   Hotel Sales
        Rooms......................................    $273     $294     $268     $273     $1,108
        Food and beverage..........................     127      137      128      153        545
        Other......................................      30       29       38       34        131
                                                       ----     ----     ----     ----     ------
             Total hotel sales.....................     430      460      434      460      1,784
   Operating Costs and Expenses
        Rooms......................................      64       68       63       58        253
        Food and beverage..........................      97      102       91      104        394
        Other......................................     110      107      107      103        427
        Management fees............................      20       30       21       33        104
        Lease expense..............................     133      147      146      157        583
                                                       ----     ----     ----     ----     ------
             Total operating expenses..............     424      454      428      455      1,761
                                                       ----     ----     ----     ----     ------
   Operating Profit................................       6        6        6        5         23
   Corporate and Interest Expenses.................      (1)      (1)      (1)      (1)        (4)
                                                       ----     ----     ----     ----     ------
         Income before taxes.......................       5        5        5        4         19
         Income taxes..............................      (2)      (2)      (2)      (1)        (7)
                                                       ----     ----     ----     ----     ------
             Net Income............................    $  3     $  3     $  3     $  3     $   12
                                                       ====     ====     ====     ====     ======

                                                               As of June 16, 2000
                                                               -------------------
                                                     Pool 1   Pool 2   Pool 3   Pool 4   Combined
                                                     ------   ------   ------   ------   --------
   Assets..........................................    $ 52     $ 48     $ 53     $ 50     $  203
   Liabilities.....................................      45       43       48       48        184
   Equity..........................................       7        5        5        2         19

                                                               As December 31, 1999
                                                              ---------------------
                                                     Pool 1   Pool 2   Pool 3   Pool 4   Combined
                                                     ------   ------   ------   ------   --------
   Assets..........................................    $ 39     $ 37     $ 41     $ 38     $  155
   Liabilities.....................................      36       36       40       38        150
   Equity..........................................       3        1        1       --          5

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

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

    The following condensed combined consolidating information sets forth the financial position as of June 16, 2000 and December 31, 1999, and results of operations for the twelve weeks and twenty-four weeks ended June 16, 2000 and June 18, 1999, respectively, and cash flows for the twenty-four weeks ended June 16, 2000 and June 18, 1999 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

          Supplemental Condensed Combined Consolidated Balance Sheets
                                 (in millions)

                                 June 16, 2000

                                                                                     Non
                                                                    Guarantor     Guarantor
                                                          Parent   Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                          -------  ------------  ------------  ------------- ------------
   Property and equipment, net..........................   $1,323        $3,577        $2,208  $         --         $7,108
   Notes and other receivables..........................      652            51            23          (553)           173
   Rent receivable......................................       17            36            36            --             89
   Investments in affiliate.............................    1,403            --            --        (1,307)            96
   Other assets.........................................      163           210           206           (40)           539
   Cash and cash equivalents............................       89            43            23            --            155
                                                           ------        ------        ------       -------         ------
    Total assets........................................   $3,647        $3,917        $2,496       $(1,900)        $8,160
                                                           ======        ======        ======       =======         ======

   Debt.................................................   $1,241        $3,027        $1,157       $  (318)        $5,107
   Convertible debt obligations to Host Marriott........      492            --            --            --            492
   Deferred income taxes................................        9            32             7            --             48
   Deferred rent........................................       64           157            70            --            291
   Other liabilities....................................      285           343           186          (275)           539
                                                           ------        ------        ------       -------         ------
    Total liabilities...................................    2,091         3,559         1,420          (593)         6,477

   Minority interests...................................        9            56            71            --            136
   Limited partner interest of third parties at
    redemption value....................................      628            --            --            --            628
   Owner's capital......................................      919           302         1,005        (1,307)           919
                                                           ------        ------        ------       -------         ------
    Total liabilities and owner's capital...............   $3,647        $3,917        $2,496       $(1,900)        $8,160
                                                           ======        ======        ======       =======         ======

                               December 31, 1999

                                                                                     Non
                                                                    Guarantor     Guarantor
                                                          Parent   Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                          ------   ------------  ------------  ------------   ------------
   Property and equipment, net..........................   $1,227        $3,642        $2,239  $         --         $7,108
   Notes and other receivables..........................      685            51            24          (585)           175
   Rent receivable......................................       11            23            38            --             72
   Investments in affiliate.............................    1,593            --            --        (1,544)            49
   Other assets.........................................      175           214           175           (49)           515
   Cash and cash equivalents............................      199            58            20            --            277
                                                           ------        ------        ------       -------         ------
    Total assets........................................   $3,890        $3,988        $2,496       $(2,178)        $8,196
                                                           ======        ======        ======       =======         ======

   Debt.................................................   $1,189        $3,062        $1,168       $  (350)        $5,069
   Convertible debt obligation to Host Marriott.........      514            --            --            --            514
   Deferred income taxes................................       17            32            --            --             49
   Other liabilities....................................      314           346           198          (284)           574
                                                           ------        ------        ------       -------         ------
    Total liabilities...................................    2,034         3,440         1,366          (634)         6,206

   Minority interests...................................        9            54            73            --            136
   Limited partner interest of third parties at
    redemption value....................................      533            --            --            --            533
   Owner's capital......................................    1,314           494         1,057        (1,544)         1,321
                                                           ------        ------        ------       -------         ------
    Total liabilities and owner's capital...............   $3,890        $3,988        $2,496       $(2,178)        $8,196
                                                           ======        ======        ======       =======         ======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

            Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                        Twelve Weeks Ended June 16, 2000

                                                                                       Non
                                                                     Guarantor      Guarantor
                                                          Parent   Subsidiaries   Subsidiaries   Eliminations Consolidated
                                                          -------  -------------  -------------  ------------ -------------
   REVENUES.............................................    $  4           $ 90           $ 71            $34         $ 199
   Depreciation.........................................     (17)           (37)           (21)            --           (75)
   Property-level expenses..............................     (11)           (24)           (28)            --           (63)
   Minority interest....................................      (2)            (2)            (1)            --            (5)
   Interest expense.....................................     (33)           (61)           (23)            13          (104)
   Corporate expenses...................................      (1)            (6)            (3)            --           (10)
   Other expenses.......................................      (4)            (1)            (1)            --            (6)
                                                            ----           ----           ----            ---         -----
   (Loss) income before income taxes....................     (64)           (41)            (6)            47           (64)
   (Provisions for) benefit from income taxes...........      (2)            --             --             --            (2)
                                                            ----           ----           ----            ---         -----
   (Loss) income before extraordinary item..............     (66)           (41)            (6)            47           (66)
   Extraordinary loss...................................      (2)            --             --             --            (2)
                                                            ----           ----           ----            ---         -----
   NET INCOME (LOSS)....................................    $(68)          $(41)          $ (6)           $47         $ (68)
                                                            ====           ====           ====            ===         =====

                        Twelve Weeks Ended June 18, 1999

                                                                                      Non
                                                                     Guarantor      Guarantor
                                                          Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                                                          ------   ------------   ------------  ------------  -------------
   REVENUES.............................................    $ 34           $104           $ 64            $ 1         $ 203
   Depreciation.........................................     (15)           (35)           (17)            --           (67)
   Property-level expenses..............................     (11)           (23)           (28)            --           (62)
   Minority interest....................................      (2)            (4)            (1)            --            (7)
   Interest expense.....................................     (42)           (55)           (25)            13          (109)
   Corporate expenses...................................      (2)            (5)            (1)            --            (8)
   Other expenses.......................................      (2)            (1)            (1)            --            (4)
                                                            ----           ----           ----            ---         -----
   (Loss) income before income taxes....................     (40)           (19)            (9)            14           (54)
   Provision for income tax.............................      (1)            --             --             --            (1)
                                                            ----           ----           ----            ---         -----
   (Loss) income before extraordinary item..............     (41)           (19)            (9)            14           (55)
   Extraordinary gain...................................      --             --             13             --            13
                                                            ----           ----           ----            ---         -----
   NET INCOME (LOSS)....................................    $(41)          $(19)          $  4            $14         $ (42)
                                                            ====           ====           ====            ===         =====

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                     Twenty-four Weeks Ended June 16, 2000

                                                                                      Non
                                                                    Guarantor      Guarantor
                                                          Parent   Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                          ------   ------------   ------------   ------------  -------------
   REVENUES.............................................   $  (2)         $ 174           $139            $73         $ 384
   Depreciation.........................................     (35)           (73)           (41)            --          (149)
   Property-level expenses..............................     (23)           (44)           (55)            --          (122)
   Minority interest....................................      (3)            (6)            (1)            --           (10)
   Interest expense.....................................     (63)          (123)           (46)            24          (208)
   Corporate expenses...................................      (1)           (12)            (7)            --           (20)
   Other expenses.......................................      (9)            (2)            (1)            --           (12)
                                                           -----          -----           ----            ---         -----
   (Loss) income before income taxes....................    (136)           (86)           (12)            97          (137)
   (Provision for) benefit from income taxes............      (4)             1             --             --            (3)
                                                           -----          -----           ----            ---         -----
   (Loss) income before extraordinary item..............    (140)           (85)           (12)            97          (140)
   Extraordinary gain...................................       3             --             --             --             3
                                                           -----          -----           ----            ---         -----
   NET INCOME (LOSS)....................................   $(137)         $ (85)          $(12)           $97         $(137)
                                                           =====          =====           ====            ===         =====

                     Twenty-four Weeks Ended June 18, 1999

                                                                                      Non
                                                                    Guarantor      Guarantor
                                                          Parent   Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                                          ------   ------------   ------------   ------------  ------------
   REVENUES.............................................    $ 47          $ 205           $118            $25         $ 395
   Depreciation.........................................     (30)           (70)           (35)            --          (135)
   Property-level expenses..............................     (21)           (45)           (54)            --          (120)
   Minority interest....................................      (3)            (7)            (1)            --           (11)
   Interest expense.....................................     (83)          (103)           (46)            15          (217)
   Corporate expenses...................................      (2)            (9)            (4)            --           (15)
   Other expenses.......................................      (4)            (1)            (1)            --            (6)
                                                            ----          -----           ----            ---         -----
   (Loss) income before income taxes....................     (96)           (30)           (23)            40          (109)
   Provision for income tax.............................      (2)            --             --             --            (2)
                                                            ----          -----           ----            ---         -----
   (Loss) income before extraordinary item..............     (98)           (30)           (23)            40          (111)
   Extraordinary gain...................................      --             --             13             --            13
                                                            ----          -----           ----            ---         -----
   NET INCOME (LOSS)....................................    $(98)         $ (30)          $(10)           $40         $ (98)
                                                            ====          =====           ====            ===         =====

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


            Supplemental Condensed Combined Statements of Cash Flows
                                 (in millions)

                     Twenty-four Weeks Ended June 16, 2000

                                                                                                   Non
                                                                                 Guarantor      Guarantor
                                                                      Parent   Subsidiaries   Subsidiaries  Consolidated
                                                                      ------   ------------   ------------  ------------
OPERATING ACTIVITIES
   Cash from operations.............................................   $  34          $ 116           $ 98          $ 248
                                                                       -----          -----           ----          -----
   INVESTING ACTIVITIES
   Cash received from sales of assets...............................      --             --             --             --
   Acquisitions.....................................................     (40)            --             --            (40)
   Capital expenditures and other investments.......................     (45)          (114)           (26)          (185)
   Other............................................................       3             --             --              3
                                                                       -----          -----           ----          -----

   Cash used in investing activities................................     (82)          (114)           (26)          (222)
                                                                       -----          -----           ----          -----
   FINANCING ACTIVITIES
   Issuances of debt................................................     207             --             83            290
   Repayment of debt................................................    (166)            (6)           (91)          (263)
   Issuances of common units........................................       2             --             --              2
   Distributions....................................................    (129)            --             --           (129)
   Redemption or repurchase of OP Units.............................     (47)            --             --            (47)
   Repurchase of Convertible Preferred Securities...................     (15)            --             --            (15)
   Other............................................................      (5)            22             (3)            14
   Transfers to/from Parent.........................................      91            (33)           (58)            --
                                                                       -----          -----           ----          -----

   Cash used in financing activities................................     (62)           (17)           (69)          (148)
                                                                       -----          -----           ----          -----

   INCREASE (DECREASE) IN CASH AND CASH                                $(110)         $ (15)          $  3          $(122)
      EQUIVALENTS...................................................   =====          =====           ====          =====

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                     Twenty-four Weeks Ended June 18, 1999

                                                                                                   Non
                                                                                 Guarantor      Guarantor
                                                                      Parent   Subsidiaries   Subsidiaries   Consolidated
                                                                      ------   ------------   ------------   ------------
   OPERATING ACTIVITIES
   Cash (used in) from operations...................................   $  (5)  $        116   $         --   $        111
                                                                      ------   ------------   ------------   ------------
   INVESTING ACTIVITIES
   Cash received from sales of assets...............................       1             34             --             35
   Acquisitions.....................................................      --             --             (4)            (4)
   Capital expenditures and other investments.......................     (49)          (107)           (21)          (177)
   Other............................................................     (17)            --             --            (17)
                                                                      ------   ------------   ------------   ------------

   Cash used in investing activities................................     (65)           (73)           (25)          (163)
                                                                      ------   ------------   ------------   ------------
   FINANCING ACTIVITIES
   Issuances of debt................................................      (2)           256            159            413
   Repayment of debt................................................     (25)          (256)           (65)          (346)
   Distributions....................................................    (130)            --             --           (130)
   Redemption or repurchase of OP Units.............................      (3)            --             --             (3)
   Other............................................................      (8)            --             --             (8)
   Transfers to/from Parent.........................................      65            (12)           (53)            --
                                                                      ------   ------------   ------------   ------------

   Cash (used in) from financing activities.........................    (103)           (12)            41            (74)
                                                                      ------   ------------   ------------   ------------

   INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS...................................................  $ [173)  $         31   $         16   $       (126)
                                                                      ======   ============   ============   ============

12.  Contingencies

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

     On February 24, 2000, the Company and Marriott International announced that we have executed a definitive settlement agreement to resolve the Texas Multi-Partnership Lawsuit and the Partnership Lawsuits. The understanding, which is still subject to numerous conditions, including court approval and various consents, has two principal features. First, the Company and Marriott International expect, through a joint venture to be formed between their affiliates, to acquire the equity interest of the limited partners in the two Courtyard partnerships for approximately $372 million. The Company's share of the acquisition costs of the Courtyard partnerships is expected to be approximately $82 million. Second, the Company and Marriott International will each pay approximately $31 million to the limited partners of the remaining partnerships in exchange for settlement of the litigation and a full release of claims. As a result of the proposed settlement, the Company recorded a non-recurring, pre-tax charge of $40 million during the fourth quarter of 1999.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

    The Company has also been named a defendant in other lawsuits involving various hotel partnerships. The lawsuits are ongoing, and although the ultimate resolution of lawsuits is not determinable, the Company does not believe the outcome will be material to the financial position, statement of operations or cash flows of the Company.

13. Subsequent Event

    On June 21, 2000, the additions of a 500-room tower and 15,000 square feet of meeting space at the Orlando World Center Marriott were completed at an approximate development cost of $84 million.

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

Results of Operations
---------------------

Revenues. Our revenues primarily represent rental income from our leased hotels, net gains on property transactions, interest income and equity in earnings of affiliates. As discussed in Note 2 to the financial statements, percentage rental revenues of $168 million and $138 million for the twelve weeks ended June 16, 2000 and June 18, 1999, respectively, and $291 million and $253 for the twenty-four weeks ended June 16, 2000 and June 18, 1999, respectively, were deferred in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 ("SAB 101"). Percentage rent will be recognized as income during the year once specified hotel sales thresholds are achieved.

The table below represents hotel sales from which rental income is computed as discussed in Note 2 to the condensed consolidated financial statements. The table is presented in order to facilitate an investor's reconciliation of hotel sales to rental income.

                                                              Twelve Weeks Ended    Twenty-four Weeks Ended
                                                              ------------------    -----------------------
                                                               June 16,  June 18,     June 16,    June 18,
                                                                 2000      1999         2000        1999
                                                              ---------  --------    ---------    ---------
                                                                 (in millions)           (in millions)
Hotel Sales
     Rooms..................................................    $  710    $  672       $1,323      $1,272
     Food and beverage......................................       330       310          604         578
     Other..................................................        82        72          153         135
                                                                ------    ------       ------      ------
          Total hotel sales.................................    $1,122    $1,054       $2,080      $1,985
                                                                ======    ======       ======      ======

Rental income decreased $4 million, or 2%, to $183 million for the second quarter of 2000 and decreased $2 million, or less than 1% to $356 million year-to-date, primarily driven by the sale of five properties in 1999, and partially offset by the growth in room revenues generated per available room or REVPAR for comparable properties and the opening of the Tampa Waterside Marriott, which was placed in service in February 2000. REVPAR increased 7.0% to $130.66 for the second quarter of 2000 and 5.2% to $126.69 year-to-date for comparable properties, which consist of the 114 properties owned, directly or indirectly, by us for the same period of time in each period covered, excluding two properties where significant expansion at the hotels affected operations and five properties where reported results were affected by a change in reporting period. On a comparable basis, average room rates increased approximately 5.9% and 5.6%, while average occupancy increased less than one percentage point and decreased less than one percentage point for the second quarter of 2000 and year-to-date, respectively.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Depreciation and Amortization. Depreciation and amortization increased $8 million or 12% for the second quarter of 2000 and increased $14 million or 10% year-to-date, reflecting an increase in depreciable assets, which is primarily the result of $361 million in capital expenditures during 1999, partially offset by net asset disposals of approximately $174 million in connection with the sale of five hotels during 1999.

Property-level Owner Expenses. Property-level owner expenses primarily consist of property taxes, insurance, and ground and equipment rent. These expenses were $63 million and $62 million for the second quarters of 2000 and 1999, respectively, and increased less than 2% to $122 million year-to-date, reflecting, in part, the effect of the sale of five hotel properties in 1999.

Minority Interest Expense. Minority interest expense decreased 29% to $5 million in the second quarter of 2000 and 9% to $10 million year-to-date.

Interest Expense. Interest expense decreased 5% to $104 million in the second quarter of 2000 and decreased 4% to $208 million year-to-date, primarily due to repayments on the term loan portion of the bank credit facility totaling $225 million during the second half of 1999.

Corporate Expenses. Corporate expenses were $10 million and $8 million for the second quarters of 2000 and 1999, respectively, and increased $5 million to $20 million year-to-date, resulting primarily from an increase in compensation expense related to employee stock plans.

Extraordinary Gain (Loss). During the first quarter of 2000, we extinguished approximately $22 million of the convertible debt obligation to Host REIT through the purchase of 435,000 shares of Host REIT's Convertible Preferred Securities on the open market. We recorded an extraordinary gain of approximately $5 million on this transaction, based on the discount at which we purchased the Convertible Preferred Securities. During the twelve weeks ended June 16, 2000, we recorded an extraordinary loss of approximately $2 million representing the write off of deferred financing costs and certain fees paid to our lender in connection with the renegotiation of the bank credit facility. During the twelve weeks ended June 18, 1999, we recorded an extraordinary gain of $13 million on the forgiveness of accrued incentive management fees related to the renegotiation of the management agreement for the New York Marriott Marquis.

Net Loss.   Our net loss increased $26 million to $68 million for the second quarter of 2000 and increased $39 million to $137 million year-to-date.

Net Loss Available to Common Unitholders.   The net loss available to common
unitholders increased $31 million to $73 million for the second quarter of 2000 and increased $49 million to $147 million year-to-date. The net loss available to common unitholders reflects year-to-date distributions of $10 million on preferred limited partner units to Host Marriott, which were issued during the second half of 1999.

COMPARATIVE FFO and EBITDA
--------------------------

We consider Comparative Funds From Operations ("Comparative FFO"), which consists of Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, plus contingent rent, as well as our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items (including contingent rent) ("EBITDA") to be indicative measures of our operating performance due to the significance of our long-lived assets. Comparative FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that Comparative FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including

                              HOST MARRIOT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Comparative FFO available to common unitholders increased $20 million, or 13%, to $172 million in the second quarter of 2000 and increased $22 million, or 8%, to $291 million year-to-date. The following is a reconciliation of the loss from operations before extraordinary items to Comparative FFO (in millions):


                                                                   Twelve Weeks Ended           Twenty-four Weeks Ended
                                                             ------------------------------  ------------------------------
                                                             June 16, 2000   June 18, 1999   June 16, 2000   June 18, 1999
                                                             --------------  --------------  --------------  --------------
Funds from Operations
 Loss from operations before extraordinary items...........           $(66)           $(55)          $(140)          $(111)
 Depreciation and amortization.............................             74              67             146             135
 Other real estate activities..............................             (1)             (5)             (1)            (16)
 Partnership adjustments...................................              4              11              11              14
                                                                      ----            ----           -----           -----
Funds from operations of Host LP...........................             11              18              16              22
   Effect on funds from operations of SAB 101..............            166             134             285             247
                                                                      ----            ----           -----           -----
Comparative funds from operations of Host LP...............            177             152             301             269
 Distributions on preferred units..........................             (5)             --             (10)             --
                                                                      ----            ----           -----           -----
Comparative funds from operations of Host LP                          $172            $152           $ 291           $ 269
 available to common unitholders...........................           ====            ====           =====           =====

EBITDA increased $27 million, or 11%, to $282 million in the second quarter of 2000 and increased $32 million, or 7%, to $513 million year-to-date, reflecting primarily EBITDA growth from owned properties, partially offset by EBITDA related to assets sold during 1999. In 2000 and 1999, respectively, Hotel EBITDA was $122 million and $125 million for the second quarters, and $236 million and $240 million year-to-date, which does not include deferred rental income of $168 million and $138 million, and $291 million and $253 million for the quarters and year-to-date, respectively.

The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the loss from operations before extraordinary items (in millions):

                                                                   Twelve Weeks Ended           Twenty-four Weeks Ended
                                                             ------------------------------  ------------------------------
                                                             June 16, 2000   June 18, 1999   June 16, 2000   June 18, 1999
                                                             --------------  --------------  --------------  --------------
EBITDA
   Hotels..................................................           $122            $125            $236            $240
   Office buildings........................................              1               1               1               1
   Interest income.........................................              8               8              17              15
   Corporate and other expenses............................            (17)            (17)            (32)            (28)
   Effect on revenue of SAB 101............................            168             138             291             253
                                                                      ----            ----            ----            ----
EBITDA of Host LP..........................................           $282            $255            $513            $481
                                                                      ====            ====            ====            ====

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                                   Twelve Weeks Ended           Twenty-four Weeks Ended
                                                             ------------------------------  ------------------------------
                                                             June 16, 2000   June 18, 1999   June 16, 2000   June 18, 1999
                                                             --------------  --------------  --------------  --------------
EBITDA of Host LP..........................................          $ 282           $ 255           $ 513           $ 481
Effect on revenue of SAB 101...............................           (168)           (138)           (291)           (253)
Interest expense...........................................           (104)           (109)           (208)           (217)
Income taxes...............................................             (2)             (1)             (3)             (2)
Depreciation and amortization..............................            (75)            (67)           (149)           (135)
Minority interest expense..................................             (5)             (7)            (10)            (11)
Other non-cash charges, net................................              6              12               8              26
                                                                     -----           -----           -----           -----
   Loss from operations before extraordinary items.........          $ (66)          $ (55)          $(140)          $(111)
                                                                     =====           =====           =====           =====

Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.7 times and 2.7 times for the twenty-four week periods of 2000 and 1999, respectively, and 2.4 times for full year 1999. The deficiency of earnings to fixed charges was $123 million through the second quarter of 2000 and $100 million through the second quarter of 1999, which is primarily due to the deferral of contingent rent of $291 million and $253 million for the same periods, respectively.

Cash Flows and Financial Condition
----------------------------------

We reported a decrease in cash and cash equivalents of $122 million during the twenty-four weeks ended June 16, 2000. Cash from operations was $248 million through the second quarter of 2000 and $111 million through the second quarter of 1999. The $137 million increase in cash from operations primarily relates to changes in operating accounts. 1999 cash from operations were affected by the addition of 36 properties as of December 30, 1998 and the timing of the receipt of cash payments as a result of our hotel leases, which were effective beginning January 1, 1999 in connection with the REIT Conversion. 1999 cash from operations were also affected by cash expenditures incurred in connection with the REIT Conversion and the renegotiation of the ground lease for the New York Marriott Marquis.

Cash used in investing activities was $222 million and $163 million through the second quarters of 2000 and 1999, respectively. Cash used in investing activities through the second quarter includes capital expenditures of $185 million and $177 million for 2000 and 1999, respectively, mostly related to renewals and replacements on existing properties and new development projects. Property and equipment balances include $170 million and $243 million for construction in progress as of June 16, 2000 and December 31, 1999, respectively. The reduction in construction in progress is due to the Tampa Waterside Marriott, which was placed in service in February 2000. The current balance primarily relates to properties in Orlando, Memphis, Naples and various other expansion and development projects.

On May 16, 2000, we acquired a non-controlling partnership interest in the JWDC Limited Partnership, which owns the JW Marriott Hotel, a 772-room hotel located on Pennsylvania Avenue in Washington, DC. The Company, which previously held a small interest in the venture, invested approximately $40 million in the form of a preferred equity contribution.

Cash used in financing activities was $148 million through the second quarter of 2000 and $74 million through the second quarter of 1999. Cash used in financing activities through the second quarter of 2000 includes increased borrowings under our bank credit facility of approximately $51 million, a portion of which funded the previously discussed acquisition, as well as repurchases under our stock buyback program and the payment of distributions.

In February 2000, we refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During June 2000, we modified our bank credit facility. As modified, the total facility has been permanently reduced to $775 million, consisting of a $150 million term loan and a $625 million revolver. In addition, the original term was extended for two additional years, through August 2003. As of June 16, 2000, $176 million is outstanding under the bank credit facility, and the available capacity under the line of credit balance is $599 million.

On June 21, 2000, the Board of Directors of Host Marriott Corporation declared cash distributions of $0.21 per OP Unit and $0.625 per unit of cumulative redeemable preferred limited partner interest, which were paid on July 14, 2000 to unitholders of record on June 30, 2000. On April 14, 2000, first quarter cash distributions of $0.21 per OP Unit and $0.625 per unit of cumulative redeemable preferred limited partner interest were paid to unitholders of record on March 31, 2000.

During the first quarter of 2000, we continued our stock repurchase program making repurchases of approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of Convertible Preferred Securities, for a total investment of $62 million. No repurchases were made during the second quarter of 2000. Since the inception of the repurchase program in September 1999, repurchases under the program total 16.2 million common shares or equivalents for a total investment of $150 million. We will continue to consider stock repurchases based on our stock price and to the extent they can be made in a manner that is relatively leverage neutral. Primarily, we anticipate that any stock repurchases would be made from future asset sale proceeds, if any, with a portion of any such proceeds being used to pay down debt. There are no such asset sales pending at this time.

In April 2000, the resort property in Singer Island, Florida was converted to the Hilton brand, representing our first property under this brand.

On June 21, 2000, the additions of a 500-room tower and 15,000 square feet of meeting space at the Orlando World Center Marriott were completed at an approximate development cost of $84 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our borrowings under the term loan portion of the bank credit facility as well as the mortgage on The Ritz-Carlton, Amelia Island are sensitive to changes in interest rates. The interest rates on these debt obligations, which were $266 million and $215 million, respectively, at June 16, 2000 and December 31, 1999, are based on various LIBOR terms plus 200 to 225 basis points. The weighted average interest rate for these financial instruments are 8.97% for the twenty-four weeks ended June 16, 2000 and 7.58% for the year ended December 31, 1999.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Incorporated by reference to the description of legal proceedings in footnote 12 to the condensed consolidated financial statements set forth in Part I, "Financial Information."

Item 4.  Submission of Matters to a Vote of Security Holders

On May 18, 2000, Host Marriott Corporation held its Annual Meeting of Shareholders to elect members to the Board of Directors, among other matters.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HOST MARRIOTT, L.P.

                                    BY: HOST MARRIOTT CORPORATION
                                    Its General Partner


July 25, 2000                       /s/ Donald D. Olinger
-------------                       ---------------------
Date                                Donald D. Olinger
                                    Senior Vice President and
                                    Corporate Controller
                                    (Chief Accounting Officer)