Form 10-K
period 2000-12-31
HOST MARRIOTT L P
filed 2001-04-02
CIK 1061937

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

For the Fiscal Year Ended December 31, 2000         Commission File No. 0-25087

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

                              Title of each class
  Units of limited partnership interest (284,705,092 units outstanding as of
                                March 12, 2001)

   Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      Document Incorporated by Reference
Notice of 2001 Annual Meeting and Proxy Statement of Host Marriott Corporation

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD-LOOKING STATEMENTS

   This annual report on Form 10-K and the information incorporated by reference herein include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this annual report and the information incorporated by reference herein by using words or phrases such as "anticipate", "believe", "estimate", "expect", "intend", "may be", "objective", "plan", "predict", "project" and "will be" and similar words or phrases, or the negative thereof.

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

  . our ability to satisfy complex rules in order for us to qualify as a partnership for federal income tax purposes, for Host Marriott Corporation to qualify as a REIT for federal income tax purposes, and in order for HMT Lessee LLC to qualify as a taxable REIT subsidiary for federal income tax purposes, and our ability to operate effectively within the limitations imposed by these rules; and

  . other factors discussed below under the heading "Risk Factors" and in other filings with the Securities and Exchange Commission.

   Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Items 1 & 2. Business and Properties

   We are a limited partnership, or the "Operating Partnership," owning full service hotel properties. Our sole general partner is Host Marriott Corporation, or "Host REIT," a self-managed and self-administered real estate investment trust. We were formed as a Delaware limited partnership in 1998 as a wholly owned subsidiary of Host Marriott Corporation, a Delaware corporation, in connection with its efforts to reorganize its business operations to qualify as a real estate investment trust, or "REIT," for federal income tax purposes. As part of this reorganization, which we refer to as the REIT conversion, and which is described below in more detail, on

December 29, 1998, Host Marriott and various of its subsidiaries contributed substantially all of their assets to us and we assumed substantially all of their liabilities. As a result, we have succeeded to the hotel ownership business formerly conducted by Host Marriott. We conduct our business as an umbrella partnership REIT, or UPREIT, with Host REIT as our sole general partner. As of December 31, 2000, Host REIT held approximately 78% of our outstanding partnership interests, which we refer to as OP Units. On February 7, 2001, certain limited partners converted 12.5 million OP Units to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. As a result, Host REIT now owns approximately 82% of the Operating Partnership.

   Together with Host REIT, we were formed primarily to continue, in an UPREIT structure, the full service hotel ownership business formerly conducted by Host Marriott and its subsidiaries. We use the name Host Marriott to refer to Host Marriott Corporation, the Delaware corporation, prior to the REIT conversion. Our primary business objective is to provide superior total returns to our unitholders through a combination of distributions, appreciation in net asset value per unit, and growth in funds from operations per unit, or FFO as defined by the National Association of Real Estate Investment Trusts (i.e., net income computed in accordance with generally accepted accounting principles, excluding gains or losses from debt restructuring and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures), by focusing on aggressive asset management and disciplined capital allocation. In addition, we endeavor to:

  . maximize the value of our existing portfolio through an aggressive asset management program which focuses on selectively improving and expanding our hotels;

  . acquire additional existing and newly developed upscale and luxury full service hotels in targeted markets primarily focusing on downtown hotels in core business districts in major metropolitan markets and select airport and resort/convention locations;

  . complete our current development and expansion program, and selectively develop and construct new upscale and luxury full service hotels;

  . regenerate capital through opportunistic asset sales and selectively dispose of noncore assets;

  .  opportunistically pursue other real estate investments.

   As of March 12, 2001, we own 122 hotels, containing approximately 58,000 rooms, located throughout the United States and Canada. The hotels are generally operated under the Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Swissotel brand names. These brand names are among the most respected and widely recognized brand names in the lodging industry.

   Host REIT, our sole general partner, manages all aspects of our business. This includes decisions with respect to:

  .  sales and purchases of hotels;

  .  the financing of the hotels;

  .  the leasing of the hotels; and

  . capital expenditures for the hotels subject to the terms of the leases and the management agreements.

   Host REIT is managed by a Board of Directors and has no employees who are not also our employees.

   Due to certain tax laws restricting REITs from deriving revenues directly from the operations of hotels, during 1999 and 2000 the hotels were leased by us to third party lessees, including primarily Crestline Capital Corporation, or "Crestline", and its subsidiaries, and managed on behalf of the lessees by nationally recognized hotel operators such as Marriott International, Four Seasons, Hyatt, Interstate and other companies.

   The REIT Modernization Act, which was enacted in December 1999, amended the tax laws to permit REITs, effective January 1, 2001, (i) to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary, or

"TRS," and (ii) to own all of the voting stock of such TRS. Effective January 1, 2001, we completed a transaction with Crestline for the termination of the Crestline leases through the purchase of the entities, or "Crestline Lessee Entities", owning the leasehold interests with respect to 116 of our full-service hotels by our wholly-owned TRS for $207 million in cash, including approximately $6 million of legal fees and transfer taxes. In connection therewith, we recorded a non-recurring, pre-tax loss of $207 million during the fourth quarter of 2000, net of an $82 million tax benefit which we have recorded as a deferred tax asset, because for income tax purposes, the acquisition is recorded as an asset that will be amortized over the remaining term of the leases. In addition, the existing working capital of the respective hotels, valued at $90 million as of December 31, 2000, including the existing obligations under the working capital note, was transferred from Crestline to the TRS. Crestline remains the lessee of one of our full-service properties. The transaction simplifies our corporate structure, enables us to better control our portfolio of hotels, and is expected to be accretive to future earnings and cash flows, as the lessee entities have recorded substantial earnings and cash flow in 2000 and 1999, although there can be no guarantee that such results will continue. The TRS will pay rent to us, and will be obligated to the managers for the fees and costs reimbursements under the management agreements. On a consolidated basis, our results of operations beginning in 2001 will reflect the revenues and expenses generated by these hotels rather than rental income.

   The economic trends affecting the hotel industry and the overall economy will be a major factor in generating growth in hotel revenues, and the abilities of the managers will also have a material impact on future hotel level sales and operating profit growth. Our hotel properties may be impacted by inflation through its effect on increasing costs, as well as recent increases in energy costs. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation often can be passed on to customers, particularly in the transient segment. However, an economic downturn may affect the managers' ability to increase room rates. Through our strategic restructuring of our balance sheet, nearly 95% of our debt bears interest at fixed rates, which mitigates the impact of rising interest rates.

   We endeavor to selectively acquire upscale and luxury full service hotel lodging properties that complement our existing portfolio of high-end hotels. Based upon data provided by Smith Travel Research, we believe that our full service hotels outperform the industry's average occupancy rate by a significant margin, averaging 77.5% and 77.7% occupancy for fiscal years 2000 and 1999 compared to a 70.5% and 68.8% average occupancy for our competitive set for 2000 and 1999, respectively. "Our competitive set" refers to hotels in the upscale and luxury full service segment of the lodging industry, the segment which is most representative of our full service hotels, and consists of Crowne Plaza; Doubletree; Hyatt; Hilton; Radisson; Renaissance; Sheraton; Westin; and Wyndham.

   The relatively high occupancy rates of our hotels, along with increased demand for full-service hotel rooms, have allowed the managers of our hotels to increase average daily room rates by selectively raising room rates for certain types of bookings and by minimizing, in specified cases, discounted group business, replacing it with higher-rate group and transient business. For the year ended December 31, 2000, as a percentage of total rooms sold, transient business comprised 59%, group business comprised 38%, and contract business comprised less than 3%. As a result, on a comparable basis, room revenue per available room ("REVPAR") for our full-service properties increased approximately 6.6% in 2000.

   In addition to external growth generated by new acquisitions, we intend to aggressively manage our existing assets by carefully and periodically reviewing our portfolio to identify opportunities to selectively enhance operating performance through major capital improvements.

 Business Strategy

   Our primary business objective is to provide superior total returns to our shareholders through a combination of distributions, appreciation in net asset value per unit, and growth in FFO per unit. In order to achieve this objective we employ the following strategies:

  . acquire existing upscale and luxury full-service hotels as market conditions permit, including Marriott and Ritz-Carlton hotels and other hotels operated by leading management companies such as Four

   Seasons, Hyatt, and Hilton which satisfy our investment criteria, which acquisitions may be completed through various means including transactions where we are already a partner, public and private portfolio transactions, and by entering into joint ventures when we believe our return on investment will be maximized by doing so;

  . complete the development of our existing pipeline, including the 295-room Ritz-Carlton, Naples, Golf Resort, the 50,000 square-foot spa also at the Ritz-Carlton, Naples, and the 200-room expansion of the Memphis Marriott, as well as selectively expand existing properties and develop new upscale and luxury full-service hotels, operated by leading management companies, which satisfy our investment criteria and employ transaction structures which mitigate our risk;

  . maximize the value of our existing portfolio through aggressive asset management, including completing selective capital improvements and expansions that are designed to increase gross hotel sales or improve operations; and

  . regenerate capital through opportunistic asset sales and selectively dispose of noncore assets, including older assets with significant capital needs, assets that are at risk given potential new supply, or assets in slower-growth markets.

   The availability of suitable acquisition candidates that complement our portfolio of high-end hotels has been limited recently due to market conditions. Most products in the market consist of smaller, suburban hotels, and as many luxury hotel owners are choosing to hold on to their assets at this time, competition for the limited number of available properties in the top markets has caused them to be generally not price competitive. However, we believe that acquisitions that meet our stringent criteria will provide the highest and best use of our capital as they become available.

   Our acquisition strategy focuses on the upscale and luxury full-service segments of the market, which we believe will continue to offer opportunities over time to acquire assets at attractive multiples of cash flow and at discounts to replacement value. Our acquisition criteria continues to focus on:

  . properties in difficult to duplicate locations with high costs to prospective competitors, such as hotels located in urban, airport and resort/convention locations;

  . premium brand names, such as Marriott, Ritz-Carlton, Four Seasons, Hilton, and Hyatt;

  . underperforming hotels which can be improved by conversion to high quality brands; and

  . properties which are operated by leading management companies such as Marriott, Ritz-Carlton, Four Seasons, Hilton, and Hyatt.

   In recent years, we have increased our pool of potential acquisition candidates to include select non-Marriott and non-Ritz-Carlton branded hotels which offer long-term growth potential, have high quality managers and are consistent with the overall quality of our portfolio. For example, in December 1998 we acquired a portfolio of hotels consisting of two Ritz-Carlton, two Four Seasons, one Grand Hyatt, three Hyatt Regency and four Swissotel properties.

   Our current portfolio of hotels are operated under the Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Swissotel brand names. In general, based upon data provided by Smith Travel Research, we believe that these premium brands have consistently outperformed the industry. Demonstrating the strength of our portfolio, our comparable properties, consisting of 118 hotels, owned directly or indirectly by us for the entire 2000 and 1999 fiscal years, respectively (excluding one property that sustained substantial fire damage during 2000, two properties where significant expansion at the hotels affected operations, and the Tampa Waterside Marriott, which opened in February 2000), generated a 32% and 33% REVPAR premium over our competitive set for fiscal years 2000 and 1999, respectively.

   Based on the strength of our portfolio of premium hotels, management anticipates that any additional full service properties acquired in the future and converted from other brands to one of our premium brands should achieve increases in occupancy rates and average room rates as the properties begin to benefit from brand name recognition, and national reservation systems and group sales organizations. Since the beginning of fiscal year 1994, we have acquired 15 hotels that we have converted to premium brands.

   We believe we are well qualified to pursue our acquisition and development strategy. Management has extensive experience in acquiring and financing lodging properties and believes its industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating and acquiring hotel assets.

   Our asset management team, which is comprised of professionals with exceptional industry knowledge and relationships, focuses on maximizing the value of our existing portfolio through (i) monitoring property and brand performance; (ii) pursuing expansion and repositioning opportunities; (iii) overseeing capital expenditure budgets and forecasts; (iv) assessing return on investment expenditure opportunities; and (v) analyzing competitive supply conditions in each market.

   In September 1999, the board of directors of Host REIT approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of Host REIT's common stock, OP Units, or Host REIT's Convertible Preferred Securities convertible into a like number of shares of its common stock. Through March 2000, we spent, in the aggregate, approximately $150 million, $62 million in 2000, on repurchases for a total reduction of 16.2 million equivalent units on a fully diluted basis. We have not made any repurchases since that time, but will continue to evaluate the repurchase program based on changes in market conditions and Host REIT's stock price.

The REIT Conversion

   During 1998, Host Marriott and its subsidiaries and affiliates consummated a series of transactions in order to qualify as a REIT for federal income tax purposes. As a result of these transactions, the hotels formerly owned by Host Marriott and its subsidiaries and other affiliates are now owned by us and our subsidiaries, we and our subsidiaries leased substantially all of these hotels to Crestline Capital Corporation, and Marriott International and other hotel operators conducted the day to day management of the hotels pursuant to management agreements with Crestline. Host REIT has elected to be treated as a REIT for federal income tax purposes effective January 1, 1999. The important transactions comprising the REIT conversion are summarized below.

   During 1998, Host Marriott reorganized its hotels and certain other assets so that they were owned by us and our subsidiaries. Host Marriott and its subsidiaries received a number of OP Units equal to the number of then outstanding shares of Host Marriott common stock, and we and our subsidiaries assumed substantially all of the liabilities of Host Marriott and its subsidiaries. As a result of this reorganization and the related transactions described below, Host REIT is our sole general partner and as of December 31, 2000 held approximately 78% of the outstanding OP Units. We and our subsidiaries conduct the hotel ownership business. OP Units owned by holders other than Host REIT are redeemable at the option of the holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from us cash in an amount equal to the market value of one share of Host REIT common stock. However, in lieu of a cash redemption by us, we have the right to acquire any OP Unit offered for redemption directly from the holder thereof in exchange for either one share of Host REIT common stock or cash in an amount equal to the market value of one share of Host REIT common stock. On February 7, 2001, certain limited partners converted 12.5 million OP Units to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. As a result, Host REIT now owns approximately 82% of the outstanding OP Units.

   In connection with the REIT conversion, two taxable corporations were formed in which we own approximately 95% of the economic interest but none of the voting interest. We refer to these two subsidiaries as the non-controlled subsidiaries. The non-controlled subsidiaries hold various assets and related liabilities totaling $354 million and $245 million, respectively, at December 31, 2000, which were originally contributed by Host Marriott and its subsidiaries to us, but whose direct ownership by us or our subsidiaries generally would jeopardize Host REIT's status as a REIT and our status as a partnership for federal income tax purposes. These assets primarily consist of controlling interests in partnerships or other interests in three full-service hotels which are not leased, and specified furniture, fixtures and equipment--also known as FF&E--used in the hotels. We have no control over the operation or management of the hotels or other assets owned by the non-controlled subsidiaries. The Host Marriott Statutory Employee/Charitable Trust acquired all of the voting common stock of each non-controlled subsidiary, representing, in each case, the remaining approximately 5% of the total economic interests in each non-controlled subsidiary. The beneficiaries of the Employee/Charitable Trust are a trust formed for the benefit of specified employees of the operating partnership and the J. Willard and Alice S. Marriott Foundation. During February 2001, the Board of Directors of Host REIT approved the acquisition by our TRS of the interests in the non-controlled subsidiaries held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million in cash. If the transaction is consummated, and there can be no assurance that the transaction will be consummated, on a consolidated basis our results of operations will reflect the revenues and expenses generated by the two taxable corporations, our consolidated balance sheets will include various assets and related liabilities held by the two taxable corporations. Approximately $26 million of the subsidiaries' debt principal matures during 2001. In addition, we will consolidate three additional full-service properties, one located in Missouri, and two located in Mexico City, Mexico.

   Under the terms of the leases, the lessees pay rent to us and our subsidiaries generally equal to the greater of (1) a specified minimum rent or
(2) rent based on specified percentages of different categories of aggregate sales at the relevant hotels. Generally, there is a separate lessee for each hotel property or there is a separate lessee for each group of hotel properties that has separate mortgage financing or has owners in addition to us and wholly owned subsidiaries. The lessees for all but four of our hotels are limited liability companies, formerly wholly-owned subsidiaries of Crestline, each of whose purpose is limited to acting as lessee under an applicable lease. The limited liability company agreements provide that the lessee has full control over the management of the business of the lessee, except with respect to certain decisions for which the consent of other members or the hotel manager is required. In addition, Marriott International or its appropriate subsidiary has a non-economic voting interest on specific matters pertaining to hotels managed by Marriott International or its subsidiaries.

   The leases, through the sales percentage rent provisions, are designed to allow us and our subsidiaries that own our properties to participate in any growth above specified levels in room sales at the hotels, which management expects can be achieved through increases in room rates and occupancy levels. Although the economic trends affecting the hotel industry will be the major factor in generating growth in revenues, the abilities of the lessees and the managers will also have a material impact on future sales growth. In 2001, with 116 of our full-service hotels leased to our wholly-owned TRS, any increases in future earnings and cash flows at the hotels will have a direct, positive effect on our consolidated earnings and cash flows. Our leases have terms ranging from seven to ten years.

   In December 1999, the REIT Modernization Act was enacted, with most provisions effective for taxable years beginning after December 31, 2000, which significantly amends the REIT laws applicable to us and Host REIT. Under the applicable sections of the Internal Revenue Code, as amended by the REIT Modernization Act, and the corresponding regulations that govern the federal income tax treatment of REITs and their shareholders, a REIT must meet certain tests regarding the nature of its income and assets, as follows.

   Qualification of an entity as a taxable REIT subsidiary. Beginning January 1, 2001, a REIT is permitted to own up to 100% of the voting stock of one or more taxable REIT subsidiaries subject to limitations on the value of those subsidiaries. The rents received from such subsidiaries will not be disqualified from being "rents from real property" by reason of the operating partnership's ownership interest in the subsidiary so long as the property is operated on behalf of the taxable REIT subsidiary by an "eligible independent contractor." This enables us to lease our hotels to wholly-owned taxable subsidiaries if the hotels are operated and managed on behalf of such subsidiaries by an independent third party. Under the REIT Modernization Act, taxable REIT subsidiaries are subject to federal income tax.

   Income tests applicable to REITs. In order to maintain qualification as a REIT, two gross income requirements must be satisfied on an annual basis.

  . At least 75% of gross income, excluding gross income from prohibited transactions, must be derived directly or indirectly from investments relating to real property, including "rents from real property", gains on the disposition of real estate, dividends paid by another REIT and interest on obligations secured by mortgages on real property or on interests in real property, or from some types of temporary investments.

  . At least 95% of gross income, excluding gross income from prohibited transactions, must be derived from any combination of income qualifying under the 75% test, dividends, interest, some payments under hedging instruments, and gain from the sale or disposition of stock or securities, including some hedging instruments.

   Rents received from a TRS will qualify as "rents from real property" as long as the leases are true leases and the property is a qualified lodging facility operated by an eligible independent contractor. If rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease (based on relative fair market values), then the portion of rent attributable to such personal property will not qualify as "rents from real property."

   Asset tests applicable to REITs. At the close of each quarter of its taxable year, a REIT must satisfy four tests relating to the nature of its assets.

  . At least 75% of the value of total assets must be represented by real estate assets. Our real estate assets include, for this purpose, our allocable share of real estate assets held by the operating partnership and its non-corporate subsidiaries, as well as stock or debt instruments held for less than one year purchased with the proceeds of a stock or long-term debt offering, cash and government securities.

  . No more than 25% of total assets may be represented by securities other than those in the 75% asset class.

  . Of the investments included in the 25% asset class, the value of any one issuer's securities may not exceed 5% of total assets, and a REIT may not own more than 10% of either the outstanding voting securities or the value of the outstanding securities of any one issuer. Beginning in 2001, this limit does not apply to securities of a TRS.

  . Not more than 20% of total assets may be represented by securities of taxable REIT subsidiaries.

Recent Acquisitions, Developments and Dispositions

   The pace of acquisitions changed significantly in 2000 and 1999 from the previous years. After three years of acquisitions numbering 36, 17, and 24 full service hotels for 1998, 1997 and 1996, respectively, our recent acquisitions were limited due to the availability of suitable acquisition candidates that complement our portfolio of high-end hotels, increased price competition and capital limitations due to weak equity markets for REIT stocks. We believe that acquisitions that meet our stringent criteria will provide the highest and best use of our capital. Future acquisitions are likely to be either public or private portfolio transactions, and transactions where we already hold minority partnership interests. In addition, we believe we can successfully add properties to our portfolio through partnership arrangements with either the seller of the property or the incoming managers.

   During 2000, we acquired a non-controlling partnership interest in the 772-room J.W. Marriott Hotel in Washington, D.C. in which we already held a 17% limited partner interest for $40 million and have the option to purchase an additional 44% limited partnership interest. During 1999, our acquisitions were limited to the acquisition of minority interests in two hotels, where we had previously acquired the controlling interests, for a total consideration of approximately $14 million. We have the financial flexibility and, due to our existing private partnership investment portfolio, the administrative infrastructure in place to accommodate such arrangements. We view this ability as a competitive advantage and expect to enter into similar arrangements to acquire additional properties in the future.

   Also during 2000, we, through our affiliates, formed a joint venture with Marriott International, the "Courtyard Joint Venture," to acquire the partnership interests in Courtyard by Marriott Limited Partnership and Courtyard by Marriott II Limited Partnership for an aggregate payment of approximately $372 million plus interest and legal fees, of which we paid approximately $79 million. The Courtyard Joint Venture acquired 120 Courtyard by Marriott properties totaling 17,554 rooms. The joint venture financed the acquisition with mezzanine indebtedness borrowed from Marriott International and with cash and other assets contributed by our affiliates and Marriott International. The investment was consummated pursuant to a litigation settlement involving the two limited partnerships, in which we, through our affiliates, served as general partner, rather than as a strategic initiative.

   During 2000, we focused our energies on increasing the value of our current portfolio with selective investments, expansions and new developments. We plan to complete our current pipeline of development activity, and selectively expand existing properties and develop new upscale and luxury full-service hotels that complement our quality portfolio in the future. We intend to target only development projects that show promise of providing financial returns that represent a premium to returns from acquisitions. The largest of our recent development projects has been the construction of a 717-room full service Marriott hotel adjacent to the convention center in downtown Tampa, Florida. The hotel, which was completed and opened for business on February 19, 2000, includes 45,000 square feet of meeting space, three restaurants and a 30 slip marina as well as many other amenities. The total development cost of the property was approximately $104 million, excluding a $16 million tax subsidy provided by the City of Tampa.

   At the Orlando Marriott, the addition of a 500-room tower and 15,000 square feet of meeting space was placed in service in June 2000 at an approximate development cost of $88 million, making it the largest hotel in the Marriott system with 2000 rooms. We also have renovated the golf course, added a multi-level parking deck, and upgraded and expanded several restaurants.

   Also under development is a 50,000 square-foot world-class spa at the Ritz-Carlton, Naples, at an estimated development cost of $23 million, scheduled for completion in March 2001. A 295-room Ritz-Carlton Golf Resort in Naples is in process approximately 2 miles from the Ritz-Carlton, Naples, at an estimated development cost of $75 million, with expected completion during the fourth quarter of 2001. The golf resort will also host 15,000 square-feet of meeting space, four food and beverage outlets, and full access to 36 holes of a Greg Norman designed golf course surrounding the hotel. The newly created golf resort, as well as the new spa facility will operate in concert with the 463-room Ritz-Carlton, Naples and on a combined basis will offer travelers an unmatched resort experience. Further, given the close proximity of the properties to each other, we will benefit from cost efficiencies and the ability to capture larger groups.

   We expect to begin a 200-room expansion of the Memphis Marriott, which is located adjacent to a newly-renovated convention center. The property was converted to the Marriott brand upon acquisition in 1998 to capitalize on Marriott's brand name recognition. The project is expected to be completed in 2002 at a total development cost of approximately $16 million.

   Also during 2000, we focused on aggressively managing our existing assets, including completing approximately $21 million in projects that are expected to provide internal rates of return in excess of 24%. Major projects completed during the year include a renovation of the guest rooms and public space at the Boston Marriott Newton, a conversion of a rooftop ballroom to high-end catering and meeting space at the Marina Beach Marriott, and a conversion of lounge space to flexible meeting space at the Ft. Lauderdale Marina Marriott.

   We also accomplished various projects to enhance revenues, control expenses, and enhance technology at the hotels. During 2000, we added approximately 36,000 square feet of meeting space and 200 premium-priced rooms to the portfolio, and approved new parking contracts at four of our properties. We authorized utility conservation efforts including energy management strategies at five properties, the closing of several unprofitable food and beverage outlets, and the development of a program to review labor models. We also approved internet connectivity solutions and in-room portal and entertainment options to better meet the technology needs of our customers.

   Through subsidiaries we currently own four Canadian properties, with 1,636 rooms. International acquisitions are limited due to the difficulty in meeting our stringent return criteria. However, we intend to continue to evaluate acquisition opportunities in Canada and other international locations. The overbuilding and economic stress experienced in some European and Pacific Rim countries may eventually lead to additional international acquisition opportunities. We will acquire international properties only when we believe such acquisitions achieve satisfactory returns after adjustments for currency and country risks.

   We will also consider from time to time selling hotels that do not fit our long-term strategy, or otherwise meet our ongoing investment criteria, including for example, hotels in some suburban locations, hotels that require significant future capital improvement and other underperforming assets. The net proceeds from any such sales will be reinvested in upscale and luxury hotels more consistent with our strategy or otherwise applied in a manner consistent with our investment strategy (which may include the purchase of securities) at the time of sale. We did not dispose of any hotels during 2000. The following table summarizes our 1999 dispositions (in millions, except in number of rooms):

                                                                      Pre-tax
                                                          Total     Gain (Loss)
Property                           Location     Rooms Consideration on Disposal
--------                           --------     ----- ------------- -----------
Minneapolis/Bloomington
 Marriott....................  Bloomington, MN   479       $35          $10
Saddle Brook Marriott........  Saddle Brook, NJ  221        15            3
Marriott's Grand Hotel Resort
 and Golf Club...............  Point Clear, AL   306        28           (2)
The Ritz-Carlton, Boston.....  Boston, MA        275       119           15
El Paso Marriott.............  El Paso, TX       296         1           (2)

Hotel Lodging Industry

   The lodging industry posted moderate gains in 2000 and 1999 as higher average daily rates drove strong increases in REVPAR, which measures daily room revenues generated on a per room basis. This does not include food and beverage or other ancillary revenues generated by the property. REVPAR represents the product of the average daily room rate charged and the average daily occupancy achieved. Previously, the upper upscale sector of the lodging industry benefited from a favorable supply/demand imbalance, driven in part by low construction levels combined with high gross domestic product, or GDP, growth. However, during 1998 through 2000, supply moderately outpaced demand, causing slight declines in occupancy rates in the sector in which we operate.

   According to Smith Travel Research, occupancy in our brands' competitive set consisting of Crowne Plaza; Doubletree; Hyatt; Hilton; Radisson; Renaissance; Sheraton; Westin; and Wyndham increased 2.5% for the year ended December 31, 2000. Within our competitive set, the slight increase in occupancy during 2000 was reinforced by a 5.0% increase in average daily rate which generated a 7.4% increase in REVPAR.

   The current amount of excess supply growth in the upper-upscale and luxury portions of the full-service segment of the lodging industry is beginning to moderate and has been much less severe than that experienced in the lodging industry in other economic downturns, in part because of the greater financial discipline and lending practices imposed by financial institutions and public markets today relative to those during the late 1980's.

   The occupancy rates and average daily rates commanded by our properties have exceeded both the industry as a whole and the upper-upscale and luxury full service segment. The attractive locations of our hotels, the limited availability of new building sites for new construction of competing full service hotels, and the lack of availability of financing for new full service hotels has allowed us to maintain REVPAR and average daily rate premiums over our competitors in these service segments. For our comparable hotels, average daily rates increased 6.3% in 2000. The increase in average daily rate helped generate a strong increase in comparable hotel

REVPAR of 6.6% for the same period. Furthermore, because our lodging operations have a high fixed-cost component, increases in REVPAR generally yield greater percentage increases in our earnings and cash flows. As a result of our acquisition of the Crestline Lessee Entities with respect to 116 of our full-service hotels, effective January 1, 2001 any change in earnings and cash flow levels at those properties (which formerly were leased to Crestline) will have a direct effect on our consolidated earnings and cash flows.

   The relative balance between supply and demand growth may be influenced by a number of factors including growth of the economy, interest rates, unique local considerations and the relatively long lead time to develop urban, convention and resort hotels. We believe that growth in room supply in upper-upscale sector in which we operate will continue to exceed room demand growth through 2001. However, we believe that during 2001 and 2002, supply growth will begin to decrease, as the lack of availability of development financing slows new construction. We further believe that demand growth will begin to increase during 2001 and 2002. However, some economists are predicting an economic slowdown in 2001, which could lead to substantial decreases in demand. There can be no assurance that growth in supply will decrease, or that REVPAR and EBITDA will continue to improve.

Hotel Lodging Properties

   Our lodging portfolio, as of March 12, 2001, consists of 122 upscale and luxury full service hotels containing approximately 58,000 rooms. Our hotel lodging properties represent quality upscale and luxury assets in the full service segment. Our hotel properties are currently operated under various premium brands including Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt, and Swissotel brand names.

   Our hotels average approximately 478 rooms. Thirteen of our hotels have more than 750 rooms. Hotel facilities typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops and parking facilities. Our hotels primarily serve business and pleasure travelers and group meetings at locations in urban, airport, resort convention and suburban locations throughout the United States. The properties are generally well situated in locations where there are significant barriers to entry by competitors including downtown areas of major metropolitan cities, at airports and resort/convention locations where there are limited or no development sites. The average age of the properties is 17 years, although many of the properties have had substantial renovations or major additions.

   To maintain the overall quality of our lodging properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. For fiscal years 2000, 1999 and 1998 we spent $230 million, $197 million and $165 million, respectively, on capital improvements to existing properties. As a result of these expenditures, we expect to maintain high quality rooms, restaurants and meeting facilities at our properties.

   In addition to acquiring and maintaining superior assets, a key part of our strategy is to have the hotels managed by leading management companies. As of March 12, 2001, 100 of our 122 hotel properties were managed by subsidiaries of Marriott International as Marriott or Ritz-Carlton brand hotels and an additional nine hotels are part of Marriott International's full-service hotel system through franchise agreements. The remaining hotels are managed by leading management companies including Four Seasons, Hilton, and Hyatt. Our properties have reported annual increases in REVPAR since 1993. Based upon data provided by Smith Travel Research, our comparable properties, as previously defined, have an approximate 5 and 6 percentage point occupancy premium and an approximate 32% and 33% REVPAR premium over the competitive set for fiscal years 2000 and 1999, respectively.

   The chart below sets forth performance information for our comparable properties:

                                                                 2000    1999
                                                                ------- -------
   Comparable Full-Service Hotels(1)
   Number of properties........................................     118     118
   Number of rooms.............................................  53,899  53,899
   Average daily rate.......................................... $157.96 $148.61
   Occupancy percentage........................................   78.2%   77.9%
   REVPAR...................................................... $123.50 $115.82
   REVPAR % change.............................................    6.6%     --

--------
(1) Consists of 118 properties owned, directly or indirectly, by us for the entire 2000 and 1999 fiscal years, respectively, excluding one property that sustained substantial fire damage during 2000, two properties where significant expansion at the hotels affected operations, and the Tampa Waterside Marriott, which opened in February 2000. These properties, for the respective periods, represent the "comparable properties."

   The chart below presents some performance information for our entire portfolio of full-service hotels:

                                                                1999     1998
                                                       2000      (1)      (2)
                                                      -------  -------  -------
   Number of properties..............................     122      121      126
   Number of rooms...................................  58,373   57,086   58,445
   Average daily rate................................ $157.93  $149.51  $140.36
   Occupancy percentage..............................    77.5%    77.7%    77.7%
   REVPAR............................................ $122.43  $116.13  $109.06

--------
(1) The property statistics and operating results include operations for the Minneapolis/Bloomington Marriott, the Saddle Brook Marriott, Marriott's Grand Hotel Resort and Golf Club, The Ritz-Carlton, Boston, and the El Paso Marriott, which were sold at various times throughout 1999, through the date of sale.
(2) The property statistics are as of December 31, 1998 and include 25 properties (9,965 rooms) acquired during that month.

   The following table presents performance information for our comparable properties by geographic region for 2000 and 1999:

                                 As of
                           December 31, 2000   Year Ended December 31, 2000 Year Ended December 31, 1999
                         --------------------- ---------------------------- ----------------------------
                                     Average
                          Number    Number of   Average   Average            Average   Average
Geographic Region        of Hotels Guest Rooms Occupancy Daily Rate REVPAR  Occupancy Daily Rate REVPAR
-----------------        --------- ----------- --------- ---------- ------- --------- ---------- -------
Atlanta.................     11        486       72.4%    $158.54   $114.75   74.7%    $148.78   $111.12
Florida.................     11        443       77.1      155.04    119.53   77.5      147.10    113.95
Mid-Atlantic............     17        364       75.9      145.42    110.33   75.8      132.80    100.69
Midwest.................     14        358       75.2      141.00    106.03   76.6      132.75    101.71
New York................      9        642       87.5      228.99    200.39   87.0      212.25    184.70
Northeast...............     11        390       76.8      138.28    106.15   77.2      129.93    100.32
South Central...........     18        506       78.1      125.55     98.01   76.5      123.44     94.45
Western.................     27        492       79.6      164.43    130.94   78.2      154.26    120.60
Average--All regions....    118        456       78.2      157.96    123.50   77.9      148.61    115.82

   During 2000 and 1999, our foreign operations consisted of four full-service hotel properties located in Canada. During 1998, our foreign operations consisted of the four full-service properties in Canada as well as two full-service properties in Mexico. During 2000, 1999, and 1998, respectively, 98%, 98%, and 97% of total revenues were attributed to sales within the United States, and 2%, 2%, and 3% of total revenues were attributed to foreign countries.

   Prior to 1997, we divested certain limited-service hotel properties through the sale and leaseback of 53 Courtyard properties and 18 Residence Inn properties. The Courtyard and Residence Inn properties are subleased to subsidiaries of Crestline under sublease agreements and are managed by Marriott International under long-term management agreements. During 2000, limited-service properties represented less than 1% of our EBITDA from hotel properties. Lease revenues for the 71 properties that we sub-lease are reflected in our revenues in 2000 and 1999, while gross property-level sales were reflected previous to that.

   During 2000, the Courtyard Joint Venture, which was formed by us (through our non-controlled subsidiary) and Marriott International, acquired the partnership interests in Courtyard by Marriott Limited Partnership and Courtyard by Marriott II Limited Partnership, which collectively own 120 Courtyard by Marriott properties totaling 17,554 rooms. We own, through our affiliates, a 50% non-controlling interest in the joint venture.

   The following table sets forth the location and number of rooms of our 122 hotels as of March 1, 2001. All of the properties are currently leased to our wholly-owned taxable REIT subsidiary, unless otherwise indicated.

Location                                                                   Rooms
--------                                                                   -----
Arizona
 Mountain Shadows Resort..................................................   337
 Scottsdale Suites........................................................   251
 The Ritz-Carlton, Phoenix................................................   281
California
 Coronado Island Resort(1)................................................   300
 Costa Mesa Suites........................................................   253
 Desert Springs Resort and Spa............................................   884
 Fullerton(1).............................................................   224
 Hyatt Regency, Burlingame................................................   793
 Manhattan Beach(1)(2)....................................................   380
 Marina Beach(1)..........................................................   370
 Newport Beach............................................................   586
 Newport Beach Suites.....................................................   250
 Ontario Airport(2).......................................................   299
 Sacramento Airport(3)....................................................    85
 San Diego Marriott Hotel and Marina(1)(2)(3)............................. 1,355
 San Diego Mission Valley(2)(3)...........................................   350
 San Francisco Airport....................................................   684
 San Francisco Fisherman's Wharf..........................................   285
 San Francisco Moscone Center(1).......................................... 1,498
 San Ramon(1).............................................................   368
 Santa Clara(1)...........................................................   755
 The Ritz-Carlton, Marina del Rey(1)......................................   306
 The Ritz-Carlton, San Francisco..........................................   336
 Torrance.................................................................   487
Colorado
 Denver Southeast(1)......................................................   590
 Denver Tech Center.......................................................   625
 Denver West(1)...........................................................   305
 Marriott's Mountain Resort at Vail.......................................   349
Connecticut
 Hartford/Farmington......................................................   380
 Hartford/Rocky Hill(1)...................................................   251
Florida
 Fort Lauderdale Marina...................................................   580
 Harbor Beach Resort(1)(2)(3).............................................   637
 Jacksonville(1)..........................................................   256
 Miami Airport(1).........................................................   782
 Miami Biscayne Bay(1)....................................................   605
 Orlando World Center..................................................... 2,000
 Palm Beach Gardens.......................................................   279
 Singer Island Hilton.....................................................   223
 Tampa Airport(1).........................................................   295
 Tampa Waterside..........................................................   717
 Tampa Westshore(1).......................................................   309
 The Ritz-Carlton, Amelia Island..........................................   449
 The Ritz-Carlton, Naples.................................................   463
Georgia
 Atlanta Marriott Marquis................................................. 1,671
 Atlanta Midtown Suites(1)................................................   254

Location                                                                   Rooms
--------                                                                   -----
Georgia (continued)
 Atlanta Norcross.........................................................   222
 Atlanta Northwest........................................................   401
 Atlanta Perimeter(1).....................................................   400
 Four Seasons, Atlanta....................................................   246
 Grand Hyatt, Atlanta.....................................................   438
 JW Marriott Hotel at Lenox(1)............................................   371
 Swissotel, Atlanta.......................................................   348
 The Ritz-Carlton, Atlanta................................................   447
 The Ritz-Carlton, Buckhead...............................................   553
Illinois
 Chicago/Deerfield Suites.................................................   248
 Chicago/Downers Grove Suites.............................................   254
 Chicago/Downtown Courtyard...............................................   334
 Chicago O'Hare...........................................................   681
 Chicago O'Hare Suites(1).................................................   256
 Swissotel, Chicago.......................................................   630
Indiana
 South Bend(1)............................................................   300
Louisiana
 New Orleans.............................................................. 1,290
Maryland
 Bethesda(1)..............................................................   407
 Gaithersburg/Washingtonian Center........................................   284
Massachusetts
 Boston/Newton............................................................   430
 Hyatt Regency, Cambridge.................................................   469
 Swissotel, Boston........................................................   498
Michigan
 The Ritz-Carlton, Dearborn...............................................   308
 Detroit Livonia..........................................................   224
 Detroit Romulus..........................................................   245
 Detroit Southfield.......................................................   226
Minnesota
 Minneapolis City Center..................................................   583
 Minneapolis Southwest(2)(3)..............................................   320
Missouri
 Kansas City Airport(1)...................................................   382
New Hampshire
 Nashua...................................................................   251
New Jersey
 Hanover..................................................................   353
 Newark Airport(1)........................................................   591
 Park Ridge(1)............................................................   289
New Mexico
 Albuquerque(1)...........................................................   411
New York
 Albany(2)(3).............................................................   359
 New York Marriott Financial Center.......................................   504
 New York Marriott Marquis(1)............................................. 1,944
 Marriott World Trade Center (1)..........................................   820
 Swissotel, The Drake.....................................................   494

Location                                                                   Rooms
--------                                                                   -----
North Carolina
 Charlotte Executive Park.................................................   298
 Greensboro/Highpoint(1)..................................................   299
 Raleigh Crabtree Valley..................................................   375
 Research Triangle Park...................................................   224
Ohio
 Dayton...................................................................   399
Oklahoma
 Oklahoma City............................................................   354
 Oklahoma City Waterford(2)...............................................   197
Oregon
 Portland.................................................................   503
Pennsylvania
 Four Seasons, Philadelphia...............................................   364
 Philadelphia Convention Center(1)(2)..................................... 1,408
 Philadelphia Airport(1)..................................................   419
 Pittsburgh City Center(1)(2).............................................   400
Tennessee
 Memphis..................................................................   403
Texas
 Dallas/Fort Worth Airport................................................   492
 Dallas Quorum(1).........................................................   547
 Houston Airport(1).......................................................   565
 Houston Medical Center(1)................................................   386
 JW Marriott Houston......................................................   514
 Plaza San Antonio(1).....................................................   252

Location                                                                  Rooms
--------                                                                  ------
Texas (continued)
 San Antonio Rivercenter(1)..............................................  1,001
 San Antonio Riverwalk(1)................................................    513
Utah
 Salt Lake City(1).......................................................    510
Virginia
 Dulles Airport(1).......................................................    368
 Fairview Park...........................................................    395
 Hyatt Regency, Reston...................................................    514
 Key Bridge(1)...........................................................    588
 Norfolk Waterside(1)....................................................    404
 Pentagon City Residence Inn.............................................    300
 The Ritz-Carlton, Tysons Corner(1)......................................    398
 Washington Dulles Suites................................................    254
 Westfields..............................................................    335
 Williamsburg............................................................    295
Washington
 Seattle SeaTac Airport..................................................    459
Washington, DC
 Washington Metro Center.................................................    456
Canada
 Calgary.................................................................    380
 Toronto Airport(2)......................................................    423
 Toronto Eaton Center(1).................................................    459
 Toronto Delta Meadowvale................................................    374
                                                                          ------
TOTAL.................................................................... 58,373
                                                                          ======

--------
(1) The land on which this hotel is built is leased under one or more long-term lease agreements.
(2)   This property is not wholly owned by the operating partnership.
(3)   This property is not leased to our TRS.

Investments in Affiliated Partnerships

   We also maintain investments in several partnerships that own hotel properties. Typically, we and certain of our subsidiaries manage our partnership investments and through a combination of general and limited partnership interests, conduct the partnership services business. As previously discussed, during 2000 we acquired a non-controlling interest in the partnership that owns the J.W. Marriott Hotel in Washington, D.C. In connection with the REIT conversion, Rockledge Hotel Properties and Fernwood Hotel Assets were formed as non-controlled subsidiaries to hold various assets, the direct ownership of which by us or the operating partnership could jeopardize Host REIT's status as a REIT or our treatment as a partnership for federal income tax purposes. As of December 31, 2000, substantially all of our general and limited partner interests in partnerships owning 208 limited-service properties (including nearly all of our interests in the Courtyard Joint Venture) and four full-service hotels were held by our two non-controlled subsidiaries.

   The partnership hotels are currently operated under management agreements with Marriott International or its subsidiaries. As the general partner, we oversee and monitor Marriott International and its subsidiaries' performance pursuant to these agreements. Additionally, we are responsible for the payment of partnership obligations from partnership funds, preparation of financial reports and tax returns and communications with lenders, limited partners and regulatory bodies. As the general partner, we are reimbursed for the cost of providing these services subject to limitations in certain cases. Cash distributions provided from these partnerships are tied to the overall performance of the underlying properties and the overall level of debt. Distributions from these partnerships to us were $1.3 million in 2000 and $2 million in 1998. There were no distributions in 1999. All debt of these partnerships is nonrecourse to us and our subsidiaries, except that we are contingently liable under various guarantees of debt obligations of certain of the limited-service partnerships.

Marketing

   As of March 1, 2001, 100 of our 122 hotel properties are managed by subsidiaries of Marriott International as Marriott or Ritz-Carlton brand hotels and an additional nine hotels are part of Marriott International's full-service hotel system through franchise agreements. The remaining hotels are managed primarily by Four Seasons, Hilton, Hyatt, and Swissotel.

   We believe that our properties will continue to enjoy competitive advantages arising from their participation in the Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Swissotel hotel systems. The national marketing programs and reservation systems of each of these managers, as well as the advantages of strong customer preference for these upper-upscale and luxury brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business is enhanced by guest rewards programs offered by Marriott, Ritz-Carlton, Hilton, Hyatt, and Swissotel. Each of the managers maintains national reservation systems that provide reservation agents with complete descriptions of the rooms available and up-to-date rate information from the properties. Our website (www.hostmarriott.com) currently permits users to connect to the Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt, and Swissotel reservation systems to reserve rooms in our hotels.

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

 Segment                              Representative Participants
 -------                              ---------------------------
 Luxury Full-Service................. Ritz-Carlton; Four Seasons
 Upscale Full-Service................ Crown Plaza; Doubletree; Hyatt; Hilton;
                                      Marriott Hotels, Resort and Suites;
                                      Radisson; Renaissance; Sheraton;
                                      Swissotel; Westin; Wyndham

Seasonality

   Our hotel revenues have traditionally experienced significant seasonality. Additionally, hotel revenues in the fourth quarter reflect sixteen weeks of results compared to twelve weeks for the first three quarters of the fiscal year. Average hotel sales by quarter over the years 1998 through 2000 for our lodging properties are as follows:

       First Quarter      Second Quarter       Third Quarter       Fourth Quarter
       -------------      --------------       -------------       --------------
            22%                24%                  22%                 32%

Other Real Estate Investments

   We have lease and sublease activity relating primarily to Host Marriott's former restaurant operations. Additionally, we have lease activity related to certain office space that we own in Atlanta, Chicago, and San Francisco which is included in other revenues in our statements of operations.

Employees

   Currently, we have approximately 201 management employees, and approximately 14 other employees who are covered by a collective bargaining agreement that is subject to review and renewal on a regular basis. We believe that we and our managers have good relations with labor unions and have not experienced any material business interruptions as a result of labor disputes.

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

   The lessees lease the hotels from us or our subsidiaries. Upon leasing the hotels, the lessees assumed substantially all of the obligations of such subsidiaries under the management agreements between those entities and other companies that currently manage the hotels. As a result of their assumptions of obligations under the management agreements, the lessees have substantially all of the rights and obligations of the "owners" of the hotels under the management agreements for the period during which the leases are in effect (including the obligation to pay the management fees and other fees thereunder) and hold the lessor harmless with respect thereto. The lessors remain liable for all obligations under the management agreements. As previously discussed, effective January 1, 2001, the lessor leases 116 of our full-service hotels to subsidiaries of a wholly-owned TRS. Therefore, through our wholly-owned subsidiary, we have assumed the rights and obligations of the "owners" under the management agreements with respect to the 116 hotels.

  . General. Under each management agreement the manager provides complete management services to the applicable lessees in connection with its management of such lessee's hotels.

  . Operational services. The managers are responsible for the activities necessary for the day-to-day operation of the hotels, including establishment of all room rates, the processing of reservations, procurement of inventories, supplies and services, periodic inspection and consultation visits to the hotels by the managers' technical and operational experts and promotion and publicity of the hotels. The manager receives compensation from the lessee in the form of a base management fee and an incentive management fee, which are normally calculated as percentages of gross revenues and operating profits, respectively.

  .     Executive supervision and management services. The managers provide all managerial and other employees for the hotels; review the operation and maintenance of the hotels; prepare reports, budgets and projections; provide other administrative and accounting support services, such as planning and policy services, financial planning, divisional financial services, risk planning services, product planning and development, employee planning, corporate executive management, legislative and governmental representation and certain in-house legal services; and protect trademarks, trade-names and service marks. The manager also provides a national reservations system.

  . Chain services. The management agreements require the manager to furnish chain services that are furnished generally on a central or regional basis. Such services include: (1) the development and operation of computer systems and reservation services, (2) administrative services, marketing and sales services, training services, manpower development and relocation costs of personnel and
      (3) such additional central services as may from time to time be more efficiently performed on a group level. Costs and expenses incurred in providing such services are required to be allocated among all hotels managed by the manager or its affiliates and each applicable lessee is required to reimburse the manager for its allocable share of such costs and expenses.

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

  . Building alterations, improvements and renewals. The management agreements require the manager to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel. Such estimate must be submitted to the lessor and the lessee for their approval. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager's reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition or in accordance with Marriott standards. The cost of the foregoing is paid from the FF&E reserve account; to the extent that there are insufficient funds in such account, the lessor is required to pay any shortfall.

  . Service marks. During the term of the management agreements, the service mark, symbols and logos currently used by the manager and its affiliates, may be used in the operation of the hotels. Marriott International, Four Seasons, Hilton, Hyatt, and Swissotel intend to retain their legal ownership of these marks. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

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

  . Assignment of management agreements. The management agreements applicable to each hotel have been assigned to the applicable lessee for the term of the lease of such hotel. As previously discussed, virtually all of our full-service hotels were leased to Crestline during 1999 and 2000, and are now leased to subsidiaries of our wholly-owned TRS as a result of our acquisition of the Crestline Lessee Entities during January 2001. The lessee is obligated to perform all of the obligations of the lessor under the management agreement during the term of its lease, other than specified retained obligations including, without limitation, payment of real property taxes, property casualty insurance and ground rent, and maintaining a reserve fund for FF&E replacements and capital expenditures, for which the lessor retains responsibility. Although the lessee has assumed obligations of the lessor under the management agreement, the lessor is not released from its obligations and, if the lessee fails to perform any obligations, the manager will be entitled to seek performance by or damages from the lessor. If the lease is terminated for any reason, any new or successor lessee must meet certain requirements for an approved lessee or otherwise be acceptable to the manager.

Non-competition agreements

   We agreed with Crestline that until December 31, 2003, we would not purchase, finance or otherwise invest in senior living communities, or act as an agent or consultant with respect to any of the foregoing activities, except for acquisitions of communities which represent an immaterial portion of a merger or similar transaction or for minimal portfolio investments in other entities. In connection with the acquisition of the Crestline Lessee Entities, the non-competition agreement was terminated effective January 1, 2001 and thereafter.

   We agreed with Marriott International that until June 21, 2007, we would not operate, manage or franchise (as franchisor) senior living facilities or invest, finance or act as an agent or consultant with respect to any of the foregoing activities, except for acquisitions of entities engaged in such operating, management or franchising activities if such activities are terminated or divested within 12 months of such acquisition or for minimal portfolio investments in such entities and except for operating or managing senior living facilities for a transitional period or up to 12 months in connection with a change in the operator or manager of such facility.

Risk Factors

   The following risk factors should be carefully considered by prospective investors.

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

   There are possible differing fiduciary duties of Host Marriott, as the general partner, and the Board of Directors of Host Marriott. Host Marriott, as the general partner of the operating partnership, and the Board of Directors of Host Marriott, respectively, owe fiduciary duties to their constituent owners. Although some courts have interpreted the fiduciary duties of the Board of Directors in the same way as the duties of a general partner in a limited partnership, it is unclear whether, or to what extent, there are differences in such fiduciary duties. It is possible that the fiduciary duties of the directors of Host Marriott to the shareholders may be less than those of Host Marriott, as the general partner of the operating partnership, to the holders of OP Units.

Risks of ownership of Host REIT common stock

   There are limitations on the acquisition of Host REIT common stock and changes in control. The charter and bylaws of Host REIT, our partnership agreement, Host REIT's shareholder rights plan and the Maryland General Corporation Law contain a number of provisions that could delay, defer or prevent a transaction or a change in control of Host REIT that might involve a premium price for Host REIT's shareholders or otherwise be in their best interests, including the following:

     Ownership limit. The 9.8% ownership limit described under "--There are possible adverse consequences of limits on ownership of our common stock" below may have the effect of precluding a change in control of Host REIT by a third party without the consent of Host REIT's Board of Directors, even if such change in control would be in the interest of Host REIT's shareholders, and even if such change in control would not reasonably jeopardize Host REIT's REIT status.

     Staggered board. Host REIT's charter provides that Host REIT's Board of Directors will consist of nine members and can be increased or decreased after that according to Host REIT's bylaws, provided that the total number of directors is not less than three nor more than 13. Pursuant to Host REIT's bylaws, the number of directors will be fixed by Host REIT's Board of Directors within the limits in Host REIT's charter. Host REIT's Board of Directors is divided into three classes of directors. Directors for each class are chosen for a three-year term when the term of the current class expires. The staggered terms for directors may affect Host REIT shareholders' ability to effect a change in control of Host REIT, even if a change in control would be in the interest of Host REIT's shareholders. Currently, there are nine directors.

     Removal of board of directors. Host REIT's charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than Host REIT's common stock, directors may be removed only for cause and only by the affirmative vote of Host REIT shareholders holding at least two-thirds of Host REIT's outstanding shares entitled to be cast for the election of directors. Vacancies on the Board of Directors may be filled by the concurring vote of a majority of the remaining directors and, in the case of a vacancy resulting from the removal of a director by the shareholders, by at least two-thirds of all the votes entitled to be cast in the election of directors.

     Preferred shares; classification or reclassification of unissued shares of capital stock without shareholder approval. Host REIT's charter provides that the total number of shares of stock of all classes which Host REIT has authority to issue is 800,000,000, initially consisting of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 8,160,000 have been issued. Host REIT's Board of Directors has the authority, without a vote of its shareholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. The issuance of preferred shares or other shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of Host REIT's shareholders. Because Host REIT's Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, Host REIT's Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of Host REIT's common stock.

     Consent rights of the limited partners. Under our partnership agreement, Host REIT generally will be able to merge or consolidate with another entity with the consent of partners holding percentage interests that are more than 50% of the aggregate percentage interests of the outstanding limited partnership interests entitled to vote on the merger or consolidation, including any limited partnership interests held by Host REIT, as long as the holders of limited partnership interests either receive or have the right to receive the same consideration as Host REIT shareholders. Host REIT, as holder of a majority of the limited partnership interests, would be able to control the vote. Under Host REIT's charter, holders of at least two-thirds of Host REIT's outstanding shares of common stock generally must approve the merger or consolidation.

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

     Maryland control share acquisition law. Under the Maryland General Corporation Law, "control shares" acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror and by officers or directors who are employees of the corporation. "Control shares" are voting shares which, if aggregated with all other such shares previously acquired by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-fifth or more but less than one-third, (2) one-third or more but less than a majority or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A "control share acquisition" means the acquisition of control shares, subject to specified exceptions. Host REIT is subject to these control share provisions of Maryland law, subject to an exemption for Marriott International pursuant to its purchase right. See "Risks of ownership of our common stock--Marriott International purchase right."

     Merger, consolidation, share exchange and transfer of Host REIT's assets. Pursuant to Host REIT's charter, subject to the terms of any outstanding class or series of capital stock, Host REIT can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer our assets within the meaning of the Maryland General Corporation Law if approved (1) by Host REIT's Board of Directors in the manner provided in the Maryland General Corporation Law and (2) by Host REIT's shareholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of Host REIT with or into a trust organized for the purpose of changing its form of organization from a corporation to a trust requires only the approval of Host REIT's shareholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specified mergers may be approved without a vote of shareholders and a share exchange is only required to be approved by a Maryland corporation by its Board of Directors. Host REIT's voluntary dissolution also would require approval of shareholders holding two-thirds of all the votes entitled to be cast on the matter.

     Amendments to Host REIT's charter and bylaws. Host REIT's charter contains provisions relating to restrictions on transferability of Host REIT's common stock, the classified Board of Directors, fixing the size of Host REIT's Board of Directors within the range set forth in Host REIT's charter, removal of directors and the filling of vacancies, all of which may be amended only by a resolution adopted by the

  Board of Directors and approved by Host REIT's shareholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, Host REIT's charter and bylaws provide that directors have the exclusive right to amend Host REIT's bylaws. Amendments of this provision of Host REIT's charter also would require action of Host REIT's Board of Directors and approval by shareholders holding two-thirds of all the votes entitled to be cast on the matter.

     Marriott International purchase right. As a result of our spin-off of Marriott International in 1993, Marriott International has the right to purchase up to 20% of each class of Host REIT's outstanding voting shares at the then fair market value when specific change of control events involving Host REIT occur, subject to specified limitations to protect Host REIT's REIT status. The Marriott International purchase right may have the effect of discouraging a takeover of Host REIT, because any person considering acquiring a substantial or controlling block of Host REIT's common stock will face the possibility that its ability to obtain or exercise control would be impaired or made more expensive by the exercise of the Marriott International purchase right.

     Shareholder rights plan. Host REIT adopted a shareholder rights plan which provides, among other things, that when specified events occur, their shareholders will be entitled to purchase from Host REIT a newly created series of junior preferred shares, subject to Host REIT's ownership limit described below. The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of Host REIT's outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 20% or more of Host REIT's outstanding common stock. The preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire Host REIT on terms not approved by Host REIT's Board of Directors.

   There are possible adverse consequences of limits on ownership of Host REIT common stock. To maintain its qualification as a REIT for federal income tax purposes, not more than 50% in value of Host REIT's outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include some entities. In addition, a person who owns, directly or by attribution, 10% or more of an interest in a tenant of Host REIT, or a tenant of any partnership in which Host REIT is a partner, cannot own, directly or by attribution, 10% or more of Host REIT's shares without jeopardizing Host REIT's qualification as a REIT. Primarily to facilitate maintenance of Host REIT's qualification as a REIT for federal income tax purposes, the ownership limit under Host REIT's charter prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group, of more than 9.8% of the issued and outstanding shares of Host REIT's common stock, subject to an exception for shares of Host REIT's common stock held prior to the REIT conversion so long as the holder would not own more than 9.9% in value of Host REIT's outstanding shares after the REIT conversion, and prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person, or persons acting as a group, of more than 9.8% of the issued and outstanding shares of any class or series of Host REIT's preferred shares. Together, these limitations are referred to as the "ownership limit." Host REIT's Board of Directors, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as "individuals" for purposes of the Internal Revenue Code if it is satisfied, based upon information required to be provided by the party seeking the waiver and upon an opinion of counsel satisfactory to Host REIT's Board of Directors, that ownership in excess of this limit will not cause a person who is an individual to be treated as owning shares in excess of the ownership limit, applying the applicable constructive ownership rules, and will not otherwise jeopardize Host REIT's status as a REIT for federal income tax purposes (for example, by causing any of Host REIT's tenants to be considered a "related party tenant" for purposes of the REIT qualification rules). Common stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the person who acquired such common stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote such shares of common stock or to receive any proceeds from the subsequent sale thereof in excess of the lesser of the price paid therefor or the amount realized from such sale. A transfer of shares of Host REIT's common stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of Host REIT's common stock in excess of the ownership limit. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect the shareholders' ability to realize a premium over the then-prevailing market price for Host REIT's common stock in connection with such transaction.

   We depend on external sources of capital for future growth. As with other REITs, but unlike corporations generally, Host REIT's and our ability to reduce our debt and finance our growth largely must be funded by external sources of capital because Host REIT generally will have to distribute to its shareholders 90% of its taxable income in order to qualify as a REIT, including taxable income where it does not receive corresponding cash. For taxable years prior to January 1, 2001, Host REIT was required to distribute 95% of its taxable income to qualify as a REIT. Our access to external capital will depend upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings, cash distributions and the market price of Host REIT's common stock. Currently, our access to external capital has been limited to the extent that Host REIT's common stock is trading at what we believe is a discount to its estimated net asset value.

   Shares of Host REIT common stock that are or become available for sale could affect the price for shares of Host REIT common stock. Sales of a substantial number of shares of Host REIT's common stock, or the perception that sales could occur, could adversely affect prevailing market prices for Host REIT's common stock. In addition, holders of our outside OP Units, who redeem their OP Units and receive common stock will be able to sell such shares freely, unless the person is our affiliate and resale of such affiliate's shares is not covered by an effective registration statement. There are currently approximately 50.7 million outside OP Units outstanding, all of which are currently redeemable. Further, a substantial number of shares of Host REIT's common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans, including shares of Host REIT's common stock reserved for options, and these shares of common stock would be available for sale in the public markets from time to time pursuant to exemptions from registration or upon registration. Moreover, the issuance of additional shares of Host REIT's common stock by us in the future would be available for sale in the public markets. We can make no prediction about the effect that future sales of Host REIT's common stock would have on the market price of Host REIT's common stock.

   Host REIT's earnings and cash distributions will affect the market price of shares of Host REIT common stock. We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and is secondarily based upon the value of the underlying assets. For that reason, shares of Host REIT's common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing such cash flow to Host REIT's shareholders, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of Host REIT's common stock. Host REIT's failure to meet the market's expectation with regard to future earnings and cash distributions would likely adversely affect the market price of Host REIT's common stock.

   Market interest rates may affect the price of shares of Host REIT's common stock. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares, considered as a percentage of the price of such shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher distribution rate. Thus, higher market interest rates could cause the market price of Host REIT's shares to go down.

Risks of operation

   We do not control our hotel operations, and we are dependent on the managers of our hotels. Because federal income tax laws currently restrict REITs and "publicly traded" partnerships from deriving revenues directly from operating a hotel, we do not manage our hotels. Instead, we retain managers to manage our hotels pursuant to management agreements. Our income from the hotels may be adversely affected if the managers fail to provide quality services and amenities and competitive room rates at our hotels or fail to maintain the quality of the hotel brand names. While we employ very aggressive asset management techniques to oversee the managers' performance, we have limited specific recourse if we believe that the hotel managers do not maximize the revenues from our hotels or control expenses, which in turn will maximize our results of operations and EBITDA on a consolidated basis.

   Our relationship with Marriott International may result in conflicts of interest. Marriott International, a public hotel management company, manages a significant number of our hotels. In addition, Marriott International manages and in some cases may own or be invested in hotels that compete with our hotels. As a result, Marriott International may make decisions regarding competing lodging facilities which it manages that would not necessarily be in our best interests. J.W. Marriott, Jr. is a member of our Board of Directors and his brother, Richard E. Marriott, is our Chairman of the Board. Both J.W. Marriott, Jr. and Richard E. Marriott serve as directors, and J.W. Marriott, Jr. also serves as an officer, of Marriott International. J.W. Marriott, Jr. and Richard E. Marriott beneficially own, as determined for securities law purposes, as of January 31, 2001, approximately 12.6% and 12.2%, respectively, of the outstanding shares of common stock of Marriott International. As a result, J.W. Marriott, Jr. and Richard E. Marriott have potential conflicts of interest as our directors when making decisions regarding Marriott International, including decisions relating to the management agreements involving the hotels and Marriott International's management of competing lodging properties.

   Both our Board of Directors and the Board of Directors of Marriott International follow appropriate policies and procedures to limit the involvement of Messrs. J.W. Marriott, Jr. and Richard E. Marriott in conflict situations, including requiring them to abstain from voting as directors of either us or Marriott International or our or their subsidiaries on matters which present a conflict between the companies. If appropriate, these policies and procedures will apply to other directors and officers.

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

   If our cash flow and working capital are not sufficient to fund our expenditures or service our indebtedness, we would have to raise additional funds through:

  .  the sale of equity;

  .  the refinancing of all or part of our indebtedness;

  .  the incurrence of additional permitted indebtedness; or

  .  the sale of assets.

   We cannot assure you that any of these sources of funds would be available in amounts sufficient for us to meet our obligations or fulfill our business plans. Additionally, our debt contains performance related covenants that, if not achieved, could require immediate repayment of our debt or significantly increase the rate of interest on our debt.

   There is no limitation on the amount of debt we may incur. There are no limitations in our organizational documents or the operating partnership's organizational documents that limit the amount of indebtedness that we may incur. However, our existing debt instruments contain restrictions on the amount of indebtedness that we may incur. Accordingly, we could incur indebtedness to the extent permitted by our debt agreements. If we became more highly leveraged, our debt service payments would increase and our cash flow and our ability to service our debt and make distributions to our shareholders would be adversely affected.

   Our management agreements could impair the sale or other disposition of our hotels. Under the terms of the management agreements, we generally may not sell, lease or otherwise transfer the hotels unless the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance, refinance or sell any of the properties may, depending upon the structure of such transactions, require the manager's consent. If the manager did not consent, we would be prohibited from financing, refinancing or selling the property without breaching the management agreement.

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

   Our ground lease payments may increase faster than the revenues we receive on the hotels. As of January 31, 2001, we leased 46 of our hotels pursuant to ground leases. These ground leases generally require increases in ground rent payments every five years. Our ability to make distributions to shareholders could be adversely affected to the extent that our revenues do not increase at the same or a greater rate as the increases under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which could result in a lower sales price. Moreover, to the extent that such ground leases are not renewed at their expiration, our revenues could be adversely affected.

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

  .   the quality, philosophy and performance of the managers of our hotels;

  . changes in room rates and increases in operating costs due to inflation and other factors; and

  .   the need to periodically repair and renovate our hotels.

  . Adverse changes in these conditions could adversely affect our financial performance.

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

   Partnership and other litigation judgments or settlements could have a material adverse effect on our financial condition. We and the operating partnership are parties to various lawsuits relating to previous partnership transactions, including the REIT conversion. While we and the other defendants to such lawsuits believe all of the lawsuits in which we are a defendant are without merit and we are vigorously defending against such claims, we can give no assurance as to the outcome of any of the lawsuits. In connection with the REIT conversion, the operating partnership has assumed all liability arising under legal proceedings filed against us and will indemnify us as to all such matters. If any of the lawsuits were to be determined adversely to us or settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition.

   We may acquire hotel properties through joint ventures with third parties that could result in conflicts. Instead of purchasing hotel properties directly, we may invest as a co-venturer. Joint venturers often share control over the operation of the joint venture assets. Actions by a co-venturer could subject the assets to additional risk, including:

  . our co-venturer in an investment might have economic or business interests or goals that are inconsistent with our interests or goals;

  . our co-venturers may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

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

Federal income tax risks

   General. We believe that Host REIT has been organized and has operated in such a manner so as to qualify as a REIT under the Internal Revenue Code, commencing with the taxable year beginning January 1, 1999. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders as long as it distributes at least 90% of its taxable income, excluding net capital gain. No assurance can be provided, however, that Host REIT will qualify as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to its qualification as a REIT or the federal income tax consequences of such qualification.

   Required distributions and payments. To continue to qualify as a REIT, Host REIT currently is required each year to distribute to its shareholders at least 90% of its taxable income, excluding net capital gain (for taxable years that ended prior to January 1, 2001, Host REIT was required to distribute at least 95% of this amount to so qualify). Due to some transactions entered into in years prior to the REIT conversion, we expect to recognize substantial amounts of "phantom" income, which is taxable income that is not matched by cash flow or EBITDA to us. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by us with respect to the calendar year are less than the sum of 85% of our ordinary income and 95% of our capital gain net income for that year and any undistributed taxable income from prior periods. Host REIT intends to make distributions to its shareholders to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from us. However, differences in timing between taxable income and cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be "phantom" income could require us to borrow funds or Host REIT to issue additional equity to enable us to meet the distribution requirement and, therefore, to maintain Host REIT's REIT status, and to avoid the nondeductible excise tax. We are required to pay, or reimburse Host REIT, as general partner, for some taxes and other liabilities and expenses that Host REIT incurs, including all taxes and liabilities attributable to periods and events prior to the REIT conversion. In addition, because the REIT distribution requirements prevent Host REIT from retaining earnings, we will generally be required to refinance debt that matures with additional debt or equity. We cannot assure you that any of these sources of funds, if available at all, would be sufficient to meet the distribution and tax obligations.

   Adverse consequences of our failure to qualify as a REIT. If we fail to qualify as a REIT, we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. In addition, unless entitled to statutory relief, we will not qualify as a REIT for the four taxable years following the year during which REIT qualification is lost. The additional tax burden on us would significantly reduce the cash available for distribution by us to our shareholders and we would no longer be required to make any distributions to shareholders. Our failure to qualify as a REIT could reduce materially the value of our common stock and would cause any distributions to shareholders that otherwise would have been subject to tax as capital gain dividends to be taxable as ordinary income to the extent of our current and accumulated earnings and profits, or E&P. However, subject to limitations under the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction with respect to our distributions. Our failure to qualify as a REIT also would result in a default under our senior notes and our credit facility.

   Our earnings and profits attributable to our non-REIT taxable years. In order to qualify as a REIT, we cannot have at the end of any taxable year any undistributed E&P that is attributable to one of our non-REIT taxable years. A REIT has until the close of its first taxable year as a REIT in which it has non-REIT E&P to distribute such accumulated E&P. We were required to have distributed this E&P prior to the end of 1999, the first taxable year for which our REIT election was effective. If we failed to do this, we will be disqualified as a REIT at least for taxable year 1999. We believe that distributions of non-REIT E&P that we made were sufficient to distribute all of the non-REIT E&P as of December 31, 1999, but there could be uncertainties relating to the estimate of our non-REIT E&P and the value of the Crestline stock that we distributed to our shareholders. Therefore, we cannot guarantee that we met this requirement.

   Treatment of leases. To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be passive income, like rent. For the rent paid pursuant to the leases, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. In addition, the lessees must not be regarded as "related party tenants," as defined in the Internal Revenue Code. We believe, taking into account both the terms of the leases and the expectations that we and the lessees have with respect to the leases, that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. If the leases were not respected as true leases for federal income tax purposes or if the lessees were regarded as "related party tenants," we would not be able to satisfy either of the two gross income tests applicable to REITs and we would lose our REIT status. See "--Adverse consequences of our failure to qualify as a REIT" above.

   For our taxable years beginning on and after January 1, 2001, as a result of the REIT Modernization Act, we are permitted to lease our hotels to a subsidiary of the operating partnership that is taxable as a corporation and that elects to be treated as a "taxable REIT subsidiary." Accordingly, effective January 1, 2001, HMT Lessee, a newly created, wholly owned subsidiary of the operating partnership, directly or indirectly acquired all but one of the full-service hotel leasehold interests formerly held by Crestline. So long as HMT Lessee and other affiliated lessees qualify as taxable REIT subsidiaries of ours, they will not be treated as "related party tenants." We believe that HMT Lessee qualifies to be treated as a taxable REIT subsidiary for federal income tax purposes.

We cannot assure you, however, that the IRS will not challenge its status as a taxable REIT subsidiary for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in disqualifying HMT Lessee from treatment as a taxable REIT subsidiary, we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests and, accordingly, we would cease to qualify as a REIT. See "--Adverse consequences of our failure to qualify as a REIT" above.

   Other tax liabilities; our substantial deferred and contingent tax liabilities. Notwithstanding our status as a REIT, we are subject, through our ownership interest in the operating partnership, to certain federal, state and local taxes on our income and property. In addition, we will be required to pay federal tax at the highest regular corporate rate, currently 35%, upon our share of any "built-in gain" recognized as a result of any sale before January 1, 2009, by the operating partnership of assets, including the hotels, in which interests were acquired by the operating partnership from our predecessor and its subsidiaries as part of the REIT conversion. Built-in gain is the amount by which an asset's fair market value exceeded our adjusted basis in the asset on January 1, 1999, the first day of our first taxable year as a REIT. At the time of the REIT conversion, we expected that we or a non-controlled subsidiary likely would recognize substantial built-in gain and deferred tax liabilities in the next ten years without any corresponding receipt of cash by us or the operating partnership. We recognized a substantial amount of these built-in gains and deferred tax liabilities in 1999 and paid tax thereon at the applicable corporate rates. Accordingly, our potential tax exposure on these gains and deferred liabilities for the future is significantly less than it was at the time of our REIT conversion. In addition, because not all states treat REIT's the same as they are treated for federal income tax purposes, we may have to pay certain state income taxes, notwithstanding our status as a REIT. The operating partnership is obligated under its partnership agreement to pay all such taxes incurred by us, as well as any liabilities that the IRS may assert against us for corporate income taxes for taxable years prior to the time we qualified as a REIT. The non-controlled subsidiaries and any of our taxable REIT subsidiaries, including HMT Lessee, are taxable as corporations and will pay federal and state income tax on their net income at the applicable corporate rates.

   The operating partnership's failure to qualify as a partnership. We believe that the operating partnership qualifies to be treated as a partnership for federal income tax purposes. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the operating partnership as a corporation for tax purposes, we would fail to meet two of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. See "--Adverse consequences of our failure to qualify as a REIT" above. Also, the imposition of a corporate tax on the operating partnership would reduce significantly the amount of cash available for distribution to its limited partners, including us. Finally, the classification of the operating partnership as a corporation would cause us to recognize gain at least equal to our "negative capital accounts," and possibly more, depending upon the circumstances.

   REIT Modernization Act changes to the REIT asset tests. Subject to the exceptions discussed in this paragraph, a REIT is prohibited from owning securities in any one issuer if the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities or, for taxable years beginning on or after January 1, 2001, more than 10% of the value of the issuer's outstanding securities. For taxable years beginning on or after January 1, 2001, as a result of the REIT Modernization Act, a REIT is permitted to own securities of a subsidiary that exceed the 5% value test and the 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary," which is taxable as a corporation. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT's total assets. Effective January 1, 2001, each of the non-controlled subsidiaries and HMT Lessee has elected to be treated as a taxable REIT subsidiary.

   Several provisions of the REIT Modernization Act ensure that a taxable REIT subsidiary is subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

   We may be required to pay a penalty tax upon the sale of a hotel. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a "prohibited transaction" that is subject to a 100% penalty tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. The operating partnership intends that it and its subsidiaries will hold the hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels as are consistent with the operating partnership's investment objectives. We cannot assure you, however, that the IRS might not contend that one or more of these sales is subject to the 100% penalty tax, particularly if the hotels that are sold have been held for a relatively short period of time.

Item 3. Legal Proceedings

   In connection with the REIT Conversion, we assumed all liability arising under legal proceedings filed against Host REIT and will indemnify Host REIT as to all such matters. We believe all of the lawsuits in which we are a defendant, including the following lawsuits, are without merit and we intend to defend vigorously against such claims; however, no assurance can be given as to the outcome of any of the lawsuits.

   Marriott Hotel Properties II Limited Partnership (MHP). Limited partners of MHP II have filed putative class action lawsuits in Palm Beach County Circuit Court on May 10, 1996, Leonard Rosenblum, as Trustee of the Sylvia Bernice Rosenblum Trust, et. al. v. Marriott MHP Two Corporation, et. al., Case No. CL-96-4087-AD, and, in the Delaware Court of Chancery on April 24, 1996, Cary
W. Salter, Jr., et. al. v. MHP II Acquisition Corp., et. al., respectively, against Host REIT and certain of its affiliates alleging that the defendants violated their fiduciary duties and engaged in fraud and coercion in connection with the 1996 tender offer for MHP II units and with our acquisition of MHP II in connection with the 1998 REIT conversion. The plaintiffs in these actions are seeking unspecified damages.

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

   In the Delaware case, the Delaware Court of Chancery initially granted the plaintiffs' motion to voluntarily dismiss the case with the proviso that the plaintiffs could refile in the aforementioned action in federal court in Florida. After the District Court's remand of the Florida action back to Florida state court, two of the three original Delaware plaintiffs asked the Court of Chancery to reconsider its order granting their voluntary dismissal. The Court of Chancery refused to allow the plaintiffs to join the Florida action and, instead, reinstated the Delaware case, now styled In Re Marriott Hotel Properties II Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 14961. On January 29, 1999, Cary W. Salter, one of the original plaintiffs, alone filed an Amended Consolidated Class Action Complaint in the Delaware action. On January 24, 2000, the Delaware Court of Chancery issued a memorandum opinion in which the court dismissed all but one of the plaintiff's claims, which remaining claim concerns the adequacy of disclosure during the initial tender offer. This claim remains pending.

   A subsequent lawsuit, Accelerated High Yield Growth Fund, Ltd., et al. v. HMC Hotel Properties II Limited Partnership, et. al., C.A. No. 18254NC, was filed on August 23, 2000 in the Delaware Court of Chancery by the MacKenzie Patterson group of funds, one of the three original Delaware plaintiffs, against Host REIT and certain of its affiliates alleging breach of contract, fraud and coercion in connection with the acquisition of MHP II during the 1998 REIT conversion. The plaintiffs allege that our acquisition of MHP II by merger in connection with the REIT conversion violated the partnership agreement and that our subsidiary acting as the general partner of MHP II breached its fiduciary duties by allowing it to occur. The plaintiffs in this action are seeking unspecified damages.

   Marriott Suites Limited Partnership (MSLP). On December 10, 1999, KSK Hawaii Co., Ltd. ("KSK"), a limited partner in MSLP, filed a lawsuit, KSK Hawaii Co., Ltd. v. Marriott SBM One Corporation, et al., Civil Action No. 17657-NC, in the Delaware Court of Chancery. KSK alleges that we and our subsidiary, the general partner of MSLP, breached fiduciary duties to KSK through a recapitalization of the partnership in 1996 and through a merger of the partnership in 1998. KSK contends that it was coerced into selling 19 of its 20 partnership units in 1996 and that it was further harmed by the 1998 merger, in which its remaining interest in the partnership was eliminated. KSK's complaint also alleges that the recapitalization and merger involved fraud and breaches of the partnership agreement. This matter was recently settled in a manner which will have no material impact on our financial statements and the lawsuit will be dismissed.

   Mutual Benefit Chicago Marriott Suite Hotel Partners, L.P. ("O'Hare Suites"). On October 5, 2000, Joseph S. Roth and Robert M. Niedelman, limited partners in O'Hare Suites, filed a putative class action lawsuit, Joseph S. Roth, et al., v. MOHS Corporation, et al., Case No. 00CH14500, in the Circuit Court of Cook County, Illinois, Chancery Division, against Host REIT, Host LP, Marriott International, and MOHS Corporation, a subsidiary of Host LP and a former general partner of O'Hare Suites. The plaintiffs allege that an improper calculation of the hotel manager's incentive management fees resulted in inappropriate payments in 1997 and 1998, and, consequently, in an inadequate appraised value for their limited partner units in connection with the acquisition of O'Hare Suites during the 1998 REIT conversion. The plaintiffs are seeking damages of approximately $13 million. The defendants have filed motions to dismiss this case and are awaiting rulings on these motions.

   Tampa Waterside Hotel. On January 23, 2001, Tampa Convention Hotel Associates, Inc. ("TCHA") filed a lawsuit, Tampa Convention Hotel Associates, Inc. v. The City of Tampa, Florida, et al., Case No. 01000668, Division G, in the Circuit Court for Hillsborough County, Florida against the City of Tampa (the "City"), Faison & Associates 2000, L.L.C. ("Faison"), Sodexho Marriott Services, Inc., f/k/a Marriott International, Inc. ("Marriott International"), Host REIT, and HMC Hotel Development LLC ("HMC Development"). TCHA was one of several groups who had submitted development proposals in response to the City's 1995 request for a proposal ("RFP") to develop a convention center hotel in downtown Tampa. Each of the proposals submitted was ranked under the terms of the RFP. The City's Hotel Review Committee ranked the TCHA proposal second, and commenced negotiations with the top-ranked bidder ("Faison/Sheraton"). Faison/Sheraton failed to fulfill certain contingencies by a May 27, 1997 deadline and the parties terminated their negotiations.

   TCHA alleges that it relied on the May 27, 1997 deadline, and that the City engaged in negotiations with other bidders prior to its expiration to the detriment of TCHA. On May 29, 1997, the City cancelled the RFP. HMC Development subsequently entered into development agreements with the City to develop the convention center hotel in October of 1997, and closed on the Tampa hotel site in January of 1998.
   TCHA is suing the City on promissory estoppel grounds for failing to comply with the Florida Sunshine Law by conducting private negotiations with the other defendants. TCHA alleges that the other defendants tortiously interfered with its business relationship with the City. TCHA is seeking unspecified actual, compensatory, and special damages. The City, Host REIT, and HMC Development have filed motions to dismiss this lawsuit. A hearing on these motions has not yet been set.

Item 4. Submission of matters to a vote of security holders

   None

                                    PART II

Item 5. Market for our OP Units and related unitholder matters

   There is no established public trading market for our OP Units and transfers of OP Units are restricted by the terms of our partnership agreements. During 2000, quarterly cash distributions of $0.21, $0.21, $0.23, and $0.26 per OP Unit were declared on March 23, June 21, September 19, and December 18, 2000, respectively. The quarterly distributions were subsequently paid on April 14, July 14, and October 16, 2000, and January 12, 2001. During 1999, a quarterly cash distribution of $0.21 per OP Unit was declared on March 15, June 15, September 23, 1999, and December 20, 1999. The quarterly distributions were subsequently paid on April 14, July 14, and October 15, 1999, and January 17, 2000.

   The number of holders of record of our OP Units on March 12, 2001 was 2,729. The number of outstanding OP Units was 284,705,092 as of March 12, 2001, of which 234,022,707 were owned by Host REIT.

Issuances of Unregistered Securities.

   Unless stated otherwise, we acquired interests in partnerships owning hotel properties in connection with each of the following issuances of unregistered securities.

   On December 30, 1998, we issued 25.8 million OP Units to various limited partners in the eight public partnership mergers and the four private partnerships in exchange for their existing partnership interests, which were valued at approximately $333 million. The issuance of OP Units was made in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2). The OP Units issued are redeemable for the cash equivalent of a share of Host REIT's common stock or, at Host REIT's option, shares of its common stock, beginning on December 30, 1999.

   Also on December 30, 1998, we issued approximately 43.9 million OP Units to the Blackstone Entities in part in exchange for the acquisition of, or controlling interests in, twelve hotels and one mortgage loan secured by an additional hotel. We issued approximately 3.8 million additional OP Units on March 31, 1999 to the Blackstone Entities. The issuance of OP Units was made in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder. The OP Units are redeemable for the cash equivalent of a share of Host REIT's common stock or, at Host REIT's option, shares of its common stock.

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

   In June 1999, we issued approximately 586,000 Class TS cumulative redeemable preferred OP Units to limited partners of Timewell Group, Ltd. and Timeport, Ltd for the acquisition of their limited partnership interests in Times Square Marquis Hotel, L.P., which owns the New York Marriott Marquis Hotel. The issuance of the preferred OP units was made in reliance on an exemption from the registration requirements for the Securities Act pursuant to Section 4(2). The preferred OP Units are redeemable for OP Units one year from the date of acquisition and are then immediately redeemable for cash, or at Host REIT's option, common shares of Host REIT. During 2000, the holders converted of all of the outstanding Class TS preferred OP Units to common OP Units.

   In August 1999, Host REIT issued 4,160,000 shares of Class A cumulative redeemable preferred stock the proceeds of which were used to purchase 4,160,000 units of Class A cumulative redeemable preferred units.

Dividends on the preferred OP Units are payable quarterly in arrears at the rate of 10% per year. The issuance of the preferred OP Units was made in reliance on an exemption from the registration requirements for the Securities Act pursuant to Section 4(2).

   In November 1999, Host REIT issued 4,000,000 shares of Class B cumulative redeemable preferred stock the proceeds of which were used to purchase 4,000,000 units of Class B cumulative redeemable preferred units. Dividends on the preferred OP Units are payable quarterly in arrears at the rate of 10% per year. The issuance of the preferred OP Units was made in reliance on an exemption from the registration requirements for the Securities Act pursuant to Section 4(2).

   In December 1999, we issued approximately 26,000 Class AM cumulative redeemable preferred OP Units to limited partners of Hopewell Group, Ltd. for the acquisition of their limited partnership interests in Ivy Street Hotel Limited Partnership, which indirectly owns the Atlanta Marriott Marquis Hotel. The issuance of the preferred OP units was made in reliance on an exemption from the registration requirements for the Securities Act pursuant to Section 4(2). The preferred OP Units are redeemable for OP Units one year from the date of acquisition and are then immediately redeemable for cash, or at Host REIT's option, common shares of Host REIT. During 2000, holders of approximately 7,000 of the Class AM Preferred OP Units converted to common OP Units. Two years from the date of acquisition, Host REIT may require the holders to convert to OP Units.

Item 6. Selected Financial Data

   The following table presents certain selected historical financial data of Host Marriott, the predecessor to Host REIT and the Operating Partnership, which has been derived from Host Marriott's audited consolidated financial statements for fiscal years 1996, 1997, and 1998, and our audited consolidated financial statements for the fiscal years ended December 31, 2000 and 1999.

   The information contained in the following table for years prior to 1999 is not comparable to our 2000 and 1999 operations because the historical information for those years relates to an operating entity which owned and operated its hotels, while during 1999 and 2000 we owned the hotels but leased them to third-party lessees, receiving rental payments in connection therewith. As a result of the acquisition by our wholly-owned taxable REIT subsidiary of the Crestline entities owning the leasehold interests with respect to 116 of our full-service hotels, our consolidated operations beginning January 1, 2001 will present property-level revenues and expenses rather than rental income from lessees.

                                                   Fiscal Year (1)(2)
                                          ------------------------------------
                                           2000   1999  1998(3) 1997(3)  1996
                                          ------ ------ ------- ------- ------
                                          (in millions, except per share data)
Income Statement Data:
  Revenues(4)............................ $1,473 $1,376 $3,564  $2,875  $2,005
  Income (loss) from continuing
   operations............................    203    256    194      47     (13)
  Income (loss) before extraordinary
   items.................................    203    256    195      47     (13)
  Net income (loss)(5)...................    207    285     47      50     (13)
  Net income (loss) available to common
   unitholders...........................    187    279     47      50     (13)
  Basic earnings (loss) per common
   unit:(6)
    Income (loss) from continuing
     operations..........................    .64    .86    .90     .22    (.06)
    Income (loss) before extraordinary
     items...............................    .64    .86    .91     .22    (.06)
    Net income (loss)....................    .66    .96    .22     .23    (.06)
  Diluted earnings (loss) per common
   unit:(6)
    Income (loss) from continuing
     operations..........................    .63    .83    .84     .22    (.06)
    Income (loss) before extraordinary
     items...............................    .63    .83    .85     .22    (.06)
    Net income (loss)....................    .65    .93    .27     .23    (.06)
  Cash distributions declared per common
   unit(7)...............................    .91    .84   1.00     --      --
Balance Sheet Data:
  Total assets(8)........................ $8,391 $8,196 $8,262  $6,141  $5,152
  Debt(9)................................  5,814  5,583  5,698   3,466   2,647
  Convertible Preferred Securities.......    --     --     --      550     550
Other Data:
  Ratio of earnings to fixed charges and
   preferred stock distributions (see
   computation at Exhibit 12.1)..........   1.2x   1.5x   1.5x    1.3x    1.0x

--------
(1) The Internal Revenue Code requires REITs to file their income tax return on a calendar year basis. Accordingly, in 1998 we changed our fiscal year end to December 31 for both financial and tax reporting requirements. Previously, our fiscal year ended on the Friday nearest to December 31. As a result of this change, the results of operations for 15 hotels not managed by Marriott International were adjusted in 1998 to include 13 months of operations (December 1997 through December 1998) and therefore are not comparable to fiscal years 1997 and 1996, each of which included 12 months of operations. The additional month of operations in 1998 increased our revenues by $44 million.
(2) Fiscal year 1996 includes 53 weeks. Fiscal years 1997, 1998, 1999 and 2000 include 52 weeks.
(3) The historical financial data for fiscal years 1998 and 1997 reflect as discontinued operations our senior living business that we formerly conducted but disposed of in the spin-off of Crestline as part of the REIT conversion. We recorded income from the discontinued operations, net of taxes, of $6 million in fiscal year 1998.
(4) Historical revenues for 2000 and 1999 primarily represent lease income generated by our leases, primarily with Crestline. Periods prior to 1999 represent gross hotel sales as our leases were not in effect until January 1, 1999. Revenues for fiscal years 1998, 1997 and 1996 have also been adjusted to reclassify interest income as revenue (previously classified as other income from operations) in order to be consistent with our 2000 and 1999 statement of operations presentation.

(5) During the fiscal year 2000, we recorded an extraordinary loss of $2 million in connection with the renegotiation of the bank credit facility, an extraordinary gain of $7 million on the extinguishment of $22 million of the convertible debt obligation to Host REIT, and an extraordinary loss of $1 million representing the write-off of deferred financing fees in connection with the repurchase of 0.4 million shares of Host REIT's Convertible Preferred Securities. In 1999, we recognized a $14 million extraordinary gain on the renegotiation of the management agreement for the New York Marriott Marquis, a net extraordinary gain of $5 million related to the refinancing of the mortgage debt for eight properties, a $2 million extraordinary loss related to prepayments on the bank credit facility, and a net extraordinary gain of $12 million on the extinguishment of $53 million of the convertible debt obligation to Host REIT, including the write-off of deferred financing fees in connection with the repurchase of 1.1 million shares of Convertible Preferred Securities. In 1998, we recognized a $148 million extraordinary loss, net of taxes, on the early extinguishment of debt. In 1997, we recognized a $3 million extraordinary gain, net of taxes, on the early extinguishment of debt.
(6)  Basic earnings (loss) per common unit is computed by dividing net income
     (loss) by the weighted average number of OP Units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) by the weighted average number of OP Units outstanding plus other dilutive securities. Diluted earnings (loss) per unit has not been adjusted for the impact of the Convertible Preferred Securities for 2000, 1999, 1997 and 1996 and for the comprehensive stock plan for 1996, as they are anti-dilutive.
(7) 2000 cash distributions per OP Unit reflect quarterly cash distributions of $0.21, $0.21, $0.23,and $0.26 per OP Unit paid on April 14, July 14, and October 16, 2000, and January 12, 2001, respectively. 1999 cash distributions per OP Unit reflect a quarterly cash distribution of $0.21 per OP Unit paid on April 14, July 14 and October 15, 1999 and January 17, 2000. 1998 cash distributions per OP Unit reflect the cash portion of a special distribution paid on February 10, 1999. This special distribution entitled shareholders of record on December 28, 1998 to elect to receive either $1.00 in cash or .087 of a share of common stock for each outstanding share of common stock owned by such shareholder on the record date. Cash totaling approximately $73 million and approximately 11.5 million Host REIT common shares were subsequently issued during 1999.
(8) Total assets for fiscal year 1997 include $236 million related to net investment in discontinued operations.
(9) Long-term obligations consist of long term debt (which includes senior notes, secured senior notes, mortgage debt, other notes, capital lease obligations, a revolving bank credit facility, and the convertible debt obligation to Host REIT).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

   Host Marriott, L.P. a Maryland corporation formerly named HMC Merger Corporation operating through an umbrella partnership structure, is the owner of hotel properties. Host REIT is our sole general partner and operates as a self-managed and self-administered REIT with its operations conducted solely through us and our subsidiaries. As of December 31, 2000, Host REIT owned approximately 78% of our outstanding OP Units. On February 7, 2001, certain limited partners converted 12.5 million OP Units to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. As a result, Host REIT now owns approximately 82% our outstanding OP Units.

   As of December 31, 2000, we owned, or had controlling interests in, 122 upscale and luxury, full-service hotel lodging properties generally located throughout the United States and operated primarily under the Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Swissotel brand names.

   In December 1999, the REIT Modernization Act was passed, effective for taxable years beginning after December 31, 2000, which significantly amends the REIT laws applicable to us. Prior to that time, REITs were restricted from deriving revenues directly from the operations of hotels. Thus, during 1999 and 2000 we leased substantially all of our hotels to subsidiaries of Crestline and other third-party lessees.

   Under the REIT Modernization Act, beginning January 1, 2001, (i) we are now permitted to lease our hotels to a subsidiary that is a taxable corporation and that elects to be treated as a "taxable REIT subsidiary" rather than to a third party such as Crestline and (ii) we may own all of the voting stock of such TRS. Consequently, on November 13, 2000, we executed a definitive agreement with Crestline to terminate our lease arrangements through the purchase of the Crestline Lessee Entities that own the leasehold interests with respect to 116 of our full-service hotels. In connection therewith, during the fourth quarter of 2000 we recorded a non-recurring, pre-tax loss of $207 million net of a tax benefit of $82 million which we have recognized as a deferred tax asset because, for income tax purposes, the acquisition is recognized as an asset that will be amortized over the remaining term of the leases. We consummated the transaction effective January 1, 2001. Under the terms of the transaction, our wholly-owned subsidiary, which will elect to be treated as a TRS, acquired the Crestline Lessee Entities. Beginning in 2001, we will recognize the revenues and expenses generated by the hotels subject to the leases rather than rental income. The transaction simplifies our corporate structure, enables us to better control our portfolio of hotels, and is expected to be accretive to our future earnings and cash flows.

   During February 2001, the Board of Directors of Host REIT approved the acquisition by our TRS of the interests in our non-controlled subsidiaries held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million, which is also permitted as a result of the REIT Modernization Act. If the transaction is consummated, and there can be no assurance that it will be consummated, on a consolidated basis our results of operations will reflect the revenues and expenses generated by the two taxable corporations, and our consolidated balance sheets will include the various assets and related liabilities held by the two taxable corporations, which were $354 million and $245 million as of December 31, 2000. Approximately $26 million of the subsidiaries' debt principal matures during 2001. In addition, we will consolidate three additional full-service properties, one located in Missouri, and two located in Mexico City, Mexico.

   During the year, we focused on maintaining the strength and flexibility of our balance sheet in order to allow us the opportunity to selectively choose investment alternatives that will further enhance shareholder value.

  . During 1999 and the first quarter of 2000, our primary use of free cash flow and asset sales proceeds was the funding of Host REIT's stock buyback program. In the aggregate, we spent approximately $150 million for a total reduction of 16.2 million equivalent units on a fully diluted basis.

  . During June 2000, we modified our bank credit facility in order to provide the company greater financial flexibility. As modified, the total facility has been permanently reduced to $775 million, and the original term was extended for two additional years.

  . In October 2000, we issued $250 million 9 1/4% Series F senior notes due in 2007, which were exchanged for Series G senior notes in March 2001.

  . During March 2001, Host REIT issued 5.2 million shares of 10% Class C preferred stock, for net proceeds of $125.8 million, and we issued an equivalent security, the Class C Preferred Limited Partner Units.

   We and Marriott International closed on the settlement with plaintiffs to resolve specific litigation involving seven limited partnerships in which we acted as general partner. The settlement involved an acquisition during the fourth quarter of 2000, of the limited partner interests in two partnerships by a joint venture between one of our affiliates and a subsidiary of Marriott International, the contribution by our non-controlled subsidiaries of their general partnership interests in the partnerships and cash payments to partners in the other five partnerships, in exchange for resolution of claims against all defendants in all seven partnerships. Our total share of the cash required to resolve the litigation, including amounts paid by our non-controlled subsidiary, was approximately $112 million. As a result of the settlement, we recorded a one-time non-recurring, pre-tax charge of $40 million in the fourth quarter of 1999.

Results of Operations

   Our historical revenues for 2000 and 1999 represent rental income on leases, net gains on property transactions, interest income and equity in earnings affiliates. Expenses represent specific owner costs including real estate and property taxes, property insurance and ground and equipment rent. For 1998, we reported gross property level sales from our hotels and, accordingly, our expenses included all property level costs including depreciation, management fees, real and personal property taxes, ground building and equipment rent, property insurance and other costs. Beginning January 1, 2001, we will again report the gross property level results from our hotels as a result of changes in the REIT tax laws and the subsequent acquisition by the TRS of the Crestline Lessee Entities. As a result, our 2001 results will not be comparable to the historical reported amounts for 2000 and 1999. In order to provide a clearer understanding and comparability of our results of operations we have presented unaudited pro forma statements of operations for 2000 and 1999, adjusted to reflect the acquisition of the Crestline Lessee Entities as if it occurred on January 1, 1999, and a discussion of the results thereof beginning on page 39 in addition to our discussion of the historical results.

2000 Compared to 1999 (Historical)

   Revenues. Revenues increased $97 million, or 7%, to approximately $1.5 billion for 2000. Gross hotel sales, which is used in the determination of rental income for 2000, increased $231 million or 5% over 1999 amounts as is shown in the following table.

                                                              Year Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
                                                             (in millions)
   Hotel Sales(1)
     Rooms............................................    $2,877       $2,725
     Food and beverage................................     1,309        1,258
     Other............................................       323          295
                                                          ------       ------
       Total sales....................................    $4,509       $4,278
                                                          ======       ======

--------
(1) Gross hotel sales do not represent our reported revenues for 2000 and 1999, but are used to compute our reported rental income.

   Rental income increased $95 million, or 7%, to approximately $1.4 billion for 2000, primarily driven by the growth in room revenues generated per available room or REVPAR for comparable properties, completion of the new Tampa Waterside Marriott in February 2000, and the opening of a 500-room expansion at the Orlando

World Center Marriott in June 2000, partially offset by the sale of five properties (1,577 rooms) in 1999. REVPAR increased 6.6% to $123.50 for 2000 for comparable properties, which consist of the 118 properties owned, directly or indirectly, by us for the same period of time in each period covered, excluding one property that sustained substantial fire damage during 2000, two properties where significant expansion at the hotels affected operations, and the Tampa Waterside Marriott, which opened in February 2000. On a comparable basis, average room rates increased approximately 6.3%, while average occupancy increased less than one percentage point for 2000.

   Depreciation and Amortization. Depreciation and amortization increased $38 million or 13% during 2000, reflecting an increase in depreciable assets, which is primarily the result of capital projects placed in service in 2000, including the Tampa Waterside Marriott and expansion at the Orlando World Center Marriott, partially offset by net asset disposals of approximately $174 million in connection with the sale of five hotels during 1999.

   Property-level Owner Expenses. Property-level owner expenses primarily consist of property taxes, insurance, and ground and equipment rent. These expenses increased $8 million, or 3%, to $272 million for 2000, primarily due to an increase in ground lease expense, which is commensurate with the increase in hotel sales, and an increase in equipment rent expense due to technology initiatives at the hotels during 2000.

   Minority Interest. Minority interest expense increased $6 million to $27 million for 2000, primarily reflecting the improved property-level results, as previously discussed, to include those properties that are not wholly-owned by us.

   Interest Expense. Interest expense decreased less than 1% to $466 million in 2000, primarily due to the $75 million reduction in the convertible debt obligation to Host REIT during the fourth quarter of 1999 and first quarter of 2000, and the decrease in the outstanding balance of the bank credit facility during 2000 compared to 1999, partially offset by the issuance of the Series F senior notes in October 2000.

   Corporate Expenses. Corporate expenses increased $8 million to $42 million for 2000, resulting primarily from an increase in compensation expense related to employee stock plans.

   Loss on Litigation Settlement. In connection with a proposed settlement for litigation related to seven limited service partnerships discussed above, we recorded a non-recurring charge of $40 million during the fourth quarter of 1999.

   Lease Repurchase Expense. In connection with the execution of a definitive agreement with Crestline in November 2000 for the termination of the Crestline leases through the purchase and sale of the Crestline Lessee Entities by our TRS for $207 million in cash, we recorded a non-recurring loss provision of $207 million during the fourth quarter of 2000.

   Income Tax Benefit. In connection with the lease repurchase expense recognized during the fourth quarter of 2000, we recognized an income tax benefit of $82 million, because for income tax purposes, the acquisition is recognized as an asset that will be amortized over the remaining term of the leases. In addition, during 2000 we favorably resolved certain tax contingencies and reversed $32 million of our net tax liabilities into income through the tax provision during the year ended December 31, 2000.

   Extraordinary Gain (Loss). During 2000, we recorded an extraordinary loss of approximately $2 million representing the write off of deferred financing costs and certain fees paid to our lender in connection with the renegotiation of the bank credit facility

   During the first quarter of 2000, we extinguished approximately $22 million of the convertible debt obligation to Host REIT through the purchase of 0.4 million shares of Host REIT's Convertible Preferred Securities on the open market. We recorded an extraordinary gain of $7 million on this transaction, based on the discount at which we purchased the Convertible Preferred Securities. We also recorded an extraordinary loss of $1 million representing the write-off of deferred financing costs in connection with the early extinguishment.

   In connection with the refinancing of the mortgage and renegotiation of the management agreement on the New York Marriott Marquis hotel, we recognized an extraordinary gain of $14 million on the forgiveness of debt in the form of accrued incentive management fees during 1999.

   An extraordinary loss of $3 million representing the write-off of deferred financing fees occurred in July 1999 when the mortgage debt for eight properties, including the New York Marriott Marquis hotel, was refinanced. In connection with this refinancing, the interest rate swap agreements associated with some of the original debt were terminated and an extraordinary gain of $8 million was recognized.

   An extraordinary loss of $2 million representing the write-off of deferred financing fees occurred during the fourth quarter of 1999 when prepayments totaling $225 million were made to permanently reduce the outstanding balance of the term loan portion of the Bank Credit Facility to $125 million.

   During the fourth quarter of 1999, we extinguished approximately $53 million of the convertible debt obligation to Host REIT through the purchase of 1.1 million shares of Host REIT's Convertible Preferred Securities on the open market. We recorded an extraordinary gain of $14 million on this transaction, based on the discount at which we purchased the Convertible Preferred Securities. We also recorded an extraordinary loss of $2 million representing the write-off of deferred financing fees in connection with the extinguishment.

   Net Income. Our net income in 2000 was $207 million, compared to $285 million in 1999. Basic and diluted earnings per common unit was $.66 and $.65, respectively, for 2000, compared to $.96 and $.93, respectively, in 1999.

   Net Income Available to Common Unitholders. Our net income available to common unitholders in 2000 was $187 million, compared to $279 million in 1999, reflecting distributions of $20 million in 2000 on the preferred limited partner units which were issued during the second half of 1999.

1999 Compared to 1998 (Historical)

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

                                                              Year Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                             (in millions)
Hotel Sales (1)
  Rooms...............................................    $2,725       $2,220
  Food and beverage...................................     1,258          984
  Other...............................................       295       10,238
                                                          ------       ------
    Total sales.......................................    $4,278       $3,442
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

   Expenses. As discussed above, hotel revenues and hotel operating costs are not comparable with the prior year. The lessee pays specified direct property-level costs including management fees and we receive a rent payment, which is generally calculated as a percentage of revenue, subject to a minimum level, net of certain property-level owner costs. All of these costs were our expenses in 1998. Property-level owner costs which are comparable, including depreciation, property taxes, property insurance, ground and equipment rent, increased 8% to $557 million for 1999 versus 1998, primarily reflecting the depreciation from 36 properties acquired during 1998.

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

   Corporate Expenses. Corporate expenses decreased $14 million to $34 million in 1999, resulting primarily from lower staffing levels after the Crestline spin-off, lower costs associated with reduced acquisition activity and lower costs related to various stock compensation plans.

   Loss on Litigation. In connection with a proposed settlement for litigation related to six limited service partnerships we have recorded a one-time, non-recurring charge of $40 million.

   Income from Discontinued Operations. Income from discontinued operations represents the senior living communities business' results of operations for 1998.

   Extraordinary Gain (Loss). In connection with the refinancing of the mortgage and renegotiation of the management agreement on the New York Marriott Marquis Hotel, we recognized and extraordinary gain of $14 million on the forgiveness of debt in the form of accrued incentive management fees.

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

   During the fourth quarter of 1999, we extinguished approximately $53 million of the convertible debt obligation to Host Marriott through the purchase of 1.1 million shares of Host REIT's Convertible Preferred Securities on the open market. We recorded an extraordinary gain of $14 million on this transaction, based on the discount at which we purchased the Convertible Preferred Securities. We also recorded an extraordinary loss of $2 million representing the write-off of deferred financing fees in connection with the early extinguishment.

   In connection with the purchase of the old senior notes, we recognized an extraordinary loss of $148 million in the third quarter of 1998, which represents the bond premium and consent payments totaling approximately $175 million and the write-off of deferred financing fees of approximately $52 million related to the old senior notes, net of taxes.

   Net Income (Loss). Our net income in 1999 was $285 million, compared to $47 million in 1998. Basic and diluted earnings per common unit was $.96 and $.93 for 1999, compared to $.22 and $.27 in 1998.

   Net Income (Loss) Available to Common Unitholders. Our net income available to common unitholders in 1999 was $279 million, compared to $47 million in 1998, reflecting dividends of $6 million in 1999 on the Class A and Class B Preferred Units which were issued during 1999.

2000 Compared to 1999 (Pro Forma)

   Because of the significant changes to our corporate structure as a result of our acquisition of the Crestline Lessee Entities during January 2001, management believes that a discussion of our pro forma results of operations is meaningful and relevant to an investor's understanding of our present and future operations. The pro forma results of operations set forth below are based on the audited consolidated statements of operations for the years ended December 31, 2000 and 1999, and are only adjusted to reflect the January 2001 acquisition of the Crestline Lessee Entities for $207 million in cash as if the transaction occurred at the beginning of 1999. The following pro forma results do not include adjustments for any transactions other than the Crestline lease repurchase and are not presented in accordance with Article 11 of SEC Regulation S-X.

   As a result of the Crestline acquisition, effective January 1, 2001, we lease 116 of our full-service hotels to our TRS, and therefore, our consolidated operations with respect to those hotels will represent property-level revenues and expenses rather than rental income from third-party lessees. In addition, the net income applicable to the TRS will be subject to federal and state income taxes. A non-recurring pre-tax loss of $207 million net of a tax benefit of $82 million that was recorded in our historical results of operations for the fourth quarter of 2000 is excluded from the pro forma results of operations for 2000.

   The pro forma adjustments to reflect the acquisition of the Crestline Lessee Entities are as follows:

  . record hotel-level revenues and expenses and reduce historical rental income with respect to the 116 properties;

  . reduce historical interest income for amounts related to the working capital note with Crestline;

  . reduce historical equity in earnings of affiliates for interest earned at our non-controlled subsidiary on the related FF&E loans with Crestline;

  . record interest expense related to the additional borrowings from the 9 1/4% Series F senior notes to fund the $207 million cash payment;

  . record the minority interest effect related to the outside ownership in the operating partnership; and

  . record the tax provision attributable to the income of the TRS at an effective rate of 39.5%.

   The unaudited pro forma financial information does not purport to represent what our results of operations or financial condition would actually have been if the transaction had in fact occurred at the beginning of 1999, or to project our results of operations or financial condition for any future period. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that we believe are reasonable under the circumstances. The following unaudited pro forma financial information should be read in conjunction with our audited financial statements contained in this annual report.

                 UNAUDITED PRO FORMA STATEMENTS OF OPERATIONS

             For the Fiscal Years Ended December 31, 2000 and 1999
                    (in millions, except per unit amounts)

                                                                  Pro Forma
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
                                                                 (unaudited)
REVENUE
Hotel property-level revenues
  Rooms.......................................................  $2,441  $2,267
  Food and beverage...........................................   1,217   1,129
  Other.......................................................     288     263
                                                                ------  ------
    Total hotel property-level revenues.......................   3,946   3,659
  Rental income...............................................     178     188
  Net gains on property transactions..........................       6      28
  Equity in earnings of affiliates and other..................      10      (9)
                                                                ------  ------
    Total revenues............................................   4,140   3,866
                                                                ------  ------
OPERATING COSTS AND EXPENSES
Depreciation and amortization.................................     331     293
Hotel property-level costs and expenses
  Rooms.......................................................     578     542
  Food and beverage...........................................     894     832
  Other.......................................................     140     129
  Management fees.............................................     236     209
  Other property-level costs and expenses.....................   1,085   1,030
                                                                ------  ------
    Total operating costs and expenses........................   3,264   3,035
                                                                ------  ------
OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE EXPENSES,
 INTEREST, AND OTHER..........................................     876     831
Minority interest.............................................     (27)    (21)
Corporate expenses............................................     (42)    (34)
Loss on litigation settlement.................................     --      (40)
Interest expense..............................................    (482)   (489)
Interest income...............................................      36      35
Other.........................................................     (23)    (15)
                                                                ------  ------
INCOME BEFORE INCOME TAXES....................................     338     267
Provision for income taxes....................................      (1)     (3)
                                                                ------  ------
INCOME BEFORE EXTRAORDINARY ITEMS.............................     337     264
Less:
Dividends on preferred stock..................................     (20)     (6)
                                                                ------  ------
INCOME BEFORE EXTRAORDINARY ITEMS AVAILABLE TO COMMON
 UNITHOLDERS..................................................  $  317  $  258
                                                                ======  ======
Basic earnings per unit before extraordinary items available to common unitholders........................................  $ 1.12  $  .88
                                                                ======  ======
Diluted earnings per unit before extraordinary items available to common unitholders........................................  $ 1.10  $  .86
                                                                ======  ======

   Revenues. Revenues increased $274 million, or 7%, to $4.1 billion for 2000 from $3.9 billion for 1999. Our revenue and operating profit were impacted by improved results for comparable full-service hotel properties, and the addition of a full-service hotel property, the Tampa Waterside Marriott, and a significant expansion (500 rooms) at the Orlando World Center Marriott during 2000.

   Hotel sales, which include room sales, food and beverage sales, and other ancillary sales such as telephone sales, increased $287 million, or 8%, to over $3.9 billion in 2000. The strong hotel results reflect the 6.6% REVPAR increase for our comparable properties and the aforementioned developments during 2000. Rental income, which primarily represents income on third party leases with respect to five of our full-service hotels, decreased $10 million or 5% to $178 million.

   Operating Costs and Expenses. Operating costs and expenses principally consist of property-level operating costs, depreciation, management fees, real and personal property taxes, ground building and equipment rent, insurance and certain other costs. Operating costs and expenses increased $229 million to $3.3 billion for 2000, primarily representing increased hotel operating costs. Hotel operating costs increased $136 million, or 8% to $1.8 billion for 2000, which is commensurate with the increase in hotel sales. As a percentage of hotel revenues, hotel operating costs and expenses were 47% for 2000 and 1999. The significant increases in REVPAR were offset by increases in management fees and property-level operating costs, including higher labor costs in certain markets.

   Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, our operating profit increased $45 million, or 5%, to $876 million for 2000. Operating profit was approximately 21% of total revenues for both 2000 and 1999.

   Minority Interest. Minority interest expense increased $6 million to $27 million for 2000, primarily reflecting the improved property-level results, as previously discussed, to include those properties that are not wholly-owned by us.

   Loss on Litigation. In connection with a proposed settlement for litigation related to seven limited service partnerships discussed above, we recorded a non-recurring charge of $40 million during the fourth quarter of 1999.

   Income Tax Provision. Income of the TRS will be subject to federal and state income taxes.

   Income Before Extraordinary Items. Income Before Extraordinary Items for 2000 was $337 million compared to $264 million for 1999. Basic earnings before extraordinary items per common share was $1.12 and $.88 for 2000 and 1999, respectively. Diluted earning before extraordinary items per common share was $1.10 and $.86 for 2000 and 1999, respectively.

Liquidity and Capital Resources

   Cash and cash equivalents were $313 million and $277 million at December 31, 2000 and December 31, 1999, respectively. Cash from operations increased $174 million to $534 million in 2000, primarily reflecting improved results of operations as previously discussed, and changes in other liabilities, which were a source of cash of $67 million in 2000, primarily due to the $125 million accrual, net of taxes, for the Crestline lease repurchase expense which was not paid until January 2001, and a use of cash of $60 million in 1999 primarily reflecting cash payments for REIT Conversion expenses which were accrued in 1998.

   Cash used in investing activities was $448 million and $176 million in 2000 and 1999, respectively. Cash used in investing activities includes capital expenditures of $379 million and $361 million and acquisitions for $40 million and $29 million in 2000 and 1999, respectively. Significant investing activities during 2000 and 1999 include:

  . In December 2000, a joint venture formed by us (through non-controlled subsidiaries) and Marriott International acquired the partnership interests in Courtyard by Marriott Limited Partnership and Courtyard by Marriott II Limited Partnership for an aggregate payment of approximately $372 million plus interest and legal fees, of which we paid approximately $79 million. The joint venture acquired the partnerships by acquiring partnership units pursuant to a tender offer for such units followed by a merger of each of CBM I and CBM II with and into subsidiaries of the joint venture. The joint venture financed the acquisition with mezzanine indebtedness borrowed from Marriott International, cash and other assets contributed by us (through our non-controlled subsidiaries) including Rockledge's existing general partner and limited partner interests in the partnerships, and cash and other sets contributed by Marriott International. We own a 50% interest in the joint venture.

  . In late June 2000, an expansion that included the additions of a 500-room tower and 15,000 square feet of meeting space at the Orlando World Center Marriott was placed in service at an approximate development cost of $88 million, of which $39 million was expended during 2000.

  . In May 2000, we acquired a non-controlling partnership interest in the JWDC Limited Partnership, which owns the JW Marriott Hotel, a 772-room hotel located on Pennsylvania Avenue in Washington, DC. We previously held a small interest in the venture, and invested an additional $40 million in the form of a co-general partner and limited partner interest.

  . In October 1999, the Company was paid $65 million in satisfaction of the mortgage note secured by an additional hotel that was acquired in connection with the Blackstone Acquisition.

  . Property and equipment balances include $135 million and $243 million for construction in progress as of December 31, 2000 and December 31, 1999, respectively. The reduction in construction in progress is due to the completion of the Tampa Waterside Marriott, which was placed in service in February 2000 and the expansion at the Orlando World Center Marriott, which was placed in service in late June 2000. The balance as of December 31, 2000, primarily relates to properties in Naples, Orlando, San Diego, and various other expansion and development projects.

   Cash used in financing activities was $50 million and $343 million in 2000 and 1999, respectively.

   We believe cash payments will be required for the recognition of certain deferred tax items and the settlement of certain audits of prior years' tax returns with the Internal Revenue Service and state tax authorities. We made net payments to certain states and the IRS of approximately $14 million and $27 million in 1999 and 1998, respectively, and made additional payments of $24 million in the first quarter of 2001. We also believe cash payments will be needed to fund specific development projects, all of which are discussed in this annual report. The sources of future cash outflows are dependent on cash from operations and the amount of additional debt, if any, necessary for payment upon the final resolution of these matters.

   As of December 31, 2000, our total consolidated debt was approximately $5.8 billion. Our debt is comprised of $2.8 billion in unsecured senior notes, $2.3 billion in non-recourse mortgage debt, $150 million outstanding under the term loan portion of the $775 million bank credit facility, and the $492 million convertible debt obligation to Host REIT.

   Since August 1998, we have issued or refinanced more than $3.9 billion of debt, as is described below, in order to reduce the risk and volatility in our capital structure. The net effect of these transactions has been to virtually eliminate all of our near term maturities, with only $8 million maturing through 2001, reduce our weighted average interest rate by approximately 70 basis points, and extend our average maturity by over one year. As a result, our weighted average rate is now approximately 8.2%, and our average maturity is approximately seven years, with 95% of our debt having fixed interest rates. Significant debt transactions include:

  . As of December 31, 2000, $150 million was outstanding under the term loan portion of the bank credit facility, while the available capacity under the revolving credit portion of the bank credit facility was $625 million. The bank credit facility was renegotiated in June 2000 for $775 million. The credit facility's term was extended for two additional years, through August 2003. Borrowings under the credit facility generally bear interest at the Eurodollar rate plus 2.25% (9.04% at December 31, 2000), and the interest rate and a commitment fee on the unused portion of the facility fluctuate based on specified financial ratios. We funded a portion of the $207 million cash payment to acquire the Crestline Lessee Entities through increased borrowings under the revolver portion of the bank credit facility of $40 million during

   January 2001, and we borrowed an additional $50 million and $25 million in February 2001 and March 2001, respectively, for general corporate purposes.

  . In October 2000, we issued $250 million of 9 1/4% Series F senior notes due in 2007, under the same indenture and with the same covenants as the Series A, Series B, Series C, and Series E senior notes. The net proceeds to the Company were approximately $245 million, after commissions and expenses of approximately $5 million. In March 2001, the Series F Senior notes were exchanged on a one-for-one basis for Series G Senior notes, which are freely transferable by the holders.

  . In February 2000, we refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

  . In February 1999, we issued $300 million of 8 3/8% Series D senior notes due 2006 and used the proceeds to refinance, or purchase, debt which had been assumed through the merger of some partnerships or the purchase of hotel properties in connection with the REIT conversion in December 1998. We repaid a $40 million variable rate mortgage with a portion of the proceeds, and terminated the associated swap agreement, incurring a termination fee of approximately $1 million. In August 1999, the Series D Senior notes were exchanged on a one-for-one basis for Series E Senior notes, which are freely transferable by the holders.

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

  . In July 1999, we entered into a financing agreement pursuant to which we borrowed $665 million due 2009 at a fixed rate of 7.47 percent. Eight of our hotels serve as collateral for the agreement. In connection with this refinancing, an extraordinary loss of $3 million was recognized, representing the write-off of deferred financing fees. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000, including approximately $590 million of outstanding variable rate mortgage debt, and to terminate the related interest rate swap agreements, recognizing an extraordinary gain of approximately $8 million. As a result of the refinancing we no longer have any interest rate swap agreements outstanding.

  . In August 1999, we made a prepayment of $19 million to pay down in full the mezzanine mortgage on the Marriott Desert Springs Resort and Spa. In September 1999, we made a prepayment of $45 million to pay down in full the mortgage note on the Philadelphia Four Seasons Hotel.

  . In addition to the capital resources provided by our debt financings, in December 1996, one of our wholly-owned subsidiary trusts, issued 11 million shares of 6 3/4% Convertible Quarterly Income Preferred Securities, with a liquidation preference of $50 per share for a total liquidation amount of $550 million. Proceeds from the issuance were invested in 6 3/4% Convertible Subordinated Debentures due December 2, 2026 issued by us, which are the trust's sole assets. During 2000, we repurchased .4 million shares of the Convertible Preferred Securities as part of the stock repurchase plan discussed below. Since the inception of the repurchase program in September 1999, 1.5 million shares of the Convertible Preferred Securities have been repurchased.

   Significant equity financings include:

  . Distributions in 2000 reflect the $0.86 cash distribution per OP Unit paid during the year. In addition, on December 18, 2000, the Board of Directors declared a regular cash distribution of $0.26 per OP Unit which was paid on January 12, 2001. 1999 distributions reflect the $73 million special dividend declared in December 1998 in connection with the REIT Conversion, as well as the $0.63 distribution per OP Unit paid as of December 31, 1999.

  . In September 1999, the Board of Directors of Host REIT announced our intention to repurchase, from time to time, up to 22 million shares of Host REIT common stock, OP Units, or an amount of Host REIT's Convertible Preferred Securities which are convertible into a like number of shares of Host REIT's common stock based upon the specified conversion ratio. For the year ended December 31, 2000, we purchased approximately 4.9 million shares of common stock, .4 million shares of the Convertible Preferred Securities, and .3 million OP Units for approximately $62 million. Since the inception of the repurchase program, we spent, in the aggregate, approximately $150 million to repurchase 16.2 million equivalent units.

  . In August 1999, Host REIT sold 4.16 million shares of 10% Class A preferred stock and we issued an equivalent security. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per year of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears beginning October 15, 1999. Dividends in 2000 reflect quarterly cash dividends of $0.625 per share paid on January 17, April 14, July 14 and October 16. In addition, on December 18, 2000, the Board of Directors declared a cash dividend of $0.625 per share to be paid on January 12, 2001.

  . In November 1999, Host REIT sold 4.0 million shares of 10% Class B preferred stock and we issued an equivalent security. Holders of the stock are entitled to receive cumulative cash dividends at a rate of 10% per year of the $25.00 per share liquidation preference. Dividends are payable quarterly in arrears beginning January 15, 2000. Dividends in 2000 reflect quarterly cash dividends of $0.625 per share paid on January 17, April 14, July 14 and October 16. In addition, on December 18, 2000, the Board of Directors declared a cash dividend of $0.625 per share to be paid on January 12, 2001.

FFO and EBITDA

   We consider Comparative Funds from Operations (Comparative FFO), which represents FFO as defined by the National Association of Real Estate Investment Trusts adjusted for significant non-recurring items detailed in the chart below, and our EBITDA to be indicative measures of our operating performance due to the significance of our long-lived assets. Comparative FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that Comparative FFO and EBITDA are meaningful disclosures that will help unitholders and the investment community to better understand our financial performance, including comparing our performance to other REITs. However, Comparative FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and Comparative FFO presentation.

   Comparative FFO available to common unitholders increased $62 million, or 11%, to $614 million in 2000 over 1999. The following is a reconciliation of income before extraordinary items to Comparative FFO (in millions):

                                                            Year Ended
                                                     -------------------------
                                                     December 31, December 31,
                                                         2000         1999
                                                     ------------ ------------
   Funds from Operations
   Income before extraordinary items................     $203         $256
     Depreciation and amortization..................      322          291
     Other real estate activities...................       (3)         (28)
     Partnership adjustments........................       17           20
                                                         ----         ----
   Funds from operations of Host LP.................      539          539
     Loss on Crestline lease repurchase.............      207          --
     Loss on litigation settlement..................      --            40
     Taxes on Crestline lease repurchase............      (82)         --
     Taxes unrelated to continuing operations.......      (30)         (21)
                                                         ----         ----
   Comparative funds from operations of Host LP.....      634          558
     Dividends on preferred stock...................      (20)          (6)
                                                         ----         ----
   Comparative funds from operations of Host LP
    available to common unitholders.................     $614         $552
                                                         ====         ====

   EBITDA increased $91 million, or 9%, to $1,098 million in 2000 from $1,007 million in 1999. Hotel EBITDA increased $90 million, or 9%, to $1,119 million in 2000 from $1,029 million in 1999, reflecting comparable hotel EBITDA growth.

   The following schedule presents our EBITDA as well as a reconciliation of EBITDA to income before extraordinary items (in millions):

                                                              Year Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   EBITDA
     Hotels...........................................    $1,119       $1,029
     Office buildings and other investments...........         7            4
     Interest income..................................        40           39
     Corporate and other expenses.....................       (68)         (65)
                                                          ------       ------
   EBITDA of Host LP..................................    $1,098       $1,007
                                                          ======       ======

                                                              Year Ended
                                                       -------------------------
                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
   EBITDA of Host LP..................................    $1,098       $1,007
     Interest expense.................................      (466)        (469)
     Income taxes.....................................        98           16
     Depreciation and amortization....................      (331)        (293)
     Minority interest expense........................       (27)         (21)
     Loss on litigation settlement....................       --           (40)
     Lease repurchase expense.........................      (207)         --
     Other non-cash changes, net......................        38           56
                                                          ------       ------
       Income before extraordinary items..............    $  203       $  256
                                                          ======       ======

   Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.4 times, 2.2 times, and 2.7 times for 2000, 1999, and 1998, respectively. The ratio of earnings to fixed charges was 1.2 to 1.0, 1.5 to 1.0, and 1.5 to 1.0 in 2000, 1999, and 1998, respectively.

   Leases. In addition to our full-service hotels, we also lease some property and equipment under noncancelable operating leases, including the long-term ground leases for some of our hotels, generally with multiple renewal options. The leases related to the 53 Courtyard properties and 18 Residence Inn properties sold during 1995 and 1996, are nonrecourse to us and contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. We remain contingently liable on some leases related to divested non-lodging properties. Such contingent liabilities aggregated $68 million at December 31, 2000. However, management considers the likelihood of any substantial funding related to these divested properties' leases to be remote.

   Inflation. Our hotel lodging properties have been impacted by inflation through its effect on increasing costs and on the managers' ability to increase room rates. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation often can be passed on to customers.

   Approximately 95% of our debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in the rate of inflation on future interest costs. We have some financial instruments that are sensitive to changes in interest rates. The interest recognized on the debt obligations is based on various LIBOR terms, which ranged from 6.6% to 6.8% and 5.6% to 5.9% at December 31, 2000 and December 31, 1999, respectively.

   In July 1999, we completed the refinancing of approximately $588 million of outstanding variable rate mortgage debt and terminated the related interest rate swap agreements. In June 1999, we completed the refinancing of approximately $196 million of outstanding variable rate mortgage debt. As a result of the refinancing we no longer have any interest rate swap agreements outstanding. Our remaining variable debt consists of the credit facility and the mortgage debt on the Ritz-Carlton Amelia Island property which totaled $354 million at March 16, 2001.

   New Accounting Standards. As discussed in note 1 to the consolidated financial statements, in December 1999, we changed our method of accounting for contingent rental revenues to conform to the Commission's Staff Accounting Bulletin (SAB) No. 101. As a result, contingent rental revenue was deferred on the balance sheet until certain revenue thresholds are realized. We adopted SAB No. 101 with retroactive effect beginning January 1, 1999 to conform to the new presentation. SAB No. 101 had no impact on full-year 2000 and 1999 revenues, net income, or earnings per share because all rental revenues considered contingent under SAB No. 101 were earned as of December 31, 2000 and 1999. The change in accounting principle has no effect on years prior to 1999 because percentage rent relates to rental income on our leases, which began in 1999.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including specified derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. We determined that there will be no impact from the implementation of SFAS No. 133.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

   The table below provides information as of December 31, 2000 about our financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                               Expected Maturity
                                                     Date
                                              ----------------------       Fair
                                              2000  2001  2002  2003 Total Value
                                              ----  ----  ----  ---- ----- -----
                                                      ($in millions)
Liabilities
Long-term--variable rate debt:
  The Ritz-Carlton, Amelia Island............ --    --    --     89    89    87
  Credit Facility(1)......................... --    --    --    150   150   150
Average Interest Rate(2)..................... 8.9%  8.9%  8.9%  --    --    --

--------
(1) The Company borrowed an additional $115 million under the revolver portion of the bank credit facility during the first quarter of 2001 to partially fund the acquisition of the Crestline Lessee Entities and for general corporate purposes.
(2) Interest rates are based on various LIBOR terms plus certain basis points which range from 200 to 225 basis points. The one-month LIBOR rate at December 31, 2000 was 6.6%. We have assumed for purposes of this presentation that the LIBOR rate remains unchanged. A 100 basis point increase in LIBOR would increase our interest rate expense by approximately $2 million per year.

Item 8. Financial Statements and Supplementary Data

   The following financial information is included on the pages indicated:

Host Marriott, L.P.

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   50
Consolidated Balance Sheets as of December 31, 2000 and 1999..............   51
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 2000, 1999 and 1998..................................................   52
Consolidated Statements of Shareholders' Equity, Partners' Capital and
 Comprehensive Income for the Fiscal Years Ended December 31, 2000, 1999
 and 1998.................................................................   53
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 2000, 1999 and 1998..................................................   55
Notes to Consolidated Financial Statements................................   57

Lease Pool Financial Statements

 Pool A:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................   93
Consolidated Balance Sheets as of December 31, 2000 and 1999..............   94
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 2000 and 1999........................................................   95
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
 December 31, 2000 and 1999...............................................   96
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 2000 and 1999........................................................   97
Notes to Consolidated Financial Statements................................   98

 Pool B:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................  104
Consolidated Balance Sheets as of December 31, 2000 and 1999..............  105
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 2000 and 1999........................................................  106
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
 December 31, 2000 and 1999...............................................  107
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 2000 and 1999........................................................  108
Notes to Consolidated Financial Statements................................  109

 Pool C:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants..................................  114
Consolidated Balance Sheets as of December 31, 2000 and 1999..............  115
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 2000 and 1999........................................................  116
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended
 December 31, 2000 and 1999...............................................  117
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 2000 and 1999........................................................  118
Notes to Consolidated Financial Statements................................  119

 Pool D:

                                                                           Page
                                                                           ----
Report of Independent Public Accountants.................................  124
Consolidated Balance Sheets as of December 31, 2000 and 1999.............  125
Consolidated Statements of Operations for the Fiscal Years Ended December
 31, 2000 and 1999.......................................................  126
Consolidated Statements of Shareholders' Equity for the Fiscal Years
 Ended December 31, 2000 and 1999........................................  127
Consolidated Statements of Cash Flows for the Fiscal Years Ended December
 31, 2000 and 1999.......................................................  128
Notes to Consolidated Financial Statements...............................  129

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Host Marriott Corporation as general partner to Host Marriott, L.P.:

   We have audited the accompanying consolidated balance sheets of Host Marriott, L.P. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, partners' capital and cash flows of Host Marriott, L.P. for each of the three fiscal years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott, L.P. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at
Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects to the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Vienna, Virginia
March 1, 2001

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                    2000   1999
                                                                   ------ ------
                                                                   (in millions)
                             ASSETS
Property and equipment, net......................................  $7,110 $7,108
Notes and other receivables, net (including amounts due from
 affiliates of $164 million and $127 million, respectively)......     211    175
Rent receivable..................................................      65     72
Investments in affiliates........................................     128     49
Other assets.....................................................     439    345
Restricted cash..................................................     125    170
Cash and cash equivalents........................................     313    277
                                                                   ------ ------
                                                                   $8,391 $8,196
                                                                   ====== ======
                LIABILITIES AND PARTNERS' CAPITAL
Debt
  Senior notes...................................................  $2,790 $2,539
  Mortgage debt..................................................   2,275  2,309
  Convertible debt obligation to Host Marriott Corporation.......     492    514
  Other..........................................................     257    221
                                                                   ------ ------
                                                                    5,814  5,583
Accounts payable and accrued expenses............................     381    148
Other liabilities................................................     312    475
                                                                   ------ ------
    Total liabilities............................................   6,507  6,206
                                                                   ------ ------
Minority interest................................................     139    136
Cumulative redeemable preferred limited partnership interests of third parties at redemption value ("Preferred OP Units")
 (representing 0.6 million units at December 31, 1999)...........     --       5
Limited partnership interests of third parties at redemption value (representing 63.6 million units and 64.0 million units at
 December 31, 2000 and 1999, respectively).......................     823    528
Partners' capital................................................
  General partner................................................       1      1
  Cumulative redeemable preferred limited partner................     196    196
  Limited partner................................................     724  1,120
  Accumulated other comprehensive income (loss)..................       1      4
                                                                   ------ ------
    Total partners' capital......................................     922  1,321
                                                                   ------ ------
                                                                   $8,391 $8,196
                                                                   ====== ======

                See Notes to Consolidated Financial Statements.

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              Fiscal years ended December 31, 2000, 1999, and 1998
                     (in millions, except per unit amounts)

                                                          2000    1999    1998
                                                         ------  ------  ------
REVENUES
 Rental income.........................................  $1,390  $1,295  $  --
 Hotel sales
 Rooms.................................................     --      --    2,220
 Food and beverage.....................................     --      --      984
 Other.................................................     --      --      238
                                                         ------  ------  ------
  Total hotel sales....................................     --      --    3,442
 Interest income.......................................      40      39      51
 Net gains on property transactions....................       6      28      57
 Equity in earnings of affiliates and other............      37      14      14
                                                         ------  ------  ------
  Total revenues.......................................   1,473   1,376   3,564
                                                         ------  ------  ------
EXPENSES
 Depreciation and amortization.........................     331     293     246
 Property-level expenses...............................     272     264     271
 Hotel operating expenses
 Rooms.................................................     --      --      524
 Food and beverage.....................................     --      --      731
 Other department costs and deductions.................     --      --      843
 Management fees and other (including Marriott
  International management fees of $196 million in
  1998)................................................     --      --      213
 Minority interest.....................................      27      21      52
 Corporate expenses....................................      42      34      48
 REIT conversion expenses..............................     --      --       64
 Loss on litigation settlement.........................     --       40     --
 Lease repurchase expense..............................     207     --      --
 Interest expense......................................     466     469     335
 Dividends on Host Marriott-obligated mandatorily
  redeemable convertible preferred securities of a
  subsidiary trust whose sole assets are the
  convertible subordinated debentures due 2026
  ("Convertible Preferred Securities").................     --      --       37
 Other.................................................      23      15      26
                                                         ------  ------  ------
  Total expenses.......................................   1,368   1,136   3,390
                                                         ------  ------  ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES..     105     240     174
 Benefit (provision) for income taxes..................      98     (10)    (86)
 Benefit from change in tax status.....................     --       26     106
                                                         ------  ------  ------
INCOME FROM CONTINUING OPERATIONS......................     203     256     194
DISCONTINUED OPERATIONS
 Income from discontinued operations (net of income tax
  expense of $4 million in 1998).......................     --      --        6
 Provision for loss on disposal (net of income tax
  benefit of $3 million in 1998).......................     --      --       (5)
                                                         ------  ------  ------
INCOME BEFORE EXTRAORDINARY ITEMS......................     203     256     195
 Extraordinary gain (loss), net of income tax expense
  (benefit) of $3 million, $4 million and $(80) million
  in 2000, 1999, and 1998, respectively................       4      29    (148)
                                                         ------  ------  ------
NET INCOME.............................................  $  207  $  285  $   47
                                                         ======  ======  ======
 Less: Distributions on preferred limited partner units
  to Host Marriott.....................................     (20)     (6)    --
                                                         ------  ------  ------
NET INCOME AVAILABLE TO COMMON UNITHOLDERS.............  $  187  $  279  $   47
                                                         ======  ======  ======
BASIC EARNINGS (LOSS) PER COMMON UNIT:
 Continuing operations.................................  $  .64  $  .86  $  .90
 Discontinued operations (net of income taxes).........     --      --      .01
 Extraordinary gain (loss).............................     .02     .10    (.69)
                                                         ------  ------  ------
BASIC EARNINGS PER COMMON UNIT.........................  $  .66  $  .96  $  .22
                                                         ======  ======  ======
DILUTED EARNINGS (LOSS) PER COMMON UNIT:
 Continuing operations.................................  $  .63  $  .83  $  .84
 Discontinued operations (net of income taxes).........     --      --      .01
 Extraordinary gain (loss).............................     .02     .10    (.58)
                                                         ------  ------  ------
DILUTED EARNINGS PER COMMON UNIT.......................  $  .65  $  .93  $  .27
                                                         ======  ======  ======

                See Notes to Consolidated Financial Statements.

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             AND COMPREHENSIVE INCOME OF HOST MARRIOTT CORPORATION

                      Fiscal year ended December 31, 1998
                                 (in millions)

      Shares                                                                                           Accumulated
   Outstanding                                                                   Additional Retained      Other
   -----------                                                 Preferred Common   Paid-in   Earnings  Comprehensive Comprehensive
 Preferred Common                                                Stock   Stock    Capital   (Deficit) Income (Loss) Income (Loss)
 --------- ------                                              --------- ------  ---------- --------- ------------- -------------
    --     203.8  Balance, January 2, 1998............            --       204        935        49         12           --
    --       --   Net income available to common
                  shareholders........................            --       --         --         47        --             47
    --       --   Other comprehensive income (loss):
    --            Unrealized loss on HM Services
                  common stock........................            --       --         --        --          (5)           (5)
    --            Foreign currency translation
                  adjustment..........................            --       --         --        --          (9)           (9)
    --            Reclassification of gain realized on
                  HM Services common stock--net
                  income..............................            --       --         --        --          (2)           (2)
                                                                                                                        ----
    --       --   Comprehensive income available to
                  common shareholders.................                                                                  $ 31
    --       1.4  Common stock issued for the                                                                           ====
                  comprehensive stock and employee
                  stock purchase plans................            --       --           8       --         --
    --       --   Adjustment of stock par value from
                  $1 to $.01 per share................            --      (202)       202       --         --
    --      11.9  Common stock issued for Special
                  Dividend............................            --       --         143      (143)       --
    --       --   Distribution of stock of Crestline
                  Capital Corporation.................            --       --         --       (438)       --
    --       --   Cash portion of Special Dividend....            --       --         --        (69)       --
----------------------------------------------------------------------------------------------------------------------
    --     217.1  Balance, Before contribution to Host
                  Marriott, L.P. .....................              $--     $   2     $1,288     $(554)      $ (4)
                  Net assets retained by Host
                  Marriott............................                                   (23)
                                                                                      ------
                  Balance contributed to Host Marriott, L.P. ..                       $  709
                                                                                      ======






                See Notes to Consolidated Financial Statements.

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                 AND COMPREHENSIVE INCOME OF HOST MARRIOTT L.P.

              Fiscal years ended December 31, 2000, 1999 and 1998
                                 (in millions)

 Class A and                                                                    Accumulated
 B Preferred  Common OP                             Preferred                      Other
    Units       Units                                Limited  General Limited  Comprehensive Comprehensive
 Outstanding Outstanding                             Partner  Partner Partner  Income (Loss) Income (Loss)
 ----------- -----------                            --------- ------- -------  ------------- -------------
     --         217.1    Contribution by Host
                         Marriott................     $--      $  1   $  712       $ (4)         $--
     --           8.5    Issuance of OP Units to
                         Host Marriott in
                         connection with the
                         Partnership Mergers.....      --       --       113        --
     --           --     Adjustments to limited
                         partner interests in the
                         Operating Partnership...      --       --       (58)       --
----------------------------------------------------------------------------------------------------------
     --         225.6    Balance, December 31,
                         1998....................      --         1      767         (4)          --
     --           --     Net income..............      --       --       285        --            285
     --           --     Other comprehensive
                         income (loss):..........
                         Unrealized loss on HM
                         Services common stock...      --       --       --           5             5
                         Foreign currency
                         translation adjustment..      --       --       --           4             4
                         Reclassification of gain
                         realized on HM Services
                         common stock--net
                         income..................      --       --       --          (1)           (1)
                                                                                                 ----
     --           --     Comprehensive income....                                                $293
                                                                                                 ====
     --           3.6    Units issued to Host
                         Marriott for the
                         comprehensive stock and
                         employee stock purchase
                         plans...................      --       --         8        --
     --           0.5    Redemptions of limited
                         partnership interests of
                         third parties...........      --       --        (3)       --
     --           --     Distributions on OP
                         Units...................      --       --      (245)       --
     --           --     Distributions on
                         Preferred Limited
                         Partner Units...........      --       --        (6)       --
     --          (0.4)   Adjustment to special
                         dividend................      --       --        (4)       --
     --          (5.8)   Repurchases of OP
                         Units...................      --       --       (50)       --
     --           --     Market adjustment to
                         record Preferred OP
                         Units and OP Units of
                         third parties at
                         redemption value........      --       --       368        --
     8.2          --     Issuance of Preferred OP
                         Units...................      196      --       --         --
----------------------------------------------------------------------------------------------------------
     8.2        223.5    Balance, December 31,
                         1999....................     $196     $  1   $1,120       $  4
     --           --     Net income..............      --       --       207        --            207
     --           --     Other comprehensive
                         income (loss):..........
                         Foreign currency
                         translation adjustment..      --       --       --          (2)           (2)
                         Reclassification of gain
                         realized on HM Services
                         common stock--net
                         income..................      --       --       --          (1)           (1)
                                                                                                 ----
     --           --     Comprehensive income....                                                $204
                                                                                                 ====
     --           2.0    Units issued to Host
                         Marriott for the
                         comprehensive stock and
                         employee stock purchase
                         plans...................      --       --        15        --
     --           0.7    Redemptions of limited
                         partnership interests of
                         third parties...........      --       --        (3)       --
     --           --     Distributions on OP
                         Units...................      --       --      (259)       --
     --           --     Distributions on
                         Preferred Limited
                         Partner Units...........      --       --       (21)       --
     --         (4.9)    Repurchases of OP
                         Units...................      --       --       (44)       --
     --           --     Market adjustment to
                         record Preferred OP
                         Units and OP Units of
                         third parties at
                         redemption value........      --       --      (291)       --
----------------------------------------------------------------------------------------------------------
     8.2        221.3    Balance, December 31,
                         2000....................     $196     $  1   $  724       $  1
----------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              Fiscal years ended December 31, 2000, 1999 and 1998

                                                        2000    1999     1998
                                                        -----  -------  -------
                                                            (in millions)
OPERATING ACTIVITIES
Income from continuing operations.....................  $ 203  $   256  $   194
Adjustments to reconcile to cash from operations:
 Depreciation and amortization........................    331      293      246
 Income taxes.........................................    (47)     (66)    (103)
 Amortization of deferred income......................     (4)      (4)      (4)
 Net (gains) losses on property transactions..........     (2)     (24)     (50)
 Equity in earnings of affiliates.....................    (25)      (6)      (1)
 Other................................................     14       10       39
 Changes in operating accounts:
 Other assets.........................................     (3)     (55)     (59)
 Other liabilities....................................     67      (44)      50
                                                        -----  -------  -------
 Cash from continuing operations......................    534      360      312
 Cash from discontinued operations....................    --       --        29
                                                        -----  -------  -------
 Cash from operations.................................    534      360      341
                                                        -----  -------  -------
INVESTING ACTIVITIES
Proceeds from sales of assets.........................    --       195      227
Acquisitions..........................................    (40)     (29)    (988)
Capital expenditures:
 Capital expenditures for renewals and replacements...   (230)    (197)    (165)
 New investment capital expenditures..................   (108)    (150)     (87)
 Other Investments....................................    (41)     (14)     --
Purchases of short-term marketable securities.........    --       --      (134)
Sales of short-term marketable securities.............    --       --       488
Notes receivable collections (advances), net..........      6       19        4
Affiliate notes receivable issuances and collections,
 net..................................................    (39)     --       (13)
Other.................................................      4      --        13
                                                        -----  -------  -------
 Cash used in investing activities from continuing
  operations..........................................   (448)    (176)    (655)
 Cash used in investing activities from discontinued
  operations..........................................    --       --       (50)
                                                        -----  -------  -------
 Cash used in investing activities....................   (448)    (176)    (705)
                                                        -----  -------  -------
FINANCING ACTIVITIES
Issuances of debt, net................................    540    1,345    2,496
Debt prepayments......................................   (278)  (1,397)  (1,898)
Cash contributed to Crestline at inception............    --       --       (52)
Cash contributed to Non-Controlled Subsidiary.........    --       --       (30)
Cost of extinguishment of debt........................    --        (2)    (175)
Scheduled principal repayments........................    (39)     (34)     (51)
Issuances of OP Units.................................      4        5        1
Issuances of preferred limited partner units..........    --       196      --
Distributions on common OP Units......................   (241)    (258)     --
Distributions on preferred limited partner units......    (19)      (2)     --
Redemption or repurchase of OP Units for cash.........    (47)     (54)     --
Repurchases of Convertible Preferred Securities.......    (15)     (36)     --
Other.................................................     45     (106)     (26)
                                                        -----  -------  -------
 Cash from (used in) financing activities from
  continuing operations...............................    (50)    (343)     265
 Cash from financing activities from discontinued
  operations..........................................    --       --        24
                                                        -----  -------  -------
 Cash from (used in) financing activities.............    (50)    (343)     289
                                                        -----  -------  -------
DECREASE IN CASH AND CASH EQUIVALENTS.................     36     (159)     (75)
CASH AND CASH EQUIVALENTS, beginning of year..........    277      436      511
                                                        -----  -------  -------
CASH AND CASH EQUIVALENTS, end of year................  $ 313  $   277  $   436
                                                        =====  =======  =======

                See Notes to Consolidated Financial Statements.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

              Fiscal years ended December 31, 2000, 1999 and 1998

Supplemental schedule of noncash investing and financing activities:

   In 1999, approximately 612,000 cumulative redeemable preferred limited partnership units valued at $7.6 million were issued in connection with the acquisition of minority interests in two hotels.

   The Company assumed mortgage debt of $1,215 million in 1998 for the acquisition of, or purchase of controlling interest in, certain hotel properties and senior living communities.

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





                See Notes to Consolidated Financial Statements.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Description of Business

   Host Marriott L.P. ("Host LP" or the "Operating Partnership"), a Delaware limited partnership, operating through an umbrella partnership structure with Host Marriott Corporation ("Host REIT") as the sole general partner, is primarily the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted solely through the Operating Partnership and its subsidiaries. Due to certain tax laws restricting REITs from deriving revenues directly from the operations of hotels, effective January 1, 1999, Host LP leased substantially all of the hotels to subsidiaries of Crestline Capital Corporation ("Crestline") and certain other lessees as further discussed at
Note 10.

   The Work Incentives Improvement Act of 1999 ("REIT Modernization Act") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). Accordingly, a wholly-owned subsidiary of Host LP effectively terminated the leases with Crestline by acquiring the entities owning the leasehold interests with respect to 116 of the full-service hotels from Crestline effective January 1, 2001 (see Note 2).

   As of December 31, 2000, the Company owned, or had controlling interests in, 122 upscale and luxury, full-service hotel lodging properties generally located throughout the United States and Canada and operated primarily under the Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Swissotel brand names. Of these properties, 109 are managed or franchised by Marriott International, Inc. and its subsidiaries ("Marriott International"). Host REIT also has economic, non-voting interests in certain Non-Controlled Subsidiaries, whose hotels are also managed by Marriott International (see
Note 5).

 Basis of Presentation

   On December 15, 1998, shareholders of Host Marriott Corporation, ("Host Marriott"), a Delaware corporation and the predecessor to Host REIT, approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host LP, Host Marriott merged into HMC Merger Corporation (the "Merger"), a newly formed Maryland corporation (renamed Host Marriott Corporation) which has elected to be treated, effective January 1, 1999, as a REIT and is the sole general partner of the Operating Partnership. Host Marriott and its subsidiaries' contribution of its hotels and certain assets and liabilities to the Operating Partnership and its subsidiaries (the "Contribution") in exchange for units of partnership interest in the Operating Partnership ("OP Units") was accounted for at Host Marriott's historical basis. As of December 31, 2000, Host REIT owned approximately 78% of the Operating Partnership.

   On February 7, 2001, certain limited partners converted 12.5 million OP Units to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. As a result, Host REIT now owns approximately 82% of the Operating Partnership. The Company received no proceeds as a result of the transaction.

   In these consolidated financial statements, the "Company" or "Host Marriott" refers to Host Marriott Corporation before, and Host LP after Host Marriott Corporation's conversion to a REIT (the "REIT Conversion"). Host Marriott Corporation is presented as the predecessor to the Operating Partnership since the Operating Partnership and its subsidiaries received substantially all of the continuing operations, assets and liabilities of Host Marriott Corporation and its subsidiaries.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   On December 29, 1998, the Company completed the previously discussed spin-off of Crestline (see Note 2), through a taxable stock dividend to its shareholders. Each Host Marriott shareholder of record on December 28, 1998 received one share of Crestline for every ten shares of Host Marriott common stock owned (the "Distribution").

   As a result of the Distribution, the Company's financial statements were restated to present the senior living communities business results of operations and cash flows as discontinued operations. See Note 2 for further discussion of the Distribution.

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

 Revenues

   The Company's 2000 and 1999 revenues primarily represent the rental income from its leased hotels, net gains on property transactions, interest income and equity in earnings of affiliates. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index and the Labor Index, as defined. As of year end 2000 and 1999, all annual thresholds were achieved.

   The comparison of the 2000 and 1999 results with 1998 is also affected by a change in the reporting period for the Company's hotels not managed by Marriott International. In prior years, operations for certain of the Company's hotels were recorded from the beginning of December of the prior year to November of the current year due to a one-month delay in receiving results from those hotel properties. Upon conversion to a REIT, operations are required to be reported on a calendar year basis in accordance with Federal income tax regulations. As a result, the Company recorded one additional period of operations in fiscal year 1998 for these properties. The effect on revenues and net income was to increase revenues by $44 million and net income by $6 million and diluted earnings per unit by $0.02 in 1998.

   As a result of the previously discussed transaction with Crestline, effective January 1, 2001, a wholly-owned subsidiary of the Company replaced Crestline as lessee with respect to 116 full-service properties. Beginning in 2001, the Company's consolidated results of operations will represent property-level revenues and expenses rather than rental income from lessees with respect to those 116 properties and, therefore, will not be comparable to 2000 and 1999 results.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

 Earnings (Loss) Per Unit

   Basic earnings per unit is computed by dividing net income less distributions on preferred limited partner interests by the weighted average number of units outstanding. Diluted earnings per unit is computed by dividing net income less distributions on preferred limited partner interests as adjusted for potentially dilutive securities, by the weighted average number of units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host REIT for Host REIT common shares granted under comprehensive stock plans and the Convertible Preferred Securities. Dilutive securities also include those common and preferred OP Units issuable or outstanding that are held by minority partners which are assumed to be converted. Diluted earnings per unit was not adjusted for the impact of the Convertible Preferred Securities for 2000 and 1999 as they were anti-dilutive. In December 1998, the Company declared the Special Dividend (see Note 3) and, in February 1999, Host REIT distributed 11.5 million shares to existing shareholders in conjunction with the Special Dividend. The weighted average number of units outstanding and the basic and diluted earnings per unit computations have been restated to reflect these shares as outstanding for all periods presented.

   In February 1999, the Company distributed 8.5 million units to Host REIT for 8.5 million shares of Host REIT common stock issued in exchange for 8.5 million OP Units issued to certain limited partners in connection with the Partnership Mergers (see Note 13) which are deemed outstanding at December 31, 1998.

   A reconciliation of the number of units utilized for the calculation of diluted earnings per unit follows:

                                                                  Year Ended
                      --------------------------------------------------------------------------------------------------
                                    2000                             1999                             1998
                      -------------------------------- -------------------------------- --------------------------------
                                                 Per                              Per                              Per
                        Income        Units      Unit    Income        Units      Unit    Income        Units      Unit
                      (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                      ----------- ------------- ------ ----------- ------------- ------ ----------- ------------- ------
 Net income.........     $207         284.2      $.73     $285         291.6      $.98      $47         216.3      $.22
  Distributions on
   preferred limited
   partner units and
   preferred OP
   Units............      (20)          --       (.07)      (6)          --       (.02)     --            --        --
                         ----         -----      ----     ----         -----      ----      ---         -----      ----
 Basic earnings
  available to
  unitholders per
  unit..............     $187         284.2      $.66     $279         291.6      $.96      $47         216.3      $.22
  Assuming
   distribution of
   units to Host
   Marriott
   Corporation for
   Host Marriott
   Corporation
   common shares
   granted under the
   comprehensive
   stock plan, less
   shares assumed
   purchased at
   average market
   price............      --            4.2      (.01)     --            5.3      (.02)     --            4.0      (.01)
  Assuming
   conversion of
   Preferred OP
   Units............      --            0.6       --       --            0.3       --       --            --        --
  Assuming issuance
   of minority OP
   Units issuable
   under certain
   purchase
   agreements.......      --            --        --         7          10.9      (.01)     --            0.3       --
  Assuming
   conversion of
   Convertible
   Preferred
   Securities.......      --            --        --       --            --        --        22          35.8       .06
                         ----         -----      ----     ----         -----      ----      ---         -----      ----
 Diluted Earnings
  per Unit..........     $187         289.0      $.65     $286         308.1      $.93      $69         256.4      $.27
                         ====         =====      ====     ====         =====      ====      ===         =====      ====

 International Operations

   The consolidated statements of operations include the following amounts related to non-U.S. subsidiaries and affiliates: revenues of $26 million, $24 million, and $121 million, and income before income taxes of $6 million, $8 million and $7 million in 2000, 1999 and 1998, respectively.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

 Minority Interest

   Minority interest consists of limited partnership interests in consolidated investments of $139 million and $136 million as of December 31, 2000 and 1999, respectively.

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

   Gains on sales of properties are recognized at the time of sale or deferred to the extent required by accounting principles generally accepted in the United States. Deferred gains are recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to the Company.

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

 Cash, Cash Equivalents and Short-term Marketable Securities

   The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. Cash and cash equivalents includes approximately $0 and $5 million at December 31, 2000 and 1999, respectively, of cash related to certain consolidated partnerships, the use of which is restricted generally for partnership purposes to the extent it is not distributed to the partners. Short-term marketable securities include investments with a maturity of 91 days to one year at the date of purchase. The Company's short-term marketable securities represent investments in U.S. government agency notes and high quality commercial paper. The short-term marketable securities are categorized as available for sale and, as a result, are stated at fair market value. Unrealized holding gains and losses are included as a separate component of partners' capital until realized.

 Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. The Company maintains cash and cash equivalents and short-term marketable securities with various high credit-quality financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   In addition, on January 1, 1999, subsidiaries of Crestline became the lessees of virtually all the hotels and, as such, their rent payments were the primary source of the Company's revenues during 2000 and 1999. For a more detailed discussion of Crestline's guarantee as lessee, see Note 10. The full-service hotel leases were grouped into four lease pools. Crestline, as lessee during 1999 and 2000, provided a guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, Crestline's obligation as lessee under each lease agreement was guaranteed by all other lessees in the respective lease pool. As a result, the Company believed that the operating results of each full-service lease pool for fiscal years 2000 and 1999 might have been material to the Company's consolidated financial statements for those years. The separate consolidated financial statements of each full-service lease pool as of and for the years ended December 31, 2000 and 1999 are included in this filing.

   As a result of the acquisition of the Crestline Lessee Entities during January 2001 (see Note 2), the third party credit concentration with Crestline ceased to exist. Effective January 1, 2001 the Company leases substantially all of the hotels to a wholly-owned TRS.

 Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 REIT Conversion Expenses

   The Company incurred certain costs related to the REIT Conversion. These costs consist of professional fees, printing and filing costs, consent fees and certain other related fees and are classified as REIT conversion expenses on the consolidated statement of operations. The Company recognized REIT conversion expense of $64 million in 1998.

 Loss on Litigation Settlement

   In connection with the settlement of litigation involving seven limited partnerships in which the Company or its subsidiaries serve as general partner, the Company recorded a non-recurring charge of $40 million during the fourth quarter of 1999. The loss is classified as the loss on litigation settlement on the consolidated statement of operations.

 Interest Rate Swap Agreements

   In the past, the Company entered into a limited number of interest rate swap agreements for non-trading purposes. The Company used such agreements to fix certain of its variable rate debt to a fixed rate basis. The interest rate differential to be paid or received on interest rate swap agreements was recognized as an adjustment to interest expense. The Company terminated its interest rate swap agreements in July 1999.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

 Other Comprehensive Income

   The components of total accumulated other comprehensive income in the balance sheet are as follows (in millions):

                                                                     2000  1999
                                                                     ----  ----
   Net unrealized gains............................................. $ 8   $ 9
   Foreign currency translation adjustment..........................  (7)   (5)
                                                                     ---   ---
   Total accumulated other comprehensive income (loss).............. $ 1   $ 4
                                                                     ===   ===

 Application of New Accounting Standards

   On December 3, 1999 the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, which codified the staff's position on revenue recognition. The Company retroactively changed its method of accounting for contingent rental revenues to conform to SAB No. 101. As a result, base rent is recognized as it is earned according to the applicable lease provisions. Percentage rent is recorded as deferred revenue on the balance sheet until the applicable hotel revenues exceed the threshold amounts. The Company adopted SAB No. 101 with retroactive effect beginning January 1, 1999.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement is effective for fiscal years beginning after June 15, 2000. The Company has determined that there will be no impact from the implementation of SFAS No. 133.

2. Lease Repurchase

   On November 13, 2000, the Company announced the execution of a definitive agreement with Crestline for the termination of their lease arrangements through the purchase of the entities ("Crestline Lessee Entities") owning the leasehold interests with respect to 116 full-service hotel properties owned by the Company for $207 million in cash, including $6 million of legal and professional fees and transfer taxes. In connection therewith, during the fourth quarter of 2000 the Company recorded a non-recurring, pre-tax loss of $207 million net of a tax benefit of $82 million which the Company recognized as a deferred tax asset because, for income tax purposes, the acquisition is recognized as an asset that will be amortized over the next six years.

   The transaction was consummated effective January 1, 2001. Under the terms of the transaction, a wholly-owned subsidiary of the Company, which will elect to be treated as a TRS for federal income tax purposes, acquired the Crestline Lessee Entities. As a result of the acquisition, the Company's consolidated results of operations beginning January 1, 2001 will represent property-level revenues and expenses rather than rental income from lessees with respect to those 116 full-service properties.

3. Distribution and Special Dividend

   In December 1998, the Company distributed to its shareholders through a taxable distribution the outstanding shares of common stock of Crestline (the "Distribution"), formerly a wholly owned subsidiary of the Company, which, as of the date of the Distribution, owned and operated the Company's senior living communities, owned certain other assets and held leasehold interests in substantially all of the Company's hotels. The Distribution provided Company shareholders with one share of Crestline common stock for every ten shares of Company common stock held by such shareholders on the record date of December 28, 1998. As a result of

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
the Distribution, the Company's consolidated financial statements have been restated to present the senior living communities' business results of operations and cash flows as discontinued operations. Revenues for the Company's discontinued operations totaled $241 million in 1998. The provision for loss on disposal includes organizational and formation costs related to Crestline.

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

4. Property and Equipment

   Property and equipment consists of the following as of December 31, 2000 and 1999:

                                                                2000     1999
                                                               -------  -------
                                                                (in millions)
   Land and land improvements................................. $   685  $   687
   Buildings and leasehold improvements.......................   6,986    6,687
   Furniture and equipment....................................     793      712
   Construction in progress...................................     135      243
                                                               -------  -------
                                                                 8,599    8,329
   Less accumulated depreciation and amortization.............  (1,489)  (1,221)
                                                               -------  -------
                                                               $ 7,110  $ 7,108
                                                               =======  =======

   Interest cost capitalized in connection with the Company's development and construction activities totaled $8 million in 2000, $7 million in 1999, and $4 million in 1998.

5. Investments in and Receivables from Affiliates

   Investments in and receivables from affiliates consist of the following:

                                                            Ownership
                                                            Interests 2000 1999
                                                            --------- ---- ----
                                                               (in millions)
   Equity investments
     Rockledge Hotel Properties, Inc.......................    95%    $ 87 $ 47
     Fernwood Hotel Assets, Inc............................    95%       2    2
     JWDC Limited Partnership..............................    50%      39  --
   Notes and other receivables from affiliates, net........   --       164  127
                                                                      ---- ----
                                                                      $292 $176
                                                                      ==== ====

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   On May 16, 2000, the Company acquired for $40 million in cash a non-controlling interest in the JWDC Limited Partnership, which owns the JW Marriott Hotel, a 772-room hotel located on Pennsylvania Avenue in Washington, DC. The Company previously held a 17% limited partner interest in the venture through a non-controlled subsidiary.

   In connection with the REIT Conversion, Rockledge Hotel Properties, Inc. ("Rockledge") and Fernwood Hotel Assets, Inc. (together, the "Non-Controlled Subsidiaries") were formed to own various assets of approximately $264 million contributed by the Company to the Operating Partnership, the direct ownership of which by the Company or Host REIT could jeopardize Host REIT's status as a REIT. These assets primarily consist of partnership or other interests in hotels which are not leased and certain furniture, fixtures and equipment ("FF&E") used in the hotels. In exchange for the contribution of these assets to the Non-Controlled Subsidiaries, the Operating Partnership received only non-voting common stock of the Non-Controlled Subsidiaries, representing 95% of the total economic interests therein. The Host Marriott Statutory Employee/Charitable Trust, the beneficiaries of which are certain employees of the Company and the J.W. Marriott Foundation concurrently acquired all of the voting common stock representing the remaining 5% of the total economic interest. The Non-Controlled Subsidiaries own three full-service hotels, an interest in a joint venture discussed below, and interests in partnerships that own an additional full-service hotel and 88 limited-service hotels. During February 2001, the Board of Directors of Host REIT approved the acquisition, through a TRS, of all of the voting common stock representing the remaining 5% of the total economic interest of the Non-Controlled Subsidiaries from the Host Marriott Statutory Employee/Charitable Trust. The transaction is permitted as a result of the REIT Modernization Act.

   In addition, during December 2000, a newly created joint venture, ("Joint Venture") formed by Rockledge and Marriott International acquired the partnership interests in two partnerships that collectively own 120 limited service hotels for approximately $372 million plus interest and legal fees, of which Rockledge paid approximately $79 million. Previously, both partnerships were operated by Rockledge, as sole general partner. The Joint Venture acquired the two partnerships by acquiring partnership units pursuant to a tender offer for such units followed by a merger of the two partnerships with and into subsidiaries of the Joint Venture. The Joint Venture financed the acquisition with mezzanine indebtedness borrowed from Marriott International and with cash and other assets contributed by Rockledge and Marriott International, including Rockledge's existing general partner and limited partner interests in the partnerships. Rockledge, through its subsidiaries, owns a 50% non-controlling interest in the Joint Venture as of December 31, 2000.

   In connection with the REIT Conversion, the Company completed the Partnership Mergers and, as a result, investments in affiliates in prior years include earnings and assets, which are now consolidated. (See Note 13 for discussion.)

   Receivables from affiliates are reported net of reserves of $7 million at December 31, 2000 and 1999. Repayments were $3 million in 2000, $2 million in 1999 and $14 million in 1998.

   The Company's pre-tax income from affiliates includes the following:

                                                                  2000 1999 1998
                                                                  ---- ---- ----
                                                                  (in millions)
   Interest income............................................... $10  $11  $ 1
   Equity in net income..........................................  25    6    1
                                                                  ---  ---  ---
                                                                  $35  $17  $ 2
                                                                  ===  ===  ===

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

   Combined summarized balance sheet information for the Company's affiliates follows:

                                                                   2000   1999
                                                                  ------ ------
                                                                  (in millions)
   Property and equipment, net................................... $1,471 $1,556
   Other assets..................................................    335    329
                                                                  ------ ------
     Total assets................................................ $1,806 $1,885
                                                                  ====== ======
   Debt, principally mortgages................................... $1,361 $1,533
   Other liabilities.............................................    289    310
   Equity (deficit)..............................................    156     42
                                                                  ------ ------
     Total liabilities and equity................................ $1,806 $1,885
                                                                  ====== ======

   Combined summarized operating results for the Company's affiliates follow:

                                                           2000   1999    1998
                                                           -----  -----  ------
                                                             (in millions)
   Hotel revenues......................................... $ 872  $ 913  $1,123
   Operating expenses:
     Cash charges (including interest)....................  (710)  (728)   (930)
     Depreciation and other non-cash charges..............  (126)  (138)   (151)
                                                           -----  -----  ------
   Income before extraordinary items......................    36     47      42
   Extraordinary items--forgiveness of debt...............    68    --        4
                                                           -----  -----  ------
     Net income........................................... $ 104  $  47  $   46
                                                           =====  =====  ======

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

6. Debt

   Debt consists of the following:

                                                                   2000   1999
                                                                  ------ ------
                                                                  (in millions)
Series A senior notes, with a rate of 7 7/8% due August 2005..... $  500 $  500
Series B senior notes, with a rate of 7 7/8% due August 2008.....  1,194  1,193
Series C senior notes, with a rate of 8.45% due December 2008....    498    498
Series E senior notes, with a rate of 8 3/8% due February 2006...    300    300
Series F senior notes, with a rate of 9 1/4% due October 2007....    250    --
Senior secured notes, with a rate of 9 1/2% due May 2005.........     13     13
Senior notes, with an average rate of 9 3/4% maturing through
 2012............................................................     35     35
                                                                  ------ ------
  Total senior notes.............................................  2,790  2,539
                                                                  ------ ------
Mortgage debt (non-recourse) secured by $3.5 billion of real estate assets, with an average rate of 7.98% at December 31,
 2000, maturing through February 2023............................  2,275  2,309
Line of credit, with a variable rate of Eurodollar plus 2.25%
 (9.04% at December 31, 2000)....................................    150    125
Other notes, with an average rate of 7.36% at December 31, 2000,
 maturing through December 2017..................................     90     90
Capital lease obligations........................................     17      6
                                                                  ------ ------
  Total other....................................................    257    221
                                                                  ------ ------
                                                                   5,322  5,069
Convertible debt obligation to Host Marriott Corporation (see
 Note 7).........................................................    492    514
                                                                  ------ ------
                                                                  $5,814 $5,583
                                                                  ====== ======

   Public Debt. In October 2000, the Company issued $250 million of 9 1/4% Series F senior notes due in 2007, under the same indenture and with the same covenants as the New Senior Notes (described below). The net proceeds to the Company were approximately $245 million, after commissions and expenses of approximately $5 million. The proceeds were used for the $26 million repayment of the outstanding balance on the revolver portion of the bank credit facility, settlement of certain litigation, and to partially fund the acquisition of the Crestline Lessee Entities. The notes will be exchanged in the first quarter of 2001 for Series G senior notes on a one-for-one basis, which are freely transferable by the holders.

   In February 1999, the Company issued $300 million of 8 3/8% Series D notes due in 2006 under the same indenture and with the same covenants as the New Senior Notes (described below). The debt was used to refinance, or purchase, approximately $299 million of debt acquired in the Partnership Mergers, including a $40 million variable rate mortgage and an associated swap agreement, which was terminated by incurring a termination fee of $1 million. The notes were exchanged in August 1999 for Series E Senior notes on a one-for-one basis, which are freely transferable by the holders.

   In December 1998, the Operating Partnership issued $500 million of 8.45% Series C notes due in 2008 under the same indenture and with the same covenants as the New Senior Notes (described below).

   On August 5, 1998, the Company issued an aggregate of $1.7 billion in new senior notes (the "New Senior Notes"). The New Senior Notes were issued in two series, $500 million of 7 7/8% Series A notes due in 2005 and $1.2 billion of 7 7/8% Series B notes due in 2008. The indenture under which the new Senior Notes were issued contains covenants restricting the ability of the Company and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
certain distributions to equity holders of the Company and the Operating Partnership. The Company utilized the proceeds from the New Senior Notes to purchase substantially all of its (i) $600 million in 9 1/2% senior notes due 2005; (ii) $350 million in 9% senior notes due 2007; and (iii) $600 million in 8 7/8% senior notes due 2007 (collectively, the "Old Senior Notes"). Approximately $13 million of the Old Senior Notes remain outstanding. In connection with the purchase of substantially all of the Old Senior Notes, the Company recorded a charge of approximately $148 million in 1998 (net of income tax benefit of $80 million) as an extraordinary item representing the amount paid for bond premiums and consent fees, as well as the write-off of deferred financing fees on the Old Senior Notes.

   Concurrently with each offer to purchase, we successfully solicited consents (the "1998 Consent Solicitations") from registered holders of the Old Senior Notes to certain amendments to eliminate or modify substantially all of the restrictive covenants and certain other provisions contained in the indentures pursuant to which the Old Senior Notes were issued.

   Bank Credit Facility. In August 1998, the Company entered into a $1.25 billion credit facility (the "Bank Credit Facility") with a group of commercial banks. The Bank Credit Facility had an initial three-year term with two one-year extension options. At origination, the facility consisted of a $350 million term loan and a $900 million revolver.

   During June 2000, the Company modified its bank credit facility. As modified, the total facility has been permanently reduced to $775 million, consisting of a $150 million term loan and a $625 million revolver. In addition, the original term was extended for two additional years, through August 2003. Borrowings under the Bank Credit Facility bear interest currently at the Eurodollar rate plus 2.25% at December 31, 2000. The interest rate and commitment fee on the unused portion of the Bank Credit Facility fluctuate based on certain financial ratios. As of December 31, 2000, $150 million was outstanding under the Bank Credit Facility, and the available capacity under the revolver portion was $625 million. During the first quarter of 2001, the Company borrowed an additional $90 million under the revolver portion of the Bank Credit Facility to partially fund the acquisition of the Crestline Lessee Entities and for general corporate purposes.

   The Bank Credit Facility contains covenants restricting the ability of the Company and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make certain distributions to equity holders of the Company and the Operating Partnership. The Bank Credit Facility also contains certain financial covenants relating to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered assets to unsecured debt, and secured debt to total debt. As of December 31, 2000, the Company was in compliance with all covenants.

   In connection with the renegotiation of the Bank Credit Facility, the Company recognized an extraordinary loss of approximately $3 million during the second quarter of 2000, representing the write-off of deferred financing costs and certain fees paid to the lender.

   During 1999, the Company repaid $225 million of the outstanding balance on the $350 million term loan portion of the Bank Credit Facility, permanently reducing the term loan portion to $125 million. In connection with these prepayments, an extraordinary loss of $2 million representing the write-off of deferred financing costs was recognized.

   Mortgage Debt. In February 2000, the Company refinanced the $80 million mortgage on Marriott's Harbor Beach Resort property in Fort Lauderdale, Florida. The new mortgage is for $84 million, at a rate of 8.58%, and matures in March 2007.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

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

   Interest Rate SWAP Agreements. During 1999, the Company terminated its outstanding interest rate SWAP agreements recognizing an extraordinary gain of approximately $8 million. The Company was party to an interest rate swap agreement with a financial institution with an aggregate notional amount of $100 million which expired in December 1998. The Company realized a net reduction of interest expense of $338,000 in 1999 related to interest rate swap agreements.

   Aggregate debt maturities at December 31, 2000 are (in millions), excluding the convertible debt obligation to Host Marriott:

   2001................................................................. $   54
   2002.................................................................    161
   2003.................................................................    283
   2004.................................................................     53
   2005.................................................................    570
   Thereafter...........................................................  4,192
                                                                         ------
                                                                          5,313
   Discount on senior notes.............................................     (8)
   Capital lease obligation.............................................     17
                                                                         ------
                                                                         $5,322
                                                                         ======

   Cash paid for interest for continuing operations, net of amounts capitalized, was $417 million in 2000, $413 million in 1999, and $325 million in 1998. Deferred financing costs, which are included in other assets, amounted to $108 million and $111 million, net of accumulated amortization, as of December 31, 2000 and 1999, respectively. Amortization of deferred financing costs totaled $15 million, $17 million, and $10 million in 2000, 1999, and 1998, respectively.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

7. Convertible Debt Obligation to Host Marriott Corporation

   The obligation for the $492 million and $514 million of 6 3/4% Convertible Subordinated Debentures (the "Debentures") as of December 31, 2000 and 1999, respectively, has been included in these financial statements as debt of the Company because upon the REIT Conversion the Operating Partnership assumed primary liability for repayment of the Debentures of Host Marriott underlying the Convertible Preferred Securities (defined below) of the Host Marriott Financial Trust (the "Issuer"), a wholly-owned subsidiary trust of Host Marriott. The common securities of Host Marriott Financial Trust were not contributed to the Operating Partnership and therefore Host Marriott Financial Trust is not consolidated by the Operating Partnership. Upon conversion by a Convertible Preferred Securities holder, Host Marriott will issue shares of its common stock which will be delivered to such holder. Upon the issuance of such shares by Host Marriott, the Operating Partnership will issue to Host Marriott the number of OP Units equal to the number of shares of the Host Marriott common stock issued in exchange for the Debentures.

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

   Each of the Convertible Preferred Securities and the related debentures are convertible at the option of the holder into shares of Host Marriott Corporation common stock at the rate of 3.2537 shares per Convertible Preferred Security (equivalent to a conversion price of $15.367 per share of Host Marriott Corporation common stock). The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Convertible Preferred Securities. During 2000, 325 shares were converted into common stock. During 1999 and 1998, no shares were converted into common stock. The conversion ratio and price were adjusted to reflect the impact of the Distribution and the Special Dividend.

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

   Subject to certain restrictions, the Convertible Preferred Securities are redeemable at the Issuer's option upon any redemption by the Company of the Debentures after December 2, 1999. Upon repayment at maturity

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
or as a result of the acceleration of the Debentures upon the occurrence of a default, the Debentures shall be subject to mandatory redemption, from which the proceeds will be applied to redeem Convertible Preferred Securities and Common Securities, together with accrued and unpaid distributions.

   The Company repurchased 0.4 million and 1.1 million shares of Convertible Preferred Securities in 2000 and 1999, respectively, as part of the share repurchase program described below in Note 8, and in connection with those repurchases, the Operating Partnership exchanged 1.4 million and 3.4 million OP Units to Host REIT in exchange for the extinguishment of $22 million and $53 million of Debentures in 2000 and 1999, respectively.

8. Equity and Partners' Capital

   284.9 million and 287.5 million common OP units were outstanding, of which Host REIT held 221.3 million and 223.5 million, as of December 31, 2000 and 1999, respectively. 8.16 million preferred limited partner units were outstanding as of December 31, 2000 and 1999.

   Quarterly distributions of $0.21, $0.21, and $0.23 per common unit were paid on April 14, July 14, and October 16, 2000, respectively. In addition, a fourth quarter distribution of $0.26 per common unit was declared on December 18, 2000 and paid on January 12, 2001. A quarterly distribution of $0.21 per common unit was paid on April 14, July 14, and October 15 of 1999. A fourth quarter distribution of $0.21 per common unit was declared on December 20, 1999 and paid on January 17, 2000.

   During 1999, approximately 586,000 Class TS cumulative redeemable preferred operating partnership units and approximately 26,000 Class AM cumulative redeemable preferred operating partnership units (together the "Preferred OP Units") were issued in connection with the acquisition of minority interests in two hotels. The Preferred OP Units are convertible into OP Units on a one-for-one basis, subject to adjustment in specified events, at any time beginning one year after acquisition, and after conversion to OP Units are redeemable for cash or at Host REIT's option, Host REIT common shares. The Company has the right to convert the Preferred OP Units to OP Units two years from the date of issuance. Preferred OP Unitholders are entitled to receive a preferential cash distribution of $0.21 per quarter. During 2000, all of the Class TS Preferred OP Units and approximately 7,000 of the Class AM Preferred OP Units were converted by the holders to common OP Units. During 2000, 593,000 Preferred OP Units were converted by their respective holders to common OP Units, and only 19,000 Preferred OP Units were outstanding as of December 31, 2000.

   In September 1999, the Board of Directors of Host Marriott Corporation approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of the common stock, operating partnership units, or a corresponding amount of the Convertible Preferred Securities, which are convertible into a like number of shares of common stock, based on the appropriate conversion ratio. Such repurchases will be made at management's discretion, subject to market conditions, and may be suspended at any time at the Company's discretion. For the year ended December 31, 2000, the Company repurchased 4.9 million common shares, 0.4 million shares of the Convertible Preferred Securities and 0.3 million OP Units for a total investment of $62 million. Since inception of the program, the Company has spent, in the aggregate, approximately $150 million to retire approximately 16.2 million equivalent units on a fully diluted basis.

   In August 1999, Host REIT sold 4.16 million shares of 10% Class A preferred stock, and in November 1999, Host REIT sold 4.0 million shares of 10% Class B preferred stock. The Operating Partnership, in turn, issued equivalent securities, the Class A Preferred Units and Class B Preferred Units ("Class A and B Preferred Units"), to Host REIT. Holders of the preferred stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference, payable quarterly in arrears commencing

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

October 15, 1999 and January 15, 2000 for the Class A and Class B preferred stock, respectively. After August 3, 2004 and April 29, 2005, Host REIT has the option to redeem the Class A Preferred Stock and Class B Preferred Stock, respectively, for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A and B Preferred Units rank senior to the OP Units and the Preferred OP Units, and on a parity with each other. The preferred unitholders generally have no voting rights. Accrued distributions at December 31, 2000 were $5 million.

   The Contribution and related transactions resulted in the exchange of 217.1 million OP Units for substantially all of the assets and liabilities of Host Marriott Corporation.

   In conjunction with the Merger, the Blackstone Acquisition and the Partnership Mergers (Note 13), the Company issued approximately 73.5 million OP Units which are convertible into cash or shares of Host Marriott common stock, at Host Marriott's option. Approximately 63.6 million and 64.0 million of the OP Units were outstanding as of December 31, 2000 and 1999, respectively. On February 7, 2001, certain limited partners converted 12.5 million OP Units to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. As a result, Host REIT now owns approximately 82% of the outstanding OP Units. The Company received no proceeds as a result of this transaction.

   Host Marriott Corporation issued 11.5 million shares of common stock as part of the Special Dividend and 8.5 million shares of common stock in exchange for 8.5 million OP Units issued to certain limited partners in connection with the Partnership Mergers (Note 13). Also, as part of the REIT Conversion, Host Marriott Corporation changed its par value from $1 to $0.01 per share. The change in par value did not affect the number of shares outstanding.

9. Income Taxes

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

   In December 1998, Host REIT restructured itself to enable Host REIT to qualify for treatment as a REIT, pursuant to the US Internal Revenue Code of 1986, as amended, effective January 1, 1999. In general, a corporation that elects REIT status and meets certain distribution requirements of its taxable income to its shareholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation to the extent it distributes its taxable income. In 2000 and 1999, Host REIT distributed 100% if its estimated taxable income which amounted to $.91 and $.84, respectively, per outstanding common share. The entire 2000 distribution was taxable as an ordinary dividend and of the total 1999 distribution, $.83 per share was taxable as ordinary income with the remaining $.01 per share taxable as a capital gain. Management believes that Host REIT was organized to qualify as a REIT at the beginning of January 1, 1999 and intends for it to qualify in subsequent years (including distribution of at least 95% of its REIT taxable income to shareholders each year, 90% beginning January 1, 2001). Management expects that Host REIT will pay taxes on "built-in gains" on only certain of its assets. Based on these considerations, management does not believe that Host REIT will be liable for income taxes at the federal level or in most of the states in which it operates in future years.

   In order to qualify as a REIT for federal income tax purposes, among other things, Host REIT was required to distribute all of its accumulated earnings and profits ("E&P") to its stockholders in one or more taxable

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
dividends prior to December 31, 1999. To accomplish the requisite distributions of accumulated E&P, Host Marriott made distributions consisting of approximately 20.4 million shares of Crestline valued at $297 million, $73 million in cash, and approximately 11.5 million shares of Host Marriott stock valued at $138 million. Management believes it distributed all required E&P prior to December 31, 1999. Host REIT's final calculation of E&P and the distribution thereof is subject to review by the Internal Revenue Service.

   Where required, deferred income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and other factors. As permitted by the REIT Modernization Act, the Company purchased the Crestline Lessee Entities with respect to 116 of its full-service hotels effective January 1, 2001. On December 31, 2000, the Company recorded a non-recurring, pretax loss provision of $207 million net of a tax benefit of $82 million which the Company has recognized as a deferred tax asset which the Company expects to realize over the remaining initial lease term.

   Total deferred tax assets and liabilities at December 31, 2000 and December 31, 1999 were as follows:

                                                                    2000  1999
                                                                    ----  ----
                                                                       (in
                                                                    millions)
   Deferred tax asset.............................................. $ 82  $ 10
   Deferred tax liabilities........................................  (54)  (59)
                                                                    ----  ----
     Net deferred income tax asset................................. $ 28  $(49)
                                                                    ====  ====

   The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 31, 2000 and December 31, 1999 follows:

                                                                   2000  1999
                                                                   ----  -----
                                                                      (in
                                                                   millions)
   Investment in hotel leases..................................... $ 82  $ --
   Safe harbor lease investments..................................  (23)   (24)
   Deferred tax gain..............................................  (31)   (35)
   Alternative minimum tax credit carryforwards...................  --      10
                                                                   ----  -----
     Net deferred income tax asset................................ $ 28  $ (49)
                                                                   ====  =====

   The provision (benefit) for income taxes consists of:

                                                               2000  1999  1998
                                                               ----  ----  ----
                                                               (in millions)
   Current  --Federal........................................  $(29) $ 26  $116
      --State................................................     2     3    27
      --Foreign..............................................     6     3     4
                                                               ----  ----  ----
                                                                (21)   32   147
                                                               ----  ----  ----
   Deferred--Federal.........................................   (66)  (37)  (49)
      --State................................................   (11)  (11)  (12)
                                                               ----  ----  ----
                                                                (77)  (48)  (61)
                                                               ----  ----  ----
                                                               $(98) $(16) $ 86
                                                               ====  ====  ====

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   As of February 28, 2001, Host REIT had settled with the Internal Revenue Service substantially all outstanding issues for tax years through 1998. Host REIT expects to resolve any remaining issues with no material impact on the consolidated financial statements. Host REIT made net payments to the IRS of approximately $14 million in 1999 and $27 million in 1998 related to these settlements, and an additional $24 million was paid during the first quarter of 2001. As a result of settling these outstanding contingencies, Host REIT reversed $32 million and $26 million of recorded liabilities in 2000 and 1999, respectively, as a benefit to the tax provision.

   A reconciliation of the statutory Federal tax rate to Host REIT's effective income tax rate follows (excluding the impact of the change in tax status and acquisition of the Crestline Lessee Entities):

                                                           2000    1999    1998
                                                           -----   -----   ----
   Statutory Federal tax rate.............................   0.0%    0.0%  35.0%
   Built-in-gains.........................................   --      2.0    --
   State income taxes, net of Federal tax benefit.........   1.9      .8    5.8
   Tax credits............................................   --      --    (1.7)
   Tax on foreign source income...........................   5.7     1.3    4.2
   Tax benefit from termination of leases................. (78.1)    --     --
   Permanent non-deductible REIT Conversion expenses......   --      --     4.6
   Tax contingencies...................................... (23.8)  (10.8)   --
   Other permanent items..................................   --      --     1.2
   Other, net.............................................   1.0     --     0.3
                                                           -----   -----   ----
     Effective income tax rate............................ (93.3)%  (6.7)% 49.4%
                                                           =====   =====   ====

   Cash paid for income taxes, including IRS settlements, net of refunds received, was $30 million in 2000, $50 million in 1999 and $83 million in 1998.

10. Leases

   Hotel Leases. Due to federal income tax law restrictions on a REIT's ability to derive revenues directly from the operation of a hotel, the Company leased its hotels (the "Leases") to one or more third party lessees (the "Lessees"), primarily subsidiaries of Crestline, effective January 1, 1999. The REIT Modernization Act amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a TRS. Accordingly, a wholly-owned subsidiary of Host LP, which has elected to be treated as a TRS for federal income tax purposes, acquired the Crestline Lessee Entities owning the leasehold interests with respect to 116 of the Company's full-service hotels during January 2001. As a result, effective January 1, 2001, the TRS replaced Crestline as lessee under the applicable leases.

   There generally is a separate lessee for each hotel or group of hotels that is owned by a separate subsidiary of the Company. The operating agreements for such Lessees provide that the Lessee has full control over the management of the business of the Lessee, subject to blocking rights by Marriott International, for hotel properties where it is the manager, over certain decisions by virtue of its non-economic, limited voting interest in the lessee subsidiaries. Each full-service hotel Lease has a fixed term generally ranging from seven to ten years, subject to earlier termination upon the occurrence of certain contingencies as defined in the Leases. Each Lease requires the Lessee to pay 1) minimum rent in a fixed dollar amount per annum plus 2) to the extent it exceeds minimum rent, percentage rent based upon specified percentages of aggregate sales from the applicable hotel, including room sales, food and beverage sales, and other income in excess of specified thresholds. The amount of minimum rent and the percentage rent thresholds will be adjusted each year based upon the average

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
of the increases in the Consumer Price Index and the Employment Cost Index during the previous 10 months, as well as for certain capital expenditures and casualty occurrences.

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

   Crestline Guarantees. During 1999 and 2000, Crestline and certain of its subsidiaries, as lessees under virtually all of the hotel leases, entered into limited guarantees of the Lease obligations of each Lessee. The full-service hotel leases are grouped into four lease pools (determined on the basis of the term of the particular Lease with all leases having generally the same lease term placed in the same "pool"). For each of the four identified pools, the cumulative limit of Crestline's guaranty obligation is the greater of 10% of the aggregate rent payable for the immediately preceding fiscal year under all Leases in the pool or 10% of the aggregate rent payable under all Leases in the pool. For each pool, the subsidiary of Crestline that is the parent of the Lessees in the pool (a "Pool Parent") also is a party to the guaranty of the Lease obligations for that pool. Effective January 1, 2001, a wholly-owned TRS of the Company replaced Crestline as lessee with respect to 116 of the Company's full-service hotels. As a result, there no longer is a significant third party credit concentration as of that date.

   The obligations of the Pool Parent under each guaranty is secured by all funds received by the applicable Pool Parent from the hotels in the pool, and the hotels in the pool are required to distribute their excess cash flow to the Pool Parent for each accounting period, under certain conditions as described by the guaranty.

   As a result of the limited guarantees of the lease obligations of the Lessees, the Company believes that the operating results of each full-service lease pool may be material to the Company's financial statements for the years ended December 31, 2000 and 1999. Separate financial statements for the year ended December 31, 2000 and 1999 for each of the four lease pools in which the Company's hotels were organized are presented in Item 8 of this Annual Report on Form 10-K. Financial information of certain pools related to the sublease agreements for limited service properties are not presented, as the Company believes they are not material to the Company's financial statements. Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission.

   The Operating Partnership sold the existing working capital to the applicable Lessee upon the commencement of the Lease at a price equal to the fair market value of such assets. The purchase price is represented by a note evidencing a loan that bears interest at a rate of 5.12%. Interest accrued on the working capital loan is due simultaneously with each periodic rent payment, and the amount of each payment of interest is credited against such rent payment. The principal amount of the working capital loan is payable upon

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
termination of the Lease. The Lessee can return the working capital in satisfaction of the note. As of December 31, 2000 and 1999, the note receivable from Crestline for working capital was $91 million and $90 million, respectively. In connection with the acquisition of the Crestline Lessee Entities, the working capital related to the 116 hotels, which was valued at approximately $90 million, was acquired by the Company's TRS.

   In the event the Company enters into an agreement to sell or otherwise transfer any full-service hotel free and clear of the applicable Lease, the Lessor must pay the Lessee a termination fee equal to the lesser of (i) the fair market value of the Lessee's leasehold interest in the remaining term of the Lease using a discount rate of 12% or (ii) the allocated purchase price for that particular lease, reduced by any amounts reflected as deductions for federal income tax purposes. Alternatively, the Lessor will be entitled to (i) substitute a comparable hotel or hotels for any hotel that is sold or (ii) sell the hotel subject to the Lease and certain conditions without being required to pay a termination fee.

   Hospitality Properties Trust Relationship. In a series of related transactions in 1995 and 1996, the Company sold and leased back 53 of its Courtyard properties and 18 of its Residence Inns to Hospitality Properties Trust ("HPT"). These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of the Company. Minimum rent payments are $51 million annually for the Courtyard properties and $17 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to the owner under the terms of the leases.

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

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

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

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
                                                                 (in millions)
   2001.......................................................   $ 6    $  105
   2002.......................................................     6       102
   2003.......................................................     6        97
   2004.......................................................     1        94
   2005.......................................................     1        92
   Thereafter.................................................     1     1,231
                                                                 ---    ------
   Total minimum lease payments...............................    21    $1,721
                                                                        ======
   Less amount representing interest..........................    (4)
                                                                 ---
     Present value of minimum lease payments..................   $17
                                                                 ===

   Certain of the lease payments included in the table above relate to facilities used in the Company's former restaurant business. Most leases contain one or more renewal options, generally for five or 10-year periods. Future rentals on leases have not been reduced by aggregate minimum sublease rentals from restaurants and HPT subleases of $61 million and $789 million, respectively, payable to the Company under non-cancellable subleases.

   In conjunction with the refinancing of the mortgage of the New York Marriott Marquis in 1999, the Company also renegotiated the terms of the ground lease, retroactive to 1998. The renegotiated ground lease provides for the payment of a percentage of the hotel sales (3% in 1998, 4% in 1999 and 5% thereafter) through 2017, which is to be used to amortize the then existing deferred ground rent obligation of $116 million. The Company has the right to purchase the land under certain circumstances. The balance of the deferred ground rent obligation was $77 million and $86 million at December 31, 2000 and 1999, respectively, and is included in other liabilities on the consolidated balance sheets.

   The Company remains contingently liable at December 31, 2000 on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $68 million at December 31, 2000. However, management considers the likelihood of any substantial funding related to these leases to be remote.

   Rent expense consists of:

                                                                 2000 1999 1998
                                                                 ---- ---- ----
                                                                 (in millions)
   Minimum rentals on operating leases.......................... $107 $106 $104
   Additional rentals based on sales............................   36   29   26
                                                                 ---- ---- ----
                                                                 $143 $135 $130
                                                                 ==== ==== ====

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

11. Employee Stock Plans

   In connection with the REIT conversion, the Company assumed the employee obligations of Host REIT. Upon the exercise of stock options in Host REIT common stock, Host REIT will issue shares of its common stock in return for the issuance of an equal number of OP Units of the Company. Accordingly, those liabilities and related disclosures are included in the Company's consolidated financial statements.

   At December 31, 2000, Host REIT maintained two stock-based compensation plans, including the comprehensive stock plan (the "Comprehensive Plan"), whereby Host REIT may award to participating employees (i) options to purchase Host REIT's common stock, (ii) deferred shares of Host REIT's common stock and
(iii) restricted shares of Host REIT's common stock and the employee stock purchase plan (the "Employee Stock Purchase Plan"). Total shares of common stock reserved and available for issuance under the Comprehensive Plan at December 31, 2000 was 13.1 million.

   Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of the common stock on the date of grant. Non-qualified options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant. In connection with the Marriott International Distribution in 1993, Host Marriott issued an equivalent number of Marriott International options and adjusted the exercise prices of its options then outstanding based on the relative trading prices of shares of the common stock of companies.

   In connection with the Host Marriott Services ("HM Services") spin-off in 1995, outstanding options held by current and former employees of the Company were redenominated in both Company and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between the Company and HM Services, the Company originally had the right to receive up to 1.4 million shares of HM Services' common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. On August 27, 1999, Autogrill Acquisition Co., a wholly-owned subsidiary of Autogrill SpA of Italy, acquired Host Marriott Services Corporation. Since Host Marriott Services is no longer publicly traded, all future payments to the Company will be made in cash, as Host Marriott Services Corporation has indicated that the receivable will not be settled in Autogrill SpA stock. As of December 31, 2000 and 1999, the receivable balance was approximately $8.8 million and $11.9 million, respectively, which is included in other assets in the accompanying consolidated balance sheets.

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

   For purposes of the following disclosures required by SFAS No. 123, the fair value of each option granted has been estimated on the date of grant using an option-pricing model with the following weighted average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates of 5.1% and 6.4%, volatility of 32% and 32%, expected lives of 12 years and 12 years, and dividend yield of $.91 per share and $0.84 per

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
share. The weighted average fair value per option granted during the year was $1.06 in 2000 and $1.15 in 1999. Pro forma compensation cost for 2000, 1999 and 1998 would have reduced net income by approximately $811,000, $919,000 and $524,000, respectively. Basic and diluted earnings per share on a pro forma basis were not impacted by the pro forma compensation cost in 2000, 1999 and 1998.

   The effects of the implementation of SFAS No. 123 are not representative of the effects on reported net income in future years because only the effects of stock option awards granted in 1997 and subsequent years have been considered.

   A summary of the status of the Company's stock option plan for 2000, 1999 and 1998 follows:

                                      2000                         1999                         1998
                          ---------------------------- ---------------------------- ----------------------------
                                           Weighted                     Weighted                     Weighted
                             Shares        Average        Shares        Average        Shares        Average
                          (in millions) Exercise Price (in millions) Exercise Price (in millions) Exercise Price
                          ------------- -------------- ------------- -------------- ------------- --------------
Balance, at beginning of
 year...................       4.9           $ 4            5.6           $ 3            6.8           $ 4
Granted.................        .6            10            0.6            10            --            --
Exercised...............      (1.2)            3           (1.3)            3           (1.3)            5
Forfeited/Expired.......       (.1)           10            --            --            (0.6)            4
Adjustment for
 Distribution and
 Special Dividend.......       --            --             --            --             0.7             3
                              ----                         ----                         ----
Balance, at end of
 year...................       4.2           $ 5            4.9           $ 4            5.6           $ 3
                              ====                         ====                         ====
Options exercisable at
 year-end...............       3.2                          4.2                          5.5
                              ====                         ====                         ====

   The following table summarizes information about stock options at December 31, 2000:

                                   Options Outstanding                    Options Exercisable
                     ----------------------------------------------- ------------------------------
                                   Weighted Average
      Range of          Shares        Remaining     Weighted Average    Shares     Weighted Average
   Exercise Prices   (in millions) Contractual Life  Exercise Price  (in millions)  Exercise Price
   ---------------   ------------- ---------------- ---------------- ------------- ----------------
       $1 - 3             2.4              6              $ 2             2.4            $ 2
        4 - 6             0.3              8                6             0.3              6
        7 - 9             0.7             12                9             0.4              8
       10 - 12            0.7             15               11             0.1             12
       13 - 15            --              12               15             --              15
       16 - 19            0.1             12               18             --              18
                          ---                                             ---
                          4.2                                             3.2
                          ===                                             ===

   Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 2000, 1999 and 1998, 20,000, 11,000 and 12,000 shares were granted, respectively, under this plan. The compensation cost that has been charged against income for deferred stock was not material in 2000, 1999 and 1998. The weighted average fair value per share granted during each year was $9.44 in 2000, $14.31 in 1999 and $19.21 in 1998.

   The Company from time to time awards restricted stock plan shares under the Comprehensive Plan to officers and key executives to be distributed over the next three to 10 years in annual installments based on

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
continued employment and the attainment of certain performance criteria. The Company recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of the Company's common stock. In 2000, 1999 and 1998, 889,000, 3,203,000, and 2,900 shares of additional restricted stock plan shares were granted to certain key employees under these terms and conditions. Approximately 106,000 and 747,000 shares were forfeited in 2000 and 1999, respectively. The Company recorded compensation expense of $11 million, $7.7 million and $11 million in 2000, 1999 and 1998, respectively, related to these awards. The weighted average grant date fair value per share granted during each year was $8.87 in 2000, $12.83 in 1999 and $18.13 in 1998. Under these awards 3,612,000 shares were outstanding at December 31, 2000.

   In 1998, 568,408 stock appreciation rights ("SARs") were issued under the Comprehensive Plan to certain directors of the Company as a replacement for previously issued options that were cancelled during the year. The conversion to SARs was completed in order to comply with ownership limits applicable to the Company upon conversion to a REIT. The SARs are fully vested and the grant prices range from $1.20 to $5.13. In 2000, 1999 and 1998, the Company recognized compensation (income) expense of $1.4 million, $(2.7) million and $4.8 million, respectively, related to this grant. Additionally, in future periods, the Company will recognize compensation expense for outstanding SARs as a result of fluctuations in the market price of the Company's common stock.

   Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or market value at the end of the plan year.

12. Profit Sharing and Postemployment Benefit Plans

   The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The amount to be matched by the Company is determined annually by Host REIT's Board of Directors. The Company provides medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Amounts for these items were not material in 1998 through 2000.

13. Acquisitions and Dispositions

   The Company acquired the remaining unaffiliated partnership interests in two full-service hotels by issuing approximately 612,000 cumulative preferred OP Units and paid cash of approximately $6.8 million. During 2000, the holders of approximately 593,000 cumulative preferred OP Units converted to common OP Units on a one-for-one basis.

   The Company acquired or gained controlling interest in 36 hotels with 15,166 rooms in 1998. Twenty-five of the 1998 acquisitions, consisting of the Blackstone Acquisition and the Partnership Mergers, were completed on December 30, 1998 in conjunction with the REIT Conversion. Additionally, three full-service properties were contributed to one of the Non-Controlled Subsidiaries (Note 5). These acquisitions are summarized below.

   In December 1998, the Company completed the acquisition of, or controlling interests in, twelve hotels and one mortgage loan secured by an additional hotel (the "Blackstone Acquisition") from the Blackstone Group, a Delaware limited partnership, and a series of funds controlled by affiliates of Blackstone Real Estate Partners (together, the "Blackstone Entities"). In addition, the Company acquired a 25% interest in Swissotel Management (USA) L.L.C., which operates five Swissotel hotels in the United States, which the Company transferred to Crestline in connection with the Distribution. The Operating Partnership issued approximately 47.7

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES
million OP Units, which OP Units are redeemable for the Company's common stock (or cash equivalent at Host Marriott's option), assumed debt and made cash payments totaling approximately $920 million and distributed 1.4 million of the shares of Crestline common stock to the Blackstone Entities. As of December 31, 2000, the Blackstone Entities owned approximately 16% of the outstanding OP Units of the Operating Partnership. On February 7, 2001, the Blackstone Entities converted 12.5 million OP Units to common shares and immediately sold them to an underwriter for sale on the open market. As a result, the Blackstone Entities now own approximately 12% of the outstanding OP Units of the Operating Partnership.

   In December 1998, the Company announced the completion of the Partnership Mergers which was the roll-up of eight public partnerships and four private partnerships which own or control 28 properties, 13 of which were already consolidated (the "Partnership Mergers"). The Operating Partnership issued approximately 25.8 million OP Units to partners for their interests valued at approximately $333 million. As of December 31, 2000, approximately 16.6 million OP Units remain outstanding.

   As a result of these transactions, the Company increased its ownership of most of the 28 properties to 100% while consolidating 13 additional hotels (4,445 rooms).

   During 1998, prior to the Partnership mergers, the Company acquired a controlling interest in the Atlanta Marriott Marquis II Limited Partnership, which owns an interest in the 1,671-room Atlanta Marriott Marquis for approximately $239 million. The Company also acquired a controlling interest in two partnerships that own four hotels for approximately $74 million. In addition, the Company acquired four Ritz-Carlton hotels and two additional hotels totaling over 2,200 rooms for approximately $465 million.

   During 1999 and 1998, the Company disposed of seven hotels (2,430 rooms) for a total consideration of $410 million and recognized a net gain of $74 million.

   During 2000 and 1999, respectively, approximately 652,000 and 467,000 OP Units were redeemed for common stock and an additional 360,000 and 233,000 OP Units were redeemed for $3 million and $2 million in cash.

14. Fair Value of Financial Instruments

   The fair values of certain financial assets and liabilities and other financial instruments are shown below:

                                                    2000            1999
                                               --------------- ---------------
                                               Carrying  Fair  Carrying  Fair
                                                Amount  Value   Amount  Value
                                               -------- ------ -------- ------
                                                        (in millions)
   Financial assets
     Receivables from affiliates..............  $  164  $  166  $  127  $  133
     Notes receivable.........................      47      44      48      48
     Other....................................       9       9      12      12
    Financial liabilities
     Debt, net of capital leases and
      Convertible Debt Obligation to Host
      Marriott................................   5,305   5,299   5,063   4,790
     Convertible Debt Obligation to Host
      Marriott................................     492     432     514     357

   Short-term marketable securities and Senior Notes are valued based on quoted market prices. Receivables from affiliates, notes and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
at risk-adjusted rates. The fair values of the Bank Credit Facility and other notes are estimated to be equal to their carrying value. The Convertible Debt Obligation to Host Marriott is valued based on the quoted market price of the Convertible Preferred Securities.

15. Marriott International Distribution and Relationship with Marriott International

   The Company and Marriott International (formerly a wholly owned subsidiary, the common stock of which was distributed to the Company's shareholders on October 8, 1993) have entered into various agreements in connection with the Marriott International Distribution and thereafter which provide, among other things, that (i) the majority of the Company's hotel lodging properties are managed by Marriott International (see Note 16); (ii) nine of the Company's full-service properties are operated under franchise agreements with Marriott International with terms of 15 to 30 years; (iii) Marriott International and the Company formed a joint venture and Marriott International provided the Company with $29 million in debt financing at an average interest rate of 12.7% and $28 million in preferred equity in 1996 for the acquisition of two full-service properties in Mexico City, Mexico; and (iv) Marriott International provides certain limited administrative services.

   Additionally, Marriott International has the right to purchase up to 20% of the voting stock of the Company if certain events involving a change in control of the Company occur.

   During December 2000, the newly created Joint Venture formed by Rockledge and Marriott International acquired the partnership interests in two partnerships that collectively own 120 limited service hotels for approximately $372 million plus interest and legal fees (see Note 5). The Joint Venture financed the acquisition with mezzanine indebtedness borrowed from Marriott International and with cash and other assets contributed by Rockledge and Marriott International. Rockledge and Marriott International each own a 50% interest in the Joint Venture as of December 31, 2000.

   In 1998, the Company paid to Marriott International $196 million in hotel management fees and $9 million in franchise fees. Beginning in 1999, these fees, totaling $240 million and $218 million in 2000 and 1999, respectively, were paid by the lessees (see Note 10). In 2000, 1999 and 1998, the Company paid to Marriott International $0.2 million, $0.3 million and $4 million, respectively, in interest and commitment fees under the debt financing and line of credit provided by Marriott International and $2 million, $3 million, and $3 million, respectively, for limited administrative services and office space. In connection with the discontinued senior living communities' business, the Company paid Marriott International $13 million in management fees during 1998.

16. Hotel Management Agreements

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

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   As a result of the REIT Conversion, all fees payable under the Agreements for subsequent periods are the primary obligations of the Lessees. The obligations of the leases with Crestline were guaranteed to a limited extent by Crestline on 116 of the leases through December 31, 2000. The Company remained obligated to the managers in case the Lessee fails to pay these fees (but it would be entitled to reimbursement from the lessee under the terms of the Leases). Effective January 1, 2001, the Company effectively terminated the Crestline leases through the purchase of the Crestline Lessee Entities by the Company's wholly-owned TRS. The TRS will assume the obligations under the Agreements as lessee.

   Pursuant to the terms of the Agreements, Marriott International is required to furnish the hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are required to be allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries. In addition, the Company's hotels also participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott hotel system.

   The Lessees are obligated to provide the manager with sufficient funds to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and (b) replacements and renewals to the hotels' property and improvements. Under certain circumstances, the lessee will be required to establish escrow accounts for such purposes under terms outlined in the Agreements.

   The Lessees assumed franchise agreements with Marriott International for 10 hotels. Pursuant to these franchise agreements, the Lessee generally pays a franchise fee based on a percentage of room sales and food and beverage sales as well as certain other fees for advertising and reservations. Franchise fees for room sales vary from four to six percent of sales, while fees for food and beverage sales vary from two to three percent of sales. The terms of the franchise agreements are from 15 to 30 years.

   The Lessees assumed management agreements with The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton"), an affiliate of Marriott International, to manage nine of the Company's hotels. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to five percent of sales and incentive management fees are generally equal to 20% of available cash flow or operating profit, as defined in the agreements.

   The Lessees also assumed management agreements with hotel management companies other than Marriott International and Ritz-Carlton for 23 of the Company's hotels (10 of which are franchised under the Marriott brand). These agreements generally provide for an initial term of 10 to 20 years with renewal terms at the option of either party or, in some cases, the hotel management company of up to an additional one to 15 years. The agreements generally provide for payment of base management fees equal to one to four percent of sales. Seventeen of the 23 agreements also provide for incentive management fees generally equal to 10 to 25 percent of available cash flow, operating profit, or net operating income, as defined in the agreements.

17. Relationship with Crestline Capital Corporation

   The Company and Crestline entered into various agreements in connection with the Distribution as discussed in Note 3 and further outlined below.

 Distribution Agreement

   Crestline and the Company entered into a distribution agreement (the "Distribution Agreement"), which provided for, among other things, (i) the distribution of shares of Crestline in connection with the Distribution;

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

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

 Asset Management Agreement

   The Company and the Non-Controlled Subsidiaries entered into asset management agreements (the "Asset Management Agreements") with Crestline whereby Crestline agreed to provide advice on the operation of the hotels and review financial results, projections, loan documents and hotel management agreements. Crestline also agreed to consult on market conditions and competition, as well as monitor and negotiate with governmental agencies, insurance companies and contractors. Crestline was entitled to a fee not to exceed $4.5 million for each calendar year for its consulting services under the Asset Management Agreements, which included $0.25 million related to the Non-Controlled Subsidiaries. The Asset Management Agreements were terminated effective January 1, 2001 in connection with the acquisition of the Crestline Lessee Entities.

 Non-Competition Agreement

   Crestline and the Company entered into a non-competition agreement that limited the respective parties' future business opportunities. Pursuant to this non-competition agreement, Crestline agreed, among other things, that until the earlier of December 31, 2008, or the date on which it is no longer a Lessee of more than 25% of the number of hotels owned by the Company at the time of the Distribution, it would not own any full service hotel, manage any limited service or full service hotel owned by the Company, or own or operate a full service hotel franchise system operating under a common name brand, subject to certain exceptions. In addition, the Company agreed not to participate in the business of leasing, operating or franchising limited service or full service properties, subject to certain exceptions. In connection with the acquisition of the Crestline Lessee Entities, the non-competition agreement was terminated effective January 1, 2001.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

18. Geographic and Business Segment Information

   The Company operates one business segment, hotel ownership. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands, contain an average of approximately 478 rooms as of December 31, 2000, as well as supply other amenities such as meeting space and banquet facilities; a variety of restaurants and lounges; gift shops and swimming pools. They are typically located in downtown, airport, suburban and resort areas throughout the United States. During most of 1998, the Company's foreign operations consisted of six full-service hotel properties located in Mexico and Canada. As of December 31, 1998, the Company's foreign operations had decreased to four Canadian hotel properties, as the hotels in Mexico were contributed to Rockledge Hotel Properties, Inc. There were no intercompany sales between the properties and the Company. The following table presents revenues and long-lived assets for each of the geographical areas in which the Company operates (in millions):

                                  2000              1999              1998
                             --------------- ------------------- ---------------
                                      Long-                               Long-
                                      lived           Long-lived          lived
                             Revenues Assets Revenues   Assets   Revenues Assets
                             -------- ------ -------- ---------- -------- ------
United States...............  $1,447  $6,991  $1,352    $6,987    $3,443  $7,112
International...............      26     119      24       121       121      89
                              ------  ------  ------    ------    ------  ------
  Total.....................  $1,473  $7,110  $1,376    $7,108    $3,564  $7,201
                              ======  ======  ======    ======    ======  ======

19. Supplemental Guarantor and Non-Guarantor Subsidiary Information

   All subsidiaries of the Company guarantee the Senior Notes except those owning 48 of the Company's full service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company.

   The following condensed combined consolidating financial information sets forth the financial position as of December 31, 2000 and 1999 and results of operations and cash flows for the three fiscal years in the period ended December 31, 2000 of the parent, Guarantor Subsidiaries and the Non-Guarantor
Subsidiaries:

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

          Supplemental Condensed Combined Consolidating Balance Sheets
                                 (in millions)

                               December 31, 2000

                                  Guarantor   Non-Guarantor
                          Parent Subsidiaries Subsidiaries  Eliminations Consolidated
                          ------ ------------ ------------- ------------ ------------
Property and equipment,
 net....................  $1,181    $2,001       $3,928       $   --        $7,110
Investments in
 affiliate..............   2,618     1,715          --         (4,205)         128
Notes and other
 receivables............     311        54          165          (319)         211
Rent receivable.........      13        10           42           --            65
Other assets............     256        31          351           (74)         564
Cash, cash equivalents
 and marketable
 securities.............     244        34           35           --           313
                          ------    ------       ------       -------       ------
  Total assets..........  $4,623    $3,845       $4,521       $(4,598)      $8,391
                          ======    ======       ======       =======       ======
Debt....................  $1,910    $1,215       $2,360       $  (163)      $5,322
Convertible debt
 obligation to Host
 Marriott...............     492       --           --            --           492
Other liabilities.......     474       127          322          (230)         693
                          ------    ------       ------       -------       ------
  Total liabilities.....   2,876     1,342        2,682          (393)       6,507
Minority interests......       2       --           137           --           139
Limited partner interest
 of third parties at
 redemption value.......     823       --           --            --           823
Partners' capital.......     922     2,503        1,702        (4,205)         922
                          ------    ------       ------       -------       ------
  Total liabilities and
   partners' capital....  $4,623    $3,845       $4,521       $(4,598)      $8,391
                          ======    ======       ======       =======       ======

                               December 31, 1999

                                  Guarantor   Non-Guarantor
                          Parent Subsidiaries Subsidiaries  Eliminations Consolidated
                          ------ ------------ ------------- ------------ ------------
Property and equipment,
 net....................  $1,182    $1,969       $3,957       $   --        $7,108
Investments in
 affiliate..............   2,406     1,645          --         (4,002)          49
Notes and other
 receivables............     364        55          172          (416)         175
Rent receivable.........      11        10           51           --            72
Other assets............     176        50          353           (64)         515
Cash, cash equivalents
 and marketable
 securities.............     197        33           47           --           277
                          ------    ------       ------       -------       ------
  Total assets..........  $4,336    $3,762       $4,580       $(4,482)      $8,196
                          ======    ======       ======       =======       ======
Debt....................  $1,627    $1,223       $2,420       $  (201)      $5,069
Convertible debt
 obligation to Host
 Marriott...............     514       --           --            --           514
Other liabilities.......     337       183          382          (279)         623
                          ------    ------       ------       -------       ------
  Total liabilities.....   2,478     1,406        2,802          (480)       6,206
Minority interests......       4       --           132           --           136
Limited partner interest
 of third parties at
 redemption value.......     533       --           --            --           533
Partners' capital.......   1,321     2,356        1,646        (4,002)       1,321
                          ------    ------       ------       -------       ------
  Total liabilities and
   partners' capital....  $4,336    $3,762       $4,580       $(4,482)      $8,196
                          ======    ======       ======       =======       ======

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

     Supplemental Condensed Combined Consolidating Statements of Operations
                                 (in millions)

                      Fiscal Year Ended December 31, 2000

                                   Guarantor   Non-Guarantor
                          Parent  Subsidiaries Subsidiaries  Eliminations Consolidated
                          ------  ------------ ------------- ------------ ------------
REVENUES................  $ 632      $ 611         $ 780        $(550)       $1,473
Depreciation and
 amortization...........    (69)       (97)         (165)         --           (331)
Property-level
 expenses...............    (46)       (64)         (162)         --           (272)
Minority interest.......     (7)       --            (20)         --            (27)
Corporate expenses......     (7)       (12)          (23)         --            (42)
Interest expense........   (179)      (115)         (203)          31          (466)
Other expenses..........   (227)        (1)           (2)         --           (230)
                          -----      -----         -----        -----        ------
Income from continuing
 operations before
 taxes..................     97        322           205         (519)          105
Benefit for income
 taxes..................    106         (5)           (3)         --             98
                          -----      -----         -----        -----        ------
INCOME BEFORE
 EXTRAORDINARY ITEM.....    203        317           202         (519)          203
Extraordinary item--gain
 on extinguishment of
 debt (net of income
 taxes).................      4        --            --           --              4
                          -----      -----         -----        -----        ------
NET INCOME..............  $ 207      $ 317         $ 202        $(519)       $  207
                          =====      =====         =====        =====        ======

                      Fiscal Year Ended December 31, 1999

                                   Guarantor   Non-Guarantor
                          Parent  Subsidiaries Subsidiaries  Eliminations Consolidated
                          ------  ------------ ------------- ------------ ------------
REVENUES................  $ 605      $ 599         $ 728        $(556)       $1,376
Depreciation and
 amortization...........    (60)       (83)         (150)         --           (293)
Property-level
 expenses...............    (52)       (57)         (155)         --           (264)
Minority interest.......     (4)       --            (17)         --            (21)
Corporate expenses......     (6)        (9)          (19)         --            (34)
Interest expense........   (189)      (130)         (197)          47          (469)
Other expenses..........    (42)        (9)           (4)         --            (55)
                          -----      -----         -----        -----        ------
Income from continuing
 operations before
 taxes..................    252        311           186         (509)          240
Benefit for income
 taxes..................     24         (5)           (3)         --             16
                          -----      -----         -----        -----        ------
INCOME BEFORE
 EXTRAORDINARY ITEM.....    276        306           183         (509)          256
Extraordinary item--gain
 on extinguishment of
 debt (net of income
 taxes).................      9        --             20          --             29
                          -----      -----         -----        -----        ------
NET INCOME..............  $ 285      $ 306         $ 203        $(509)       $  285
                          =====      =====         =====        =====        ======

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                      Fiscal Year Ended December 31, 1998

                                   Guarantor   Non-Guarantor
                          Parent  Subsidiaries Subsidiaries  Eliminations Consolidated
                          ------  ------------ ------------- ------------ ------------
REVENUES................  $1,034     $ 990        $ 1,660       $(120)      $ 3,564
Depreciation and
 amortization...........     (67)      (77)          (102)        --           (246)
Property-level
 expenses...............     (63)      (73)          (135)        --           (271)
Hotel operating
 expenses...............    (536)     (624)        (1,151)        --         (2,311)
Minority interest.......     (25)      --             (27)        --            (52)
Corporate expenses......      (9)      (13)           (26)        --            (48)
Interest expense........     (99)     (129)          (144)         37          (335)
Dividends on Convertible
 Preferred Securities...     (37)      --             --          --            (37)
Other expenses..........     (87)       (2)            (1)        --            (90)
                          ------     -----        -------       -----       -------
Income from continuing
 operations before
 taxes..................     111        72             74         (83)          174
Benefit (provision) for
 income taxes...........      79       (29)           (30)        --             20
                          ------     -----        -------       -----       -------
Income from continuing
 operations.............     190        43             44         (83)          194
Income from discontinued
 operations.............       1       --             --          --              1
                          ------     -----        -------       -----       -------
INCOME BEFORE
 EXTRAORDINARY ITEM.....     191        43             44         (83)          195
Extraordinary item--gain
 on extinguishment of
 debt (net of income
 taxes).................    (144)       (3)            (1)        --           (148)
                          ------     -----        -------       -----       -------
NET INCOME..............  $   47     $  40        $    43       $ (83)      $    47
                          ======     =====        =======       =====       =======

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

     Supplemental Condensed Combined Consolidating Statements of Cash Flows
                                 (in millions)

                      Fiscal Year Ended December 31, 2000

                                         Guarantor   Non-Guarantor
                                Parent  Subsidiaries Subsidiaries  Consolidated
                                ------  ------------ ------------- ------------
OPERATING ACTIVITIES
Cash from operations..........  $  44      $ 169         $ 321        $ 534
                                -----      -----         -----        -----
INVESTING ACTIVITIES
Net cash received from sales
 of assets....................    --         --            --           --
Capital expenditures..........    (82)      (132)         (165)        (379)
Acquisitions..................    --         (40)          --           (40)
Other.........................    (29)       --            --           (29)
                                -----      -----         -----        -----
Cash used in investing
 activities...................   (111)      (172)         (165)        (448)
                                -----      -----         -----        -----
FINANCING ACTIVITIES
Repayment of debt.............   (193)       (10)         (114)        (317)
Issuance of debt..............    451        --             89          540
Issuance of OP Units..........      4        --            --             4
Issuance of preferred limited
 partner units................    --         --            --           --
Distributions on common and
 preferred limited partner
 units........................   (260)       --            --          (260)
Redemption or repurchase of OP
 Units for cash...............    (47)       --            --           (47)
Repurchase of Convertible
 Preferred Securities.........    (15)       --            --           (15)
Cost of extinguishment of
 debt.........................    --         --            --           --
Transfer to/from Parent.......    173         15          (188)         --
Other.........................      1         (1)           45           45
                                -----      -----         -----        -----
Cash from financing
 activities...................    114          4          (168)         (50)
                                -----      -----         -----        -----
INCREASE IN CASH AND CASH
 EQUIVALENTS..................     47          1           (12)          36
CASH AND CASH EQUIVALENTS,
 beginning of year............    197         33            47          277
                                -----      -----         -----        -----
CASH AND CASH EQUIVALENTS, end
 of year......................  $ 244      $  34         $  35        $ 313
                                =====      =====         =====        =====

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                      Fiscal Year Ended December 31, 1999

                                         Guarantor   Non-Guarantor
                                Parent  Subsidiaries Subsidiaries  Consolidated
                                ------  ------------ ------------- ------------
OPERATING ACTIVITIES
Cash from operations..........  $  13      $ 127        $   220      $   360
                                -----      -----        -------      -------
INVESTING ACTIVITIES
Net cash received from sales
 of assets....................      3        158             34          195
Capital expenditures..........   (129)      (101)          (131)        (361)
Acquisitions..................     (3)        (5)           (21)         (29)
Other.........................     19        --             --            19
                                -----      -----        -------      -------
Cash used in investing
 activities...................   (110)        52           (118)        (176)
                                -----      -----        -------      -------
FINANCING ACTIVITIES
Repayment of debt.............   (230)      (145)        (1,056)      (1,431)
Issuance of debt..............    290         23          1,032        1,345
Issuance of OP Units..........      5        --             --             5
Issuance of preferred limited
 partner units................    196        --             --           196
Distributions on common and
 preferred limited partner
 units........................   (260)       --             --          (260)
Redemption or repurchase of OP
 Units for cash...............    (54)       --             --           (54)
Repurchase of Convertible
 Preferred Securities.........    (36)       --             --           (36)
Cost of extinguishment of
 debt.........................    --         --              (2)          (2)
Transfer to/from Parent.......     79        (61)           (18)         --
Other.........................    (25)        (1)           (80)        (106)
                                -----      -----        -------      -------
Cash from financing
 activities...................    (35)      (184)          (124)        (343)
                                -----      -----        -------      -------
INCREASE IN CASH AND CASH
 EQUIVALENTS..................   (132)        (5)           (22)        (159)
CASH AND CASH EQUIVALENTS,
 beginning of year............    329         38             69          436
                                -----      -----        -------      -------
CASH AND CASH EQUIVALENTS, end
 of year......................  $ 197      $  33        $    47      $   277
                                =====      =====        =======      =======

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                      Fiscal Year Ended December 31, 1998

                                         Guarantor   Non-Guarantor
                               Parent   Subsidiaries Subsidiaries  Consolidated
                               -------  ------------ ------------- ------------
OPERATING ACTIVITIES
Cash from operations.........  $    59     $ 217         $  65       $   341
                               -------     -----         -----       -------
INVESTING ACTIVITIES
Net cash received from sales
 of assets...................      227       --            --            227
Capital expenditures.........      (50)     (109)          (93)         (252)
Acquisitions.................     (336)     (325)         (327)         (988)
Other........................      358       --            --            358
                               -------     -----         -----       -------
Cash from (used in) investing
 activities from continuing
 operations..................      199      (434)         (420)         (655)
Cash from (used in) investing
 activities from discontinued
 operations..................      (50)      --            --            (50)
                               -------     -----         -----       -------
Cash used in investing
 activities..................      149      (434)         (420)         (705)
                               -------     -----         -----       -------
FINANCING ACTIVITIES
Repayment of debt............   (1,828)     (128)         (168)       (2,124)
Issuance of debt.............    2,483         7             6         2,496
Cash contributed to Crestline
 at inception................      (52)      --            --            (52)
Cash contributed to non-
 controlled subsidiary.......      (30)      --            --            (30)
Transfer to/from Parent......     (846)      277           569           --
Other........................      (25)      --            --            (25)
                               -------     -----         -----       -------
Cash from (used in) financing
 activities from continuing
 operations..................     (298)      156           407           265
Cash from (used in) financing
 activities from discontinued
 operations..................       24       --            --             24
                               -------     -----         -----       -------
Cash from (used in) financing
 activities..................     (274)      156           407           289
                               -------     -----         -----       -------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS........      (66)      (61)           52           (75)
CASH AND CASH EQUIVALENTS,
 beginning of year...........      395        99            17           511
                               -------     -----         -----       -------
CASH AND CASH EQUIVALENTS,
 end of year.................  $   329     $  38         $  69       $   436
                               =======     =====         =====       =======

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

20. Quarterly Financial Data (unaudited)

                                                         2000
                                        --------------------------------------
                                         First  Second   Third  Fourth  Fiscal
                                        Quarter Quarter Quarter Quarter  Year
                                        ------- ------- ------- ------- ------
                                        (in millions, except per unit amounts)
Revenues...............................  $ 185   $ 199   $ 239   $850   $1,473
Income from continuing operations
 before income taxes...................    (73)    (64)    (17)   259      105
Income from continuing operations......    (74)    (66)    (21)   364      203
Income before extraordinary item.......    (74)    (66)    (21)   364      203
Net income (loss)......................    (69)    (68)    (21)   365      207
Net income (loss) available to
 unitholders...........................    (74)    (73)    (27)   361      187
Basic earnings (loss) per unit:
  Income from continuing operations....   (.28)   (.26)   (.09)  1.26      .64
  Income before extraordinary items....    .02    (.26)   (.09)  1.26      .64
  Net income (loss)....................   (.26)   (.26)   (.09)  1.27      .66
Diluted earnings (loss) per unit:
  Income from continuing operations....   (.28)   (.26)   (.09)  1.13      .63
  Income before extraordinary items....    .02    (.26)   (.09)  1.13      .63
  Net income (loss)....................   (.26)   (.26)   (.09)  1.14      .65

                                                         1999
                                        --------------------------------------
                                         First  Second   Third  Fourth  Fiscal
                                        Quarter Quarter Quarter Quarter  Year
                                        ------- ------- ------- ------- ------
                                        (in millions, except per unit amounts)
Revenues...............................  $ 192   $ 203   $ 203   $778   $1,376
Income from continuing operations
 before income taxes...................    (55)    (54)    (43)   392      240
Income from continuing operations......    (56)    (55)    (44)   411      256
Income before extraordinary item.......    (56)    (55)    (44)   411      256
Net income (loss)......................    (56)    (42)    (40)   423      285
Net income (loss) available to
 unitholders...........................    (56)    (42)    (41)   418      279
Basic earnings (loss) per unit:
  Income from continuing operations....   (.19)   (.19)   (.16)  1.40      .86
  Income before extraordinary items....   (.19)   (.19)   (.16)  1.40      .86
  Net income (loss)....................   (.19)   (.15)   (.14)  1.44      .96
Diluted earnings (loss) per unit:
  Income from continuing operations....   (.19)   (.19)   (.16)  1.23      .83
  Income before extraordinary items....   (.19)   (.19)   (.16)  1.23      .83
  Net income (loss)....................   (.19)   (.15)   (.14)  1.27      .93

   In December 1999, the Company retroactively changed its method of accounting for contingent rental revenues to conform to the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101. As a result, contingent rental revenue is deferred on the balance sheet until certain revenue thresholds are realized. SAB No. 101 has no impact on full-year 2000 and 1999 revenues, net income, or earnings per share because all rental revenues considered contingent under SAB No. 101 were earned as of December 31, 2000 and 1999. The change in accounting principle has no effect prior to 1999 because percentage rent relates to rental income on our leases, which began in 1999.

   For all years presented, the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The sum of the basic and diluted earnings (loss) per common share for the four quarters in all years presented differs from the annual earnings per common share due to the required method of computing the weighted average number of shares in the respective periods.

                      CCHP I CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                    December 29, 2000 and December 31, 1999

              With Independent Public Accountants' Report Thereon

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCHP I Corporation:

   We have audited the accompanying consolidated balance sheets of CCHP I Corporation and its subsidiaries (a Delaware corporation) as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the fiscal years ended December 29, 2000 and December 31, 1999. These consolidated financial statements are the responsibility of CCHP I Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCHP I Corporation and its subsidiaries as of December 29, 2000 and December 31, 1999 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Vienna, Virginia
February 23, 2001

                      CCHP I CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 As of December 29, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                                 2000    1999
                                                                ------- -------
                            ASSETS
Current assets
  Cash and cash equivalents.................................... $ 4,849 $ 9,467
  Due from hotel managers......................................   5,862   3,890
  Due from Crestline...........................................     682     --
  Other current assets.........................................      62     --
                                                                ------- -------
                                                                 11,455  13,357
Hotel working capital..........................................  26,011  26,011
                                                                ------- -------
                                                                $37,466 $39,368
                                                                ======= =======
             LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Lease payable to Host Marriott............................... $ 5,252 $ 5,792
  Due to hotel managers........................................   4,138   3,334
  Other current liabilities....................................     500     --
                                                                ------- -------
                                                                  9,890   9,126
Hotel working capital notes payable to Host Marriott...........  26,011  26,011
Deferred income taxes..........................................   1,565   1,027
                                                                ------- -------
  Total liabilities............................................  37,466  36,164
                                                                ------- -------
Shareholder's equity
  Common stock (100 shares issued at $1.00 par value)..........     --      --
  Retained earnings............................................     --    3,204
                                                                ------- -------
    Total shareholder's equity.................................     --    3,204
                                                                ------- -------
                                                                $37,466 $39,368
                                                                ======= =======


                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                              2000      1999
                                                            --------  --------
REVENUES
  Rooms.................................................... $624,314  $585,381
  Food and beverage........................................  289,577   277,684
  Other....................................................   63,848    65,069
                                                            --------  --------
    Total revenues.........................................  977,739   928,134
                                                            --------  --------
OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
  Rooms....................................................  148,482   141,898
  Food and beverage........................................  218,802   211,964
  Other....................................................  254,248   241,996
Other operating costs and expenses
  Lease expense to Host Marriott...........................  296,664   276,058
  Management fees..........................................   47,172    40,659
                                                            --------  --------
    Total operating costs and expenses.....................  965,368   912,575
                                                            --------  --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST....   12,371    15,559
Corporate expenses.........................................   (1,224)   (1,367)
Interest expense...........................................   (1,332)   (1,585)
Interest income............................................      334       --
                                                            --------  --------
INCOME BEFORE INCOME TAXES.................................   10,149    12,607
Provision for income taxes.................................   (4,289)   (5,169)
                                                            --------  --------
NET INCOME................................................. $  5,860  $  7,438
                                                            ========  ========


                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                       Common Retained
                                                       Stock  Earnings   Total
                                                       ------ --------  -------
Balance, January 1, 1999..............................  $--   $   --    $   --
  Dividend to Crestline...............................   --    (4,234)   (4,234)
  Net income..........................................   --     7,438     7,438
                                                        ----  -------   -------
Balance, December 31, 1999............................   --     3,204     3,204
  Dividend to Crestline...............................   --    (9,064)   (9,064)
  Net income..........................................   --     5,860     5,860
                                                        ----  -------   -------
Balance, December 29, 2000............................  $--   $   --    $   --
                                                        ====  =======   =======



                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                                2000     1999
                                                               -------  -------
OPERATING ACTIVITIES
Net income.................................................... $ 5,860  $ 7,438
Change in amounts due from hotel managers.....................  (1,972)    (678)
Change in lease payable to Host Marriott......................    (540)   5,792
Changes in amounts due to hotel managers......................     804    1,149
Changes in other operating accounts...........................     294      --
                                                               -------  -------
  Cash from operations........................................   4,446   13,701
                                                               -------  -------
FINANCING ACTIVITIES
Dividend to Crestline.........................................  (9,064)  (4,234)
                                                               -------  -------
Increase (decrease) in cash and cash equivalents..............  (4,618)   9,467
Cash and cash equivalents, beginning of year..................   9,467      --
                                                               -------  -------
Cash and cash equivalents, end of year........................ $ 4,849  $ 9,467
                                                               =======  =======


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

   On December 31, 1998, wholly owned subsidiaries of the Company (the "Tenant Subsidiaries") entered into lease agreements with Host Marriott to lease 35 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. As of December 29, 2000, the Company leased 34 full-service hotels from Host Marriott.

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

 Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                      CCHP I CORPORATION AND SUBSIDIARIES

Note 2. Leases

   Future minimum annual rental commitments for all non-cancelable leases as of December 29, 2000 are as follows (in thousands):

   2001............................................................... $182,432
   2002...............................................................  175,108
   2003...............................................................  174,099
   2004...............................................................  159,082
   2005...............................................................  159,082
   Thereafter.........................................................   24,014
                                                                       --------
     Total minimum lease payments..................................... $873,817
                                                                       ========

   Lease expense for the fiscal years 2000 and 1999 consisted of the following (in thousands):

                                                                 2000     1999
                                                               -------- --------
   Base rent.................................................. $177,405 $167,996
   Percentage rent............................................  119,259  108,062
                                                               -------- --------
                                                               $296,664 $276,058
                                                               ======== ========

 Hotel Leases

   The Tenant Subsidiaries entered into leases with Host Marriott effective January 1, 1999 for 35 full-service hotels. See Note 6 for a discussion of the sale of all but one of the full-service hotel leases in 2001.

   Each hotel lease had an initial term generally ranging from three to seven years. The Tenant Subsidiaries were required to pay the greater of (i) a minimum rent specified in each hotel lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds are increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. The hotel leases generally provided for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures.

   The Tenant Subsidiaries were responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Tenant Subsidiaries were responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott was responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

   For those hotels where Marriott International is the manager, it had a noneconomic membership interest with certain limited voting rights in the Tenant Subsidiaries.

 FF&E Leases

   Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"),

                      CCHP I CORPORATION AND SUBSIDIARIES
the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for the Excess FF&E. The terms of the FF&E Leases generally ranged from two to three years and rent under the FF&E Leases was a fixed amount.

 Guaranty and Pooling Agreement

   In connection with entering into the hotel leases, the Company, Crestline and Host Marriott, entered into a pool guarantee and a pooling and security agreement by which the Company provided a full guarantee and Crestline provided a limited guarantee of all of the hotel lease obligations.

   The cumulative limit of Crestline's guarantee obligation was the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all of the Company's hotel leases or ten percent of the aggregate rent payable under all of the Company's hotel leases for 1999. In the event that Crestline's obligation under the pooling and guarantee agreement was reduced to zero, the Company could terminate the agreement and Host Marriott could terminate the Company's hotel leases without penalty.

   All of the Company's leases were cross-defaulted and the Company's obligations under the guaranty were secured by all the funds received from its Tenant Subsidiaries.

Note 3. Working Capital Notes

   Upon the commencement of the hotel leases, the Company purchased the working capital of the leased hotels from Host Marriott for $26,832,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. See Note 6 for a discussion of the repayment of all but one of the hotel working notes in 2001. As of December 29, 2000, the outstanding balance of the working capital notes was $26,011,000.

   Debt maturities at December 29, 2000 are as follows (in thousands):

   2001................................................................. $ 1,340
   2002.................................................................     --
   2003.................................................................   3,005
   2004.................................................................     --
   2005.................................................................  21,666
                                                                         -------
                                                                         $26,011
                                                                         =======

   Cash paid for interest expense in 2000 and 1999 totaled $1,351,000 and $1,463,000, respectively.

Note 4. Management Agreements

   All of the Company's hotels are operated by hotel management companies under long-term hotel management agreements between Host Marriott and hotel management companies. The existing management agreements were assigned to the Tenant Subsidiaries upon the execution of the hotel leases for the term of each corresponding hotel lease. See Note 6 for a discussion of the transfer of all of the management contracts to Host Marriott in 2001.

   The Tenant Subsidiaries were obligated to perform all of the obligations of Host Marriott under the hotel management agreements including payment of fees due under the management agreements other than certain

                      CCHP I CORPORATION AND SUBSIDIARIES
obligations including payment of property taxes, property casualty insurance and ground rent, maintaining a reserve fund for FF&E replacements and capital expenditures for which Host Marriott retained responsibility.

   Marriott International manages 30 of the 34 hotels under long-term management agreements. The remaining four hotels are managed by other hotel management companies. The management agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the management agreements) over a priority return (as defined) to the Tenant Subsidiaries, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

Note 5. Income Taxes

   The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the "Group"). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal, state and Canadian tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

   The provision for income taxes for the fiscal years 2000 and 1999 consists of the following (in thousands):

                                                                    2000   1999
                                                                   ------ ------
   Current........................................................ $3,945 $4,142
   Deferred.......................................................    344  1,027
                                                                   ------ ------
                                                                   $4,289 $5,169
                                                                   ====== ======

   The significant difference between the Company's effective income tax rate and the Federal state tax rate is attributable to the state and Canadian tax rates.

   As of December 29, 2000 and December 31, 1999, the Company had no deferred tax assets. The tax effect of the temporary difference that gives rise to the Company's deferred tax liability is generally attributable to the hotel working capital.

Note 6. Subsequent Event

   On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning January 2001, to lease its hotels to a taxable subsidiary. Under the terms of the Company's full-service hotel leases, Host Marriott, at its sole discretion, could purchase the full-service hotel leases for a price equal to the fair market value of the Company's leasehold interest in the leases based upon an agreed upon formula in the leases.

   On November 13, 2000, Crestline, the Company and the Tenant Subsidiaries entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of Tenant Subsidiaries' leasehold interests in the full-service hotels. The purchase and sale transaction would generally transfer ownership of the Tenant Subsidiaries owned by the Company to a subsidiary of Host Marriott for a total consideration of $32.6 million in cash. On January 10, 2001, upon the receipt of all required consents, the purchase and sale transaction was completed for $28.2 million, which reflects the deferral of the sale of one of the leases for $4.4 million. The Company

                      CCHP I CORPORATION AND SUBSIDIARIES
recognized a pre-tax gain on the transaction of approximately $28 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001.

   In connection with the sale of the Tenant Subsidiaries, the hotel working capital notes for all but one of the full-service hotels were repaid. Accordingly, the Company's remaining hotel working capital notes payable to Host Marriott after the sale of the Tenant Subsidiaries on January 10, 2001 totaled $2,003,000.

                      CCHP II CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                    December 29, 2000 and December 31, 1999

              With Independent Public Accountants' Report Thereon

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCHP II Corporation:

   We have audited the accompanying consolidated balance sheets of CCHP II Corporation and its subsidiaries (a Delaware corporation) as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the fiscal years ended December 29, 2000 and December 31, 1999. These consolidated financial statements are the responsibility of CCHP II Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCHP II Corporation and its subsidiaries as of December 29, 2000 and December 31, 1999 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Vienna, Virginia
February 23, 2001

                      CCHP II CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 As of December 29, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                                 2000    1999
                                                                ------- -------
                            ASSETS
Current assets
  Cash and cash equivalents.................................... $ 4,867 $ 8,856
  Due from hotel managers......................................  13,029  10,280
  Due from Crestline...........................................     105     --
  Other current assets.........................................   1,023     --
                                                                ------- -------
                                                                 19,024  19,136
Hotel working capital..........................................  18,090  18,090
                                                                ------- -------
                                                                $37,114 $37,226
                                                                ======= =======

             LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Lease payable to Host Marriott............................... $15,565 $16,197
  Due to hotel managers........................................   2,085     958
  Due to Crestline.............................................     --      288
                                                                ------- -------
                                                                 17,650  17,443
Hotel working capital notes payable to Host Marriott...........  18,090  18,090
Deferred income taxes..........................................   1,374     996
                                                                ------- -------
  Total liabilities............................................  37,114  36,529
                                                                ------- -------
Shareholder's equity
  Common stock (100 shares issued at $1.00 par value)..........     --      --
  Retained earnings............................................     --      697
                                                                ------- -------
    Total shareholder's equity.................................     --      697
                                                                ------- -------
                                                                $37,114 $37,226
                                                                ======= =======


                See Notes to Consolidated Financial Statements.

                      CCHP II CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                          2000        1999
                                                       ----------  ----------
REVENUES
  Rooms............................................... $  689,406  $  646,624
  Food and beverage...................................    335,607     306,320
  Other...............................................     66,971      64,876
                                                       ----------  ----------
    Total revenues....................................  1,091,984   1,017,820
                                                       ----------  ----------
OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
  Rooms...............................................    167,839     158,279
  Food and beverage...................................    249,087     230,001
  Other...............................................    244,590     231,668
Other operating costs and expenses
  Lease expense to Host Marriott......................    337,643     312,112
  Management fees.....................................     75,268      66,672
                                                       ----------  ----------
    Total operating costs and expenses................  1,074,427     998,732
                                                       ----------  ----------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND
 INTEREST.............................................     17,557      19,088
Corporate expenses....................................     (1,372)     (1,499)
Interest expense......................................       (926)       (928)
Interest income.......................................        536         --
                                                       ----------  ----------
INCOME BEFORE INCOME TAXES............................     15,795      16,661
Provision for income taxes............................     (6,529)     (6,831)
                                                       ----------  ----------
NET INCOME............................................ $    9,266  $    9,830
                                                       ==========  ==========


                See Notes to Consolidated Financial Statements.

                      CCHP II CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                       Common Retained
                                                       Stock  Earnings   Total
                                                       ------ --------  -------
Balance, January 1, 1999..............................  $--   $   --    $   --
  Dividend to Crestline...............................   --    (9,133)   (9,133)
  Net income..........................................   --     9,830     9,830
                                                        ----  -------   -------
Balance, December 31, 1999............................   --       697       697
  Dividend to Crestline...............................   --    (9,963)   (9,963)
  Net income..........................................   --     9,266     9,266
                                                        ----  -------   -------
Balance, December 29, 2000............................  $--   $   --    $   --
                                                        ====  =======   =======



                See Notes to Consolidated Financial Statements.

                      CCHP II CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                                2000     1999
                                                               -------  -------
OPERATING ACTIVITIES
Net income.................................................... $ 9,266  $ 9,830
Change in amounts due from hotel managers.....................  (2,749)  (9,322)
Change in lease payable to Host Marriott......................    (632)  16,197
Change in amounts due to hotel managers.......................   1,127      --
Changes in other operating accounts...........................  (1,038)   1,284
                                                               -------  -------
  Cash from operations........................................   5,974   17,989
                                                               -------  -------
FINANCING ACTIVITIES
Dividend to Crestline.........................................  (9,963)  (9,133)
                                                               -------  -------
Increase (decrease) in cash and cash equivalents..............  (3,989)   8,856
Cash and cash equivalents, beginning of year..................   8,856      --
                                                               -------  -------
Cash and cash equivalents, end of year........................ $ 4,867  $ 8,856
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

   On December 31, 1998, wholly owned subsidiaries of the Company (the "Tenant Subsidiaries") entered into lease agreements with Host Marriott to lease 28 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. As of December 29, 2000, the Company leased 28 full-service hotels from Host Marriott.

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

 Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     CCHP II CORPORATION AND SUBSIDIARIES

Note 2. Leases

   Future minimum annual rental commitments for all non-cancelable leases as of December 29, 2000 are as follows (in thousands):

   2001............................................................. $  174,747
   2002.............................................................    174,747
   2003.............................................................    174,747
   2004.............................................................    174,747
   2005.............................................................    174,747
   Thereafter.......................................................    174,746
                                                                     ----------
   Total minimum lease payments..................................... $1,048,481
                                                                     ==========

   Lease expense for the fiscal years 2000 and 1999 consisted of the following (in thousands):

                                                                 2000     1999
                                                               -------- --------
   Base rent.................................................. $173,247 $167,755
   Percentage rent............................................  164,396  144,357
                                                               -------- --------
                                                               $337,643 $312,112
                                                               ======== ========

 Hotel Leases

   The Tenant Subsidiaries entered into leases with Host Marriott effective January 1, 1999 for 28 full-service hotels. See Note 6 for a discussion of the sale of all of the full-service hotel leases in 2001.

   Each hotel lease had an initial term of eight years. The Tenant Subsidiaries were required to pay the greater of (i) a minimum rent specified in each hotel lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds are increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. The hotel leases generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures.

   The Tenant Subsidiaries were responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Tenant Subsidiaries were responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott was responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

   For those hotels where Marriott International is the manager, it had a noneconomic membership interest with certain limited voting rights in the Tenant Subsidiaries.

 FF&E Leases

   Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for

                     CCHP II CORPORATION AND SUBSIDIARIES
the Excess FF&E. The terms of the FF&E Leases generally ranged from two to three years and rent under the FF&E Leases was a fixed amount.

 Guaranty and Pooling Agreement

   In connection with entering into the hotel leases, the Company, Crestline and Host Marriott, entered into a pool guarantee and a pooling and security agreement by which the Company provided a full guarantee and Crestline provided a limited guarantee of all of the hotel lease obligations.

   The cumulative limit of Crestline's guarantee obligation was the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all of the Company's hotel leases or ten percent of the aggregate rent payable under all of the Company's hotel leases for 1999. In the event that Crestline's obligation under the pooling and guarantee agreement was reduced to zero, the Company could terminate the agreement and Host Marriott could terminate the Company's hotel leases without penalty.

   All of the Company's leases were cross-defaulted and the Company's obligations under the guaranty were secured by all the funds received from its Tenant Subsidiaries.

Note 3. Working Capital Notes

   Upon the commencement of the hotel leases, the Company purchased the working capital of the leased hotels from Host Marriott for $18,090,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. See Note 6 for a discussion of the repayment of all of the hotel working capital notes in 2001. As of December 29, 2000, the outstanding balance of the working capital notes was $18,090,000, which mature in 2006. Cash paid for interest expense in 2000 and 1999 totaled $926,000 and $856,000, respectively.

Note 4. Management Agreements

   All of the Company's hotels are operated by hotel management companies under long-term hotel management agreements between Host Marriott and hotel management companies. The existing management agreements were assigned to the Tenant Subsidiaries upon the execution of the hotel leases for the term of each corresponding hotel lease. See Note 6 for a discussion of the transfer of all of the management agreements to Host Marriott in 2001.

   The Tenant Subsidiaries were obligated to perform all of the obligations of Host Marriott under the hotel management agreements including payment of fees due under the management agreements other than certain obligations including payment of property taxes, property casualty insurance and ground rent, maintaining a reserve fund for FF&E replacements and capital expenditures for which Host Marriott retained responsibility.

   Marriott International manages 23 of the 28 hotels under long-term management agreements. The Company's remaining five hotels are managed by other hotel management companies. The management agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the management agreements) over a priority return (as defined) to the Tenant Subsidiaries, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

Note 5. Income Taxes

   The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the "Group"). Tax expense is allocated to the Company as a member of the Group based upon the relative

                     CCHP II CORPORATION AND SUBSIDIARIES
contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal, state and Canadian tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

   The provision for income taxes for the fiscal years 2000 and 1999 consists of the following (in thousands):

                                                                    2000   1999
                                                                   ------ ------
   Current........................................................ $5,904 $5,835
   Deferred.......................................................    625    996
                                                                   ------ ------
                                                                   $6,529 $6,831
                                                                   ====== ======

   The significant difference between the Company's effective income tax rate and the Federal statutory tax rate is attributable to the state and Canadian tax rates.

   As of December 29, 2000 and December 31, 1999, the Company had no deferred tax assets. The tax effect of the temporary differences that gives rise to the Company's federal deferred tax liability is generally attributable to the hotel working capital.

Note 6. Subsequent Event

   On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning January 2001, to lease its hotels to a taxable subsidiary. Under the terms of the Company's full-service hotel leases, Host Marriott, at its sole discretion, could purchase the full-service hotel leases for a price equal to the fair market value of the Company's leasehold interest in the leases based upon an agreed upon formula in the leases.

   On November 13, 2000, Crestline, the Company and the Tenant Subsidiaries entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Tenant Subsidiaries' leasehold interests in the full-service hotels. The purchase and sale transaction would generally transfer ownership of the Tenant Subsidiaries owned by the Company to a subsidiary of Host Marriott for a total consideration of $66.8 million in cash. On January 10, 2001, upon receipt of all required consents, the purchase and sale transaction was completed for $66.8 million. The Company will recognize a pre-tax gain on the transaction of approximately $66.6 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001.

   In connection with the sale of the Tenant Subsidiaries, all of the hotel working capital notes were repaid on January 10, 2001.

                     CCHP III CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                    December 29, 2000 and December 31, 1999

              With Independent Public Accountants' Report Thereon

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCHP III Corporation:

   We have audited the accompanying consolidated balance sheets of CCHP III Corporation and its subsidiaries (a Delaware corporation) as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the fiscal years ended December 29, 2000 and December 31, 1999. These consolidated financial statements are the responsibility of CCHP III Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCHP III Corporation and its subsidiaries as of December 29, 2000 and December 31, 1999 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Vienna, Virginia
February 23, 2001

                     CCHP III CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 As of December 29, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                                 2000    1999
                                                                ------- -------
                            ASSETS
Current assets
  Cash and cash equivalents.................................... $ 3,069 $ 6,638
  Due from hotel managers......................................  11,062   8,214
  Restricted cash..............................................   3,836   4,519
  Due from Crestline...........................................     157     --
  Other current assets.........................................      79     --
                                                                ------- -------
                                                                 18,203  19,371
Hotel working capital..........................................  21,697  21,697
                                                                ------- -------
                                                                $39,900 $41,068
                                                                ======= =======
             LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
  Lease payable to Host Marriott............................... $13,733 $13,706
  Due to hotel managers........................................   3,514   3,379
  Other current liabilities....................................     750     760
                                                                ------- -------
                                                                 17,997  17,845
Hotel working capital notes payable to Host Marriott...........  21,697  21,697
Deferred income taxes..........................................     206     342
                                                                ------- -------
  Total liabilities............................................  39,900  39,884
                                                                ------- -------
Shareholder's equity
  Common stock (100 shares issued at $1.00 par value)..........     --      --
  Retained earnings............................................     --    1,184
                                                                ------- -------
    Total shareholder's equity.................................     --    1,184
                                                                ------- -------
                                                                $39,900 $41,068
                                                                ======= =======


                See Notes to Consolidated Financial Statements.

                     CCHP III CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                              2000      1999
                                                            --------  --------
REVENUES
  Rooms.................................................... $598,264  $570,611
  Food and beverage........................................  283,921   274,233
  Other....................................................   85,909    80,149
                                                            --------  --------
    Total revenues.........................................  968,094   924,993
                                                            --------  --------
OPERATING COSTS AND EXPENSES
Property-level operating costs and expenses
  Rooms....................................................  141,157   137,338
  Food and beverage........................................  209,791   202,181
  Other....................................................  242,786   236,721
Other operating costs and expenses
  Lease expense to Host Marriott...........................  313,611   295,563
  Management fees..........................................   45,975    41,893
                                                            --------  --------
    Total operating costs and expenses.....................  953,320   913,696
                                                            --------  --------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST....   14,774    11,297
Corporate expenses.........................................   (1,230)   (1,357)
Interest expense...........................................   (1,111)   (1,129)
Interest income............................................      745       --
                                                            --------  --------
INCOME BEFORE INCOME TAXES.................................   13,178     8,811
Provision for income taxes.................................   (5,472)   (3,612)
                                                            --------  --------
NET INCOME................................................. $  7,706  $  5,199
                                                            ========  ========


                See Notes to Consolidated Financial Statements.

                     CCHP III CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                       Common Retained
                                                       Stock  Earnings   Total
                                                       ------ --------  -------
Balance, January 1, 1999..............................  $--   $   --    $   --
  Dividend to Crestline...............................   --    (4,015)   (4,015)
  Net income..........................................   --     5,199     5,199
                                                        ----  -------   -------
Balance, December 31, 1999............................   --     1,184     1,184
  Dividend to Crestline...............................   --    (8,890)   (8,890)
  Net income..........................................   --     7,706     7,706
                                                        ----  -------   -------
Balance, December 29, 2000............................  $--   $   --    $   --
                                                        ====  =======   =======



                See Notes to Consolidated Financial Statements.

                     CCHP III CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                                2000     1999
                                                               -------  -------
OPERATING ACTIVITIES
Net income.................................................... $ 7,706  $ 5,199
Change in amounts due from hotel managers.....................  (2,848)  (4,084)
Change in lease payable to Host Marriott......................      27   13,706
Change in amounts due to hotel managers.......................     135      --
Changes in other operating accounts...........................     301   (4,168)
                                                               -------  -------
  Cash from operations........................................   5,321   10,653
                                                               -------  -------
FINANCING ACTIVITIES
Dividend to Crestline.........................................  (8,890)  (4,015)
                                                               -------  -------
Increase (decrease) in cash and cash equivalents..............  (3,569)   6,638
Cash and cash equivalents, beginning of year..................   6,638      --
                                                               -------  -------
Cash and cash equivalents, end of year........................ $ 3,069  $ 6,638
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

   On December 31, 1998, wholly owned subsidiaries of the Company (the "Tenant Subsidiaries") entered into lease agreements with Host Marriott to lease 31 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. As of December 29, 2000, the Company leased 29 full-service hotels from Host Marriott.

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

 Restricted Cash

   In connection with the lender requirements of one of the leased hotels, the Company is required to maintain a separate account with the lender on behalf of the Company for the operating profit and incentive management fees of the hotel. Following an annual audit, amounts will be distributed to the hotel's manager and to the Company in accordance with the loan agreement.

 Revenues

   The Company records the gross property-level revenues generated by the hotels as revenues.

 Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets

                     CCHP III CORPORATION AND SUBSIDIARIES
and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Leases

   Future minimum annual rental commitments for all non-cancelable leases as of December 29, 2000 are as follows (in thousands):

   2001............................................................. $  170,318
   2002.............................................................    170,318
   2003.............................................................    170,318
   2004.............................................................    170,318
   2005.............................................................    170,318
   Thereafter.......................................................    340,635
                                                                     ----------
     Total minimum lease payments................................... $1,192,225
                                                                     ==========

   Lease expense for fiscal years 2000 and 1999 consisted of the following (in thousands):

                                                                 2000     1999
                                                               -------- --------
   Base rent.................................................. $170,318 $168,910
   Percentage rent............................................  143,293  126,653
                                                               -------- --------
                                                               $313,611 $295,563
                                                               ======== ========

 Hotel Leases

   The Tenant Subsidiaries entered into leases with Host Marriott effective January 1, 1999 for 31 full-service hotels. See Note 6 for a discussion of the sale of all of the full-service hotel leases in 2001.

   Each hotel lease had an initial term of nine years. The Tenant Subsidiaries were required to pay the greater of (i) a minimum rent specified in each hotel lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds are increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. The hotel leases generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures.

   The Tenant Subsidiaries were responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Tenant Subsidiaries were responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott was responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

   For those hotels where Marriott International is the manager, it had a noneconomic membership interest with certain limited voting rights in the Tenant Subsidiaries.

                     CCHP III CORPORATION AND SUBSIDIARIES

 FF&E Leases

   Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for the Excess FF&E. The terms of the FF&E Leases generally ranged from two to three years and rent under the FF&E Leases was a fixed amount.

 Guaranty and Pooling Agreement

   In connection with entering into the hotel leases, the Company, Crestline and Host Marriott, entered into a pool guarantee and a pooling and security agreement by which the Company provided a full guarantee and Crestline provided a limited guarantee of all of the hotel lease obligations.

   The cumulative limit of Crestline's guarantee obligation was the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all of the Company's hotel leases or ten percent of the aggregate rent payable under all of the Company's hotel leases for 1999. In the event that Crestline's obligation under the pooling and guarantee agreement was reduced to zero, the Company could terminate the agreement and Host Marriott could terminate the Company's hotel leases without penalty.

   All of the Company's leases were cross-defaulted and the Company's obligations under the guaranty were secured by all the funds received from its Tenant Subsidiaries.

Note 3. Working Capital Notes

   Upon the commencement of the hotel leases, the Company purchased the working capital of the leased hotels from Host Marriott for $22,046,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. See Note 6 for a discussion of the repayment of all of the hotel working capital notes in 2001. As of December 29, 2000, the outstanding balance of the working capital notes was $21,697,000, which mature in 2007. Cash paid for interest expense in fiscal years 2000 and 1999 totaled $1,112,000 and $1,042,000, respectively.

Note 4. Management Agreements

   All of the Company's hotels are operated by hotel management companies under long-term hotel management agreements between Host Marriott and hotel management companies. The existing management agreements were assigned to the Tenant Subsidiaries upon the execution of the hotel leases for the term of each corresponding hotel lease. See Note 6 for a discussion of the transfer of all of the management agreements to Host Marriott in 2001.

   The Tenant Subsidiaries were obligated to perform all of the obligations of Host Marriott under the hotel management agreements including payment of fees due under the management agreements other than certain obligations including payment of property taxes, property casualty insurance and ground rent, maintaining a reserve fund for FF&E replacements and capital expenditures for which Host Marriott retained responsibility.

   Marriott International manages 21 of the 29 hotels under long-term management agreements. The Company's remaining eight hotels are managed by other hotel management companies. The management agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the management

                     CCHP III CORPORATION AND SUBSIDIARIES
agreements) over a priority return (as defined) to the Tenant Subsidiaries, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

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

   The provision for income taxes for the fiscal years 2000 and 1999 consists of the following (in thousands):

                                                                    2000   1999
                                                                   ------ ------
   Current........................................................ $5,382 $3,270
   Deferred.......................................................     90    342
                                                                   ------ ------
                                                                   $5,472 $3,612
                                                                   ====== ======

   As of December 29, 2000 and December 31, 1999, the Company had no deferred tax assets. The tax effect of the temporary differences that gives rise to the Company's deferred tax liability is generally attributable to the hotel working capital.

Note 6. Subsequent Event

   On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning January 2001, to lease its hotels to a taxable subsidiary. Under the terms of the Company's full-service hotel leases, Host Marriott, at its sole discretion, could purchase the full-service hotel leases for a price equal to the fair market value of the Company's leasehold interest in the leases based upon an agreed upon formula in the leases.

   On November 13, 2000, Crestline, the Company and the Tenant Subsidiaries entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Tenant Subsidiaries' leasehold interests in the full-service hotels. The purchase and sale transaction would generally transfer ownership of the Tenant Subsidiaries owned by the Company to a subsidiary of Host Marriott for a total consideration of $55.1 million in cash. On January 10, 2001, upon receipt of all required consents, the purchase and sale transaction was completed for $55.1 million. The Company recognized a pre-tax gain on the transaction of approximately $55 million in the first quarter of 2001, net of transaction costs. The effective date of the transaction was January 1, 2001.

   In connection with the sale of the Tenant Subsidiaries, all of the hotel working capital notes were repaid on January 10, 2001.

                      CCHP IV CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                    December 29, 2000 and December 31, 1999

              With Independent Public Accountants' Report Thereon

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CCHP IV Corporation:

   We have audited the accompanying consolidated balance sheets of CCHP IV Corporation and its subsidiaries (a Delaware corporation) as of December 29, 2000 and December 31, 1999, and the related consolidated statements of operations, shareholder's equity and cash flows for the fiscal years ended December 29, 2000 and December 31, 1999. These consolidated financial statements are the responsibility of CCHP IV Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CCHP IV Corporation and its subsidiaries as of December 29, 2000 and December 31, 1999 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Vienna, Virginia
February 23, 2001

                      CCHP IV CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 As of December 29, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                                 2000    1999
                                                                ------- -------
                            ASSETS
Current assets
  Cash and cash equivalents.................................... $ 1,699 $ 3,487
  Due from hotel managers......................................  24,984  14,571
  Due from Crestline...........................................     --    3,487
  Other current assets.........................................     544     --
                                                                ------- -------
                                                                 27,227  21,545
Hotel working capital..........................................  16,522  16,522
                                                                ------- -------
                                                                $43,749 $38,067
                                                                ======= =======

             LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities
  Lease payable to Host Marriott............................... $21,561 $20,348
  Due to hotel managers........................................   2,246     446
  Other current liabilities....................................     602      10
                                                                ------- -------
                                                                 24,409  20,804
Hotel working capital notes payable to Host Marriott...........  16,522  16,522
Deferred income taxes..........................................     666     741
                                                                ------- -------
    Total liabilities..........................................  41,597  38,067
                                                                ------- -------
Shareholder's equity
  Common stock (100 shares issued at $1.00 par value)..........     --      --
  Retained earnings............................................   2,152     --
                                                                ------- -------
    Total shareholder's equity.................................   2,152     --
                                                                ------- -------
                                                                $43,749 $38,067
                                                                ======= =======

                See Notes to Consolidated Financial Statements.

                      CCHP IV CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                 2000       1999
                              ----------  --------
REVENUES
  Rooms.....................  $  630,427  $578,321
  Food and beverage.........     358,604   333,120
  Other.....................      88,221    77,368
                              ----------  --------
    Total revenues..........   1,077,252   988,809
                              ----------  --------
OPERATING COSTS AND EXPENSES
Property-level operating
 costs and expenses
  Rooms.....................     140,593   129,051
  Food and beverage.........     251,938   234,310
  Other.....................     250,690   231,547
Other operating costs and
 expenses
  Lease expense to Host
   Marriott.................     349,958   316,654
  Management fees...........      75,832    66,514
                              ----------  --------
    Total operating costs
     and expenses...........   1,069,011   978,076
                              ----------  --------
OPERATING PROFIT BEFORE
 CORPORATE EXPENSES AND
 INTEREST...................       8,241    10,733
Corporate expenses..........      (1,369)   (1,449)
Interest expense............        (846)     (846)
Interest income.............         538        16
                              ----------  --------
INCOME BEFORE INCOME TAXES..       6,564     8,454
Provision for income taxes..      (2,751)   (3,466)
                              ----------  --------
NET INCOME..................  $    3,813  $  4,988
                              ==========  ========


                See Notes to Consolidated Financial Statements.

                      CCHP IV CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                       Common Retained
                                                       Stock  Earnings   Total
                                                       ------ --------  -------
Balance, January 1, 1999..............................  $--   $   --    $   --
  Dividend to Crestline...............................   --    (4,988)   (4,988)
  Net income..........................................   --     4,988     4,988
                                                        ----  -------   -------
Balance, December 31, 1999............................   --       --        --
  Dividend to Crestline...............................   --    (1,661)    (1661)
  Net income..........................................   --     3,813     3,813
                                                        ----  -------   -------
Balance, December 29, 2000............................  $--   $ 2,152   $ 2,152
                                                        ====  =======   =======



                See Notes to Consolidated Financial Statements.

                      CCHP IV CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           Fiscal Years Ended December 29, 2000 and December 31, 1999
                                 (in thousands)

                                                               2000      1999
                                                             --------  --------
OPERATING ACTIVITIES
Net income.................................................. $  3,813  $  4,988
Change in amounts due from hotel managers...................  (10,413)  (14,124)
Change in lease payable to Host Marriott....................    1,213    20,348
Change in amounts due to hotel managers.....................    1,800       --
Changes in other operating accounts.........................    3,460       750
                                                             --------  --------
  Cash provided by (used in) operations.....................     (127)   11,962
                                                             --------  --------
FINANCING ACTIVITIES
Amounts advanced to Crestline...............................      --     (3,487)
Dividend to Crestline.......................................   (1,661)   (4,988)
                                                             --------  --------
  Cash used in financing activities.........................   (1,661)   (8,475)
                                                             --------  --------
Increase (decrease) in cash and cash equivalents............   (1,788)    3,487
Cash and cash equivalents, beginning of year................    3,487       --
                                                             --------  --------
Cash and cash equivalents, end of year...................... $  1,699  $  3,487
                                                             ========  ========


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

   On December 31, 1998, wholly owned subsidiaries of the Company (the "Tenant Subsidiaries") entered into lease agreements with Host Marriott to lease 27 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. As of December 29, 2000, the Company leased 27 full-service hotels from Host Marriott.

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

 Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     CCHP IV CORPORATION AND SUBSIDIARIES

Note 2. Leases

   Future minimum annual rental commitments for all non-cancelable leases as of December 29, 2000 are as follows (in thousands):

   2001............................................................. $  188,116
   2002.............................................................    188,116
   2003.............................................................    188,116
   2004.............................................................    188,116
   2005.............................................................    188,116
   Thereafter.......................................................    564,347
                                                                     ----------
     Total minimum lease payments................................... $1,504,927
                                                                     ==========

   Lease expense for the fiscal years 2000 and 1999 consisted of the following (in thousands):

                                                                 2000     1999
                                                               -------- --------
   Base rent.................................................. $188,116 $183,048
   Percentage rent............................................  161,842  133,606
                                                               -------- --------
                                                               $349,958 $316,654
                                                               ======== ========

 Hotel Leases

   The Tenant Subsidiaries entered into leases with Host Marriott effective January 1, 1999 for 27 full-service hotels. See Note 6 for a discussion of the sale of all of the full-service hotel leases in 2001.

   Each hotel lease had an initial term of ten years. The Tenant Subsidiaries were required to pay the greater of (i) a minimum rent specified in each hotel lease or (ii) a percentage rent based upon a specified percentage of aggregate revenues from the hotel, including room revenues, food and beverage revenues, and other income, in excess of specified thresholds. The amount of minimum rent is increased each year based upon 50% of the increase in CPI during the previous twelve months. Percentage rent thresholds are increased each year based on a blend of the increases in CPI and the Employment Cost Index during the previous twelve months. The hotel leases generally provide for a rent adjustment in the event of damage, destruction, partial taking or certain capital expenditures.

   The Tenant Subsidiaries were responsible for paying all of the expenses of operating the hotels, including all personnel costs, utility costs, and general repair and maintenance of the hotels. In addition, the Tenant Subsidiaries were responsible for all fees payable to the hotel manager, including base and incentive management fees, chain services payments and franchise or system fees. Host Marriott was responsible for real estate and personal property taxes, property casualty insurance, equipment rent, ground lease rent, maintaining a reserve fund for FF&E replacements and capital expenditures.

   For those hotels where Marriott International is the manager, it had a noneconomic membership interest with certain limited voting rights in the Tenant Subsidiaries.

 FF&E Leases

   Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the "Excess FF&E"), the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the "FF&E Leases") for

                     CCHP IV CORPORATION AND SUBSIDIARIES
the Excess FF&E. The terms of the FF&E Leases generally ranged from two to three years and rent under the FF&E Leases was a fixed amount.

 Guaranty and Pooling Agreement

   In connection with entering into the hotel leases, the Company, Crestline and Host Marriott, entered into a pool guarantee and a pooling and security agreement by which the Company provided a full guarantee and Crestline provided a limited guarantee of all of the hotel lease obligations.

   The cumulative limit of Crestline's guarantee obligation was the greater of ten percent of the aggregate rent payable for the immediately preceding fiscal year under all of the Company's hotel leases or ten percent of the aggregate rent payable under all of the Company's hotel leases for 1999. In the event that Crestline's obligation under the pooling and guarantee agreement was reduced to zero, the Company could terminate the agreement and Host Marriott could terminate the Company's hotel leases without penalty.

   All of the Company's leases were cross-defaulted and the Company's obligations under the guaranty were secured by all the funds received from its Tenant Subsidiaries.

Note 3. Working Capital Notes

   Upon the commencement of the hotel leases, the Company purchased the working capital of the leased hotels from Host Marriott for $16,522,000 with the purchase price evidenced by notes that bear interest at 5.12%. Interest on each note is due simultaneously with the rent payment of each hotel lease. The principal amount of each note is due upon the termination of each hotel lease. See Note 6 for a discussion of the repayment of all of the hotel working capital notes in 2001. As of December 29, 2000, the outstanding balance of the working capital notes was $16,522,000, which mature in 2008. Cash paid for interest expense in 2000 and 1999 totaled $846,000 and $781,000, respectively.

Note 4. Management Agreements

   All of the Company's hotels are operated by hotel management companies under long-term hotel management agreements between Host Marriott and hotel management companies. The existing management agreements were assigned to the Tenant Subsidiaries upon the execution of the hotel leases for the term of each corresponding hotel lease. See Note 6 for a discussion of the transfer of all of the management agreements to Host Marriott in 2001.

   The Tenant Subsidiaries were obligated to perform all of the obligations of Host Marriott under the hotel management agreements including payment of fees due under the management agreements other than certain obligations including payment of property taxes, property casualty insurance and ground rent, maintaining a reserve fund for FF&E replacements and capital expenditures for which Host Marriott retained responsibility.

   Marriott International manages 23 of the 27 hotels under long-term management agreements. The Company's remaining four hotels are managed by other hotel management companies. The management agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the management agreements) over a priority return (as defined) to the Tenant Subsidiaries, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

                     CCHP IV CORPORATION AND SUBSIDIARIES

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

   The provision for income taxes for fiscal years 2000 and 1999 consists of the following (in thousands):

                                                                    2000   1999
                                                                   ------ ------
   Current........................................................ $2,452 $2,725
   Deferred.......................................................    299    741
                                                                   ------ ------
                                                                   $2,751 $3,466
                                                                   ====== ======

   As of December 29, 2000 and December 31, 1999, the Company had no deferred tax assets. The tax effect of the temporary differences that gives rise to the Company's deferred tax liability is generally attributable to the hotel working capital.

Note 6. Subsequent Event

   On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act ("RMA"). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a "taxable subsidiary" if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning January 2001, to lease its hotels to a taxable subsidiary. Under the terms of the Company's full-service hotel leases, Host Marriott, at its sole discretion, could purchase the full-service hotel leases for a price equal to the fair market value of the Company's leasehold interest in the leases based upon an agreed upon formula in the leases.

   On November 13, 2000, Crestline, the Company and the Tenant Subsidiaries entered into an agreement with a subsidiary of Host Marriott for the purchase and sale of the Tenant Subsidiaries' leasehold interests in the full-service hotels. The purchase and sale transaction would generally transfer ownership of the Lessee Entities owned by the Company to a subsidiary of Host Marriott for a total consideration of $46.1 million in cash. On January 10, 2001, upon receipt of all required consents, the purchase and sale transaction was completed for $46.1 million. The Company recognized a pre-tax gain on the transaction of approximately $46 million in the first quarter of 2001, net of the transaction costs. The effective date of the transaction was January 1, 2001.

   In connection with the sale of the Tenant Subsidiaries, all of the hotel working capital notes were repaid on January 10, 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

   The information called for by Items 10-13 is incorporated by reference from Host Marriott Corporation's 2001 Annual Meeting of Shareholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year covered by this report).

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

   Financial Schedules:

                                                                         Page
                                                                      ----------
     III. Real Estate and Accumulated Depreciation................... S-1 to S-3

   All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

          (iii)   EXHIBITS

  Exhibit
    No.                                 Description
  -------                               -----------
     2.1    Agreement and Plan of Merger by and among Host Marriott
            Corporation, HMC Merger Corporation and Host Marriott L.P.
            (incorporated by reference to Host Marriott Corporation
            Registration Statement No. 333-64793).

     3.1    Second Amended and Restated Agreement of Limited Partnership of
            Host Marriott, L.P. (incorporated by reference to Exhibit 3.1 of
            Host Marriott, L.P. Registration Statement No. 333-55807).

     4.1    Guarantee Agreement, dated December 2, 1996, between Host Marriott,
            L.P. and IBJ Schroeder Bank & Trust Company, as Guarantee Trustee
            (incorporated by reference to Exhibit 4.6 of Host Marriott
            Corporation Registration Statement No. 333-19923).

     4.2(i) Rights Agreement between Host Marriott, L.P. and The Bank of New
            York as Rights Agent dated as of November 23, 1998 (incorporated by reference to Host Marriott, L.P. Current Report on Form 8-K dated
            November 23, 1998).

 Exhibit No.                             Description
 -----------                             -----------
     4.2(ii) Amendment No. 1 to Rights Agreement between Host Marriott, L.P.
             and The Bank of New York as Rights Agent dated as of December 18,
             1998 (incorporated by reference to Host Marriott Corporation
             Current Report on Form 8-K dated December 18, 1998).

      4.3    Indenture by and among HMC Acquisition Properties, Inc., as
             Issuer, HMC SFO, Inc., as Subsidiary Guarantors, and Marine
             Midland Bank, as Trustee (incorporated by reference to Host
             Marriott Corporation Registration Statement No. 333-00768).

      4.4    Indenture by and among HMH Properties, Inc., as Issuer, HMH
             Courtyard Properties, Inc., HMC Retirement Properties, Inc.,
             Marriott Financial Services, Inc., Marriott SBM Two Corporation,
             HMH Pentagon Corporation and Host Airport Hotels, Inc., as
             Subsidiary Guarantors, and Marine Midland Bank, as Trustee
             (incorporated by reference to Host Marriott Corporation
             Registration Statement 33-95058).

      4.5 Indenture by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as
             Trustee (incorporated by reference to Host Marriott Corporation
             Current Report on Form 8-K dated August 6, 1998).

      4.6    Indenture for the 6 3/4% Convertible Debentures, dated December 2,
             1996, between Host Marriott Corporation and IBJ Schroeder Bank &
             Trust Company, as Indenture Trustee (incorporated by reference to
             Exhibit 4.3 of Host Marriott Corporation Registration Statement
             No. 333-19923).

      4.7 Amended and Restated Trust Agreement, dated December 2, 1996, among Host Marriott Corporation, IBJ Schroeder Bank & Trust
             Company, as Property Trustee, Delaware Trust Capital Management,
             Inc., as Delaware Trustee, and Robert E. Parsons, Jr., Bruce D.
             Wardinski and Christopher G. Townsend, as Administrative Trustees
             (incorporated by reference to Exhibit 4.2 of Host Marriott
             Corporation Registration Statement No. 333-19923).

      4.8    Amended and Restated Trust Agreement, dated as of December 29,
             1998, among HMC Merger Corporation, as Depositor, IBJ Schroder
             Bank & Trust Company, as Property Trustee, Delaware Trust Capital
             Management, Inc., as Delaware Trustee, and Robert E. Parsons, Jr.,
             Ed Walter and Christopher G. Townsend, as Administrative Trustees
             (incorporated by reference to Host Marriott Corporation 1998
             Annual Report on Form 10-K filed March 26, 1999).

     10.1    Indenture between Host Marriott L.P., as Issuer, and Marine
             Midland Bank, as Indenture Trustee, and Form of 6.56% Callable
             Note due December 15, 2005 (incorporated by reference to Exhibit
             4.1 of Host Marriott, L.P. Registration Statement No. 333-55807).

     10.2 Amended and Restated Credit Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998 among Host Marriott,
             L.P., Host Marriott Hospitality, Inc., HMH Properties, Inc., Host
             Marriott, L.P., HMC Capital Resources Corp., Various Banks, Wells
             Fargo Bank, National Association, The Bank of Nova Scotia and
             Credit Lyonnais New York Branch, as Co-Arrangers, and Bankers
             Trust Company as Arranger and Administrative Agent (incorporated by reference to Host Marriott Corporation Current Report on Form
             8-K dated September 11, 1998).

     10.3    First Amendment and Waiver of Amended and Restated Credit
             Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998, among Host Marriott, L.P., Host Marriott
             Hospitality Inc., HMH Properties, Inc., Host Marriott Corporation,
             HMC Capital Resources Corp., Various Banks, Wells Fargo Bank,
             National Association, The Bank of Nova Scotia and Credit Lyonnais
             New York Branch, as Co-Arrangers and Bankers Trust Company as
             Arranger and Administrative Agent dated as of November 25, 1998
             (incorporated by reference to Exhibit 10.4 of Host Marriott
             Corporation 1998 Annual Report on Form 10-K filed March 26, 1999).

 Exhibit No.                             Description
 -----------                             -----------
    10.4     Second Amendment and Consent to Credit Agreement of Amended and
             Restated Credit Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998, among Host Marriott
             Corporation, Host Marriott Hospitality Inc., HMH Properties, Inc.,
             Host Marriott Corporation, HMC Capital Resources Corp., Various
             Banks, Wells Fargo Bank, National Association, The Bank of Nova
             Scotia and Credit Lyonnais New York Branch, as Co-Arrangers and
             Bankers Trust Company as Arranger and Administrative Agent dated as of December 17, 1998 (incorporated by reference to Host
             Marriott Corporation 1998 Annual Report on Form 10-K filed March
             26, 1999).

    10.5     Third Amendment and Waiver to Credit Agreement Amended and
             Restated Credit Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998, among Host Marriott
             Corporation, Host Marriott Hospitality Inc., HMH Properties, Inc.,
             Host Marriott, L.P., HMC Capital Resources Corp., Various Banks,
             Wells Fargo Bank, National Association, The Bank of Nova Scotia and Credit Lyonnais New York Branch, as Co-Arrangers and Bankers
             Trust Company as Arranger and Administrative Agent dated as of March 15, 1999 (incorporated by reference to Host Marriott
             Corporation 1998 Annual Report on Form 10-K filed March 26, 1999).

    10.6 Host Marriott Corporation Executive Deferred Compensation Plan effective as of December 29, 1998 (formerly the Marriott
             Corporation Executive Deferred Compensation Plan) (incorporated by reference to Host Marriott Corporation 1998 Annual Report on Form
             10-K filed March 26, 1999).

    10.7*    Host Marriott Corporation and Host Marriott, L.P. 1997
             Comprehensive Incentive Stock Plan as amended and restated
             December 29, 1998.

    10.8     Distribution Agreement dated as of September 15, 1993 between
             Marriott Corporation and Marriott International, Inc.
             (incorporated by reference from Host Marriott Corporation. Current
             Report on Form 8-K dated October 23, 1993).

    10.9     Amendment No. 1 to the Distribution Agreement dated December 29,
             1995 by and among Host Marriott Corporation, Host Marriott
             Services Corporation and Marriott International, Inc.
             (incorporated by reference to Host Marriott Corporation. Current
             Report on Form 8-K dated January 16, 1996).

    10.10 Amendment No. 2 to the Distribution Agreement dated June 21, 1997 by and among Host Marriott Corporation, Host Marriott Services
             Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation. Registration Statement No.
             333-64793).

    10.11 Amendment No. 3 to the Distribution Agreement dated March 3, 1998 by and among Host Marriott Corporation, Host Marriott Services
             Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation. Registration Statement No.
             333-64793).

    10.12    Amendment No. 4 to the Distribution Agreement by and among Host
             Marriott, L.P. and Marriott International Inc. (incorporated by reference to Host Marriott Corporation. Registration Statement No.
             333-64793).

    10.13    Amendment No. 5 to the Distribution Agreement dated December 18,
             1998 by and among Host Marriott Corporation, Host Marriott
             Services Corporation and Marriott International Inc. (incorporated by reference to Host Marriott Corporation 1998 Annual Report on
             Form 10-K filed March 26, 1999).

    10.14    Tax Sharing Agreement dated as of October 5, 1993 by and between
             Marriott Corporation and Marriott International, Inc.
             (incorporated by reference to Host Marriott Corporation Current
             Report on Form 8-K dated October 23, 1993).

    10.15    License Agreement dated as of December 29, 1998 by and among Host
             Marriott, L.P., Host Marriott, L.P., Marriott International, Inc.
             and Marriott Worldwide Corporation (incorporated by reference to Host Marriott Corporation 1998 Annual Report on Form 10-K filed
             March 26, 1999).

 Exhibit  No.                            Description
 ------------                            -----------
    10.16     Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc.
              (incorporated by reference to Host Marriott Corporation. Current
              Report on Form 8-K dated October 23, 1993).

    10.17     Restated Noncompetition Agreement by and among Host Marriott
              Corporation, Marriott International, Inc. and Sodexho Marriott
              Services, Inc. (incorporated by reference to Host Marriott
              Corporation Registration Statement No. 333-64793).

    10.18     First Amendment to Restated Noncompetition Agreement by and among
              Host Marriott Corporation, Marriott International, Inc. and
              Sodexho Marriott Services, Inc. (incorporated by reference to
              Host Marriott Corporation Registration Statement No. 333-64793).

    10.19     Host Marriott Lodging Management Agreement--Marriott Hotels,
              Resorts and Hotels dated September 25, 1993 by and between Marriott Corporation and Marriott International, Inc.
              (incorporated by reference to Host Marriott Corporation
              Registration Statement No. 33-51707).

    10.20     Host Marriott, L.P. Retirement and Savings Plan and Trust
              (incorporated by reference to Host Marriott Corporation 1998
              Annual Report on Form 10-K filed March 26, 1999).

    10.21     Contribution Agreement dated as of April 16, 1998 among Host
              Marriott Corporation, Host Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.18 of Host Marriott, L.P. Registration Statement
              No. 333-55807).

    10.22     Amendment No. 1 to Contribution Agreement dated May 8, 1998 among
              Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.19 of Host
              Marriott Corporation Registration Statement No. 333-55807).

    10.23 Amendment No. 2 to Contribution Agreement dated May 18, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit
              10.20 of Host Marriott, L.P. Registration Statement No. 333-
              55807).

   #10.24*    Form of Amended and Restated Lease Agreement.

   #10.25     Form of Management Agreement for Full-Service Hotels
              (incorporated by reference to Host Marriott Corporation
              Registration Statement No. 33-51707).

   #10.26     Form of Owner's Agreement (incorporated by reference to Crestline
              Capital Corporation Registration Statement No. 333-64657).

   #10.27*    Form of Amendment No. 1 to Owner's Agreement.

    10.28     Employee Benefits and Other Employment Matters Allocation
              Agreement between Host Marriott Corporation, Host Marriott, L.P.
              and Crestline Capital Corporation (incorporated by reference to Host Marriott Corporation Registration Statement No. 333-64793).

    10.29     Amendment to the Employee Benefits and Other Employment Matters
              Allocation Agreement effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott International,
              Sodexho Marriott Services, Inc., Crestline Capital Corporation and Host Marriott, L.P. (incorporated by reference to Host
              Marriott Corporation 1998 Annual Report on Form 10-K filed March
              26, 1999).

    10.30     Amended and Restated Communities Noncompetition Agreement
              (incorporated by reference to Host Marriott Corporation
              Registration Statement No. 333-64793).

    10.31 Registration Rights Agreement, dated as of October 6, 2000, by and among Host Marriott, L.P., the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 10.39 of Host Marriott, L.P.'s Registration Statement
              Form S-4 No. 333-51944).

 Exhibit No.                             Description
 -----------                             -----------
     10.32   Amended and Restated Credit Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998 and further Amended and Restated as of May 31, 2000 among Host Marriott Corporation,
             Host Marriott, L.P., Various Banks, and Bankers Trust Company, as
             Administrative Agent (incorporated by reference to Exhibit 10.40 of Host Marriott, L.P.'s Registration Statement Form S-4 No. 333-
             51944).

     10.33 First Amendment to the Amended and Restated Credit Agreement dated as of June 19, 1997 and Amended and Restated as of August 5, 1998 and further Amended and Restated as of May 31, 2000 among Host
             Marriott Corporation, Host Marriott, L.P., Various Banks, and
             Bankers Trust Company, as Administrative Agent, dated as of
             October 6, 2000 (incorporated by reference to Exhibit 10.41 of
             Host Marriott, L.P.'s Registration Statement Form S-4 No. 333-
             51944).

     10.34   Acquisition and Exchange Agreement dated November 13, 2000 by Host
             Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 99.2 of Host Marriott, L.P.'s Form 8-K/A filed December 14, 2000).

     12.1*   Computation of Ratios of Earnings to Fixed Charges.

      21*    List of Subsidiaries of Host Marriott, L.P.

--------
# Agreement filed is illustrative of numerous other agreements to which the Company is a party.
*  Filed herewith.

 (b) REPORTS ON FORM 8-K

  . November 28, 2000--Report of the announcement that Host Marriott, L.P. ("Host LP"), has agreed to purchase certain subsidiaries of Crestline Capital Corporation ("Crestline") that own the leasehold interests with respect to 116 hotel properties owned by Host LP. Host LP will purchase these entities, whose primary assets are the leasehold interests, for approximately $201 million. Host LP also agreed to execute a standard management agreement with Crestline allowing them to operate the Plaza San Antonio hotel. Under the REIT Modernization Act, which was passed in December 1999 and will be effective beginning January 1, 2001, Host LP will be able to lease its hotels to a wholly-owned subsidiary through a taxable corporation which will elect to be treated as a taxable REIT subsidiary ("TRS"). Under the terms of the transaction, Host LP, through a subsidiary, will purchase the leases from Crestline on January 1, 2001.

  . December 14, 2000--Report on Form 8-K/A amending the 8-K filed November 28, 2000 to include as an exhibit the Acquisition and Exchange Agreement by and among Host LP and Crestline Capital Corporation.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 1, 2001.

                                          Host Marriott, L.P.

                                               /s/ Host Marriott Corporation
                                          By: _________________________________
                                            Its General Partner

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

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Christopher J. Nassetta       President, Chief Executive    March 1, 2001
______________________________________  Officer and Director
       Christopher J. Nassetta          (Principal Executive
                                        Officer)

    /s/ Robert E. Parsons, Jr.         Executive Vice President      March 1, 2001
______________________________________  and Chief Financial
        Robert E. Parsons, Jr.          Officer (Principal
                                        Financial Officer)

      /s/ Donald D. Olinger            Senior Vice President and     March 1, 2001
______________________________________  Corporate Controller
          Donald D. Olinger             (Principal Accounting
                                        Officer)

     /s/ Richard E. Marriott           Chairman of the Board         March 1, 2001
______________________________________  of Directors
         Richard E. Marriott

      /s/ R. Theodore Ammon            Director                      March 1, 2001
______________________________________
          R. Theodore Ammon

       /s/ Robert M. Baylis            Director                      March 1, 2001
______________________________________
           Robert M. Baylis

      /s/ Terence C. Golden            Director                      March 1, 2001
______________________________________
          Terence C. Golden

  /s/ Ann McLaughlin Korologos         Director                      March 1, 2001
______________________________________
       Ann McLaughlin Korologos

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ J.W. Marriott, Jr.           Director                      March 1, 2001
______________________________________
          J.W. Marriott, Jr.

      /s/ John G. Schreiber            Director                      March 1, 2001
______________________________________
          John G. Schreiber

    /s/ Harry L. Vincent, Jr.          Director                      March 1, 2001
______________________________________
        Harry L. Vincent, Jr.

                                                                    SCHEDULE III
                                                                     Page 1 of 3

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                                 (in millions)

                                                            Gross Amount at
                            Initial Costs                  December 31, 2000
                          -----------------             ------------------------
                                            Subsequent                                           Date of
                               Buildings &     Costs         Buildings &         Accumulated  Completion of   Date   Depreciation
   Description      Debt  Land Improvements Capitalized Land Improvements Total  Depreciation Construction  Acquired     Life
   -----------     ------ ---- ------------ ----------- ---- ------------ ------ ------------ ------------- -------- ------------
Full-service
hotels:
 New York
 Marriott Marquis
 Hotel, New York,
 NY..............  $  263 $--     $  552       $ 49     $--     $  601    $  601   $  (182)         1986        n/a         40
 Other full-
 service
 properties, each
 less than 5% of
 total...........  $2,012 $749    $5,510       $795     $685    $6,369    $7,054   $  (869)      various    various         40
                   ------ ----    ------       ----     ----    ------    ------   -------
 Total full-
 service.........   2,275  749     6,062        844      685     6,970     7,655    (1,051)
 Other
 properties, each
 less than 5% of
 total...........     --    40        27        (52)     --         16        16       (15)      various        n/a    various
                   ------ ----    ------       ----     ----    ------    ------   -------
 Total...........  $2,275 $789    $6,089       $792     $685    $6,986    $7,671   $(1,066)
                   ====== ====    ======       ====     ====    ======    ======   =======       -------    -------    -------

                                                                    SCHEDULE III
                                                                     Page 2 of 3

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                                 (in millions)

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 2000, 1999 and 1998 is as follows:

   Balance at January 2, 1998..........................................  $5,317
   Additions:
     Acquisitions......................................................   2,849
     Capital expenditures and transfers from construction-in-progress..      60
   Deductions:
     Dispositions and other............................................     (91)
     Transfers to Non-Controlled Subsidiary............................    (139)
     Transfers to Spin-Off (Crestline Capital Corporation).............    (643)
                                                                         ------
   Balance at December 31, 1998........................................   7,353
   Additions:
     Acquisitions......................................................      29
     Capital expenditures and transfers from construction-in-progress..     147
   Deductions:
     Dispositions and other............................................    (155)
                                                                         ------
   Balance at December 31, 1999........................................   7,374
   Additions:
     Capital expenditures and transfers from construction-in-progress..     306
   Deductions:
     Dispositions and other............................................      (9)
                                                                         ------
   Balance at December 31, 2000........................................  $7,671
                                                                         ======

                                                                    SCHEDULE III
                                                                     Page 3 of 3

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2000
                                 (in millions)

(B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2000, 1999 and 1998 is as follows:

   Balance at January 2, 1998........................................... $  506
   Depreciation and amortization........................................    132
   Dispositions and other...............................................    (13)
   Transfers to Non-Controlled Subsidiary...............................    (29)
   Transfers to Spin-Off (Crestline Capital Corporation)................    (21)
                                                                         ------
   Balance at December 31, 1998.........................................    575
   Depreciation and amortization........................................    243
   Dispositions and other...............................................     35
                                                                         ------
   Balance at December 31, 1999.........................................    853
   Depreciation and amortization........................................    215
   Dispositions and other...............................................     (2)
                                                                         ------
   Balance at December 31, 2000......................................... $1,066
                                                                         ======

(C) The aggregate cost of properties for Federal income tax purposes is approximately $5,413 million at December 31, 2000.

(D) The total cost of properties excludes construction-in-progress properties.