Form 10-Q
period 2001-03-23
HOST MARRIOTT L P
filed 2001-05-07
CIK 1061937

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



For the Quarter Ended March 23, 2001                Commission File No. 0-25087


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

                                                         Yes   X     No  _____
                                                             -----

                                                             Units outstanding
        Class                                                   at May 1, 2001
---------------------                                           --------------
Units of limited partnership interest                              284,319,012

================================================================================

                                     INDEX
                                     -----


                                                                        Page No.
                                                                        --------
Part I.    FINANCIAL INFORMATION (Unaudited):

           Condensed Consolidated Balance Sheets-
              March 23, 2001 and December 31, 2000......................       3

           Condensed Consolidated Statements of Operations-
              Twelve Weeks Ended March 23, 2001 and March 24, 2000......       4

           Condensed Consolidated Statements of Cash Flows-
              Twelve Weeks Ended March 23, 2001 and March 24, 2000......       5

           Notes to Condensed Consolidated Financial Statements.........       6

           Management's Discussion and Analysis of Results of
              Operations and Financial Condition........................      16

           Quantitative and Qualitative Disclosures about Market Risk...      23

PART II.   OTHER INFORMATION AND SIGNATURE..............................      24

                              HOST MARRIOTT, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)

                                                                             March 23,         December 31,
                                                                                2001               2000
                                                                           --------------     ---------------
                                                                             (unaudited)
                                            ASSETS
                                            ------
Property and equipment, net.............................................   $        7,097     $         7,110
Notes and other receivables (including amounts due from affiliates of
   $98 million and $164 million, respectively)..........................              146                 211
Due from Manager........................................................              174                  --
Rent receivable.........................................................               11                  65
Investments in affiliates...............................................              131                 128
Other assets............................................................              448                 439
Restricted cash.........................................................              128                 125
Cash and cash equivalents...............................................              112                 313
                                                                           --------------     ---------------
                                                                           $        8,247     $         8,391
                                                                           ==============     ===============

                              LIABILITIES AND PARTNERS' CAPITAL
                              ---------------------------------
Debt
   Senior notes.........................................................   $        2,790     $         2,790
   Mortgage debt........................................................            2,269               2,275
   Convertible debt obligation to Host Marriott.........................              492                 492
   Other................................................................              372                 257
                                                                           --------------     ---------------
                                                                                    5,923               5,814
Accounts payable and accrued expenses...................................              174                 381
Other liabilities.......................................................              308                 312
                                                                           --------------     ---------------
     Total liabilities..................................................            6,405               6,507
                                                                           --------------     ---------------

Minority interest.......................................................              142                 139
Limited partnership interests of third parties at redemption value
   (representing 50.6 million units and 63.6 million units at March
   23, 2001 and December 31, 2000, respectively)........................              602                 823

Partners' Capital.......................................................
   General partner......................................................                1                   1
   Cumulative redeemable preferred limited partner......................              196                 196
   Limited partner......................................................              903                 724
   Accumulated other comprehensive (loss) income........................               (2)                  1
                                                                           --------------     ---------------
     Total partners' capital............................................            1,098                 922
                                                                           --------------     ---------------
                                                                           $        8,247     $         8,391
                                                                           ==============     ===============

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             Twelve weeks ended March 23, 2001 and March 24, 2000
               (unaudited, in millions, except per unit amounts)

                                                                             2001         2000
                                                                            ------       ------
REVENUES
   Hotel sales
     Rooms................................................................  $  521       $   --
     Food and beverage....................................................     253           --
     Other................................................................      64           --
                                                                            ------       ------
        Total hotel sales.................................................     838           --
   Rental income..........................................................      29          173
   Net gains on property transactions.....................................       1            1
   Equity in earnings of affiliates.......................................       2           --
   Other..................................................................       2            2
                                                                            ------       ------
        Total revenues....................................................     872          176
                                                                            ------       ------

OPERATING COSTS AND EXPENSES
   Hotel operating expenses
     Rooms................................................................     121           --
     Food and beverage....................................................     191           --
     Hotel departmental costs and deductions..............................     208           --
     Management fees and other............................................      52           --
     Other property-level expenses........................................      61           59
     Depreciation and amortization........................................      77           74
                                                                            ------       ------
        Total operating costs and expenses................................     710          133

OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE
  EXPENSES, INTEREST, AND OTHER...........................................     162           43
   Minority interest expense..............................................      (7)          (5)
   Interest income........................................................       8            9
   Interest expense.......................................................    (110)        (104)
   Corporate expenses.....................................................      (8)         (10)
   Other expenses.........................................................      (2)          (6)
                                                                            ------       ------

INCOME (LOSS) BEFORE INCOME TAXES.........................................      43          (73)
Provision for income taxes................................................      (3)          (1)
                                                                            ------       ------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...................................      40          (74)
Extraordinary gain, net of income tax expense of $1 million...............      --            5
                                                                            ------       ------

NET INCOME (LOSS).........................................................  $   40       $  (69)
                                                                            ======       ======

Less: Distributions on preferred limited partner units to Host Marriott...      (5)          (5)
                                                                            ------       ------

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS.........................  $   35       $  (74)
                                                                            ======       ======

BASIC INCOME (LOSS) PER UNIT..............................................  $   .12      $ (.26)
                                                                            =======      ======

DILUTED INCOME (LOSS) PER UNIT............................................  $   .12      $ (.26)
                                                                            =======      ======

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             Twelve weeks ended March 23, 2001 and March 24, 2000
                           (unaudited, in millions)

                                                                           2001       2000
                                                                          ------     ------
OPERATING ACTIVITIES
Income (loss) before extraordinary item.................................  $   40     $  (74)
Adjustments to reconcile to cash from operations:
   Depreciation and amortization........................................      77         74
   Income taxes.........................................................     (19)       (21)
   Deferred contingent rental income....................................       7        123
   Net gains on property transactions...................................      (1)        (1)
   Equity in earnings of affiliates.....................................      (2)        --
   Purchase of Crestline leases.........................................    (204)        --
   Changes in other operating accounts..................................     (44)       (26)
   Other................................................................      (2)         7
                                                                          ------     ------
      Cash (used in) from operations....................................    (148)        82
                                                                          ------     ------

INVESTING ACTIVITIES
Capital expenditures:
   Capital expenditures for renewals and replacements...................     (56)       (54)
   New investment capital expenditures..................................     (20)       (34)
   Other investments....................................................      (5)       (11)
Note receivable collections, net........................................       3         --
                                                                          ------     ------
      Cash used in investing activities.................................     (78)       (99)
                                                                          ------     ------

FINANCING ACTIVITIES
Issuances of debt, net..................................................     118         83
Scheduled principal repayments..........................................      (9)        (9)
Debt prepayments........................................................      --        (80)
Issuances of common units...............................................       1          1
Distributions...........................................................     (79)       (65)
Redemption or repurchase of OP Units for cash...........................      --        (47)
Repurchases of Convertible Preferred Securities.........................      --        (15)
Other...................................................................      (6)        (2)
                                                                          ------     ------
      Cash from (used in) financing activities..........................      25       (134)
                                                                          ------     ------

DECREASE IN CASH AND CASH EQUIVALENTS...................................  $ (201)    $ (151)
                                                                          ======     ======

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.   Organization

     Host Marriott, L.P. (the "Operating Partnership" or the "Company" or "Host LP") is a Delaware limited partnership whose sole general partner is Host Marriott Corporation ("Host REIT"). Host REIT, a Maryland corporation operating through an umbrella partnership structure, is a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted solely through the Operating Partnership and its subsidiaries. Host REIT has elected, effective January 1, 1999, to be treated as a REIT for federal income tax purposes. As of March 23, 2001, Host REIT owned approximately 82% of the Operating Partnership.

     The Work Incentives Improvement Act of 1999 ("REIT Modernization Act") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). A wholly-owned subsidiary of Host LP, which has elected to be treated as a TRS for federal income tax purposes, acquired certain subsidiaries (the "Crestline Lessee Entities") of Crestline Capital Corporation ("Crestline") owning the leasehold interests with respect to 116 of the Company's full-service hotels effective January 1, 2001 for $207 million in cash, including $6 million of transaction costs, including legal and professional fees and transfer taxes. In connection therewith, during the fourth quarter of 2000 the Company recorded a non-recurring, pre-tax loss of $207 million and a related tax benefit of $82 million which the Company recognized as a deferred tax asset because, for income tax purposes, the acquisition is recognized as an asset that will be amortized over the next six years. As a result of the acquisition, the TRS replaced Crestline as the lessee under the applicable leases, and the Company's operating results reflect property-level revenues and expenses rather than rental income from lessees with respect to those 116 full-service properties.

2.   Summary of Significant Accounting Policies

     The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as March 23, 2001 and the results of its operations and cash flows for the twelve weeks ended March 23, 2001 and March 24, 2000. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     Certain reclassifications were made to the prior year financial statements to conform to the new presentation.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     As previously discussed, the Company, through its wholly-owned TRS, acquired the Crestline Lessee Entities with respect to 116 of the Company's full-service properties effective January 1, 2001. The Company's consolidated results of operations with respect to those 116 properties reflect, from the effective date of the transaction, property-level revenues and expenses rather than rental income from lessees and, therefore, are not comparable to 2000 results.

     The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. The Company recognizes percentage rent when all contingencies have been met, that is, when annual thresholds for percentage rent have been met or exceeded. Percentage rent received pursuant to the leases but not recognized is included on the balance sheet as deferred rent. Contingent rental revenue of $7 million and $123 million, respectively, for the twelve weeks ended March 23, 2001 and March 24, 2000 have been deferred.

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

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                                                                  Twelve weeks ended
                                                    -----------------------------------------------------------------------------
                                                                March 23, 2001                          March 24, 2000
                                                    --------------------------------------  -------------------------------------
                                                       Income         Units       Per Unit    Income          Units      Per Unit
                                                    (Numerator)   (Denominator)    Amount   (Numerator)   (Denominator)   Amount
                                                    -----------   ------------    --------  -----------   -------------  --------
     Net income (loss)...........................   $        40          284.8    $    .14  $       (69)          285.2  $   (.24)
      Distributions on preferred limited partner
       units and Preferred OP Units..............            (5)            --        (.02)          (5)             --      (.02)
                                                    -----------   ------------    --------  -----------   -------------  --------
     Basic loss available to common
      unitholders per unit.......................            35          284.8         .12          (74)          285.2      (.26)
     Assuming distribution of units to Host
      Marriott Corporation for Host Marriott
      Corporation common shares granted under
      the Host Marriott comprehensive stock
      plan, less shares assumed purchased at
      average market price.......................            --            4.3          --           --              --        --
      Assuming conversion of Preferred OP
       Units.....................................            --             --          --           --              --        --
      Assuming issuance of minority OP Units
       issuable under certain purchase
       agreements................................            --             --          --           --              --        --
      Assuming conversion of Convertible
       Preferred Securities......................            --             --          --           --              --        --
                                                    -----------   ------------    --------  -----------   -------------  --------
     Diluted Loss per Unit.......................   $        35          289.1    $    .12  $       (74)          285.2  $   (.26)
                                                    ===========   ============    ========  ===========   =============  ========

4.   OP Unit Conversions

     On February 7, 2001, Blackstone Real Estate Partners ("Blackstone") converted 12.5 million OP Units to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. These units were obtained in connection with the purchase of the Blackstone luxury hotel portfolio in 1998. As a result of this transaction, Blackstone now owns approximately 11% of the outstanding OP Units of the Operating Partnership, and Host REIT increased its ownership in the Operating Partnership to 82% of the outstanding OP Units. The Company received no proceeds as a result of the transaction.

     On May 7, 2001, Blackstone converted an additional 10 million OP Units to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. As a result, Blackstone's ownership was reduced to approximately 7% of the outstanding OP Units, and Host REIT increased its ownership in the Operating Partnership to approximately 86%. The Company received no proceeds as a result of this transaction.

5.   Debt Issuances and Refinancing

     During the first quarter of 2001, the Company borrowed $115 million under the revolver portion of the Bank Credit Facility to partially fund the acquisition of the Crestline Lessee Entities and for general corporate purposes.

     Subsequent to the first quarter of 2001, the Company repaid the $115 million outstanding balance under the revolver portion of the Bank Credit Facility. As of May 1, 2001, $150 million is outstanding under the term loan portion of the Bank Credit Facility, and the available capacity under the revolver is $625 million.

6.   Dividends and Distributions Payable

     On March 19, 2001, the Board of Directors of Host Marriott declared a quarterly cash distribution of $0.26 per unit of limited partnership interest. The first quarter distribution was paid on April 13, 2001 to shareholders and unitholders of record on March 30, 2001.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     On March 19, 2001, the Board of Directors of Host Marriott declared a quarterly distribution of $0.625 per cumulative redeemable preferred limited partner unit, which was paid on April 13, 2001 to unitholders of record on March 30, 2001.

7.   Unit Repurchases

     In September 1999, the Board of Directors of Host Marriott Corporation approved the repurchase, at management's discretion, of up to 22 million of the outstanding shares of Host REIT common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of Host REIT's Convertible Preferred Securities. Additionally, under the terms of the partnership agreement, an equivalent number of OP units will also be repurchased on a one-for-one basis from Host Marriott Corporation. No repurchases have been made since the first quarter of 2000, when Host Marriott repurchased approximately 4.9 million common shares, 325,000 OP Units, and 435,000 shares of the Convertible Preferred Securities for a total investment of $62 million. Since inception of the repurchase program in September 1999, Host Marriott has spent, in the aggregate, approximately $150 million to retire 16.2 million equivalent shares on a fully diluted basis.

8.   Geographic Information

     As of March 23, 2001, the Company's foreign operations consisted of four hotel properties located in Canada. There were no intercompany sales between these properties and the Company. The following table presents revenues for each of the geographical areas in which the Company owns hotels (in millions). As a result of the acquisition of the Crestline Lessee Entities, effective January 1, 2001 the Company's consolidated results of operations for the twelve weeks ended March 23, 2001, primarily represent property-level revenues and expenses, whereas the results for the twelve weeks ended March 24, 2000 primarily represent rental income.

                                                       Twelve Weeks Ended
                                                   -----------------------------
                                                   March 23, 2001 March 24, 2000
                                                   -------------- --------------

     United States................................ $          857 $          173
     International................................             15              3
                                                   -------------- --------------
         Total.................................... $          872 $          176
                                                   ============== ==============

9.   Comprehensive Income

     The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve weeks ended March 23, 2001 and March 24, 2000, the comprehensive income (loss) totaled $37 million and $(70) million, respectively. As of March 23, 2001 and December 31, 2000, the Company's accumulated other comprehensive (loss) income was $(2) million and $1 million, respectively.

10.  Summarized Lease Pool Financial Statements

     During 2000, almost all the properties of the Company and its subsidiaries were leased to subsidiaries of Crestline. In conjunction with these leases, Crestline and certain of its subsidiaries entered into

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

     limited guarantees of the lease obligations of each lessee. The full-service hotel leases were grouped into four lease pools, with Crestline's guarantee limited to the greater of 10% of the aggregate rent payable for the preceding year or 10% of the aggregate rent payable under all leases in the respective pool. Additionally, the lessee's obligation under each lease agreement was guaranteed by all other lessees in the respective lease pool. As a result, the Company believed that the operating results of each full-service lease pool may have been material to the Company's financial statements for the year ended December 31, 2000.

     Effective January 1, 2001, a wholly-owned TRS of Host LP replaced Crestline as the lessee with respect to 116 of the Company's full-service hotels, and the third party credit concentration ceased to exist.

     Financial information of Crestline may be found in its quarterly and annual filings with the Securities and Exchange Commission. Further information regarding these leases and Crestline's limited guarantees may be found in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations and summarized balance sheet data of the lease pools in which the Company's hotels were organized during 2000 are as follows (in millions):

                                                   Twelve Weeks Ended March 24, 2000
                                                   ---------------------------------
                                               Pool 1   Pool 2    Pool 3   Pool 4   Combined
                                               ------   ------    ------   ------   --------
     Hotel Sales
          Rooms.............................   $  129   $  143    $  125   $  133     $  530
          Food and beverage.................       59       66        60       75        260
          Other.............................       14       13        19       19         65
                                               ------   ------    ------   ------     ------
               Total hotel sales............      202      222       204      227        855
     Operating Costs and Expenses
          Rooms.............................       31       37        28       29        125
          Food and beverage.................       44       50        44       51        189
          Other.............................       52       51        50       52        205
          Management fees...................        9       15        10       18         52
          Lease expense.....................       62       66        69       75        272
                                               ------   ------    ------   ------     ------
               Total operating expenses.....      198      219       201      225        843
                                               ------   ------    ------   ------     ------
     Operating Profit.......................        4        3         3        2         12
     Corporate and Interest Expenses........       (1)      (1)       --       --         (2)
                                               ------   ------    ------   ------     ------
           Income before taxes..............        3        2         3        2         10
           Income taxes.....................       (1)      (1)       (1)      (1)        (4)
                                               ------   ------    ------   ------     ------
               Net Income...................   $    2   $    1    $    2   $    1     $    6
                                               ======   ======    ======   ======     ======

                                                         As of December 31, 2000
                                                         -----------------------
                                               Pool 1   Pool 2    Pool 3   Pool 4   Combined
                                               ------   ------    ------   ------   --------
     Assets.................................   $   37   $   37    $   40   $   44     $  158
     Liabilities............................       37       37        40       42        156
     Equity.................................       --       --        --        2          2

11.  Supplemental Guarantor and Non-Guarantor Subsidiary Information

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

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


     Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company.

     The following condensed combined consolidating information sets forth the financial position as of March 23, 2001 and December 31, 2000 and results of operations and cash flows for the twelve weeks ended March 23, 2001 and March 24, 2000 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


         Supplemental Condensed Combined Consolidating Balance Sheets
                                 (in millions)

                                 March 23, 2001

                                                                                        Non-
                                                                        Guarantor     Guarantor
                                                            Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                          ----------  ------------  ------------   ------------  ------------
     Property and equipment, net.....................     $    1,172  $      2,005  $      3,920   $         --  $      7,097
     Notes and other receivables.....................            374            53           165           (446)          146
     Due from manager................................             39            --           135             --           174
     Rent receivable.................................            (10)           21            --             --            11
     Investments in affiliate........................          2,600         1,625            --         (4,094)          131
     Other assets....................................            177            68           263            (60)          448
     Restricted cash.................................             14            10           108             --           128
     Cash and cash equivalents.......................             26            33            53             --           112
                                                          ----------  ------------  ------------   ------------  ------------
        Total assets.................................     $    4,392  $      3,811  $      4,644   $     (4,600) $      8,247
                                                          ==========  ============  ============   ============  ============

     Debt............................................     $    2,025  $      1,214  $      2,431   $       (239) $      5,431
     Convertible debt obligation to Host Marriott ...            492            --            --             --           492
     Other liabilities...............................            172           195           382           (267)          482
                                                          ----------  ------------  ------------   ------------  ------------
        Total liabilities............................          2,689         1,409         2,813           (506)        6,405

     Minority interests..............................              3            --           139             --           142
     Limited partner interest of third parties at
      redemption value...............................            602            --            --             --           602
     Owner's capital.................................          1,098         2,402         1,692         (4,094)        1,098
                                                          ----------  ------------  ------------   ------------  ------------
        Total liabilities and owner's capital........     $    4,392  $      3,811  $      4,644   $     (4,600) $      8,247
                                                          ==========  ============  ============   ============  ============

                                                       December 31, 2000

                                                                                        Non-
                                                                        Guarantor     Guarantor
                                                            Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                          ----------  ------------  ------------   ------------  ------------
     Property and equipment, net.....................     $    1,181  $      2,001  $      3,928   $         --  $      7,110
     Notes and other receivables.....................            311            54           165           (319)          211
     Rent receivable.................................             13            10            42             --            65
     Investments in affiliate........................          2,618         1,715            --         (4,205)          128
     Other assets....................................            242            26           245            (74)          439
     Restricted cash.................................             14             5           106             --           125
     Cash and cash equivalents ......................            244            34            35             --           313
                                                          ----------  ------------  ------------   ------------  ------------
        Total assets.................................     $    4,623  $      3,845  $      4,521   $     (4,598) $      8,391
                                                          ==========  ============  ============   ============  ============

     Debt............................................     $    1,910  $      1,215  $      2,360   $       (163) $      5,322
     Convertible debt obligation to Host Marriott....            492            --            --             --           492
     Other liabilities...............................            474           127           322           (230)          693
                                                          ----------  ------------  ------------   ------------  ------------
       Total liabilities.............................          2,876         1,342         2,682           (393)        6,507

     Minority interests..............................              2            --           137             --           139
     Limited partner interest of third parties at
      redemption value...............................            823            --            --             --           823
     Partners' capital...............................            922         2,503         1,702         (4,205)          922
                                                          ----------  ------------  ------------   ------------  ------------
       Total liabilities and owner's capital.........     $    4,623  $      3,845  $      4,521   $     (4,598) $      8,391
                                                          ==========  ============  ============   ============  ============

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                                             Twelve Weeks Ended March 23, 2001

                                                                                        Non-
                                                                        Guarantor     Guarantor
                                                            Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                          ----------  ------------  ------------   ------------  ------------
     REVENUES.........................................    $     (110)    $      31   $       945   $       (214)  $        872
     Depreciation.....................................           (15)          (23)          (39)            --           (77)
     Hotel operating expenses.........................            --            --          (572)            --          (572)
     Property-level expenses..........................            (9)          (14)          (38)            --           (61)
     Rental expense...................................             -            --          (257)           257            --
     Minority interest................................            (2)           --            (5)            --            (7)
     Interest expense.................................           (45)          (26)          (45)             6          (110)
     Interest income..................................             8             3             3             (6)            8
     Corporate expenses...............................            (2)           (2)           (4)            --            (8)
     Other expenses...................................            (1)           --            (1)            --            (2)
                                                          ----------  ------------  ------------   ------------  ------------
     (Loss) income before income taxes................           (44)          (31)          (13)            43            43
     (Provision for) benefit from income taxes........            (3)           --            --             --            (3)
                                                          ----------  ------------  ------------   ------------  ------------
     (Loss) income before extraordinary item..........           (41)          (31)          (13)           (43)           40
     Extraordinary gain...............................            --            --            --             --            --
                                                          ----------  ------------  ------------   ------------  ------------
     NET INCOME (LOSS)................................    $       41  $        (31) $        (13)  $         43  $         40
                                                          ==========  ============  ============   ============  ============

                                             Twelve Weeks Ended March 24, 2000

                                                                                        Non-
                                                                        Guarantor     Guarantor
                                                            Parent    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                          ----------  ------------  ------------   ------------  ------------
     REVENUES.........................................    $      (20) $         54  $        109   $         33  $        176
     Depreciation.....................................           (15)          (21)          (38)            --           (74)
     Property-level expenses..........................           (11)          (12)          (36)            --           (59)
     Minority interest................................            (1)           --            (4)            --            (5)
     Interest expense.................................           (32)          (37)          (46)            11          (104)
     Interest income..................................            11             6             3            (11)            9
     Corporate expenses...............................            (1)           (3)           (6)            --           (10)
     Other expenses...................................            (4)           (1)           (1)            --            (6)
                                                          ----------  ------------  ------------   ------------  ------------
     (Loss) income before income taxes................           (73)          (14)          (19)            33           (73)
     (Provision for) benefit from income taxes........            (1)           --            --             --            (1)
                                                          ----------  ------------  ------------   ------------  ------------
     (Loss) income before extraordinary item..........           (74)          (14)          (19)            33           (74)
     Extraordinary gain...............................             5            --            --             --             5
                                                          ----------  ------------  ------------   ------------  ------------
     NET INCOME (LOSS)................................    $      (69) $        (14) $        (19)  $         33  $        (69)
                                                          ==========  ============  ============   ============  ============

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Cash Flows
                                 (in millions)

                                      Twelve Weeks Ended March 23, 2001

                                                                                        Non-
                                                                        Guarantor     Guarantor
                                                            Parent    Subsidiaries  Subsidiaries  Consolidated
                                                          ----------  ------------  ------------  ------------
     OPERATING ACTIVITIES
     Cash from operations..............................   $     (278)  $        32  $         98  $       (148)
                                                          ----------  ------------  ------------  ------------
     INVESTING ACTIVITIES
     Capital expenditures and other investments........          (16)          (23)          (42)          (81)
     Other.............................................            3            --            --             3
                                                          ----------  ------------  ------------  ------------
     Cash used in investing activities ................          (13)          (23)          (42)          (78)
                                                          ----------  ------------  ------------  ------------
     FINANCING ACTIVITIES
     Issuances of debt, net ...........................          114            --             4           118
     Repayment of debt.................................           --            (1)           (8)           (9)
     Issuances of common units.........................            1            --            --             1
     Distributions.....................................          (79)           --            --           (79)
     Other.............................................           (2)           --            (4)           (6)
     Transfers to/from Parent..........................           39            (9)          (30)           --
                                                          ----------  ------------  ------------  ------------
     Cash (used in) provided by financing activities...           73           (10)          (38)            25
                                                          ----------  ------------  ------------  ------------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..   $     (218) $         (1) $         18  $       (201)
                                                          =========== ============  ============  ============

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                      Twelve Weeks Ended March 24, 2000

                                                                                        Non-
                                                                        Guarantor     Guarantor
                                                            Parent    Subsidiaries  Subsidiaries  Consolidated
                                                          ----------  ------------  ------------  ------------
     OPERATING ACTIVITIES
     Cash from operations.............................    $      (16) $         32  $         66  $         82
                                                          ----------  ------------  ------------  ------------

     INVESTING ACTIVITIES
     Capital expenditures and other investments.......           (23)          (37)          (39)          (99)
                                                          ----------  ------------  ------------  ------------
     Cash used in investing activities................           (23)          (37)          (39)          (99)
                                                          ----------  ------------  ------------  ------------

     FINANCING ACTIVITIES
     Issuances of debt, net...........................            --            --            83            83
     Repayment of debt................................            --            (1)          (88)          (89)
     Issuances of common units........................             1            --            --             1
     Distributions....................................           (65)           --            --           (65)
     Redemption or repurchase of OP Units for cash....           (47)           --            --           (47)
     Repurchase of Convertible Preferred Securities...           (15)           --            --           (15)
     Other............................................            (2)           (6)            6            (2)
     Transfers to/from Parent.........................            18            10           (28)           --
                                                          ----------  ------------  ------------  ------------
     Cash (used in) provided by financing activities..          (110)            3           (27)         (134)
                                                          ----------  ------------  ------------  ------------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..   $     (149) $         (2) $         --  $       (151)
                                                          ==========  ============  ============  ============

12.  Subsequent Events

     On March 27, 2001, Host REIT sold approximately 6.0 million shares of 10% Class C preferred stock for net proceeds of $144.6 million. The Operating Partnership, in turn, issued equivalent securities, the Class C Preferred Units ("Class C Preferred Units"), to Host REIT. Holders of the Class C Preferred Units are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25 per unit liquidation preference. Dividends are payable quarterly in arrears commencing April 15, 2001, on which date a pro rata dividend of $0.03 per share was distributed. Beginning March 27, 2006, Host REIT has the option to redeem the Class C Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class C Preferred Units rank senior to the OP Units and on a parity with the Class A and Class B Preferred Units. The preferred unitholders generally have no voting rights.

     On April 1, 2001, a 50,000 square foot spa at The Ritz-Carlton, Naples was placed in service at an approximate development cost of $23 million.

     Effective January 1, 2001, each of Rockledge Hotel Properties, Inc. and Fernwood Hotel Assets, Inc. (the "Non-Controlled Subsidiaries") elected to be a TRS, and in April 2001, the Operating Partnership acquired the voting interests in the Non-Controlled Subsidiaries held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million, which is also permitted as a result of the REIT Modernization Act. As a result, subsequent to the acquisition on a consolidated basis the Company's results of operations will reflect the revenues and expenses generated by the two taxable corporations, and its consolidated balance sheets will include the various assets, consisting of three additional full-service properties, one located in Missouri, and two located in Mexico City, Mexico, as well as certain joint venture interests, and related liabilities held by the two taxable corporations, which were approximately $356 million and $262 million, including $54 million of third party debt ($26 million of which matures in 2001), respectively, as of March 23, 2001.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-looking Statements

Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this quarterly report on Form 10-Q by using words or phrases such as "believe," "expect," "may be," "intend," "predict," "project," "plan," "objective," "will be," "should," "estimate," or "anticipate," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as other required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this quarterly report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

During 2000, our revenues primarily represented rental income from Crestline and other third-party lessees. As a result of the previously discussed acquisition of the Crestline lessees by our TRS, beginning in 2001, our consolidated results of operations primarily reflect hotel-level revenues and operating costs and expenses. In order to provide a clearer understanding and comparability of our results of operations, in addition to our discussion of the historical results we have also presented unaudited pro forma condensed consolidated statements of operations for the twelve weeks ended March 24, 2000, adjusted to reflect the acquisition of the Crestline Lessee Entities as if it occurred on January 1, 2000, and a discussion of the results thereof compared to our historical results for the twelve weeks ended March 23, 2001, beginning on page 17.

2001 Compared to 2000 (Historical)

Revenues. Revenues increased $696 million for the twelve weeks ended March 23, 2001. As discussed above, our revenues and operating profit are not comparable to 2000, due to the acquisition of the Crestline Lessee Entities by our TRS.

The table below presents gross hotel sales for the twelve weeks ended March 23, 2001 and March 24, 2000. For 2000, gross hotel sales were used as the basis for calculating rental income. The data is presented in order to facilitate an investor's understanding and comparative analysis of the operations of our properties.

                                                            Twelve Weeks Ended
                                                          ----------------------
                                                          March 23,    March 24,
                                                          ---------    ---------
                                                          2001         2000
                                                          ----         ----
                                                              (in millions)
Hotel Sales
     Rooms...............................................   $ 624        $ 613
     Food and beverage...................................     276          274
     Other...............................................      73           71
                                                            -----        -----
          Total sales....................................   $ 973        $ 958
                                                            =====        =====

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The $15 million increase in hotel sales for the first quarter of 2001 reflects the slight increase in REVPAR for our comparable properties of 0.2% to $119.64, as well as incremental revenues provided by the Tampa Waterside Marriott, which opened in February 2000, and the 500-room expansion at the Orlando Marriott, which was placed in service in June 2000. The recent slowdown in the economy has negatively impacted the operating results for our hotels as well as the hotels in our competitive set, which posted a 2.2% increase in REVPAR for the first quarter of 2001, based on historical data provided by Smith Travel Research. Our competitive set refers to hotels in the upscale and luxury full service segment of the lodging industry and consists of Crowne Plaza; Doubletree; Hyatt; Hilton; Radisson; Renaissance; Sheraton; Westin; and Wyndham. The REVPAR results for our competitive set were slightly higher than ours because our portfolio has a significant presence in certain markets including the New York, Atlanta, and San Francisco markets, where transient group and supply issues had a more pronounced negative impact on operations.

Rental income decreased $144 million, or 83%, to $29 million for the first quarter of 2001 versus the first quarter of 2000, reflecting the purchase of 116 of the Crestline leases by our wholly-owned TRS effective January 1, 2001. As discussed in Note 2 to the condensed consolidated financial statements, percentage rental revenues from third-party lessees of $7 million and $123 million for the twelve weeks ended March 23, 2001 and March 24, 2000, respectively, were deferred on the balance sheet as deferred rent. Percentage rent will be recognized as income only as specified hotel sales thresholds are achieved.

Depreciation and Amortization. Depreciation and amortization increased $3 million or 4% for the first quarter of 2001 versus the first quarter of 2000, reflecting an increase in depreciable assets, which is primarily the result of $379 million in capital expenditures during 2000.

Operating Costs and Expenses. As discussed above, 2001 hotel revenues and operating costs are not comparable with 2000. During 2000, Crestline, as the lessee, paid specified direct property-level costs including management fees, which reduced the net rent payment to us under the terms of the leases. During 2001, these costs are borne by us and are included in our condensed consolidated results of operations.

Minority Interest Expense. For the twelve weeks ended March 23, 2001 and March 24, 2000, respectively, we recognized minority interest expense of $7 million and $5 million. The increase is primarily due to the increase in distributions to minority partners in the partnerships that we consolidate.

Interest Expense. Interest expense increased 6% to $110 million in the first quarter of 2001, primarily due to the issuance in October 2000 of $250 million of 9 1/4% Series F Senior notes, as well as additional borrowings of $115 million under the revolver portion of the Bank Credit Facility during the first quarter of 2001. The proceeds of these borrowings were principally used to fund the purchase of the Crestline Lessee Entities and for general corporate purposes.

Corporate Expenses. Corporate expenses decreased $2 million to $8 million for the first quarter of 2001, resulting primarily from lower salaries and benefits.

Extraordinary Gain. During the first quarter of 2000, we extinguished approximately $22 million of the convertible debt obligation to Host REIT through the purchase of 435,000 shares of Host REIT's Convertible Preferred Securities on the open market. We recorded an extraordinary gain of approximately $5 million on this transaction, net of income tax expense of $1 million, based on the discount at which we purchased the Convertible Preferred Securities.

Net Income (Loss). Our net income was $40 million for the first quarter of 2001 compared to a net loss of $69 million for the first quarter of 2000, primarily reflecting the acquisition of the Crestline lessees effective January 1, 2001, thereby eliminating amounts paid to Crestline as lessee for 116 of our properties and the effect of the deferral of third party contingent rent, which was approximately $115 million in 2000 with respect to the 116 hotels.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Net Income (Loss) Available to Common Unitholders. The net income available to common unitholders was $35 million for the first quarter of 2001, an increase of $109 million over the first quarter of 2000, reflecting the previously discussed $109 million increase in our net income.

2001 (Historical) Compared to 2000 (Pro Forma)

Because of the significant changes to our corporate structure as a result of our acquisition of the Crestline lessee entities effective January 1, 2001, management believes that a discussion of our 2001 historical results of operations compared to our 2000 pro forma results of operations is meaningful and relevant to an investor's understanding of our present and future operations. The unaudited pro forma results of operations for the twelve weeks ended March 24, 2000 set forth below are based on the unaudited condensed consolidated statements of operations for the twelve weeks ended March 24, 2000 and are only adjusted to reflect the acquisition of the Crestline lessee entities as if the transaction occurred at the beginning of 2000. The following pro forma results do not include adjustments for any transactions other than the Crestline lease repurchase and are not presented in accordance with Article 11 of SEC Regulation S-X.

As a result of the Crestline acquisition, effective January 1, 2001, we lease 116 of our full-service hotels to our TRS. Our 2001 consolidated operations primarily represent property-level revenues and expenses rather than rental income from Crestline. In addition, the net income applicable to the TRS is subject to federal and state income taxes. The pro forma adjustments to reflect the acquisition of the Crestline lessee entities are as follows:

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

     . record interest expense related to the additional borrowings from the 9 1/4% Series F senior notes to fund the $207 million cash payment; and

     . record the tax provision attributable to the income of the TRS at an effective tax rate of 39.5%.

The unaudited pro forma financial information does not purport to represent what our results of operations or financial condition would actually have been if the transaction had in fact occurred at the beginning of 2000, or to project our results of operations or financial condition for any future period. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that we believe are reasonable under the circumstances. The following unaudited pro forma financial information should be read in conjunction with our audited financial statements contained in our annual report on Form 10-K for the year ended December 31, 2000.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                                     Historical      Pro Forma
                                                                   March 23, 2001  March 24, 2000
                                                                   --------------  --------------
                                                                             (unaudited)
REVENUES
Hotel sales
Rooms.............................................................. $        521   $        512
Food and beverage..................................................          253            250
Other..............................................................           64             64
                                                                    ------------   ------------
       Total hotel sales...........................................          838            826
Rental income......................................................           29             31
Net gains on property transactions.................................            1              1
Equity in earnings of affiliates...................................            2             --
Other..............................................................            2              2
                                                                    ------------   ------------
       Total revenues..............................................          872            860
                                                                    ------------   ------------

OPERATING COSTS AND EXPENSES
Hotel operating expenses
Rooms..............................................................          121            121
Food and beverage..................................................          191            183
Hotel departmental costs and deductions............................          208            200
Management fees and other..........................................           52             51
  Other property-level expenses....................................           61             59
  Depreciation and amortization....................................           77             74
                                                                    ------------   ------------
       Total operating costs and expenses..........................          710            688
                                                                    ------------   ------------

OPERATING PROFIT BEFORE MINORITY INTEREST, CORPORATE EXPENSES,
INTEREST, AND OTHER................................................          162            172
Minority interest expense..........................................           (7)            (5)
Interest income....................................................            8              8
Interest expense...................................................         (110)          (109)
Corporate expenses.................................................           (8)           (10)
Other expenses.....................................................           (2)            (6)
                                                                    ------------   ------------
INCOME BEFORE INCOME TAXES.........................................           43             50
Provision for income taxes.........................................           (3)            (5)
                                                                    ------------   ------------
INCOME BEFORE EXTRAORDINARY ITEMS..................................           40             45
                                                                    ------------   ------------

Less:
Distributions on preferred limited partner interest................           (5)            (5)
                                                                    ------------   ------------
INCOME BEFORE EXTRAORDINARY ITEMS AVAILABLE TO COMMON UNITHOLDERS.. $         35   $         40
                                                                    ============   ============

Basic income before extraordinary items per unit................... $        .12   $        .14
                                                                    ============   ============

Revenues. Revenues increased $12 million, or 1%, to $872 million for the first quarter of 2001 from $860 million for the first quarter of 2000. Hotel sales, which include room sales, food and beverage sales, and other ancillary sales such as telephone sales, increased $12 million, or 1%, to $838 million for the first quarter of 2001, reflecting primarily the slight increase in REVPAR for our comparable properties of 0.2% to $119.64, as well as incremental revenues provided by the Tampa Waterside Marriott, which opened in February 2000, and the 500-room expansion at the Orlando Marriott, which was placed in service in June 2000.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating Costs and Expenses. Operating costs and expenses principally consist of property-level operating costs, management fees, real and personal property taxes, ground, building and equipment rent, insurance, depreciation, and certain other costs. Operating costs and expenses increased $22 million to $710 million in the first quarter of 2001, primarily due to increases in property-level operating costs. Rooms, food and beverage, and hotel departmental costs and deductions were 62% and 61% of hotel sales for the first quarters of 2001 and 2000, respectively, reflecting increases in benefits and labor costs, particularly in the food and beverage area, and rising energy costs, partially offset by a slight improvement in rooms' margin.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, our operating profit decreased $10 million, or 6%, to $162 million in the first quarter of 2001. Operating profit was approximately 19% and 20% of total revenues for the first quarter of 2001 and 2000, respectively.

Minority Interest. Minority interest expense increased $2 million to $7 million for the first quarter of 2001 primarily due to the increase in distributions to minority partners in the partnerships that we consolidate.

Income Tax Provision. In addition to state and foreign taxes applicable to Host REIT and us, the TRS is subject to federal and state income taxes. The income tax provision decreased $2 million to $3 million for the first quarter of 2001, due primarily to a decrease in the income tax provision for the TRS, due to the previously discussed decline in hotel operations for the 116 hotels leased to the TRS.

Income Before Extraordinary Items Available to Common Unitholders. Income Before Extraordinary Items Available to Common Unitholders for 2001 was $35 million compared to $40 million for 2000. Basic income before extraordinary items per unit was $.12 and $.14 for 2001 and 2000, respectively.

FFO and EBITDA
--------------

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

Comparative FFO available to common unitholders increased $7 million, or 6%, to $126 million in the first quarter of 2001 over the first quarter of 2000. The following is a reconciliation of the income (loss) before extraordinary items to Comparative FFO (in millions):

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                                               Twelve Weeks Ended
                                                                        ---------------------------------
                                                                        March 23, 2001     March 24, 2000
                                                                        --------------     --------------
Funds from Operations
  Income (loss) before extraordinary item.............................   $          40      $         (74)
  Depreciation and amortization.......................................              76                 72
  Partnership adjustments.............................................               8                  3
                                                                         -------------      -------------
Funds from operations of Host LP......................................             124                  1
  Effect on funds from operations of SAB 101..........................               7                123
                                                                         -------------      -------------
Comparative funds from operations of Host LP..........................             131                124
  Distributions on preferred units....................................              (5)                (5)
                                                                         -------------      -------------
Comparative funds from operations of Host LP available to common
  unitholders.........................................................   $         126      $         119
                                                                         =============      =============

EBITDA increased $7 million, or 3%, to $238 million in the first quarter of 2001, reflecting our modest increase in hotel results for the first quarter of 2001 compared to the same period in 2000, due to the recent economic slowdown, as previously discussed. Hotel EBITDA was $235 million and $113 million in the first quarter of 2001 and 2000, respectively, which does not include deferred rental income of $7 million and $123 million, respectively. As previously discussed, 2001 Hotel EBITDA primarily reflects the revenues and expenses generated by the hotels, whereas 2000 Hotel EBITDA primarily reflects rental income from lessees.

The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the income (loss) before extraordinary items (in millions):

                                                                               Twelve Weeks Ended
                                                                        ---------------------------------
                                                                        March 23, 2001     March 24, 2000
                                                                        --------------     --------------
EBITDA
  Hotels.............................................................    $         235      $         113
  Office buildings and other investments.............................               --                  1
  Interest income....................................................                8                  9
  Corporate and other expenses.......................................              (12)               (15)
  Effect on revenue of SAB 101.......................................                7                123
                                                                         -------------      -------------
EBITDA of Host LP....................................................    $         238      $         231
                                                                         =============      =============

                                                                               Twelve Weeks Ended
                                                                        ---------------------------------
                                                                        March 23, 2001     March 24, 2000
                                                                        --------------     --------------
EBITDA of Host LP.....................................................   $         238      $         231
Effect on revenue of SAB 101..........................................              (7)              (123)
Interest expense......................................................            (110)              (104)
Income taxes..........................................................              (3)                (1)
Depreciation and amortization.........................................             (77)               (74)
Minority interest expense.............................................              (7)                (5)
Other non-cash charges, net...........................................               6                  2
                                                                         -------------      -------------
  Income (loss) before extraordinary item.............................   $          40      $         (74)
                                                                         =============      =============

B
Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.2 times and 2.4 times for first quarters of 2001 and 2000, respectively. The ratio of earnings to fixed charges was 1.4 to 1.0 in the first quarter of 2001 versus a deficiency of earnings to fixed charges of $68 million for the first quarter of 2000, which was primarily due to the deferral of contingent rental revenue of $123 million. We reported a ratio of earnings to fixed charges of 1.2 to 1.0 for the full year 2000.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Cash Flows and Financial Condition

We reported a decrease in cash and cash equivalents of $201 million during the twelve weeks ended March 23, 2001 compared to a decrease of $151 million during the twelve weeks ended March 24, 2000. Cash (used in) from operations was ($148) million for the first quarter of 2001 and $82 million for the first quarter of 2000. The $230 million decrease in cash from operations primarily relates to the cash payment of $204 million during the first quarter of 2001 to acquire the Crestline Lessee Entities, which was accrued at the end of 2000.

Cash used in investing activities was $78 million and $99 million for the first quarter of 2001 and 2000, respectively. Cash used in investing activities for the first quarter includes capital expenditures and other investments of $81 million and $99 million for 2001 and 2000, respectively, mostly related to renewals and replacements on existing properties and new development projects. Property and equipment balances include $134 million and $135 million for construction in progress as of March 23, 2001 and December 31, 2000, respectively. The balance as of March 23, 2001 primarily relates to the development of the 50,000 square-foot spa at the Ritz-Carlton Naples and the 295-room Ritz-Carlton Golf Resort in Naples, and various other expansion and development projects. On April 1, 2001, the 50,000 square foot world-class spa at The Ritz-Carlton, Naples was placed in service at an approximate development cost of $23 million.

Cash from (used in) financing activities was $25 million for the first quarter of 2001 and $(134) million for the first quarter of 2000. 2001 Cash from financing activities includes $118 million of debt issuances offset by the payment of dividends. During the first quarter of 2001, the Company borrowed $115 million under the revolver portion of the Bank Credit Facility to partially fund the acquisition of the Crestline Lessee Entities as well as for general corporate purposes. Subsequent to the first quarter of 2001, we repaid the $115 million outstanding balance under the revolver portion of the Bank Credit Facility. As of May 1, 2001, $150 million is outstanding under the term loan portion of the Bank Credit Facility, and the available capacity under the revolver is $625 million.

On March 19, 2001, the Board of Directors of Host Marriott declared cash distributions of $0.26 per unit of limited partnership interest and $0.625 per cumulative redeemable preferred limited partner unit, which were paid on April 13, 2001 to shareholders of record on March 30, 2001.

On March 27, 2001, Host REIT sold approximately 6.0 million shares of 10% Class C preferred stock for net proceeds of $144.6 million. The Operating Partnership, in turn, issued equivalent securities, the Class C Preferred Units ("Class C Preferred Units"), to Host REIT. Holders of the Class C Preferred Units are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25 per unit liquidation preference. Dividends are payable quarterly in arrears commencing April 15, 2001, on which date a pro rata dividend of $0.03 per share was distributed. Beginning March 27, 2006, Host REIT has the option to redeem the Class C Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption.

Effective January 1, 2001, each of Rockledge Hotel Properties, Inc. and Fernwood Hotel Assets, Inc. (the "Non-Controlled Subsidiaries") elected to be a TRS, and in April 2001, we acquired the voting interests in the Non-Controlled Subsidiaries held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million, which is also permitted as a result of the REIT Modernization Act. Subsequent to the acquisition, on a consolidated basis our results of operations will reflect the revenues and expenses generated by the two taxable corporations, and our consolidated balance sheets will include the various assets, consisting of three additional full-service properties, one located in

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Missouri, and two located in Mexico City, Mexico, as well as certain joint venture interests, and related liabilities held by the two taxable corporations, which were approximately $356 million and $262 million, including $54 million of third party debt ($26 million of which matures in 2001), respectively, as of March 23, 2001.

On February 7, 2001 and May 7, 2001, the Blackstone Real Estate Partners ("Blackstone") converted 12.5 million and 10.0 million OP Units, respectively, to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. Following these transactions, Blackstone now owns approximately 7% of the outstanding OP Units, and Host REIT's ownership of the Operating Partnership was increased to approximately 86%. We received no proceeds as a result of the transactions.

In September 1999, the Board of Directors of Host Marriott approved the repurchase, at management's discretion, of up to 22 million of the outstanding shares of Host REIT's common stock, OP Units, or a corresponding amount (based on the appropriate conversion ratio) of Host REIT's Convertible Preferred Securities. Additionally, under the terms of the partnership agreement, an equivalent number of OP Units will also be repurchased on a one-for-one basis from Host Marriott Corporation. The repurchases have been financed in part through cash from operations and the net proceeds from sales of assets, prior to their reinvestment in real estate assets. No repurchases were made during the first quarter of 2001. Since inception of the repurchase program in September 1999, repurchases under the program total 16.2 million common shares or equivalent for a total investment of $150 million.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our borrowings under the term loan portion of the bank credit facility as well as the mortgage on The Ritz-Carlton, Amelia Island are sensitive to changes in interest rates. The interest rates on these debt obligations, which were $354 million and $239 million, respectively, at March 23, 2001 and December 31, 2000 are based on various LIBOR terms plus 200 to 225 basis points. The weighted average interest rate for these financial instruments are 7.44% for the twelve weeks ended March 23, 2001 and 8.88% for the year ended December 31, 2000.

                          PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

The Company is involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

On April 12, 2001, Host Marriott Corporation announced the annual meeting of shareholders to be held on May 17, 2001 to elect members to the Board of Directors, among other matters.

Item 6.   Reports on Form 8-K

b.   Reports on Form 8-K

     . February 7, 2001 - Report of the announcement that Host Marriott Corporation agreed to issue to the Blackstone Entities 12,500,000 shares of its common stock upon redemption of 12,500,000 units of limited partnership interest in Host LP, which will in turn be sold to an Underwriter for delivery on February 7, 2001 to be sold to the public.

     . April 13, 2001 - Report of the termination of the Crestline leases through the purchase by Host Marriott, L.P. of the lessee entities with respect to 116 of our full-service hotels for $207 million in cash effective January 1, 2001. In order to provide a clearer understanding and comparability of our results of operations we have presented unaudited pro forma statements of operations by quarter and year-to-date for the two fiscal years ended December 31, 2000, adjusted to reflect the transaction as if it occurred on January 1, 1999.

     . May 1, 2001--Report on Form 8-K/A to amend the unaudited pro forma statements of operations filed as part of the Form 8-K dated April 13, 2001 to reflect adjustments to the recognition of the tax provision.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                HOST MARRIOTT, L.P.

                                                BY: HOST MARRIOTT CORPORATION
                                                Its General Partner

May 7, 2001                                     /s/ Donald D. Olinger
--------------------                            -------------------------------
Date                                            Donald D. Olinger
                                                Senior Vice President and
                                                Corporate Controller
                                                (Chief Accounting Officer)