Form 10-Q
period 2001-06-15
HOST MARRIOTT L P
filed 2001-07-30
CIK 1061937

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




For the Quarter Ended June 15, 2001                 Commission File No. 0-25087


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

                                                                    Yes X No__
                                                                       --

                                                              Units outstanding
        Class                                                   at July 27, 2001
---------------------                                           ----------------
Units of limited partnership interest                              284,573,044

================================================================================

                                     INDEX
                                     -----

                                                                                                         Page No.
                                                                                                         -------
Part I.         FINANCIAL INFORMATION (Unaudited):

                Condensed Consolidated Balance Sheets-
                   June 15, 2001 and December 31, 2000....................................................    3

                Condensed Consolidated Statements of Operations-
                   Twelve Weeks and Twenty-four Weeks Ended
                   June 15, 2001 and June 16, 2000........................................................    5

                Condensed Consolidated Statements of Cash Flows-
                   Twelve Weeks and Twenty-four Weeks Ended
                   June 15, 2001 and June 16, 2000........................................................    6

                Notes to Condensed Consolidated Financial Statements......................................    8

                Management's Discussion and Analysis of Results of
                   Operations and Financial Condition.....................................................   20

                Quantitative and Qualitative Disclosures about Market Risk................................   29

PART II.        OTHER INFORMATION AND SIGNATURE...........................................................   31

                              HOST MARRIOTT, L.P.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in millions)


                                                                                            June 15,      December 31,
                                                                                              2001            2000
                                                                                            -------         -------
                                                                                          (unaudited)
                                    ASSETS
                                    ------
Property and equipment, net............................................................. $     7,206     $     7,110
Notes and other receivables (including amounts due from affiliates of $9 million and
    $164 million, respectively).........................................................          56             211
Due from Manager........................................................................         171              --
Rent receivable.........................................................................           8              65
Investments in affiliates...............................................................         146             128
Other assets............................................................................         432             439
Restricted cash.........................................................................         130             125
Cash and cash equivalents...............................................................         217             313
                                                                                         -----------     -----------
                                                                                         $     8,366     $     8,391
                                                                                         ===========     ===========


                                          LIABILITIES AND PARTNERS' CAPITAL
                                          ---------------------------------

Debt
    Senior notes........................................................................ $     2,790     $     2,790
    Mortgage debt.......................................................................       2,313           2,275
    Convertible debt obligation to Host Marriott........................................         492             492
    Other...............................................................................         257             257
                                                                                         -----------     -----------
                                                                                               5,852           5,814
Accounts payable and accrued expenses...................................................         181             381
Other liabilities.......................................................................         370             312
                                                                                         -----------     -----------
     Total liabilities..................................................................       6,403           6,507
                                                                                         -----------     -----------

Minority interest.......................................................................         138             139

Limited partnership interests of third parties at redemption value (representing 22.2 million units and 63.4 million units at June 15, 2001 and December 31, 2000,
    respectively).......................................................................         286             823

Partners' Capital
    General partner.....................................................................           1               1
    Cumulative redeemable preferred limited partner.....................................         339             196
    Limited partner.....................................................................       1,196             724
    Accumulated other comprehensive (loss) income.......................................           3               1
                                                                                         -----------     -----------
      Total partners' capital...........................................................       1,539             922
                                                                                         -----------     -----------
                                                                                         $     8,366     $     8,391
                                                                                         ===========     ===========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve weeks ended June 15, 2001 and June 16, 2000
                           (unaudited, in millions)

                                                                                     2001            2000
                                                                                  ---------       ---------
REVENUES
  Hotel sales
   Rooms.......................................................................    $    589        $     --
   Food and beverage...........................................................         295              --
   Other.......................................................................          73              --
                                                                                   --------        --------
      Total hotel sales........................................................         957              --
  Rental income................................................................          31             186
                                                                                   --------        --------
      Total revenues...........................................................         988             186
                                                                                   --------        --------

OPERATING COSTS AND EXPENSES
  Hotel operating expenses
   Rooms.......................................................................         135              --
   Food and beverage...........................................................         208              --
   Hotel departmental costs and deductions.....................................         232              --
   Management fees and other...................................................          54              --
   Other property-level expenses...............................................          67              63
   Depreciation and amortization...............................................         102              75
                                                                                   --------        --------
      Total hotel operating costs and expenses.................................         798             138
  Corporate expenses...........................................................           9              10
  Lease repurchase expense.....................................................           5              --
  Other expenses...............................................................           6               6
                                                                                   --------        --------

OPERATING PROFIT...............................................................         170              32
  Minority interest expense....................................................          (5)             (5)
  Interest income..............................................................          12               8
  Interest expense.............................................................        (112)           (104)
  Net gains on property transactions...........................................          --               2
  Equity in earnings of affiliates.............................................           2               3
                                                                                   --------        --------

INCOME (LOSS) BEFORE INCOME TAXES..............................................          67             (64)
Provision for income taxes.....................................................         (12)             (2)
                                                                                   --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM........................................          55             (66)
Extraordinary loss.............................................................          --              (2)
                                                                                   --------        --------

NET INCOME (LOSS)..............................................................    $     55        $    (68)
                                                                                   ========        ========

Less: Distributions on preferred limited partner units to Host Marriott........          (9)             (5)
                                                                                   --------        --------

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS..............................    $     46        $    (73)
                                                                                   ========        ========

BASIC EARNINGS (LOSS) PER UNIT.................................................    $    .16        $   (.26)
                                                                                   ========        ========

DILUTED EARNINGS (LOSS) PER UNIT...............................................    $    .16        $   (.26)
                                                                                   ========        ========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Twenty-four weeks ended June 15, 2001 and June 16, 2000
                           (unaudited, in millions)

                                                                                               2001            2000
                                                                                            ---------        --------
REVENUES
    Hotel sales
      Rooms............................................................................      $  1,110        $     --
      Food and beverage................................................................           548              --
      Other............................................................................           137              --
                                                                                             --------        --------
         Total hotel sales.............................................................         1,795              --
    Rental income......................................................................            62             361
                                                                                             --------        --------
         Total revenues................................................................         1,857             361
                                                                                             --------        --------

OPERATING COSTS AND EXPENSES
    Hotel operating expenses
      Rooms............................................................................           256              --
      Food and beverage................................................................           399              --
      Hotel departmental costs and deductions..........................................           440              --
      Management fees and other........................................................           106              --
      Other property-level expenses....................................................           128             122
      Depreciation and amortization....................................................           179             149
                                                                                             --------        --------
         Total hotel operating costs and expenses......................................         1,508             271
    Corporate expenses.................................................................            17              20
    Lease repurchase expense...........................................................             5              --
    Other expenses.....................................................................             8              12
                                                                                             --------        --------

OPERATING PROFIT.......................................................................           319              58
    Minority interest expense..........................................................           (12)            (10)
    Interest income....................................................................            20              17
    Interest expense...................................................................          (222)           (208)
    Net gains on property transactions.................................................             1               3
    Equity in earnings of affiliates...................................................             4               3
                                                                                             --------        --------

INCOME (LOSS) BEFORE INCOME TAXES......................................................           110            (137)
Provision for income taxes.............................................................           (15)             (3)
                                                                                             --------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM................................................            95            (140)
Extraordinary gain, net of income tax expense of $1 million............................            --               3
                                                                                             --------        --------

NET INCOME (LOSS)......................................................................      $     95        $   (137)
                                                                                             ========        ========

Less: Distributions on preferred limited partner units to Host Marriott................           (14)            (10)
                                                                                             --------        --------

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS......................................      $     81        $   (147)
                                                                                             ========        ========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
                CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            Twenty-four weeks ended June 15, 2001 and June 16, 2000
                           (unaudited, in millions)

                                                                                    2001            2000
                                                                                 ---------       ---------
BASIC EARNINGS (LOSS) PER UNIT:
Income (loss) from operations before extraordinary item ......................    $    .28        $   (.53)
Extraordinary gain............................................................          --            0.01
                                                                                  --------        --------

BASIC EARNINGS (LOSS) PER UNIT................................................    $    .28        $   (.52)
                                                                                  ========        ========

DILUTED EARNINGS (LOSS) PER UNIT:
Income (loss) from operations before extraordinary item.......................    $    .28        $   (.53)
Extraordinary gain............................................................          --            0.01
                                                                                  --------        --------

DILUTED EARNINGS (LOSS) PER UNIT..............................................    $    .28        $   (.52)
                                                                                  ========        ========

                              HOST MARRIOTT, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            Twenty-four weeks ended June 15, 2001 and June 16, 2000
                           (unaudited, in millions)

                                                                                            2001          2000
                                                                                         ---------      --------
OPERATING ACTIVITIES
Income (loss) before extraordinary item................................................. $      95      $    (140)
Adjustments to reconcile to cash from operations:
    Depreciation and amortization.......................................................       179            149
    Income taxes........................................................................       (11)           (20)
    Deferred contingent rental income...................................................        15            291
    Net gains on property transactions..................................................        (1)            (3)
    Equity in earnings of affiliates....................................................        (4)            (3)
    Purchase of Crestline leases........................................................      (204)            --
    Changes in other operating accounts.................................................        10            (39)
    Other...............................................................................        --             13
                                                                                         ---------      ---------
       Cash provided by operations......................................................        79            248
                                                                                         ---------      ---------

INVESTING ACTIVITIES
Acquisitions............................................................................        (2)           (40)
Capital expenditures:
    Capital expenditures for renewals and replacements..................................      (102)          (106)
    New investment capital expenditures.................................................       (30)           (59)
    Other investments...................................................................       (12)           (20)
Note receivable collections, net........................................................        10              3
                                                                                         ---------      ---------
       Cash used in investing activities................................................      (136)          (222)
                                                                                         ---------      ---------

FINANCING ACTIVITIES
Issuances of debt, net..................................................................       121            290
Scheduled principal repayments..........................................................       (24)           (18)
Debt prepayments........................................................................      (115)          (245)
Issuances of common units...............................................................         2              2
Issuances of preferred limited partner units............................................       144             --
Distributions...........................................................................      (159)          (129)
Redemption or repurchase of OP Units for cash...........................................        --            (47)
Repurchases of Convertible Preferred Securities.........................................        --            (15)
Other...................................................................................        (8)            14
                                                                                         ---------      ---------
       Cash used in financing activities................................................       (39)          (148)
                                                                                         ---------      ---------

DECREASE IN CASH AND CASH EQUIVALENTS................................................... $     (96)     $    (122)
                                                                                         =========      =========

           See Notes to Condensed Consolidated Financial Statements

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.    Organization

      Host Marriott, L.P. (the "Operating Partnership" or the "Company" or "Host LP") is a Delaware limited partnership whose sole general partner is Host Marriott Corporation ("Host REIT"). Host REIT, a Maryland corporation operating through an umbrella partnership structure, is a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted solely through the Operating Partnership and its subsidiaries. Host REIT has elected, effective January 1, 1999, to be treated as a REIT for federal income tax purposes. As of June 15, 2001, Host REIT owned approximately 92% of the Operating Partnership.

      The Work Incentives Improvement Act of 1999 ("REIT Modernization Act") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary ("TRS"). A wholly owned subsidiary of Host LP, which has elected to be treated as a TRS for federal income tax purposes, acquired certain subsidiaries (the "Crestline Lessee Entities") of Crestline Capital Corporation ("Crestline") owning the leasehold interests with respect to 116 of the Company's full-service hotels effective January 1, 2001. As a result of the acquisition, the TRS replaced Crestline as the lessee under the applicable leases, and the Company's operating results reflect property-level revenues and expenses rather than rental income from lessees with respect to those 116 full-service properties.

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

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 15, 2001, the results of its operations for the twelve and twenty-four weeks ended June 15, 2001, and June 16, 2000, and cash flows for the twenty-four weeks ended June 15, 2001, and June 16, 2000. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

      Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

      The Company consolidates entities in which it owns a controlling financial interest (generally when it owns over 50% of the voting shares of another company) and consolidates partnership investments when it owns a general partnership interest unless minority shareholders or other partners participate in or have the right to block management decisions.

      As previously discussed, the Company, through its wholly owned TRS, acquired the Crestline Lessee Entities with respect to 116 of the Company's full-service properties effective January 1, 2001. As a result of this transaction, the Company no longer leases the properties to a third party,

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      and therefore, will not have any rental income with respect to the 116 properties. Therefore, the Company's consolidated results of operations with respect to those 116 properties reflect, from the effective date of the transaction, property-level revenues and expenses rather than rental income from lessees and, therefore, are not comparable to 2000 results.

      Subsequent to the end of the quarter, the Company will begin recording the property level results for four additional properties whose results were previously included in rental income. The Company acquired the lessees owning the leasehold interests in four hotels, effectively terminating the leases for financial reporting purposes for these properties. Rental income for these four hotels was $12 million and $23 million for the twelve and twenty-four weeks ended June 15, 2001. See footnote 12 for a detailed discussion of the acquisitions. As a result, beginning with the third quarter the Company will report property level results for a total of 123 properties, which includes properties acquired in the acquisition of the non-controlled subsidiaries discussed in footnote 6.

      The rent due under the remaining leases is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. The Company recognizes percentage rent when all contingencies have been met, that is, when annual thresholds for percentage rent have been met or exceeded. Percentage rent received pursuant to the leases but not recognized is included on the balance sheet as deferred rent. Contingent rental revenue of $8 million and $168 million, respectively, for the twelve weeks ended June 15, 2001 and June 16, 2000, and $15 million and $291 million, respectively, for the twenty-four weeks ended June 15, 2001 and June 16, 2000, have been deferred. Revenue from operations of the Company's hotels not leased to third parties is recognized when the services are provided.

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

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

                                                                             Twelve weeks ended
                                                   -----------------------------------------------------------------------
                                                              June 15, 2001                        June 16, 2000
                                                   ----------------------------------   ----------------------------------
                                                     Income        Units     Per Unit     Income       Units      Per Unit
                                                   (Numerator) (Denominator)  Amount    (Numerator) (Denominator)  Amount
                                                   ----------------------------------   ----------------------------------
    Net income (loss)............................  $      55        284.4    $   .19    $     (68)       283.6    $   (.24)
      Distributions on preferred limited partner
        units and Preferred OP Units.............         (9)          --       (.03)          (5)          --        (.02)
                                                   ---------   ----------    -------    ---------   ----------    --------
    Basic loss available to common
     unitholders per unit........................         46        284.4        .16          (73)       283.6        (.26)
    Assuming distribution of units to Host
     Marriott Corporation for Host Marriott
     Corporation common shares granted under
     the Host Marriott comprehensive stock
     plan, less shares assumed purchased at
     average market price........................         --          3.8         --           --           --          --
     Assuming conversion of Preferred OP Units...         --           --         --           --           --          --
     Assuming issuance of minority OP Units
      issuable...................................          1          9.3         --           --           --          --
                                                   ---------   ----------    -------    ---------   ----------    --------
    Diluted Loss per Unit........................  $      47        297.5    $   .16    $     (73)       283.6    $   (.26)
                                                   =========   ==========    =======    =========   ==========    ========

                                                                           Twenty-four weeks ended
                                                   -----------------------------------------------------------------------
                                                              June 15, 2001                        June 16, 2000
                                                   ----------------------------------   ----------------------------------
                                                     Income       Units      Per Unit     Income       Units      Per Unit
                                                   (Numerator) (Denominator)  Amount    (Numerator) (Denominator)  Amount
                                                   ----------------------------------   ----------------------------------
    Net income (loss)............................  $      95        284.6    $   .33    $    (137)       284.4    $   (.48)
     Distributions on preferred limited partner
      units and Preferred OP Units...............        (14)          --       (.05)         (10)          --        (.04)
                                                   ---------   ----------    -------    ---------   ----------    --------
    Basic loss available to common
     unitholders per unit........................         81        284.6        .28         (147)       284.4        (.52)
    Assuming distribution of units to Host
     Marriott Corporation for Host Marriott
     Corporation common shares granted under
     the Host Marriott comprehensive stock
     plan, less shares assumed purchased at
     average market price........................         --          4.2         --           --           --          --
     Assuming conversion of Preferred OP Units...         --           --         --           --           --          --
     Assuming issuance of minority OP Units
      issuable...................................         --           --         --           --           --          --
                                                   ---------   ----------    -------    ---------   ----------    --------
    Diluted Loss per Unit........................  $      81        288.8    $   .28    $    (147)       284.4    $   (.52)
                                                   =========   ==========    =======    =========   ==========    ========

4.  OP Unit Conversions

    On May 29, May 7 and February 7, 2001, Blackstone and affiliates ("Blackstone") converted 18.2 million, 10.0 million and 12.5 million OP Units, respectively, to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. These units were obtained in connection with the purchase of the Blackstone luxury hotel portfolio in 1998. As a result of these transactions, Blackstone now owns approximately 1% of the outstanding OP Units of the Operating Partnership, and Host REIT increased its ownership in the Operating Partnership to approximately 92% of the outstanding OP Units. The Company received no proceeds as a result of these transactions.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


5.    Debt and Equity Issuances and Refinancing

      During the first quarter of 2001, the Company borrowed $115 million under the revolver portion of the Bank Credit Facility to partially fund the acquisition of the Crestline Lessee Entities and for general corporate purposes. The Company repaid the $115 million outstanding balance under the revolver portion of the Bank Credit Facility during the second quarter of 2001.

      On March 27, 2001, Host Marriott sold approximately 6.0 million shares of 10% Class C preferred stock ("Class C Preferred Stock") with a $0.01 par value for net proceeds of $144 million and the Company issued an equivalent security, the Class C Preferred Units to Host Marriott. Holders of the Class C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25 per share liquidation preference. Dividends are payable quarterly in arrears commencing April 15, 2001, on which date a pro rata dividend of $0.03 per share was distributed. A corresponding distribution on the Class C Preferred Units is also payable quarterly in arrears commencing on the same date. Beginning March 27, 2006, Host Marriott has the option to redeem the Class C Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption.

      During the third quarter of 2001, the Company borrowed $60 million under the revolver portion of the term loan to fund the purchase of minority interests in seven hotels. As of June 28, 2001, $150 million is outstanding under the term loan portion of the Bank Credit Facility, and the available capacity under the revolver is $565 million.



6.    Acquisitions and Developments

      Effective March 24, 2001, the Company purchased the 5% voting interests in each of Rockledge Hotel Properties, Inc. ("Rockledge") and Fernwood Hotel Assets, Inc. ("Fernwood") that were previously held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million. Prior to this acquisition, the Company held a 95% non-voting interest. As a result of this acquisition, the Company holds 100% of the voting and non-voting interests in Rockledge and Fernwood, and its consolidated results of operations will reflect the revenues and expenses generated by the two taxable corporations, and its consolidated balance sheets will include the various assets. The assets consist of three additional full service hotels; the Saint Louis Marriott Pavilion Downtown in St. Louis, Missouri, and the JW Marriott Hotel Mexico City and Mexico City Airport Marriott Hotel, both located in Mexico City, Mexico. The Company also acquired certain joint venture interests, and related liabilities, held by the two taxable corporations totaling approximately $356 million in assets and $262 million in liabilities, including $54 million of third party debt ($26 million of which matures in 2001) as of March 24, 2001.

      On April 1, 2001, a 50,000 square foot spa at The Ritz-Carlton, Naples was placed in service at an approximate development cost of $23 million.

      During the second quarter 2001, the carrying value of three properties was adjusted to reflect a change of status from held for use to held for sale assets and is recorded in property and equipment. Accordingly, the Company recorded a $13 million charge to depreciation based on a signed purchase and sale agreement to reflect the net realizable value of the assets. For these assets, the related revenue for the twenty-four weeks ended June 15, 2001, and June 16, 2000 was $19.9

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      million and $2.2 million, respectively and the related expense was $30.7 million and $3.5 million, respectively. The carrying value of the assets was $53.8 million as of June 15, 2001.

7.    Dividends and Distributions Payable

      On June 18, 2001, the Board of Directors declared quarterly cash distributions of $.26 per unit of limited partner interest and $0.625 per cumulative redeemable preferred limited partner unit. The second quarter distributions were paid on July 13, 2001 to shareholders and unitholders of record on June 30, 2001.

8.    Geographic Information

      As of June 15, 2001, the Company's foreign operations consisted of four hotel properties located in Canada and two properties located in Mexico. There were no intercompany sales between these properties and the Company. The following table presents revenues for each of the geographical areas in which the Company owns hotels (in millions). As a result of the acquisition of the Crestline Lessee Entities, effective January 1, 2001 the Company's consolidated results of operations for the twelve weeks and twenty-four weeks ended June 15, 2001, primarily represent property-level revenues and expenses, whereas the results for the twelve weeks and twenty-four weeks ended June 16, 2000 primarily represent rental income.

                                                                Twelve Weeks Ended          Twenty-four Weeks Ended
                                                           ----------------------------  --------------------------
                                                           June 15, 2001  June 16, 2000  June 15, 2001  June 16, 2000
                                                           -------------  -------------  -------------  -------------
      United States......................................  $         956  $         184  $       1,810  $         356
      International......................................             32              2             47              5
                                                           -------------  -------------  -------------  -------------
          Total..........................................  $         988  $         186  $       1,857  $         361
                                                           =============  =============  =============  =============

9.    Comprehensive Income

      The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve weeks and twenty-four weeks ended June 15, 2001, the comprehensive income totaled $60 million and $97 million, respectively. The comprehensive loss was $67 million and $137 million for the twelve and twenty-four weeks ended June 16, 2000, respectively. As of June 15, 2001, the Company's accumulated other comprehensive income was $3 million compared to $1 million as of December 31, 2000.

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

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

      Effective January 1, 2001, a wholly owned TRS of Host LP replaced Crestline as the lessee with respect to 116 of the Company's full-service hotels, and the third party credit concentration ceased to exist.

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

                                                                        Twelve Weeks Ended June 16, 2000
                                                                        --------------------------------
                                                             Pool 1      Pool 2     Pool 3      Pool 4      Combined
                                                             ------      ------     ------      ------      --------
      Hotel Sales
           Rooms..........................................   $   152     $   170    $   147     $   159      $   628
           Food and beverage..............................        69          87         72          91          319
           Other..........................................        16          17         24          22           79
                                                             -------     -------    -------     -------      -------
                Total hotel sales.........................       237         274        243         272        1,026
      Operating Costs and Expenses
           Rooms..........................................        35          39         34          34          142
           Food and beverage..............................        52          61         51          62          226
           Other..........................................        59          58         59          61          237
           Management fees................................        13          20         12          20           65
           Lease expense..................................        75          91         83          92          341
           Corporate and Interest Expenses................        --          --         --           1            1
                                                             -------     -------    -------     -------      -------
                Total operating expenses..................       234         269        239         270        1,012
                                                             -------     -------    -------     -------      -------
      Operating Profit....................................         3           5          4           2           14
           Income taxes...................................        (1)         (2)        (2)         (1)          (6)
                                                             -------     -------    -------     -------      -------
                Net Income................................   $     2     $     3    $     2     $     1      $     8
                                                             =======     =======    =======     =======      =======

                                                                      Twenty-four Weeks Ended June 16, 2000
                                                                      -------------------------------------
                                                             Pool 1      Pool 2     Pool 3      Pool 4      Combined
                                                             ------      ------     ------      ------      --------
      Hotel Sales
           Rooms..........................................   $   281     $   313    $   272     $   292      $ 1,158
           Food and beverage..............................       128         153        132         166          579
           Other..........................................        30          30         43          41          144
                                                             -------     -------    -------     -------      -------
                Total hotel sales.........................       439         496        447         499        1,881
      Operating Costs and Expenses
           Rooms..........................................        66          76         62          63          267
           Food and beverage..............................        96         111         95         113          415
           Other..........................................       111         109        109         113          442
           Management fees................................        22          35         22          38          117
           Lease expense..................................       137         157        152         167          613
           Corporate and Interest Expenses................         1           1         --           1            3
                                                             -------     -------    -------     -------      -------
                Total operating expenses..................       433         489        440         495        1,857
                                                             -------     -------    -------     -------      -------
      Operating Profit....................................         6           7          7           4           24
           Income taxes...................................        (2)         (3)        (3)         (2)         (10)
                                                             -------     -------    -------     -------      -------
                Net Income................................   $     4     $     4    $     4     $     2      $    14
                                                             =======     =======    =======     =======      =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                             As of December 31, 2000
                                                                             -----------------------
                                                              Pool 1     Pool 2      Pool 3      Pool 4     Combined
                                                              ------     ------      ------      ------     --------
      Assets..............................................    $   37     $    37     $   40      $   44     $     158
      Liabilities.........................................        37          37         40          42           156
      Equity..............................................        --          --         --           2             2

11.   Supplemental Guarantor and Non-Guarantor Subsidiary Information

      All subsidiaries of the Company guarantee the Senior Notes except those owning 50 of the Company's full service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company.

      The following condensed combined consolidating information sets forth the financial position as of June 15, 2001 and December 31, 2000, the results of operations for the twelve and twenty-four weeks ended June 15, 2001 and June 16, 2000 and the cash flows for the twenty-four weeks ended June 15, 2001 and June 16, 2000 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


         Supplemental Condensed Combined Consolidating Balance Sheets
                                 (in millions)

                                 June 15, 2001

                                                                 Guarantor    Non-Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     -------- -------------- -------------- -------------- --------------
      Property and equipment, net..................   $ 1,153    $  2,053       $  4,000       $     --       $  7,206
      Notes and other receivables..................       729         102            116           (891)            56
      Due from Manager.............................         2           1            176             (8)           171
      Rent receivable..............................         8          20             42            (62)             8
      Investments in affiliate.....................     2,440       1,692             --         (3,986)           146
      Other assets.................................        68          78            337            (51)           432
      Restricted cash..............................        18           4            108             --            130
      Cash and cash equivalents....................        58          85             74             --            217
                                                      -------    --------       --------       --------       --------
         Total assets..............................   $ 4,476    $  4,035       $  4,853       $ (4,998)      $  8,366

      Debt.........................................   $ 2,193    $  1,301       $  2,599       $   (733)      $  5,360
      Convertible debt obligation to Host
       Marriott....................................       492          --             --             --            492
      Other liabilities............................       195         309            558           (511)           551
                                                      -------    --------       --------       --------       --------
         Total liabilities.........................     2,880       1,610          3,157         (1,244)         6,403

      Minority interests...........................         3          --            135             --            138
      Limited partner interest of third parties at
       redemption value............................       286          --             --             --            286
      Owner's capital..............................     1,307       2,425          1,561         (3,754)         1,539
                                                      -------    --------       --------       --------       --------
         Total liabilities and owner's capital.....   $ 4,476    $  4,035       $  4,853       $ (4,998)      $  8,366
                                                      =======    ========       ========       ========       ========

                               December 31, 2000

                                                                 Guarantor    Non-Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     -------  -------------- -------------- -------------- --------------
      Property and equipment, net..................   $ 1,181    $  2,001       $  3,928       $     --       $  7,110
      Notes and other receivables..................       311          54            165           (319)           211
      Rent receivable..............................        13          10             42             --             65
      Investments in affiliate.....................     2,618       1,715             --         (4,205)           128
      Other assets.................................       242          26            245            (74)           439
      Restricted cash..............................        14           5            106             --            125
      Cash and cash equivalents ...................       244          34             35             --            313
                                                      -------    --------       --------       --------       --------
         Total assets..............................   $ 4,623    $  3,845       $  4,521       $ (4,598)      $  8,391
                                                      =======    ========       ========       ========       ========

      Debt.........................................   $ 1,910    $  1,215       $  2,360       $   (163)      $  5,322
      Convertible debt obligation to Host Marriott.       492          --             --             --            492
      Other liabilities............................       474         127            322           (230)           693
                                                      -------    --------       --------       --------       --------
        Total liabilities..........................     2,876       1,342          2,682           (393)         6,507

      Minority interests...........................         2          --            137             --            139
      Limited partner interest of third parties at
       redemption value............................       823          --             --             --            823
      Partners' capital............................       922       2,503          1,702         (4,205)           922
                                                      -------    --------       --------       --------       --------
        Total liabilities and owner's capital......   $ 4,623    $  3,845       $  4,521       $ (4,598)      $  8,391
                                                      =======    ========       ========       ========       ========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                       Twelve Weeks Ended June 15, 2001

                                                                                   Non-
                                                                 Guarantor      Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     -------- -------------- -------------- -------------- --------------
      REVENUES.....................................   $   32      $    55        $ 1,069        $  (167)       $   989
      Depreciation.................................      (27)         (29)           (46)            --           (102)
      Hotel operating expenses.....................       --           --           (629)            --           (629)
      Property-level expenses......................       (6)         (17)           (44)            --            (67)
      Rental expense...............................       --           --           (287)           287             --
      Minority interest............................       (1)          --             (4)            --             (5)
      Interest expense.............................      (38)         (28)           (56)            10           (112)
      Interest income..............................        7           12              3            (10)            12
      Net gains on property transactions...........       (1)          --              1             --             --
      Equity in earning of affiliates..............      (30)          (2)            --             33              1
      Corporate expenses...........................        1           (3)            (7)            --             (9)
      Other expenses...............................       (6)          (4)            (1)            --            (11)
                                                      ------      -------        -------        -------        -------
      (Loss) income before income taxes............      (69)         (16)            (1)           153             67
      (Provision for) benefit from income taxes....        4            1            (17)            --            (12)
                                                      ------      -------        -------        -------        -------
      (Loss) income before extraordinary item......      (65)         (15)           (18)           153             55
      Extraordinary gain...........................       --           --             --             --             --
                                                      ------      -------        -------        -------        -------
      NET INCOME (LOSS)............................   $  (65)     $   (15)       $   (18)       $   153        $    55
                                                      ======      =======        =======        =======        =======


                        Twelve Weeks Ended June 16, 2000

                                                                                   Non-
                                                                 Guarantor      Guarantor
                                                      Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                     -------- -------------- -------------- -------------- --------------

      REVENUES.....................................   $   31      $    45        $   110        $    --        $   186
      Depreciation.................................      (16)         (22)           (37)            --            (75)
      Property-level expenses......................      (11)         (15)           (37)            --            (63)
      Minority interest............................       (2)          --             (3)            --             (5)
      Interest expense.............................      (47)         (18)           (46)             7           (104)
      Interest income..............................        9            2              4             (7)             8
      Net gains on property transactions...........        1           --              1             --              2
      Equity in earnings of affiliates.............      (24)          (6)            --             33              3
      Corporate expenses...........................       (1)          (3)            (6)            --            (10)
      Other expenses...............................       (3)          --             (3)            --             (6)
                                                      ------      -------        -------        -------        -------
      (Loss) income before income taxes............      (63)         (17)           (17)            33            (64)
      (Provision for) benefit from income taxes....       (3)          --              1             --             (2)
                                                      ------      -------        -------        -------        -------
      (Loss) income before extraordinary item......      (66)         (17)           (16)            33            (66)
      Extraordinary gain...........................       (2)          --             --             --             (2)
                                                      ------      -------        -------        -------        -------
      NET INCOME (LOSS)............................   $  (68)     $   (17)       $   (16)       $    33        $   (68)
                                                      ======      =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Operations
                                 (in millions)

                     Twenty-four Weeks Ended June 15, 2001

                                                           Guarantor    Non-Guarantor
                                                Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------   ------------   ------------   ------------   ------------
REVENUES.....................................   $   61      $    95        $ 2,013        $  (312)       $ 1,857
Depreciation.................................      (42)         (52)           (85)            --           (179)
Hotel operating expenses.....................       --           --         (1,201)            --         (1,201)
Property-level expenses......................      (15)         (31)           (82)            --           (128)
Rental expense...............................       --           --           (544)           544             --
Minority interest............................       (3)          --             (9)            --            (12)
Interest expense.............................      (83)         (54)          (101)            16           (222)
Interest income..............................       15           15              6            (16)            20
Net gains on property transactions...........       (1)          --              2             --              1
Equity in earnings of affiliates.............      (62)         (11)            --             77              4
Corporate expenses...........................       (1)          (5)           (11)            --            (17)
Other expenses...............................       (7)          (4)            (2)            --            (13)
                                                ------      -------        -------        -------        -------
(Loss) income before income taxes............     (138)         (47)           (14)           309            110
(Provision for) benefit from income taxes....        1            1            (17)            --            (15)
                                                ------      -------        -------        -------        -------
(Loss) income before extraordinary item......     (137)         (46)           (31)           309             95
Extraordinary gain...........................       --           --             --             --             --
                                                ------      -------        -------        -------        -------
NET INCOME (LOSS)............................   $ (137)     $   (46)       $   (31)       $   309        $    95
                                                ======      =======        =======        =======        =======

                     Twenty-four Weeks Ended June 16, 2000

                                                           Guarantor    Non-Guarantor
                                                Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                ------   ------------   ------------   ------------   ------------
REVENUES.....................................   $   57      $    86        $   218        $    --        $   361
Depreciation.................................      (31)         (43)           (75)            --           (149)
Property-level expenses......................      (22)         (27)           (73)            --           (122)
Minority interest............................       (3)          --             (7)            --            (10)
Interest expense.............................      (79)         (55)           (92)            18           (208)
Interest income..............................       20            8              7            (18)            17
Net gains on property transactions...........       --            1              2             --              3
Equity in earnings of affiliates.............      (68)         (15)            --             86              3
Corporate expenses...........................       (2)          (6)           (12)            --            (20)
Other expenses...............................       (7)          (1)            (4)            --            (12)
                                                ------      -------        -------        -------        -------
(Loss) income before income taxes............     (135)         (52)           (36)            86           (137)
(Provision for) benefit from income taxes....       (5)           1              1             --             (3)
                                                ------      -------        -------        -------        -------
(Loss) income before extraordinary item......     (140)         (51)           (35)            86           (140)
Extraordinary gain...........................        3           --             --             --              3
                                                ------      -------        -------        -------        -------
NET INCOME (LOSS)............................   $ (137)     $   (51)       $   (35)       $    86        $  (137)
                                                ======      =======        =======        =======        =======

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

           Supplemental Condensed Combined Statements of Cash Flows
                                 (in millions)

                     Twenty-four Weeks Ended June 15, 2001

                                                                                                Non-
                                                                               Guarantor      Guarantor
                                                                  Parent     Subsidiaries   Subsidiaries   Consolidated
                                                                 --------   -------------- -------------- --------------
      OPERATING ACTIVITIES
      Cash from operations....................................   $     30      $      92       $     (40)     $      82
                                                                 --------      ---------       ---------      ---------

      INVESTING ACTIVITIES
      Acquisitions............................................         (2)            --              --             (2)
      Capital expenditures and other investments..............        (31)           (48)            (65)          (144)
      Other...................................................         10             --              --             10
                                                                 --------      ---------       ---------      ---------
      Cash used in investing activities ......................        (23)           (48)            (65)          (136)
                                                                 --------      ---------       ---------      ---------

      FINANCING ACTIVITIES
      Issuances of debt.......................................        115             --               6            121
      Repayment of debt.......................................       (116)            (2)            (21)          (139)
      Issuances of common units...............................          2             --              --              2
      Issuances of preferred units............................        144             --              --            144
      Distributions...........................................       (159)            --              --           (159)
      Other...................................................         (3)            (2)             (6)           (11)
      Transfers to/from Parent................................       (176)            11             165             --
                                                                 --------      ---------       ---------      ---------
      Cash (used in) provided by financing activities.........       (193)             7             144            (42)
                                                                 --------      ---------       ---------      ---------

      INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS..........................................   $   (186)     $      51       $      39      $     (96)
                                                                 ========      =========       =========      =========

                     Twenty-four Weeks Ended June 16, 2000

                                                                                                Non-
                                                                               Guarantor      Guarantor
                                                                  Parent     Subsidiaries   Subsidiaries   Consolidated
                                                                 --------   -------------- -------------- --------------
      OPERATING ACTIVITIES
      Cash from operations....................................   $      9      $      77       $     162      $     248
                                                                 --------      ---------       ---------      ---------

      INVESTING ACTIVITIES
      Acquisitions............................................        (40)            --              --            (40)
      Capital expenditures and other investments..............        (42)           (66)            (77)          (185)
      Other...................................................          2             --               1              3
                                                                 --------      ---------       ---------      ---------
      Cash used in investing activities ......................        (80)           (66)            (76)          (222)
                                                                 --------      ---------       ---------      ---------

      FINANCING ACTIVITIES
      Issuances of debt.......................................        207             --              83            290
      Repayment of debt.......................................       (165)            (2)            (96)          (263)
      Issuances of common units...............................          2             --              --              2
      Distributions...........................................       (129)            --              --           (129)
      Redemption or repurchase of OP Units....................        (47)            --              --            (47)
      Repurchase of Convertible Preferred Securities..........        (15)            --              --            (15)
      Other...................................................         (4)            (6)             24             14
      Transfers to/from Parent................................        112            (23)            (89)            --
                                                                 --------      ---------       ---------      ---------
      Cash used in financing activities.......................        (39)           (31)            (78)          (148)
                                                                 --------      ---------       ---------      ---------

      INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS..........................................   $   (110)     $     (20)      $       8      $    (122)
                                                                 ========      =========       =========      =========

                              HOST MARRIOTT, L.P.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

12.   Subsequent Events

      On June 16, 2001, the Company consummated an agreement with Crestline Capital Corporation for the acquisiton of their lease agreement with respect to San Diego Marriott Hotel and Marina (the "San Diego Hotel"). The purchase price was $4.4 million, including legal and professional fees. Under the terms of the transaction, a wholly owned TRS of the Company acquired the lease by purchasing the lessee entity, effectively terminating the lease for financial reporting purposes. As a result of the acquisition, the Company's consolidated results of operations beginning June 16, 2001 will represent property-level hotel revenues and expenses rather than rental income from the lessee for the San Diego Hotel. This presentation will be consistent with the 116 properties whose lease agreements were effectively terminated for financial reporting purposes in the same manner on January 1, 2001.

      On June 28, 2001, the Company consummated an agreement to purchase substantially all of the minority limited partnership interests held by Wyndham International, Inc. and affiliates ("Wyndham") with respect to seven full service hotels for $60 million. The Company borrowed $60 million under the revolver portion of the Bank Credit Facility to fund the purchase. In addition, the lessee entities were acquired by a wholly-owned TRS of the Company effectively terminating the leases for financial reporting purposes.

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

Results of Operations

During 2000, our revenues primarily represented rental income from Crestline and other third-party lessees. As a result of the previously discussed acquisition of the Crestline lessees by our TRS, beginning in 2001, our consolidated results of operations primarily reflect hotel-level revenues and operating costs and expenses. In order to provide a clearer understanding and comparability of our results of operations, in addition to our discussion of the historical results we have also presented unaudited pro forma condensed consolidated statements of operations for the twelve and twenty-four weeks ended June 16, 2000, adjusted to reflect the acquisition of the Crestline Lessee Entities as if it occurred on January 1, 2000, and a discussion of the results thereof compared to our historical results for the twelve and twenty-four weeks ended June 15, 2001, beginning on page 23.

2001 Compared to 2000 (Historical)

Revenues. Revenues increased $802 million for the twelve weeks ended June 15, 2001 when compared to the twelve weeks ended June 16, 2000, and increased $1,496 million for the twenty-four weeks ended June 15, 2001, when compared to the twenty-four weeks ended June 15, 2000. As discussed above, our revenues and operating profit are not comparable to 2000, due to the acquisition of the Crestline Lessee Entities by our TRS.

The table below presents gross hotel sales for the twelve weeks ended June 15, 2001 and June 16, 2000 and the twenty-four weeks ended June 15, 2001 and June 16, 2000. For 2000, gross hotel sales were used as the basis for calculating rental income. The data is presented in order to facilitate an investor's understanding and comparative analysis of the operations of our properties.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                   Twelve Weeks Ended                  Twenty-four Weeks Ended
                                          ---------------------------------       --------------------------------
                                          June 15, 2001       June 16, 2000       June 15, 2001      June 16, 2000
                                          -------------       -------------       -------------      -------------
                                                    (in millions)                          (in millions)
Hotel sales
   Rooms...............................   $           686    $           710     $         1,310     $         1,323
   Food and beverage...................               314                330                 590                 604
   Other...............................                81                 82                 154                 153
                                          ---------------    ---------------     ---------------     ---------------
      Total hotel sales................   $         1,081    $         1,122     $         2,054     $         2,080
                                          ===============    ===============     ===============     ===============

The $26 million decrease in hotel sales for the twenty-four weeks ended June 15, 2001 reflects the decrease in REVPAR for our comparable properties of 3.2% to $120.77, partially offset by incremental revenues provided by the 500-room expansion at Orlando Marriott, which was placed in service in June 2000, and the inclusion of three hotels in total hotel sales as a result of the consolidation of Rockledge and Fernwood as of March 24, 2001.

Comparable REVPAR for the second quarter of 2001 decreased by 6.1% to $121.81 compared to the same quarter in 2000 due to the recent slowdown in the economy. The decrease is mainly attributable to a decrease in occupancy of 6.1 percentage points during the quarter. As a result of decreased hotel sales, our hotel managers have implemented cost cutting measures and revenue enhancement programs at the property level in order to stabilize house profit. These measures include increasing labor efficiency particularly at the managerial level and in the food and beverage areas at the hotels, reducing discretionary expenses in rooms, food and beverage, and repairs and maintenance and reducing energy consumption. As a result, operating profit margins were down only .9 and 1.5 percentage points for the quarter and year-to-date, respectively, in spite of the significant REVPAR decline, reflecting a significant improvement from the first quarter.

Rental income decreased $155 million, or 83%, to $31 million for the second quarter of 2001 versus the first quarter of 2000, reflecting the purchase of 116 of the Crestline lease entities by our wholly owned TRS effective January 1, 2001. As discussed in Note 2 to the condensed consolidated financial statements, percentage rental revenues from third-party lessees of $15 million and $291 million for the twenty-four weeks ended June 15, 2001 and June 16, 2000, respectively, were deferred on the balance sheet as deferred rent. For the second quarter of 2001 and 2000, $8 million and $168 million of rental income was deferred. Percentage rent will be recognized as income only as specified hotel sales thresholds are achieved.

Depreciation and Amortization. Depreciation and amortization increased $27 million or 36% for the second quarter of 2001 versus the second quarter of 2000 and increased $30 million, or 20% year-to-date, primarily reflecting an increase in depreciable assets. The increase in depreciation expense reflects the consolidation of three hotels and other equipment as a result of the purchase of the voting interest in Rockledge and Fernwood as discussed in Note 6. The transaction caused an increase in depreciable assets of $206 million. Additionally, a $13 million impairment charge was recorded in depreciation expense during the second quarter due to the reclassification of certain fixed assets of the Company from held for use to held for sale. It is also the result of $379 million in capital expenditures in 2000 and $144 million in capital expenditures in the first and second quarter of 2001 including the completion of the 500-room addition to the Orlando World Center Marriott.

Hotel Operating Costs and Expenses. As discussed above, 2001 hotel revenues and operating costs are not comparable with 2000. During 2000, Crestline, as the lessee, paid specified direct property-level

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

costs including management fees, which reduced the net rent payment to us under the terms of the leases. During 2001, these costs are borne by us and are included in our condensed consolidated results of operations.

Corporate Expenses. Corporate expenses decreased $1 million for the second quarter of 2001 and $3 million year-to-date from prior year levels, due primarily to cost control efforts.

Minority Interest Expense. Minority interest expense remained stable at $5 million in the second quarter of 2001 and 2000 and increased 20% to $12 million year-to-date, primarily due to increased distributions to minority partners in the partnerships that we consolidate.

Interest Expense. Interest expense increased 8% to $112 million in the second quarter of 2001 and increased 7% to $222 million year-to-date, primarily due to the issuance in October of 2000 of $250 million of 9 1/4% Series F Senior Notes, which was primarily used to fund the purchase of the Crestline lessee Entities and for general corporate purposes.

Extraordinary Gain. During the first quarter of 2000, we extinguished approximately $22 million of the convertible debt obligation to Host REIT through the purchase of 435,000 shares of Host REIT's Convertible Preferred Securities on the open market. We recorded an extraordinary gain of approximately $5 million on this transaction, net of income tax expense of $1 million, based on the discount at which we purchased the Convertible Preferred Securities. During the second quarter of 2000, we recorded an extraordinary loss of approximately $2 million representing the write off of deferred financing costs and certain fees paid to our lender in connection with the renegotiation of the bank credit facility.

Net Income (Loss). Our net income was $55 million for the second quarter of 2001 compared to a net loss of $68 million for the second quarter of 2000. Year to date, our net income was $95 million as of June 15, 2001 compared to a net loss of $137 million at June 16, 2000, primarily reflecting the acquisition of the Crestline lease entities effective January 1, 2001, thereby eliminating amounts paid to Crestline as lessee for 116 of our properties and the effect of the deferral of contingent rent, which was approximately $168 million and $291 million for the second quarter and year-to-date 2000 with respect to the 116 hotels.

Net Income (Loss) Available to Common Unitholders. The net income available to common unitholders was $46 million for the second quarter of 2001, an increase of $119 million over the second quarter of 2000. The net income available to common unitholders increased $228 million to $81 million year-to-date. These increases reflect the previously discussed $123 million and $232 million increases in our net income, respectively. The difference was slightly offset by a $4 million increase in distributions on preferred limited partner units, due to the sale of $600 million preferred limited partner units during second quarter.

2001 (Historical) Compared to 2000 (Pro Forma)

Because of the significant changes to our corporate structure as a result of our acquisition of the Crestline Lessee Entities effective January 1, 2001, management believes that a discussion of our 2001 historical results of operations compared to our 2000 pro forma results of operations is meaningful and relevant to an investor's understanding of our present and future operations. The unaudited pro forma results of operations for the twelve weeks and twenty-four weeks ended June 16, 2000 set forth below are based on the unaudited condensed consolidated statements of operations for the twelve weeks and twenty-four

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

weeks ended June 16, 2000 and are only adjusted to reflect the acquisition of the Crestline lessee entities as if the transaction occurred at the beginning of 2000. The following pro forma results do not include adjustments for any transactions other than the Crestline lease repurchase and are not presented in accordance with Article 11 of SEC Regulation S-X.

As a result of the Crestline acquisition, effective January 1, 2001, we lease 116 (124 subsequent to quarter end) of our full-service hotels to our TRS. Our 2001 consolidated operations primarily represent property-level revenues and expenses rather than rental income from Crestline. In addition, the net income applicable to the TRS is subject to federal and state income taxes. The pro forma adjustments to reflect the acquisition of the Crestline lessee entities are as follows:

     . record hotel-level revenues and expenses and reduce historical rental income with respect to the 116 properties (The effect of the additional eight leases acquired subsequent to quarter end would not result in a material change to these amounts.);

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

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                      UNAUDITED STATEMENTS OF OPERATIONS

   For the Twelve Weeks Ended June 15, 2001 (Historical) and June 16, 2000
              (Pro Forma) (in millions, except per share amounts)

                                                                                       Historical        Pro Forma
                                                                                     June 15, 2001     June 16, 2000
                                                                                     -------------     -------------
                                                                                               (unaudited)
REVENUES
Hotel sales
   Rooms...........................................................................  $         589     $         605
   Food and beverage...............................................................            295               308
   Other...........................................................................             73                73
                                                                                     -------------     -------------
        Total hotel sales..........................................................            957               986
Rental income......................................................................             31                30
                                                                                     -------------     -------------
        Total revenues.............................................................            988             1,016
                                                                                     -------------     -------------

OPERATING COSTS AND EXPENSES
Hotel operating expenses
   Rooms...........................................................................            135               138
   Food and beverage...............................................................            208               218
   Hotel departmental costs and deductions......................................               232               229
   Management fees and other.......................................................             54                62
   Other property-level expenses...................................................             67                63
   Depreciation and amortization...................................................            102                75
                                                                                     -------------     -------------
        Total hotel operating costs and expenses...................................            798               785
Corporate expenses.................................................................              9                10
Lease repurchase expenses..........................................................              5                --
Other..............................................................................              6                 6
                                                                                     -------------     -------------

OPERATING PROFIT.....................................................................          170               215
Minority interest expense..........................................................             (5)               (5)
Interest income....................................................................             12                 7
Interest expense...................................................................           (112)             (109)
Net gains on property transactions.................................................             --                 2
Equity in earnings of affiliates...................................................              2                 3
                                                                                     -------------     -------------

INCOME BEFORE INCOME TAXES.........................................................             67               113
Provision for income taxes.........................................................            (12)              (10)
                                                                                     -------------     -------------
INCOME BEFORE EXTRAORDINARY ITEMS..................................................             55               103
                                                                                     -------------     -------------

Less:
Distributions on preferred limited partner interest................................             (9)               (5)
INCOME BEFORE EXTRAORDINARY ITEMS AVAILABLE TO
   COMMON UNITHOLDERS..............................................................  $          46     $          98
                                                                                     =============     =============

Basic income before extraordinary items per unit...................................  $         .16     $         .35
                                                                                     =============     =============

                      UNAUDITED STATEMENTS OF OPERATIONS

 For the Twenty-four Weeks Ended June 15, 2001 (Historical) and June 16, 2000
              (Pro Forma) (in millions, except per share amounts)

                                                                                       Historical        Pro Forma
                                                                                     June 15, 2001     June 16, 2000
                                                                                     -------------     -------------
                                                                                               (unaudited)
REVENUES
Hotel sales
   Rooms...........................................................................  $       1,110     $       1,117
   Food and beverage...............................................................            548               558
   Other...........................................................................            137               137
                                                                                     -------------     -------------
        Total hotel sales..........................................................          1,795             1,812
Rental income......................................................................             62                63
                                                                                     -------------     -------------
        Total revenues.............................................................          1,857             1,875
                                                                                     -------------     -------------

OPERATING COSTS AND EXPENSES
Hotel operating expenses
   Rooms...........................................................................            256               259
   Food and beverage...............................................................            399               401
   Hotel departmental costs and deductions......................................               440               429
   Management fees and other.......................................................            106               113
   Other property-level expenses...................................................            128               122
   Depreciation and amortization...................................................            179               149
                                                                                     -------------     -------------
        Total hotel operating costs and expenses...................................          1,508             1,473
Corporate expenses.................................................................             17                20
Lease repurchase expense...........................................................              5               --
Other..............................................................................              8                12
                                                                                     -------------     -------------

OPERATING PROFIT.....................................................................          319               370
Minority interest expense..........................................................            (12)              (10)
Interest income....................................................................             20                15
Interest expense...................................................................           (222)             (218)
Net gains on property transactions.................................................              1                 3
Equity in earnings affiliates......................................................              4                 3
                                                                                     -------------     -------------

INCOME BEFORE INCOME TAXES.........................................................            110               163
Provision for income taxes.........................................................            (15)              (15)
                                                                                     -------------     -------------
INCOME BEFORE EXTRAORDINARY ITEMS..................................................             95               148
                                                                                     -------------     -------------

Less:
Distributions on preferred limited partner interest................................            (14)              (10)

INCOME BEFORE EXTRAORDINARY ITEMS AVAILABLE TO                                       $          81     $         138
                                                                                     =============     =============
Basic income before extraordinary items per unit...................................  $         .28     $         .49
                                                                                     =============     =============

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Revenues. Revenues decreased $28 million, or 3%, to $988 million for the second quarter of 2001 from $1,016 million for the second quarter of 2000. Year-to-date revenues decreased $18 million, or 1% to $1,857 million. Hotel sales, which include room sales, food and beverage sales, and other ancillary sales such as telephone sales, decreased $29 million, or 3%, to $957 million for the second quarter of 2001 and $17 million, or 1%, to $1,795 million year-to-date, reflecting primarily a decrease in REVPAR for our comparable properties of 6.1% to 121.81. This decrease in REVPAR was partially offset by the incremental revenues provided by the Tampa Waterside Marriott, which opened in February of 2000, the 500-room expansion at the Orlando World Center Marriott, which was placed in service in June 2000, and the operations of the St. Louis Marriott Pavilion Downtown, JW Marriott Hotel, Mexico City, and the Mexico City Airport Marriott Hotel which were consolidated as of March 24, 2001.

Hotel Operating Costs and Expenses. Hotel operating costs and expenses principally consist of property-level operating costs, management fees, real and personal property taxes, ground, building and equipment rent, insurance, depreciation, and certain other costs. Hotel operating costs and expenses increased $13 million, or 2% to $798 million for the second quarter of 2001 compared to second quarter 2000 and year-to-date 2001 costs increased $35 million, or 2% to $1,508 million from the same period in 2000, primarily due to a $27 million and $30 million increase in depreciation expense for second quarter and year-to-date 2001. The increase in depreciation expense was partially offset by a decrease in property-level costs and management fees and other of $14 million for the second quarter of 2001 in part reflecting cost-cutting measures implemented at the property level by our managers during the second quarter. Rooms, food and beverage, and hotel departmental costs and deductions were 60% and 59% of hotel sales for the second quarters of 2001 and 2000, respectively, and 61% and 60% for the second quarter year-to-date for 2001 and 2000, respectively, reflecting the decrease in hotel sales and the corresponding decrease in property-level expenses in the second quarter.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, our operating profit decreased $45 million, or 21%, to $170 million in the second quarter of 2001. Year-to-date 2001, the operating profit decreased $51 million, or 14% to $319 million compared to 2000. Operating profit was approximately 17% and 21% of total revenues for the second quarters of 2001 and 2000, respectively, and 17% and 20% for the second quarter year-to-date for 2001 and 2000, respectively.

Minority Interest. Minority interest expense increased $2 million to $12 million year-to-date for 2001 primarily due to the increase in distributions to minority partners in the partnerships that we consolidate. Minority interest remained unchanged quarter-over-quarter at $5 million.

Income Tax Provision. In addition to state and foreign taxes applicable to us, the TRS is subject to federal and state income taxes. The income tax provision increased $2 million to $12 million for the second quarter of 2001, due to increased income earned by the TRS during the second quarter of 2001. The income tax provision was $15 million for both 2001 and 2000, year-to-date.

Income Before Extraordinary Items Available to Common Unitholders. Income Before Extraordinary Items Available to Common Unitholders for the second quarter 2001 was $46 million compared to $98 million for 2000. Basic income before extraordinary items per unit was $.16 and $.35 for the second quarters of 2001 and 2000, respectively. Income before extraordinary item available to common Unitholders year-to-date 2001 was $81 million compared to $138 million year-to-date 2000. Basic income before extraordinary items per unit was $.28 and $.49 year- to-date 2001 and 2000, respectively.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FFO and EBITDA
--------------

We consider Comparative Funds From Operations ("Comparative FFO"), which consists of Funds From Operations, as defined by the National Association of Real Estate Investment Trusts, adjusted for significant non-recurring items detailed in the chart below, and our consolidated earnings before interest expense, income taxes, depreciation, amortization and other non-cash items (including contingent rent) ("EBITDA") to be indicative measures of our operating performance due to the significance of our long-lived assets. Comparative FFO and EBITDA are also useful in measuring our ability to service debt, fund capital expenditures and expand our business. Furthermore, management believes that Comparative FFO and EBITDA are meaningful disclosures that will help shareholders and the investment community to better understand our financial performance, including comparing our performance to other real estate investment trusts. However, Comparative FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating or liquidity performance measure prescribed by accounting principles generally accepted in the United States. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and income taxes have been, and will be incurred which are not reflected in the EBITDA and Comparative FFO presentations.

Comparative FFO available to common unitholders decreased $4 million, or 2%, to $168 million in the second quarter of 2001 compared to the first quarter of 2000. Year-to-date, comparative FFO available to common unitholders increased $3 million, or 1% over 2000. The following is a reconciliation of the income (loss) before extraordinary items to Comparative FFO (in millions):

                                                                      Twelve Weeks Ended              Twenty-four Weeks Ended
                                                               -------------------------------    -------------------------------
                                                               June 15, 2001     June 16, 2000    June 15, 2001     June 16, 2000
                                                               -------------     -------------    -------------     -------------
Funds from Operations
   Income (loss) before extraordinary item....................  $        55       $       (66)     $        95       $      (140)
   Depreciation and amortization..............................          100                74              176               146
   Partnership adjustments....................................           10                 2               18                 5
   Other real estate activities...............................            1                (1)               1                (1)
                                                                -----------       -----------      -----------       -----------
Funds from operations of Host LP..............................          166                 9              290                10
   Effect on funds from operations of SAB 101.................            8               168               15               291
   Loss on repurchase of leases...............................            5                --                5                --
   Taxes on lease repurchase..................................           (2)               --               (2)               --
                                                                -----------       -----------      -----------       -----------
Comparative funds from operations of Host LP..................          177               177              308               301
   Distributions on preferred units...........................           (9)               (5)             (14)              (10)
                                                                -----------       -----------      -----------       -----------
Comparative funds from operations of Host LP
   available to common unitholders............................  $       168       $       172      $       294       $       291
                                                                ===========       ===========      ===========       ===========

EBITDA increased $22 million, or 8%, to $304 million in the second quarter of 2001, and increased $29 million, or 6%, to $542 million, year-to-date over the comparable periods in 2000. Hotel EBITDA was $291 million and $120 million for the second quarters of 2001 and 2000, which does not include deferred rental income of $8 million and $168 million, respectively, and $526 million and $233 million year-to-date, which does not include deferred rental income of $15 million and $291 million, respectively. As previously discussed, 2001 Hotel EBITDA primarily reflects the revenues and expenses generated by the hotels, whereas 2000 Hotel EBITDA primarily reflects rental income from lessees.

The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the income (loss) before extraordinary items (in millions):

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                                                      Twelve Weeks Ended              Twenty-four Weeks Ended
                                                               -------------------------------    -------------------------------
                                                               June 15, 2001     June 16, 2000    June 15, 2001     June 16, 2000
                                                               -------------     -------------    -------------     -------------
EBITDA
   Hotels..................................................     $       291       $       120      $       526       $       233
   Office buildings and other investments..................               9                 2                9                 3
   Interest income.........................................              12                 8               20                17
   Corporate and other expenses............................             (16)              (16)             (28)              (31)
   Effect on revenue of SAB 101............................               8               168               15               291
                                                                -----------       -----------      -----------       -----------
EBITDA of Host LP..........................................     $       304       $       282      $       542       $       513
                                                                ===========       ===========      ===========       ===========

                                                                      Twelve Weeks Ended              Twenty-four Weeks Ended
                                                               -------------------------------    -------------------------------
                                                               June 15, 2001     June 16, 2000    June 15, 2001     June 16, 2000
                                                               -------------     -------------    -------------     -------------
EBITDA of Host LP..........................................     $       304       $       282      $       542       $       513
Effect on revenue of SAB 101...............................              (8)             (168)             (15)             (291)
Interest expense...........................................            (112)             (104)            (222)             (208)
Income taxes...............................................             (12)               (2)             (15)               (3)
Depreciation and amortization..............................            (102)              (75)            (179)             (149)
Minority interest expense..................................              (5)               (5)             (12)              (10)
Lease repurchase expense...................................              (5)               --               (5)               --
Other non-cash charges, net................................              (5)                6                1                 8
                                                                -----------       -----------      -----------       -----------
   Income (loss) before extraordinary item.................     $        55       $       (66)     $        95       $      (140)
                                                                ===========       ===========      ===========       ===========

Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.7 times for both the 2001 and 2000 twenty-four week periods, respectively, and
2.4 times for full year 2000. The ratio of earnings to fixed charges was 1.5 to
1.0 in the second quarter of 2001 versus a deficiency of earnings to fixed charges of $123 million for the second quarter of 2000, which was primarily due to the deferral of contingent rental revenue of $291 million. We reported a ratio of earnings to fixed charges of 1.2 to 1.0 for the full year 2000.

Cash Flows and Financial Condition

We reported a decrease in cash and cash equivalents of $96 million during the twenty-four weeks ended June 15, 2001 compared to a decrease of $122 million during the twenty-four weeks ended June 16, 2000. Cash from operations was $79 million through the second quarter of 2001 and $248 million through the second quarter of 2000. The $169 million decrease in cash from operations primarily relates to the cash used to acquire the Crestline Lessee Entities. Cash flow from operations would have been $283 million, or an increase of 14% over 2000.

Cash used in investing activities was $136 million and $222 million for the second quarter of 2001 and 2000, respectively. Cash used in investing activities for the second quarter includes capital expenditures and other investments of $144 million and $185 million for 2001 and 2000, respectively, mostly related to renewal and replacements on existing properties and new development projects. Property and equipment balances include $115 million and $135 million for construction in progress as of June 15, 2001 and December 31, 2000, respectively. The balance as of June 15, 2001 primarily relates to the development of the Ritz-Carlton, Naples Golf Resort and various other expansion and development projects. On April 1, 2001, the 50,000 square foot world-class spa at The Ritz-Carlton, Naples was placed in service at an approximate development cost of $23 million.

Cash used in financing activities was $39 million through the second quarter of 2001 and $148 million through the second quarter of 2000. 2001 Cash from financing activities through the second quarter of

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERAIONS AND FINANCIAL CONDITION

2001 includes $121 million of debt issuances and $144 million from the issuance of preferred limited partner units. Cash was used in financing primarily for $159 million in limited partner distributions and the repayment and prepayment of $139 million of debt. During the first quarter of 2001, the Company borrowed $115 million under the revolver portion of the Bank Credit Facility to partially fund the acquisition of the Crestline Lessee Entities as well as for general corporate purposes, which was repaid in the second quarter of 2001. During the third quarter, we borrowed an additional $60 million to purchase minority interests in various hotels from Wyndham. As of June 25, 2001, $150 million and $60 million are outstanding under the term and revolving loan portions of the Bank Credit Facility, respectively, and the available capacity under the revolver is $565 million.

On June 18, 2001, the Board of Directors of Host Marriott declared cash distributions of $26 per unit of limited partnership interest and $.625 per cumulative redeemable preferred limited partner unit, which were paid on July 13, 2001 to shareholders of record on June 30, 2001.

On March 27, 2001, Host Marriott sold approximately 6.0 million shares of 10% Class C preferred stock ("Class C Preferred Stock") with a $0.01 par value for net proceeds of $144 million and we issued an equivalent security, the Class C Preferred Units to Host Marriott. Holders of the Class C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25 per share liquidation preference. Dividends are payable quarterly in arrears commencing April 15, 2001, on which date a pro rata dividend of $0.03 per share was distributed. A corresponding distribution on the Class C Preferred Units is also payable quarterly in arrears commencing on the same date. Beginning March 27, 2006, Host Marriott has the option to redeem the Class C Preferred Stock for $25.00 per share, plus accrued and unpaid dividends to the date of redemption.

Effective January 1, 2001, each of Rockledge Hotel Properties, Inc. and Fernwood Hotel Assets, Inc. (the "Non-Controlled Subsidiaries") elected to be a TRS and in April 2001, the Operating Partnership acquired the voting interests in the Non-Controlled Subsidiaries held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million, which is also permitted as a result of the REIT Modernization Act. Subsequent to the acquisition, on a consolidated basis our results of operations will reflect the revenues and expenses generated by the two taxable corporations, and our consolidated balance sheets include the various assets, consisting of three additional full- service properties, one located in St. Louis, Missouri, and two located in Mexico City, Mexico, as well as certain joint venture interests, and related liabilities held by the two taxable corporations, which were approximately $356 million of assets and $262 million of liabilities, including $54 million of third party debt ($26 million of which matures in 2001), respectively, as of March 23, 2001.

On February 7, 2001, May 7, 2001 and May 29, 2001, Blackstone converted 12.5 million, 10.0 million and 18.2 million OP Units, respectively, to common shares of Host REIT and immediately sold them to an underwriter for sale on the open market. As a result of the transactions, Blackstone now owns approximately 1% of the outstanding OP Units of the Operating Partnership and Host REIT increased its ownership in the Operating Partnership to 92%. Neither Host REIT nor the Operating Partnership received proceeds as a result of the transactions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our borrowings under the bank credit facility as well as the mortgage on The Ritz-Carlton, Amelia Island are sensitive to changes in interest rates. The interest rates on these debt obligations, which were $238 million and $239 million, respectively, at June 15, 2001 and December 31, 2000 are based on various

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERAIONS AND FINANCIAL CONDITION

LIBOR terms plus 200 basis points. The weighted average interest rate for these financial instruments are 6.7% for the twenty-four weeks ended June 15, 2001 and 8.9% for the year ended December 31, 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 6.   Reports on Form 8-K

b.   Reports on Form 8-K

     . May 8, 2001 -- The Company, Host REIT, and various entities affiliated with The Blackstone Group entered into an Underwriting Agreement dated as of May 2, 2001 with Salomon Smith Barney, Inc. Host REIT agreed to issue to the Blackstone Entities 10,000,000 shares of its common stock upon redemption of units of limited partnership interest in Host LP and The Blackstone Group agreed to sell to Smith Barney, Inc. the 10,000,000 shares of Host REIT stock for delivery on May 8, 2001.

     . June 4, 2001 -- The Company, Host REIT, and various entities affiliated with The Blackstone Group entered into an Underwriting Agreement dated as of May 2, 2001 with Salomon Smith Barney, Inc. Host REIT agreed to issue to the Blackstone Entities 18,200,000 shares of its common stock upon redemption of units of limited partnership interest in Host LP and The Blackstone Group agreed to sell to Smith Barney, Inc. the 18,200,000 shares of Host REIT stock for delivery on June 4, 2001.

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

July 27, 2001                      /s/ Donald D. Olinger
-------------                      ---------------------
Date                               Donald D. Olinger
                                   Senior Vice President and
                                   Corporate Controller
                                   (Chief Accounting Officer)