Form 10-K/A
period 2000-12-31
HOST MARRIOTT L P
filed 2001-12-03
CIK 1061937

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

   For purposes of our investment analysis and the charge for litigation settlements in the 1999 financial statements the Company estimated the value of the planned investment in the Courtyard Joint Venture based upon
   (1) estimated post acquisition cash flows, including anticipated changes in the related hotel management agreements to be made contemporaneously with the investment; (2) the investee's new capital structure; and (3) estimates of prevailing discount rates and capitalization rates reflected in the market at that time. The post-settlement equity of the Joint Venture was considerably lower then the pre-acquisition equity due to additional indebtedness post-acquisition offset by the impact of changes to the management agreements made contemporaneously with the transaction. The investment in the Courtyard Joint Venture was consummated late in the fourth quarter of 2000. The Courtyard Joint Venture has recorded its investment in the partnership units at $372 million, which reflected estimated fair value based on (1) pre-acquisition cash flows; (2) the pre-acquisition capital structure; and (3) prevailing discount rates and capitalization rates in December 2000. The factors giving rise to the differences between the Company's 1999 assessment based on post-acquisition cash flows and the purchase accounting based on pre-acquisition cash flows did not materially impact the Company's previous assessment of expense related to litigation.

   Due to a number of factors, the equity values used in the purchase accounting for the Courtyard Joint Venture's investment were different than limited partner unit estimates included in the CBM I and CBM II Purchase Offer and Consent Solicitations (the "Solicitations") prepared in early 2000. The Solicitations reported that the value of limited partner units based on an assumed 20 percent discount rate would be $254 million. The difference between this and the purchase accounting entry by the Courtyard Joint Venture is primarily attributed to: (1) the investment was consummated almost one year subsequent to the time the original estimates were prepared ($30 million); and (2) a lower discount rate (17 percent) and capitalization rate reflecting changes in market conditions and capital structure versus the date at which the estimates in the solicitations were prepared ($79 million).

   Although the Company may from time-to-time sell assets for strategic reasons or to realize unique market conditions, the factors driving the change in value for the CBM I and CBM II properties did not have a material impact on other properties owned by the Company because the strategy of the Company is to buy and hold its investments in real estate. As investments in real estate are accounted for on a historical basis, the impact of changes in market conditions are not reflected in the financial statements.

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

                See Notes to Consolidated Financial Statements.

                      HOST MARRIOTT, L.P. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             AND COMPREHENSIVE INCOME OF HOST MARRIOTT CORPORATION

                      Fiscal year ended December 31, 1998
                                 (in millions)

      Shares                                                                                           Accumulated
   Outstanding                                                                   Additional Retained      Other
   -----------                                              Preferred Common   Paid-in   Earnings  Comprehensive  Comprehensive
 Preferred Common                                             Stock   Stock    Capital   (Deficit) Income (Loss)  Income (Loss)
 --------- ------                                           --------- ------  ---------- --------- --------------------------
    --     203.8  Balance, January 2, 1998............         --       204        935        49         12            --
    --       --   Net income available to common                                                                        47
                  shareholders........................         --       --         --         47        --
    --       --   Other comprehensive income (loss):                                                                    (5)
    --            Unrealized loss on HM Services                                                                        (9)
                  common stock........................         --       --         --        --          (5)            (2)
    --            Foreign currency translation                                                                  -------------
                  adjustment..........................         --       --         --        --          (9)          $ 31
    --            Reclassification of gain realized on                                                          =============
                  HM Services common stock--net
                  income..............................         --       --         --        --          (2)
    --       --   Comprehensive income available to
                  common shareholders.................
    --       1.4  Common stock issued for the
                  comprehensive stock and employee
                  stock purchase plans................         --       --           8       --         --
    --       --   Adjustment of stock par value from
                  $1 to $.01 per share................         --      (202)       202       --         --
    --      11.9  Common stock issued for Special
                  Dividend............................         --       --         143      (143)       --
    --       --   Distribution of stock of Crestline
                  Capital Corporation.................         --       --         --       (438)       --
    --       --   Cash portion of Special Dividend....         --       --         --        (69)       --
----------------------------------------------------------------------------------------------------------------
    --     217.1  Balance, Before contribution to Host
                  Marriott, L.P. .....................        $--     $   2     $1,288     $(554)      $ (4)
                  Net assets retained by Host
                  Marriott............................                             (23)
                                                                                ------
                  Balance contributed to
                  Host Marriott, L.P. ..                                        $  709
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

    10.7     Host Marriott Corporation and Host Marriott, L.P. 1997
             Comprehensive Incentive Stock Plan as amended and restated
             December 29, 1998 (incorporated by reference to Host Marriott
             Corporation 2000 Annual Report on Form 10-K filed April 2, 2001).

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

   #10.24 Form of Amended and Restated Lease Agreement (incorporated by reference to Host Marriott Corporation 2000 Annual Report on Form
              10-K filed April 2, 2001).

   #10.25     Form of Management Agreement for Full-Service Hotels
              (incorporated by reference to Host Marriott Corporation
              Registration Statement No. 33-51707).

   #10.26     Form of Owner's Agreement (incorporated by reference to Crestline
              Capital Corporation Registration Statement No. 333-64657).

   #10.27 Form of Amendment No. 1 to Owner's Agreement (incorporated by reference to Host Marriott Corporation 2000 Annual Report on Form
              10-K filed April 2, 2001).

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

      12.1 Computation of Ratios of Earnings to Fixed Charges (incorporated by reference to Host Marriott Corporation 2000 Annual Report on
             Form 10-K filed April 2, 2001).

      21 List of Subsidiaries of Host Marriott, L.P. (incorporated by reference to Host Marriott Corporation 2000 Annual Report on Form
             10-K filed April 2, 2001).
      23.1*  Consent of Arthur Andersen LLP.

--------
# Agreement filed is illustrative of numerous other agreements to which the Company is a party.
* Filed herewith

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

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on December 3, 2001.

                                          Host Marriott, L.P.

                                               /s/ Host Marriott Corporation
                                          By: _________________________________
                                            Its General Partner

                                                   /s/ Donald D. Olinger
                                          By: _________________________________
                                                     Donald D. Olinger
                                                 Senior Vice President and
                                                        Controller

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