Form 10-K
period 2001-12-31
HOST MARRIOTT L P
filed 2002-03-29
CIK 1061937

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001       Commission File No. 0-25087

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

                              Title of each class
                      ----------------------------------
  Units of limited partnership interest (286,012,373 units outstanding as of
                                March 22, 2002)

   Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      Document Incorporated by Reference
Notice of 2002 Annual Meeting and Proxy Statement of Host Marriott Corporation

================================================================================

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

   These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

    . national and local economic and business conditions, including the effect of the terrorist attacks of September 11, 2001 on travel, that will affect, among other things, demand for products and services at our hotels and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing and our liquidity;

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

    . our degree of leverage which may affect our ability to obtain financing in the future;

    .  our degree of compliance with current debt covenants;

    . changes in travel patterns, taxes and government regulations which influence or determine wages, prices, construction procedures and costs;

    . government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

    . the effects of tax legislative action, including specified provisions of the Work Incentives Improvement Act of 1999 as enacted on December 17, 1999 (we refer to this as the "REIT Modernization Act");

    . the ability of our sole general partner, Host Marriott Corporation, to continue to satisfy complex rules in order for it to qualify as a REIT for federal income tax purposes, our ability to satisfy the rules for us to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules; and

    . other factors discussed below under the heading ''Risk Factors'' and in other filings with the Securities and Exchange Commission.

   Although we believe the expectations reflected in our forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-K and the information incorporated by reference herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Items 1 & 2.  Business and Properties

Introduction

   We are a limited partnership owning full-service hotel properties, whose sole general partner is Host Marriott Corporation, a Maryland corporation ("Host REIT"). As of March 1, 2002, we own 122 hotels representing approximately 58,000 rooms located throughout North America. Most of our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry--including the Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Swissotel brand names.

   Our primary business objective is to provide superior total returns to our unitholders through a combination of distributions, appreciation in net asset value per unit, and growth in funds from operations, or FFO, by focusing on aggressive asset management and disciplined capital allocation. FFO is defined by the National Association of Real Estate Investment Trusts as net income computed in accordance with GAAP, excluding gains or losses from sales of properties, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

   We were formed in connection with Host REIT's efforts to convert its business operations to qualify as a real estate investment trust, or "REIT," for federal income tax purposes. As part of this conversion, which we refer to as the REIT conversion, on December 29, 1998, Host Marriott and various of its subsidiaries contributed substantially all of their assets to us and we assumed substantially all of their liabilities. The hotel ownership business formerly conducted by Host Marriott and its subsidiaries is conducted by and through Host Marriott, L.P. and our subsidiaries, and Host Marriott was merged with and into Host REIT. Host REIT owns approximately 92% of Host Marriott, L.P.

   In this report, we refer to ourselves as "Host Marriott, L.P.," the "operating partnership," or "Host L.P.," to our sole general partner (excluding its subsidiaries) as "Host REIT" and its predecessor, Host Marriott, a Delaware corporation, as "Host Marriott."

   The address of our principal executive office is 10400 Fernwood Road, Bethesda, Maryland, 20817. Our phone number is 301-380-9000.

The Lodging Industry

   The lodging industry in the United States consists of both private and public entities, which operate in an extremely diversified market under a variety of brand names. Competition in the industry is based primarily on the level of service, quality of accommodations, convenience of locations and room rates. In order to cater to a wide variety of tastes and needs, the lodging industry is broadly segmented into six categories: luxury, upper-upscale, upscale, midscale (with and without food and beverage service) and economy. Most of our hotels operate in urban markets in either the luxury lodging segment (represented by such brand names as Ritz-Carlton and Four Seasons) and the upper-upscale lodging segment (represented by such brand names as Marriott, Hilton, Hyatt, Swissotel, Crowne Plaza, Doubletree, Renaissance and Westin). Although the competitive position of each of our hotel properties varies by market, we believe that our properties compare favorably to their competitive set in their respective markets.

   A common measure used by the industry to evaluate the operations of a hotel is "Revenue per available room," or "RevPAR," which is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues such as parking, telephone or other guest services generated by the property. The lodging industry experienced significant RevPAR declines in 2001 compared to 2000 due to the sluggish economy that was intensified by the September 11, 2001 terrorist attacks. We believe that the lodging industry will continue to experience RevPAR declines at least through the first half of 2002. From 1991 through 1997, the upper-upscale sector of the lodging industry benefited from a favorable supply/demand imbalance, driven in part by low construction levels combined with high gross domestic product, or GDP, growth. However, beginning in 1998, supply has moderately outpaced demand, causing slight declines in occupancy rates in the sector in which we operate, although room rates continued to increase through 2000. The relative balance between supply and demand growth in the industry and the segments in which we operate may be influenced by a number of factors, including growth of the economy, interest rates, unique local considerations and the relatively long lead time to develop urban, convention and resort hotels. The current amount of excess supply growth in the upper-upscale and luxury portions of the full-service segment of the lodging industry has been much less severe than that experienced in the lodging industry in other economic downturns. Growth in room supply in the upper-upscale sector continued in 2001, while room demand declined during the year. We believe that during 2002, the rate of supply growth will begin to decrease as the lack of availability of development financing slows new construction. However, demand decreased substantially in 2001 because of the economic recession, and the decline was deepened by the terrorist attacks on September 11, 2001. We believe that demand will remain below historical levels at least during the first half of 2002, but should begin to grow toward the end of 2002 and continue in 2003 if the economy strengthens.

   According to Smith Travel Research, RevPAR for hotels operating in the upper-upscale and luxury segments decreased 12% for the year ended December 31, 2001 when compared to the year ended December 31, 2000. This decrease resulted from decreases in occupancy and average daily rate for this period of 10% and 2%, respectively. Our portfolio of hotels has experienced an overall decline in RevPAR that is consistent with the results of our segment as a whole.

Business Strategy

   Our primary business objective is to provide superior total returns to our unitholders through a combination of distributions, appreciation in net asset value per unit, and growth in FFO, a frequently used measure in the real estate industry. In order to achieve this objective we employ the following strategies:

    . we acquire existing upper-upscale and luxury full-service hotels as market conditions permit, including hotels operated by leading management companies which satisfy our investment criteria such as Marriott, Ritz-Carlton, Four Seasons, Hyatt, and Hilton. Such acquisitions may be completed through various means including transactions involving entities in which we are already a partner, public and private portfolio transactions, single asset transactions and by entering into joint ventures when we believe our return on investment will be maximized by doing so;

    . we seek to maximize the value of our existing portfolio through aggressive asset management, by working with the managers of our hotels to reduce the operating costs of our hotels and increase revenues, as well as by completing selective capital improvements and expansions that are designed to improve operations;

    . we selectively expand existing properties and develop new upper-upscale and luxury full-service hotels operated by leading management companies that we believe satisfy our investment criteria and employ transaction structures which mitigate our risk; and

    . we seek to recycle capital through opportunistic asset sales and selective disposal of non-core assets, including older assets with significant capital needs, assets that are at a competitive risk given potential new supply, or assets in slower-growth markets.

   Our acquisition strategy focuses on hotels operating in the upper-upscale and luxury full-service segments of the market. We believe these market segments will continue to offer opportunities over time to acquire assets at attractive multiples of cash flow and at discounts to replacement value. Our acquisition criteria continues to focus on:

    . properties in locations that are difficult to duplicate with high costs for market entry by prospective competitors, such as hotels located in urban, airport and resort/convention locations;

    . properties operated under premium brand names, such as Marriott, Ritz-Carlton, Four Seasons, Hilton, and Hyatt; and

    . underperforming hotels that can be improved by conversion to high quality brands;

   We believe we are well-qualified to pursue our acquisition and development strategy. Management has extensive experience in acquiring and financing lodging properties and believes its industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating and acquiring lodging properties, as well as improving and maintaining the quality of the hotel assets.

   Our acquisition efforts since 1998 have been limited and primarily focused on acquiring the interests of limited or joint venture partners, consolidating our ownership of assets already included in the portfolio and purchasing the lessee interests that were created as part of the REIT conversion. We are exploring acquisitions with an emphasis on transactions that can be accomplished, at least in part, through the issuance of operating partnership units such that our overall debt ratios are improved. Recently, our acquisitions have been limited due to the lack of availability of suitable candidates that complement our portfolio of upper-upscale and luxury hotels and provide an attractive return on our investments, increased price competition for upper-upscale and luxury hotels, and capital limitations due to weak equity markets for REIT stocks. We expect that lack of liquidity will ultimately cause some property owners to make some of their properties available for sale; however, the timing of these potential sales is uncertain. We believe that acquisitions that meet our criteria will provide the highest and best use of our capital.

   Our asset management team, which consists of professionals with extensive industry knowledge and relationships, focuses on maximizing the value of our existing portfolio through working with our managers to reduce operating costs at our hotels and to provide economic incentives to individual and business travelers in selected markets in order to increase demand; monitoring property and brand performance; pursuing expansion and repositioning opportunities; overseeing capital expenditure budgets and forecasts; assessing return on investment expenditure opportunities; and analyzing competitive supply conditions in each market.

   In addition to acquiring and maintaining superior assets, a key part of our strategy is to have the hotels managed by leading management companies. As of March 1, 2002, 101 of our 122 properties were managed by subsidiaries of Marriott International as Marriott or Ritz-Carlton brand hotels and an additional eight hotels are part of Marriott International's full-service hotel system through franchise agreements. The remaining hotels are managed by leading management companies including Four Seasons, Hyatt and Swissotel. In general, we believe that these premium brands have consistently outperformed the industry. Demonstrating the strength of our portfolio, our comparable properties, consisting of 116 hotels, owned directly or indirectly by us for the entire 2001 and 2000 fiscal years (excluding nine hotels with non-comparable operating environments as a result of acquisitions, dispositions, property damage, and expansion and development projects), generated 24% and 26% RevPAR premiums over other similar brands in the upper-upscale and luxury segment for fiscal years 2001 and 2000, respectively, based on information from Smith Travel Research.

Operating Structure

   Host REIT, our sole general partner, manages all aspects of our business. This includes decisions with respect to sales and purchases of hotels, our financing, the leasing of the hotels, and capital expenditures for the hotels subject to the terms of the leases and the management agreements. Together with Host REIT, we continue, in an UPREIT structure, the full-service hotel ownership business formerly conducted by Host Marriott and its subsidiaries. We, or one or more of our subsidiaries, own all of our hotels.

   Host Marriott and its subsidiaries and affiliates consummated a series of transactions in order to qualify as a REIT for federal income tax purposes for the fiscal year beginning January 1, 1999 (a process which we refer to as the REIT conversion). During 1998, Host Marriott reorganized its hotels and certain other assets so that they would be owned us and our subsidiaries. Host Marriott and its subsidiaries received a number of operating partnership interests, or OP Units, equal to the number of then outstanding shares of Host Marriott common stock, and we and our subsidiaries assumed substantially all of the liabilities of Host Marriott and its subsidiaries. As a result of this reorganization, Host REIT is our sole general partner. OP Units owned by holders other than Host REIT are redeemable at the option of the holders, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, a holder would receive cash from us in an amount equal to the market value of one share of Host REIT common stock. However, in lieu of a cash redemption by us, Host REIT has the right to acquire any OP Unit offered for redemption directly from the holder thereof in exchange for one share of Host REIT common stock. As of December 31, 2001, Host REIT owned approximately 92% of our outstanding OP Units.

   Due to certain tax laws restricting REITs from deriving revenues directly from the operations of hotels, as part of the REIT conversion, the hotel properties were leased by us and our subsidiaries to third party lessees that, in turn, assumed or entered into agreements with Marriott International and other hotel operators to conduct the day-to-day management of the hotels. During 1999 and 2000, approximately 95% of our hotels were leased to Crestline Capital Corporation and its subsidiaries.

   The REIT Modernization Act, which was enacted in December 1999, amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary, and to own all of the voting stock of such subsidiary. The earnings of the taxable REIT subsidiary are subject to normal corporate level federal and state income taxes.

   Effective January 1, 2001, a wholly owned taxable REIT subsidiary of ours, HMT Lessee LLC (the "TRS") acquired from Crestline the equity interests in the lessees of 112 of our hotels and the leasehold interests in four hotels for $207 million in cash, including approximately $6 million of legal fees and transfer taxes. In connection with that transaction, we recorded a non-recurring, pre-tax loss related to the termination of the leases for financial reporting purposes of $207 million during the fourth quarter of 2000, net of an $82 million tax benefit which we have recorded as a deferred tax asset, because for income tax purposes, the transaction is recorded as an acquisition of leasehold interests that will be amortized over the remaining term of the leases.

   During June 2001, we completed two other transactions, which resulted in the acquisition by the TRS of our remaining four leases held by third parties. Effective June 16, 2001, we acquired the lease for the San Diego Marriott Hotel and Marina by purchasing the lessee equity interest from Crestline for $2.7 million net of an income tax benefit of $1.8 million. Also in June 2001, in connection with the acquisition from Wyndham International, Inc. of the minority limited partnership interests in five partnerships holding seven hotels, we acquired the leases for three hotels: the San Diego Marriott Mission Valley, the Minneapolis Marriott Southwest, and the Albany Marriott.

   Prior to the effectiveness of the REIT Modernization Act, we held a 95% non-voting interest in two taxable subsidiaries, Rockledge Hotel Properties, Inc. ("Rockledge") and Fernwood Hotel Assets, Inc. ("Fernwood"), that held assets in which, under REIT rules, we could not own a controlling interest. As a result of the effectiveness of the REIT Modernization Act, we were able to acquire the remaining 5% economic interest and 100% of the voting interest in these subsidiaries for $2 million. The purchase was consummated in April of 2001, and, as a result, we now consolidate these subsidiaries.

   The acquisition of the leases through taxable REIT subsidiaries enables us to better control our portfolio of hotels and was accretive to our earnings and cash flows. There can be no guarantee, however, that we will benefit from similar favorable results in the future. Further, on a consolidated basis our results of operations will reflect the revenues and expenses, including taxes paid by the taxable REIT subsidiaries, generated by these hotels rather than rental income.

   We also consolidate seven entities in which we have a controlling financial interest. At December 31, 2001, these entities own, in the aggregate, 8 hotels, with $842 million in assets and $400 million in debt, all of which is non-recourse to Host Marriott. Our ownership in these entities varies from 50.5% to 97.5%.

Lodging Property Portfolio

   Overview. Our lodging portfolio, as of March 1, 2002, consists of 122 upper-upscale and luxury full-service hotels containing approximately 58,000 rooms. Our hotel lodging properties represent quality upper-upscale and luxury assets in the full-service segment and are operated under various premium brands including Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt, and Swissotel.

   The following chart details our portfolio by brand:

                                           Number
                                             of
                       Brand               Hotels Rooms
                       -----               ------ ------
                       Marriott managed...   91   46,383
                       Marriott franchised    8    2,321
                       Ritz-Carlton.......   10    3,831
                       Hyatt..............    4    2,214
                       Swissotel..........    4    1,970
                       Four Seasons.......    2      608
                       Other brands.......    3      682
                                            ---   ------
                                            122   58,009
                                            ===   ======

   Our hotels average approximately 475 rooms. Twelve of our hotels have more than 750 rooms. Hotel facilities typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops and parking facilities. Our hotels primarily serve business and pleasure travelers and group meetings at locations that are generally well situated with significant barriers to entry by competitors. These locations include downtown areas of major metropolitan cities, airports and resort/convention locations where there are limited or no development sites and suburban areas near business corridors. The average age of the properties is 18 years, although many of the properties have had substantial renovations or major additions.

   To maintain the overall quality of our lodging properties, each property undergoes refurbishments and capital improvements on a regularly scheduled basis. Typically, refurbishing has been provided at intervals of five years, based on an annual review of the condition of each property. For fiscal years 2001, 2000 and 1999 we spent $230 million, $271 million and $211 million, respectively, on capital improvements to existing properties. As a result of these expenditures, we expect to maintain high-quality rooms, restaurants and meeting facilities at our properties. During the current economic downturn we are conserving funds by temporarily suspending certain major capital expenditures.

   Acquisitions. Recently, our acquisitions have been limited due to the lack of availability of suitable candidates that complement our portfolio of upper-upscale and luxury hotels and provide an attractive return on our investments, increased price competition for upper-upscale and luxury hotels, and capital limitations due to weak equity markets for REIT stocks. During the three-year period from 1996 through 1998, we acquired 77 full-service hotels, but since 1998 our acquisitions have primarily focused on acquiring the interests of limited or joint venture partners, consolidating our ownership of assets already included in the portfolio and repurchasing the lessee interests that were created as part of our REIT conversion. We believe that acquisitions that meet our criteria will provide the highest and best use of our capital.

   During 2001, we acquired outstanding minority interests in seven hotels from Wyndham for $60 million. In addition, we acquired the voting interests representing 5% of the equity interests in two previously non-controlled subsidiaries for approximately $2 million. During 2000, we acquired a non-controlling partnership interest in JWDC Limited Partnership, which owns the 772-room J.W. Marriott Hotel in Washington, D.C., for $40 million and have the option to purchase the outstanding interests beginning in 2002. Also during 2000, we invested with Marriott International in the Courtyard joint venture described below in "Business and Properties--Other Real Estate Investments." During 1999, our acquisitions were limited to the purchase of minority interests in two hotels where we had previously acquired the controlling interests, for a total consideration of approximately $14 million.

   Through subsidiaries we currently own four Canadian and two Mexican properties, with 2,548 rooms. International acquisitions are limited due to the difficulty in meeting our stringent return criteria. However, we intend to continue to evaluate acquisition opportunities in Canada and other international locations. We will acquire international properties only when we believe such acquisitions offer satisfactory returns after adjustments for currency and country risks.

   Dispositions. We will also consider from time to time selling hotels that do not fit our long-term strategy or otherwise meet our ongoing investment criteria, including, for example, hotels in some smaller or slower growth markets, hotels that require significant future capital improvements and other underperforming assets. We typically reinvest the net proceeds from any property sales into upper-upscale and luxury hotels more consistent with our strategy or otherwise apply such net proceeds in a manner consistent with our investment strategy (which has included open market purchases of Host REIT's common stock, OP Units, Host REIT's convertible redeemable preferred securities and other securities). Under the terms of our amended bank credit facility into which we entered into in late 2001, we are required to use the net proceeds from any sale of hotel properties to repay amounts due, if any, under our bank credit facility. As of March 1, 2002, we have no borrowings under our credit facility. The following table summarizes our dispositions from January 1, 1999 through March 1, 2002 (in millions, except number of rooms):

                                                                                 Pre-tax
                                                                                   Gain
                                                                                  (Loss)
                                                                       Total        on
Property                                        Location     Rooms Consideration Disposal
--------                                    ---------------- ----- ------------- --------
1999 Dispositions
Minneapolis/Bloomington Marriott........... Bloomington, MN   479      $ 35        $10
Saddle Brook Marriott...................... Saddle Brook, NJ  221        15          3
Marriott's Grand Hotel Resort and Golf Club Point Clear, AL   306        28         (2)
The Ritz-Carlton, Boston................... Boston, MA        275       119         15
El Paso Marriott........................... El Paso, TX       296         1         (2)

2001 Dispositions
Vail Marriott Mountain Resort.............. Vail, CO          349        50         15
Pittsburgh City Center Marriott............ Pittsburgh, PA    402        15         (3)

   During January 2002, we transferred one of our non-core properties, the St. Louis Marriott Pavilion hotel, to the mortgage lender. Due to the original management agreement and debt structure of this partnership, we had not been receiving any cash flow after payments of debt service from this property. In the first quarter, we will write off the remaining $13 million of property and equipment, eliminate $37 million of mortgage debt and related liabilities and record a non-cash gain of approximately $22 million.

   Development Projects. During 2000 and 2001, we focused our energies on increasing the value of our current portfolio with selective investments, expansions at existing hotels and a limited amount of new development projects. Concurrent with the slowdown in the economy, we had evaluated the timing and size of many of our capital projects. For 2001, we had anticipated spending approximately $350 million in total capital expenditures, including $225 million in replacement and renewal expenditures. Subsequent to September 11, however, we temporarily suspended certain major capital expenditures. As a result of the actions taken, our capital expenditures for 2001, not including new investments such as the Ritz-Carlton, Naples Golf Resort, were $230 million. Based on expected business conditions, we anticipate that our capital spending will be approximately $185 million in 2002. Over the past three years, our capital spending has focused on properly maintaining and enhancing the values of our existing hotels. As a result of the regular attention we have paid to maintaining our assets at a high standard and the high quality of our assets, we believe that these capital reductions are achievable during this period without materially affecting the long-term value of our portfolio. For the four-year period beginning in 1998, we have spent $1.3 billion on capital expenditures, including $798 million in replacement and renewal expenditures. As the industry recovers, we plan to continue our strategy of pursuing capital expenditure projects designed to enhance the value of our hotels.

   In January 2002, we opened the 295-room Ritz-Carlton, Naples Golf Resort, which is approximately 2 miles from our existing Ritz-Carlton, Naples hotel, at a development cost of approximately $75 million. The golf resort has 15,000 square-feet of meeting space, four food and beverage outlets, and full access to 36 holes of a Greg Norman-designed golf course surrounding the hotel. The newly created golf resort, as well as the 50,000 square-foot world-class beachfront spa facility, which opened in April 2001 at a cost of $26 million, will operate in concert with the 463-room Ritz-Carlton, Naples and will offer travelers an unmatched resort experience. Further, given the close proximity of the properties to each other, we hope to benefit from cost efficiencies and the ability to capture larger groups.

   Also, during June 2001, we completed the addition of a 20,000 square foot oceanfront spa to the Marriott Harbor Beach Resort at a development cost of $8 million.

   During 2000, we completed construction of a 717-room full-service Marriott hotel adjacent to the convention center in downtown Tampa, Florida. The hotel (completed at a development cost of approximately $104 million, excluding a $16 million tax subsidy by the City of Tampa, Florida) opened for business on February 19, 2000 and includes 45,000 square feet of meeting space, three restaurants and a 30-slip marina as well as many other amenities.

   At the Orlando World Center Marriott Resort, the addition of a 500-room tower and 15,000 square feet of meeting space was placed in service in June 2000 at an approximate development cost of $88 million, making this hotel the largest in the Marriott system with 2,000 rooms and over 200,000 square feet of meeting space. We have also renovated the property's golf course, added a multi-level parking deck, and upgraded and expanded several restaurants.

   We also accomplished various projects to enhance revenues, control expenses and enhance technology at the hotels. In 2001, we reached an agreement with a national parking management company to act as an advisor to us regarding methods to maximize revenues from the parking facilities throughout our entire portfolio. During 2000, we added approximately 36,000 square feet of new meeting space and 200 premium-priced rooms to the portfolio, and approved new parking contracts at four of our properties. We authorized utility conservation efforts including energy management strategies at five properties, the closing of several unprofitable food and beverage outlets, and the development of a program to review labor models. We also approved and implemented internet connectivity solutions and in-room portal and entertainment options to better meet the technology needs of our customers.

   Portfolio Performance. The chart below sets forth performance information for our comparable properties as of December 31, 2001:

                                                 2001      2000
                                                -------   -------
              Comparable Full-Service Hotels(1)
              Number of properties.............     116       116
              Number of rooms..................  53,580    53,580
              Average daily rate............... $151.02   $156.50
              Occupancy percentage.............   70.0 %    77.7 %
              RevPAR........................... $105.71   $121.55
              RevPAR % change..................   (13.0)%

--------
(1) Consists of 116 properties owned, directly or indirectly, by us for the entire 2001 and 2000 fiscal years, respectively, excluding nine properties with non-comparable operating environments as a result of acquisitions, dispositions, substantial property damage, or major expansion and development projects.

   The chart below presents some performance information for our entire portfolio of full-service hotels as of December 31, 2001:

                                           2001(1)   2000    1999(2)
                                           -------  -------  -------
          Portfolio of Full-Service Hotels
          Number of properties............     122      122      121
          Number of rooms.................  58,385   58,370   57,086
          Average daily rate.............. $151.68  $158.24  $149.51
          Occupancy percentage............    69.9%    77.6%    77.7%
          RevPAR.......................... $105.96  $122.72  $116.13

--------
(1) Includes the operating results of the New York World Trade Center Marriott which was destroyed on September 11, 2001, the Vail Marriott Mountain Resort and Pittsburgh City Center Marriott which were sold in December 2001 and the St Louis Pavilion Marriott which was transferred to the lender during January of 2002.
(2) Includes the operating results for five properties, which were sold at various times throughout 1999, through the date of sale.

   The following table presents performance information for our comparable properties by geographic region for 2001 and 2000:

                              As of               Year Ended                  Year Ended
                        December 31, 2001      December 31, 2001           December 31, 2000
                        ----------------- --------------------------- ---------------------------
                                          Average   Average           Average   Average
                          No. of   No. of  Daily   Occupancy           Daily   Occupancy
                        Properties Rooms   Rate   Percentages RevPAR   Rate   Percentages RevPAR
                        ---------- ------ ------- ----------- ------- ------- ----------- -------
Comparable Full-Service
 Hotels (1)
Atlanta................     15      6,542 $150.80    65.0%    $ 98.02 $151.11    72.7%    $109.82
DC Metro...............     13      4,995  150.67    67.9      102.26  152.54    76.5      116.68
Florida................     11      4,878  160.52    71.7      115.15  157.33    77.1      121.28
International..........      4      1,636  102.04    71.8       73.28  108.26    74.8       80.94
Mid-Atlantic...........      9      6,221  189.43    77.5      146.77  209.40    81.8      171.23
Mountain...............      8      3,310  110.02    66.2       72.79  114.25    74.1       84.64
New England............      6      2,279  144.62    66.2       95.78  158.21    77.8      123.11
North Central..........     15      5,394  131.20    66.9       87.80  136.98    75.6      103.53
Pacific................     23     11,812  163.96    68.9      112.98  169.60    80.7      136.83
South Central..........     12      6,513  132.32    75.5       99.91  133.97    78.9      105.71
                           ---     ------ -------    ----     ------- -------    ----     -------

     All regions.......    116     53,580 $151.02    70.0%    $105.71 $156.50    77.7%    $121.55
                           ===     ====== =======    ====     ======= =======    ====     =======

--------
(1) Consists of 116 properties owned, directly or indirectly, by us for the entire 2001 and 2000 fiscal years, respectively, excluding nine properties with non-comparable operating environments as a result of acquisitions, dispositions, substantial property damage, or major expansion and development projects.

   Our properties have reported annual increases in RevPAR in every year since 1993 except the year just ended. Based upon data provided by Smith Travel Research, our comparable properties have an approximate 6 and 7 percentage point occupancy premium for fiscal years 2001 and 2000, respectively, and an approximate 24% and 26% RevPAR premium over similar brands in the upper-upscale and luxury segments for fiscal years 2001 and 2000, respectively. We believe the hotel brands in the upper-upscale and luxury full-service segment that are most representative of our overall portfolio of full-service hotels are Ritz Carlton; Marriott; Four Seasons; Crowne Plaza; Doubletree; Hyatt; Hilton; Radisson; Renaissance; Sheraton; Westin; and Wyndham.

   Historically, our hotels have experienced relatively high occupancy rates, which along with strong demand for full-service hotel rooms have allowed the managers of our hotels to increase average daily room rates by selectively raising room rates for certain types of bookings and by minimizing, in specified cases, discounted group business. For the year ended December 31, 2001, as a percentage of total rooms sold, transient business comprised 58%, and group business, including contract business, comprised 42%.

   The occupancy rates and average daily rates commanded by our properties in 2001 and 2000 exceeded both the industry as a whole and the upper-upscale and luxury full-service segment. The attractive locations of our hotels, the limited availability of new building sites for new construction of competing full-service hotels, and the lack of availability of financing for new full-service hotels has allowed us to maintain RevPAR and average daily rate premiums over our competitors in these service segments. For our comparable hotels, average daily rates increased 6.3% in 2000. The increase in average daily rate helped generate a strong increase in comparable hotel RevPAR of 6.6% for the same period. However, for 2001, operations for our comparable properties declined with average occupancy and RevPAR decreasing 7.7 percentage points and 13.0%, respectively. Furthermore, because our lodging operations have a high fixed-cost component, increases/decreases in RevPAR generally yield greater percentage increases/decreases in our earnings and cash flows. As a result of the decline in operations in 2001, we have been working with our managers to achieve cost reductions at the properties that have slowed the decrease in operating margins. These cost reduction efforts have been accelerated since the events of September 11. The efforts were successful based on the ratio of RevPAR to EBITDA calculated for both the year and the fourth quarter. While RevPAR declined 28% for the fourth quarter, margins were only down 5.0 percentage points, resulting in a ratio of RevPAR to EBITDA decline of only 1.4 times. Similarly, while RevPAR declined 13% for the full year, margins were only down 2.9 percentage points, resulting in a ratio of RevPAR to EBITDA decline of only 1.5 times. Although some of these savings will not be permanent, we do believe that we have achieved meaningful long-term efficiencies. Also, as a result of our acquisition in 2001 of the lessee entities and/or leasehold interests, changes in earnings and cash flow at those properties now have a direct effect on our consolidated earnings and cash flows. See "Business and Properties--Operating Structure."

   The economic trends affecting the hotel industry and the overall economy will be a major factor in the operating partnership's ability to generate growth in hotel revenues. Additionally, the abilities of the managers to curb operating costs while continuing to maintain high quality hotels will have a material impact on future hotel level sales and operating profit growth. If the current economic conditions continue, operations may decline further in 2002.

   Foreign Operations. During 2000 and 1999, our foreign operations consisted of four full-service hotel properties located in Canada. Effective in the second quarter of 2001, with the acquisition of a controlling voting interest in Rockledge, we own a controlling interest in a partnership that owns two full-service hotel properties in Mexico and, as a result, began consolidating the operations of those hotel properties. During 2001, 2000, and 1999, respectively, 98% of total revenues were attributed to sales within the United States, and the remaining 2% of total revenues were attributed to foreign countries.

   Competition. We compete with other hotel owners through the ownership of premium branded hotels in downtown/urban, airport, and resort locations. Our competitors include Starwood Hotels and Resorts, Hilton Hotel Corporation, Wyndham International, FelCor Lodging Trust, and MeriStar Hospitality Corporation.

   We believe that our properties will continue to enjoy competitive advantages arising from their participation in the Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Swissotel hotel brand systems. The national marketing programs and reservation systems of each of these managers, as well as the advantages of strong customer preference for these upper-upscale and luxury brands should also help these properties to maintain or increase their premium over competitors in both occupancy and room rates. Repeat guest business is enhanced by guest rewards programs offered by Marriott, Hilton, Hyatt and Swissotel. Each of the managers maintains national reservation systems that provide reservation agents with complete descriptions of the rooms available and up-to-date rate information from the properties. Our website (www.hostmarriott.com) currently permits users to connect to the Marriott, Ritz-Carlton, Four Seasons, Hilton and Hyatt reservation systems to reserve rooms in our hotels.

   Seasonality. Our hotel sales have traditionally experienced moderate seasonality. Additionally, hotel revenues in the fourth quarter reflect sixteen weeks of results compared to twelve weeks for the first three quarters of the fiscal year. As a result of the events of September 11, 2001 and the subsequent decline in the economy, the fourth quarter 2001 dispersion rate was 6 percentage points below that of 1999 and 2000. During 1999 and 2000, the hotel sales were not recorded in our revenues, as most of our hotels were leased to third parties. However, hotel sales were used to calculate rental income. Average hotel sales by quarter for the years 1999 through 2001 for our lodging properties are as follows:

                                             First  Second   Third  Fourth
    Year                                    Quarter Quarter Quarter Quarter
    ----                                    ------- ------- ------- -------
    1999...................................   22%     24%     21%     33%
    2000...................................   21      25      21      33
    2001...................................   24      27      22      27
                                              --      --      --      --
    Average................................   22%     25%     22%     31%
                                              ==      ==      ==      ==

   Hotel Properties. The following table sets forth the location and number of rooms of our 122 hotels as of March 1, 2002. All of the properties are currently leased to our wholly owned taxable REIT subsidiaries, unless otherwise indicated. Each hotel is operated as a Marriott brand hotel unless otherwise indicated by its name.

                 Location                                Rooms
                 --------                                -----
                 Arizona
                   Mountain Shadows Resort..............   337
                   Scottsdale Suites....................   251
                   The Ritz-Carlton, Phoenix............   281
                 California
                   Coronado Island Resort(1)............   300
                   Costa Mesa Suites....................   253
                   Desert Springs Resort and Spa........   884
                   Fullerton(1).........................   224
                   Hyatt Regency, Burlingame............   793
                   Manhattan Beach(1)...................   380
                   Marina Beach(1)......................   370
                   Newport Beach........................   586
                   Newport Beach Suites.................   254
                   Ontario Airport......................   299
                   Sacramento Airport(3)................    85
                   San Diego Hotel and Marina(1)(2)..... 1,356
                   San Diego Mission Valley(2)..........   350
                   San Francisco Airport................   684
                   San Francisco Fisherman's Wharf......   285
                   San Francisco Moscone Center(1)...... 1,498
                   San Ramon(1).........................   368
                   Santa Clara(1).......................   755
                   The Ritz-Carlton, Marina del Rey(1)..   304
                   The Ritz-Carlton, San Francisco......   336
                   Torrance.............................   487
                 Colorado
                   Denver Southeast(1)..................   590
                   Denver Tech Center...................   625
                   Denver West(1).......................   305
                 Connecticut
                   Hartford/Farmington..................   380
                   Hartford/Rocky Hill(1)...............   251
                 Florida
                   Fort Lauderdale Marina...............   580
                   Harbor Beach Resort(1)(2)(3).........   637
                   Jacksonville(1)......................   256
                   Miami Airport(1).....................   782
                   Miami Biscayne Bay(1)................   605
                   Orlando World Center Resort.......... 2,000
                   Palm Beach Gardens...................   279
                   Singer Island Hilton.................   223
                   Tampa Airport(1).....................   295
                   Tampa Waterside......................   717
                   Tampa Westshore(1)...................   309
                   The Ritz-Carlton, Amelia Island......   449
                   The Ritz-Carlton, Naples.............   463
                   The Ritz-Carlton, Naples Golf Resort.   295
                 Georgia
                   Atlanta Marriott Marquis............. 1,671
                   Atlanta Midtown Suites(1)............   254
                   Atlanta Norcross.....................   222
                   Atlanta Northwest....................   401
                   Atlanta Perimeter(1).................   400
                   Four Seasons, Atlanta................   244
                   Grand Hyatt, Atlanta.................   438

                   Location                             Rooms
                   --------                             -----
                   Georgia (continued)
                     JW Marriott Hotel at Lenox(1).....   371
                     Swissotel, Atlanta................   348
                     The Ritz-Carlton, Atlanta.........   444
                     The Ritz-Carlton, Buckhead........   553
                   Illinois
                     Chicago/Deerfield Suites..........   248
                     Chicago/Downers Grove Suites......   254
                     Chicago/Downtown Courtyard........   337
                     Chicago O'Hare....................   681
                     Chicago O'Hare Suites(1)..........   256
                     Swissotel, Chicago................   630
                   Indiana
                     South Bend(1).....................   300
                   Louisiana
                     New Orleans....................... 1,290
                   Maryland
                     Bethesda(1).......................   407
                     Gaithersburg/Washingtonian Center.   284
                   Massachusetts
                     Boston/Newton.....................   430
                     Hyatt Regency, Cambridge..........   469
                     Swissotel, Boston.................   498
                   Michigan
                     The Ritz-Carlton, Dearborn........   308
                     Detroit Livonia...................   224
                     Detroit Romulus...................   245
                     Detroit Southfield................   226
                   Minnesota
                     Minneapolis City Center...........   583
                     Minneapolis Southwest(2)..........   321
                   Missouri
                     Kansas City Airport(1)............   382
                   New Hampshire
                     Nashua............................   251
                   New Jersey
                     Hanover...........................   353
                     Newark Airport(1).................   591
                     Park Ridge(1).....................   289
                   New Mexico
                     Albuquerque(1)....................   411
                   New York
                     Albany(2).........................   359
                     New York Financial Center.........   504
                     New York Marquis(1)............... 1,944
                     Swissotel, The Drake..............   494
                   North Carolina
                     Charlotte Executive Park..........   298
                     Greensboro/Highpoint(1)...........   299
                     Raleigh Crabtree Valley...........   375
                     Research Triangle Park............   224
                   Ohio
                     Dayton............................   399
                   Oklahoma
                     Oklahoma City.....................   354
                     Oklahoma City Waterford...........   197

                 Location                                Rooms
                 --------                                -----
                 Oregon
                   Portland.............................   503
                 Pennsylvania
                   Four Seasons, Philadelphia...........   364
                   Philadelphia Convention Center(1)(2). 1,408
                   Philadelphia Airport(1)..............   419
                 Tennessee
                   Memphis..............................   403
                 Texas
                   Dallas/Fort Worth Airport............   492
                   Dallas Quorum(1).....................   547
                   Houston Airport(1)...................   565
                   Houston Medical Center(1)............   386
                   JW Marriott Houston..................   514
                   Plaza San Antonio(1).................   252
                   San Antonio Rivercenter(1)........... 1,001
                   San Antonio Riverwalk(1).............   512
                 Utah
                   Salt Lake City(1)....................   510
                 Virginia
                   Dulles Airport(1)....................   368
                   Fairview Park........................   395
                   Hyatt Regency, Reston................   514

                Location                                 Rooms
                --------                                 ------
                Virginia (continued)
                  Key Bridge(1).........................    586
                  Norfolk Waterside(1)..................    404
                  Pentagon City Residence Inn...........    299
                  The Ritz-Carlton, Tysons Corner(1)....    398
                  Washington Dulles Suites..............    254
                  Westfields............................    335
                  Williamsburg..........................    295
                Washington
                  Seattle SeaTac Airport................    459
                Washington, DC
                  Washington Metro Center...............    456
                Canada
                  Calgary...............................    380
                  Toronto Airport(2)....................    423
                  Toronto Eaton Center(1)...............    459
                  Toronto Delta Meadowvale..............    374
                Mexico
                  JW Marriott Hotel, Mexico City (2)(3).    312
                  Mexico City Airport Hotel (2)(3)......    600
                                                         ------
                TOTAL................................... 58,009
                                                         ======

--------
(1) The land on which this hotel is built is leased under one or more long-term lease agreements.
(2) This property is not wholly owned by the operating partnership.
(3) This property is not leased to the TRS.

Other Real Estate Investments

   In addition to our 122 full-service hotels, we maintain investments in general and/or limited partner interests in partnerships that in the aggregate own 2 full-service hotels and 158 limited service hotels, as well as other real estate investments, the operations of which we do not consolidate. During 2001, our EBITDA from these partnership investments was less than 1% of our total EBITDA. Typically, we and certain of our subsidiaries manage our investments and, through a combination of general and limited partnership and limited liability company interests, conduct the venture's or partnership's business. As of December 31, 2001, the combined balance sheets of these investments included approximately $1.7 billion in assets and $1.3 billion in debt, principally mortgages. All partnership investments in which we do not own a controlling interest are accounted for using the equity method, and, accordingly, do not consolidate the debt or assets on our balance sheet. All of the debt of those partnerships is non-recourse to us and our subsidiaries.

   The hotels owned by the partnerships are currently operated under management agreements with Marriott International or its subsidiaries. As the general partner, we oversee and monitor Marriott International and its subsidiaries' performance pursuant to these agreements. Additionally, we are responsible for the payment of partnership obligations from partnership funds, preparation of financial reports and tax returns and communications with lenders, limited partners and regulatory bodies. As the general partner, we are reimbursed for the cost of providing these services subject to limitations in certain cases. Cash distributions provided from these partnerships are tied to the overall performance of the underlying properties and the overall level of debt. Distributions from these partnerships to us were $8.8 million in 2001 and $1.3 million in 2000. There were no distributions in 1999.

   On March 1, 2002, we mailed a consent solicitation to the limited partners of Marriott Residence Inn Limited Partnership, in which we own a 1% general partnership interest, relating to the sale of the partnership to a third party. The partnership owns 15 Residence Inn hotels. We have received sufficient votes as of March 20, 2002 to approve the sale subject to normal and customary closing conditions, and we anticipate the sale to close during the second quarter of 2002. Additionally, we are currently in discussions to sell the Marriott Residence Inn II Limited Partnership, which owns 23 Residence Inn hotels, including our 1% general partnership interest. The proceeds to us from the sale of these partnerships, if any, would not be material.

   Effective August 16, 2001, we sold our limited partnership interests in the Fairfield Inn Limited Partnership for an immaterial amount and withdrew as general partner, eliminating any further role in the partnership. Additionally, Mutual Benefit/Marriott Hotel Associates-I L.P., a partnership of which Host REIT is general partner and the owner of the Richmond Marriott Hotel, filed for Chapter 11 bankruptcy protection in December 2001. Host REIT is currently in discussions with the City of Richmond, other independent parties, and the primary lender regarding restructuring the partnership.

   As a result of the consolidation of Rockledge during March 2001, we own a 49% interest in the partnership that owns the 36-hole Greg Norman-designed golf course surrounding our Ritz-Carlton, Naples Golf Resort. As previously discussed, during 2000 we acquired a non-controlling interest in the partnership that owns the 772-room J.W. Marriott Hotel in Washington, D.C. for $40 million. This partnership has $95 million in debt that is non-recourse to Host Marriott.

   Courtyard Joint Venture. In March 2000, Rockledge formed a joint venture with Marriott International to acquire and hold the partnership interests in the Courtyard by Marriott Limited Partnership ("CBM I") and Courtyard by Marriott II Limited Partnership ("CBM II"), which together own 120 Courtyard by Marriott properties totaling 17,559 rooms. The formation of the joint venture and the acquisition of the CBM I and CBM II partnership interests was effected as part of a settlement of litigation brought against Host Marriott and Marriott International by CBM I and CBM II limited partners. For our 50% interest in the joint venture the operating partnership and Rockledge contributed $90 million and the CBM I and CBM II partnership interests that we already owned. The joint venture acquired the partnership interests in CBM I and CBM II for an aggregate payment in cash of $372 million, which was funded by our cash contribution together with Marriott International's cash contribution and $200 million of non-recourse mezzanine debt provided by Marriott International to the joint venture. Additionally, the joint venture has approximately $735 million of debt, all of which is non-recourse to and not guaranteed by Host Marriott, that consists of the following: 1) The $287 million mortgage maturing April 2012 requiring monthly payments of principal and interest at a fixed interest rate of 7.865% which is secured by the 50 hotels owned by CBM I. 2) The $127 million senior notes maturing February 2008 requiring semiannual interest payments at a fixed interest rate of 10.75%. The notes are secured by a first priority pledge of CBM II of its general and limited partnership interests. 3) The $321 million multi-class commercial mortgage pass-through certificates maturing January 2013 requiring monthly payments of principal and interest at weighted average interest rate of 7.8%, which is secured by first priority mortgage liens on the 69 hotels owned by CBM
II. Each of the joint venture's 120 hotels is operated by Marriott International pursuant to long-term management agreements. Since we do not control the Courtyard joint venture, we record our investment using the equity method of accounting.

   HPT Leases. Prior to 1997, we divested certain limited-service hotel properties through the sale and leaseback of 53 Courtyard properties and 18 Residence Inn properties to Hospitality Properties Trust ("HPT"). The Courtyard and Residence Inn properties are subleased to subsidiaries of Crestline under sublease agreements and are managed by Marriott International under long-term management agreements. Revenues for these 71 properties of $77 million, $83 million and $80 million for 2001, 2000 and 1999, respectively, are reflected in our rental income. Rental payments to HPT totaled $72 million, $74 million and $71 million for 2001, 2000 and 1999, respectively.

   Other Real Estate Activities. We conduct lease activity related to approximately 249,000 square feet of office space in four buildings that we own in Atlanta, Chicago and San Francisco which is included in rental income in our statements of operations. Additionally, we have lease and sublease activity relating to Host Marriott's former restaurant operations for which we remain contingently liable. As of December 31, 2001, the expected sublease rental income for the restaurant operations exceeded our contingent lease liability. We also have guarantees related to certain divested restaurant properties. The guarantees totaled $57 million and

$68 million as of December 31, 2001 and 2000, respectively. We consider the likelihood of any payments under any of these lease guarantees or contingencies to be remote.

   During 2001, we recorded interest on a note relating to the 1994 sale of 26 Fairfield Inns under the cost recovery method.

   For a more detailed discussion of our other real estate investments, which includes a summary of the outstanding debt balances of our affiliates, see Note 4 to the Consolidated Financial Statements, "--Investments in and Receivables from Affiliates."

Environmental and Regulatory Matters

   Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or business may be operated, and these restrictions may require expenditures. In connection with our current or prior ownership or operation of hotels, we may be potentially liable for any such costs or liabilities. Although we are currently not aware of any material environmental claims pending or threatened against us, we can offer no assurance that a material environmental claim will not be asserted against us.

Material Agreements

   Our hotels are managed and operated by third parties pursuant to management agreements with our subsidiaries to which we have leased our hotels. The initial term of our management agreements is generally 15 to 20 years in length with multiple renewal terms. As of March 1, 2002, 101 of our hotels are managed by Marriott International or its affiliates as Marriott or Ritz-Carlton hotels. The following is a brief summary of the material terms typical to our current management agreements, an example of which has been filed with the Securities & Exchange Commission as an exhibit to this report.

  . General. Under each management agreement, the manager provides complete management services to the applicable lessee with respect to management of such lessee's hotels.

  . Operational services. The managers have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers' technical and operational experts and promoting and publicizing of the hotels. The manager receives compensation in the form of a base management fee and an incentive management fee, typically calculated as percentages of gross revenues and operating profits, respectively. The incentive management fee typically is paid only after an agreed upon return has been paid to our lessee subsidiary from the remaining profit to the hotel.

  . Executive supervision and management services. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections, provide other administrative and accounting support services to the hotel, such as planning and policy services, financial planning, divisional financial services, risk planning services, product planning and development, employee planning, corporate executive management, legislative and governmental representation and certain in-house legal services; and protect trademarks, trade-names and service marks. The manager also provides a national reservations system.

  . Chain services. The management agreements require the manager to furnish chain services that are furnished generally on a central basis. Such services include: (1) the development and operation of computer systems and reservation services, (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation costs of regional personnel and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group level. Costs and expenses incurred by the manager in providing such services are allocated among all hotels managed by the manager or its affiliates.


  . Working capital and fixed asset supplies. Our management agreements typically require us to maintain working capital for each hotel and to fund the cost of fixed asset supplies such as linen and other similar items. We are also responsible for providing funds to meet the cash needs for the hotel operations of the hotels if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels.

  . FF&E replacements. The management agreements generally provide that once each year the manager will prepare a list of furniture, fixtures and equipment (FF&E) to be acquired and certain routine repairs to be performed in the next year and an estimate of the funds that are necessary therefor, subject to our review or approval. Under the agreement, we are required to provide to the manager all necessary FF&E for the operation of the hotels (including funding any required FF&E replacements). For purposes of funding the FF&E replacements, a specified percentage of the gross revenues of the hotel is deposited by the manager in an escrow account (typically 5%). However, for 38 of our hotels, we have entered into an agreement with Marriott International to allow us to fund such expenditures directly as incurred from a consolidated account subject to maintaining a balance of the greater of $15 million or 40% of the total contributions made in the prior year to the reserve account at all times in the account used for such expenditures.

  . Building alterations, improvements and renewals. The management agreements require the manager to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager's reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition.

  . Sale of the hotel. Most of the management agreements limit our ability to sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager, and unless the transferee assumes the related management agreements and meets specified other conditions.

  . Service marks. During the term of the management agreements, the service mark, symbols and logos currently used by the manager, such as Marriott International, Ritz-Carlton, Four Seasons, Hyatt and Swissotel, may be used in the operation of the hotel. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

  . Termination fee. Most of the management agreements provide that if the management agreement is terminated prior to its full term due to casualty, condemnation or the sale of the hotel, the manager would receive a termination fee.

  . Termination for failure to perform. Most of the management agreements may be terminated based upon a failure to meet certain financial performance criteria, subject to the manager's right to prevent such termination by making specified payments to us based upon the shortfall in such criteria.

   We are currently negotiating with Marriott International certain changes to the management and other agreements for our Marriott-managed hotels. If made, the changes, which remain subject to the consent of various lenders to the properties and other third parties, would be effective as of December 29, 2001. There can be no assurance that the negotiations will be successful, that the changes will be made in substantially the form described below or that we will receive the necessary consents to implement the amendments. The amendments to the management agreements that are under discussion include the following:

  . Providing additional approval rights relating to the annual operating budgets and FF&E estimates;

  . Reducing certain expenses to the properties and lowering our working capital requirements;

  . Clarifying the circumstances and conditions under which Marriott International and its affiliates may earn a profit on transactions with the hotels, in addition to the amounts that Marriott International earns through its base and incentive management fees;

  .  Enhancing territorial restrictions for certain hotels;

  . Reducing the incentive management fees that we pay on our portfolio of Marriott-managed hotels;

  . Expanding the pool of hotels that are subject to an existing agreement that allows us to sell certain assets without a Marriott International management agreement, and revising the method for determining the number of hotels that may be sold without a Marriott International management agreement or a franchise agreement, and, in each case, without the payment of a termination fee; and

  . Terminating Marriott International's right to purchase up to 20% of each class of Host REIT's outstanding voting shares upon certain changes of control and clarifying existing provisions in the management agreements that limit our ability to sell a hotel or our company to a competitor of Marriott International.

Employees

   We have 199 employees at March 1, 2002, including approximately 14 employees who are covered by a collective bargaining agreement that is subject to review and renewal on a regular basis. We believe that we and our managers generally have good relations with labor unions and have not experienced any material business interruptions as a result of labor disputes.

RISK FACTORS

   Prospective investors should carefully consider, among other factors, the material risks described below.

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

   If a holder of OP Units redeems OP Units, the original receipt of the OP Units may be subject to tax. If a holder of OP Units redeems OP Units, particularly within two years of receiving them, there is a risk that the original receipt of the OP Units may be treated as a taxable sale under the ''disguised sale'' rules of the Internal Revenue Code. Subject to several exceptions, the tax law generally provides that a partner's contribution of property to a partnership and a simultaneous or subsequent transfer of money or other consideration from the partnership to the partner will be presumed to be a taxable sale. In particular, if money or other consideration is transferred by a partnership to a partner within two years of the partner's contribution of property, the transactions are presumed to be a taxable sale of the contributed property unless the facts and circumstances clearly establish that the transfers are not a sale. On the other hand, if two years have passed between the original contribution of property and the transfer of money or other consideration, the transactions will not be presumed to be a taxable sale unless the facts and circumstances clearly establish that they should be.

   Differences between an investment in shares of common stock and OP Units may affect redeeming holders of OP Units. If a holder of OP Units elects to redeem OP Units, we will determine whether the holder receives cash or shares of our common stock in exchange for the OP Units. Although an investment in shares of Host REIT's common stock is substantially similar to an investment in OP Units, there are some differences between ownership of OP Units and ownership of common stock. These differences include form of organization, management structure, voting rights, liquidity and federal income taxation, some of which may be material to investors.

   There are possible differing fiduciary duties of Host REIT, as the general partner, and the Board of Directors of Host REIT. Host REIT, as the general partner of the operating partnership, and the Board of Directors of Host REIT, respectively, owe fiduciary duties to their constituent owners. Although some courts have interpreted the fiduciary duties of the Board of Directors in the same way as the duties of a general partner in a limited partnership, it is unclear whether, or to what extent, there are differences in such fiduciary duties. It is possible that the fiduciary duties of the directors of Host REIT to the shareholders may be less than those of Host REIT, as the general partner of the operating partnership, to the holders of OP Units.

   We expect to make distributions to Host REIT even when we cannot otherwise make restricted payments under the indenture and the bank credit facility. Even though we expect generally to be prohibited from making restricted payments under the indenture, based upon our estimates of taxable income for 2002, we expect to be able to make distributions to Host REIT under the indenture and the bank credit facility.

   Under the indenture, we are only allowed to make restricted payments if, at the time we make such a restricted payment, we are able to incur at least $1.00 of indebtedness under the "Limitation on Incurrence of Indebtedness and Issuance of Disqualified Stock" covenant. If our consolidated coverage ratio becomes less than 2.0 to 1.0, as we currently anticipate, we will not be able to incur $1.00 of additional indebtedness and, thus, will not be able to make any restricted payments until we comply with the covenant.

   Even when we are unable to make restricted payments during the period that our consolidated coverage ratio is less than 2.0 to 1.0, the indenture permits us to make permitted REIT distributions, which are any distributions (1) to Host REIT that are necessary to maintain Host REIT's status as a REIT under the Internal Revenue Code or to satisfy the distributions required to be made by reason of Host REIT's making of the election provided for in Notice 88-19 (or Treasury regulations issued pursuant thereto) if the aggregate principal amount of all of our outstanding indebtedness (other than our convertible debt obligations to Host REIT pertaining to its QUIPs) and that of our restricted subsidiaries, on a consolidated basis, at such time is less than 80% of Adjusted Total Assets (as defined in the indenture) and (2) to certain other holders of our partnership units where such distribution is required as a result of, or a condition to, the payment of distributions to Host REIT.

   We intend, during the period that we are unable to make restricted payments under the indenture and under similar restrictions under the bank credit facility, to continue our practice of distributing quarterly, based on our current estimates of taxable income for any year, an amount of our available cash sufficient to enable Host REIT to pay quarterly dividends on its preferred stock (and, to the extent permitted under the bank credit facility, on its common stock) in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code. In the event that we make distributions to Host REIT in amounts in excess of those necessary for Host REIT to maintain its status as a REIT, we will be in default under this indenture.

Risks of Ownership of Host REIT Common Stock

   There are limitations on the acquisition of Host REIT common stock and changes in control. The charter and bylaws of Host REIT, our partnership, Host REIT's shareholder rights plan, the Maryland General Corporation Law and certain contracts contain a number of provisions that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for Host REIT's shareholders or otherwise be in their best interests, including the following:

      Ownership limit. The 9.8% ownership limit described under "Risk Factors--Risks of Ownership of Our Common Stock--There are possible adverse consequences of limits on ownership of our common stock" may have the effect of precluding a change in control of us by a third party without the consent of Host REIT's Board of Directors, even if the change in control would be in the interest of Host REIT's shareholders, and even if the change in control would not reasonably jeopardize Host REIT's REIT status.

      Staggered board. Host REIT's Board of Directors consists of eight members, but Host REIT's charter provides that the number of directors may be increased or decreased according to Host REIT's bylaws, provided that the total number of directors is not less than three nor more than 13. Pursuant to Host REIT's bylaws, the number of directors will be fixed by Host REIT's Board of Directors within the limits in Host REIT's charter. Host REIT's Board of Directors is divided into three classes of directors. Directors for each class are chosen for a three-year term when the term of the current class expires. The staggered terms for directors may affect Host REIT shareholders' ability to effect a change in control of Host REIT, even if a change in control would be in the interest of Host REIT's shareholders.

      Removal of board of directors. Host REIT's charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than Host REIT's common stock, directors may be removed only for cause and only by the affirmative vote of Host REIT shareholders holding at least two-thirds of Host REIT's outstanding shares entitled to be cast for the election of directors. Vacancies on the Board of Directors may be filled by the concurring vote of a majority of the remaining directors and, in the case of a vacancy resulting from the removal of a director by Host REIT's shareholders, by at least two-thirds of all the votes entitled to be cast in the election of directors.

      Preferred shares; classification or reclassification of unissued shares of capital stock without shareholder approval. Host REIT's charter provides that the total number of shares of stock of all classes which Host REIT has authority to issue is 800,000,000, initially consisting of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 14,140,000 shares of preferred stock were issued and outstanding as of March 1, 2002. Host REIT's Board of Directors has the authority, without a vote of shareholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. The issuance of preferred shares or other shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of Host REIT's shareholders. Because Host REIT's Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, Host REIT's Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of Host REIT's common stock.

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

      Maryland business combination law. Under the Maryland General Corporation Law, specified "business combinations," including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation's then outstanding shares, or an "interested shareholder," or an affiliate of the interested shareholder are prohibited for five years after the most recent date in which the interested shareholder becomes an interested shareholder. Thereafter, any of these specified business combinations must be approved by 80% of outstanding voting shares, and by two-thirds of voting shares other than voting shares held by an interested shareholder unless, among other conditions, the corporation's common shareholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder. Host REIT is subject to the Maryland business combination statute.

      Maryland control share acquisition law. Under the Maryland General Corporation Law, "control shares" acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror and by officers or directors who are employees of the corporation. "Control shares" are voting shares which, if aggregated with all other voting shares previously acquired by the acquiror or over which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-fifth or more but less than one-third, (2) one-third or more but less than a majority or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A "control share acquisition" means the acquisition of control shares, subject to specified exceptions. Host REIT is subject to these control share provisions of Maryland law, subject to an exemption for Marriott International pursuant to its purchase right discussed below. See "Risk Factors--Risks of Ownership of Our Common Stock--There are limitations on the acquisition of our common stock and changes in control--Marriott International purchase right."

      Merger, consolidation, share exchange and transfer of our assets. Pursuant to Host REIT's charter, subject to the terms of any outstanding class or series of capital stock, Host REIT can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer our assets within the meaning of the Maryland General Corporation Law if approved (1) by Host REIT's Board of Directors in the manner provided in the Maryland General Corporation Law and
   (2) by Host REIT's shareholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of Host REIT with or into a trust organized for the purpose of changing our form of organization from a corporation to a trust requires only the approval of Host REIT's shareholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specified mergers may be approved without a vote of shareholders and a share exchange is only required to be approved by a Maryland corporation by its Board of Directors. Host REIT's voluntary dissolution also would require approval of shareholders holding two-thirds of all the votes entitled to be cast on the matter.

      Amendments to Host REIT's charter and bylaws. Host REIT's charter contains provisions relating to restrictions on transferability of Host REIT's common stock, the classified Board of Directors, fixing the size of Host REIT's Board of Directors within the range set forth in Host REIT's charter, removal of directors and the filling of vacancies, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host REIT's shareholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, Host REIT's charter and bylaws provide that directors have the exclusive right to amend our bylaws. Amendments of this provision of Host REIT's charter also would require action of Host REIT's Board of Directors and approval by shareholders holding two-thirds of all the votes entitled to be cast on the matter.

      Marriott International purchase right. As a result of our spin-off of Marriott International in 1993, Marriott International has the right to purchase up to 20% of each class of Host REIT's outstanding voting shares at the then fair market value when specific change of control events involving Host REIT occur, subject to specified limitations to protect Host REIT's REIT status. The Marriott International purchase right may have the effect of discouraging a takeover of Host REIT, because any person considering acquiring a substantial or controlling block of Host REIT's common stock will face the possibility that its ability to obtain or exercise control would be impaired or made more expensive by the exercise of the Marriott International purchase right. In connection with our negotiations with Marriott International on changes to our management agreements, we are discussing terminating this right and clarifying existing provisions in the management agreements that currently limit our ability to sell a hotel or the company to a competitor of Marriott International.

      Shareholder rights plan. Host REIT adopted a shareholder rights plan which provides, among other things, that when specified events occur, Host REIT's shareholders will be entitled to purchase from Host REIT a newly created series of junior preferred shares, subject to Host REIT's ownership limit described below. The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person's becoming the beneficial owner of 20% or more of Host REIT's outstanding common stock. The preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire Host REIT on terms not approved by Host REIT's Board of Directors.

   There are possible adverse consequences of limits on ownership of Host REIT common stock. To maintain its qualification as a REIT for federal income tax purposes, not more than 50% in value of Host REIT's outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include some entities. In addition, a person who owns, directly or by attribution, 10% or more of an interest in a tenant of Host REIT, or a tenant of any partnership in which Host REIT is a partner, cannot own, directly or by attribution, 10% or more of Host REIT's shares without jeopardizing Host REIT's qualification as a REIT. Primarily to facilitate maintenance of Host REIT's qualification as a REIT for federal income tax purposes, the ownership limit under Host REIT's charter prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group, of more than 9.8% of the issued and outstanding shares of our common stock, subject to an exception for shares of Host REIT's common stock held prior to Host REIT's conversion into a REIT (referred to as the "REIT conversion") so long as the holder would not own more than 9.9% in value of Host REIT's outstanding shares after the REIT conversion, and prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person, or persons acting as a group, of more than 9.8% of the issued and outstanding shares of any class or series of Host REIT's preferred shares. Together, these limitations are referred to as the "ownership limit." Host REIT's Board of Directors, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as "individuals" for purposes of the Internal Revenue Code if the Board of Directors is satisfied, based upon information required to be provided by the party seeking the waiver and, if it determines necessary or advisable, upon an opinion of counsel satisfactory to Host REIT's Board of Directors, that ownership in excess of this limit will not cause a person who is an individual to be treated as owning shares in excess of the ownership limit, applying the applicable constructive ownership rules, and will not otherwise jeopardize Host REIT's status as a REIT for federal income tax purposes (for example, by causing any of Host REIT's tenants to be considered a "related party tenant" for purposes of the REIT qualification rules). Common stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the person who acquired the common stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of common stock or to receive any proceeds from the subsequent sale of the common stock in excess of the lesser of the price paid for the common stock or the amount realized from the sale. A transfer of shares of Host REIT's common stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of Host REIT's common stock in excess of the ownership limit. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect the shareholders' ability to realize a premium over the then-prevailing market price for Host REIT's common stock in connection with such transaction.

   We depend on external sources of capital for future growth. As with other REITs, but unlike corporations generally, Host REIT's ability to reduce our debt and finance our growth largely must be funded by external sources of capital because Host REIT generally will have to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income which it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Our access to external capital will depend upon a number of factors, including general market conditions, the market's perception of our growth potential, our current and potential future earnings, cash distributions and the market price of Host REIT common stock.

   Shares of Host REIT's common stock that are or become available for sale could affect the price for shares of Host REIT common stock. Sales of a substantial number of shares of Host REIT's common stock, or the perception that sales could occur, could adversely affect prevailing market prices for Host REIT's common stock. In addition, holders of our OP Units who redeem their OP Units and receive common stock upon redemption will be able to sell those shares freely, unless the person is our affiliate and resale of the affiliate's shares is not covered by an effective registration statement. As of December 31, 2001, there were approximately 21.6 million OP Units outstanding (not including OP Units held directly or indirectly by Host REIT), all of which are currently redeemable. Further, a substantial number of shares of Host REIT's common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans, including shares of Host REIT's common stock reserved for options, and these shares of common stock would be available for sale in the public markets from time to time pursuant to exemptions from registration or upon registration. Moreover, the issuance of additional shares of Host REIT's common stock by us in the future would be available for sale in the public markets. We can make no prediction about the effect that future sales of Host REIT's common stock would have on the market price of Host REIT's common stock.

   Host REIT's earnings and cash distributions will affect the market price of shares of Host REIT's common stock. We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and is secondarily based upon the value of the underlying assets. For that reason, shares of Host REIT's common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to Host REIT's shareholders, these retained funds, while increasing the value of our underlying assets, may negatively affect the market price of Host REIT's common stock. Our failure to meet the market's expectation with regard to future earnings and cash distributions would likely adversely affect the market price of Host REIT's common stock.

   Market interest rates may affect the price of shares of Host REIT's common stock. We believe that one of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher distribution rate. Thus, higher market interest rates could cause the market price of Host REIT's shares to go down.

Risks of Operation

   Our revenues and the value of our properties are subject to conditions affecting the lodging industry. Our revenues and the value of our properties are subject to conditions affecting the lodging industry. These include:

  .  changes in the national, regional and local economic climate

  .  changes in business and pleasure travel

  . local conditions such as an oversupply of hotel properties or a reduction in demand for hotel rooms

  . the attractiveness of our hotels to consumers and competition from comparable hotels

  .  the quality, philosophy and performance of the managers of our hotels

  . changes in room rates and increases in operating costs due to inflation and other factors and

  .  the need to periodically repair and renovate our hotels.

   As a result of the effects of the economic recession and the September 11, 2001 terrorist attacks, the lodging industry has experienced a significant decline in business caused by a reduction in travel for both business and pleasure. We currently expect that the decline in operating levels will continue in 2002. Additionally, as a result of the September 11 terrorist attacks and the collapse of the World Trade Center Towers, our New York World Trade Center Marriott hotel was destroyed. We also sustained considerable damage to a second property, the New York Marriott Financial Center hotel.

   Room revenues of our hotels decreased during 2001 as a result of the continuing economic recession. For the year ended December 31, 2001 our comparable RevPAR decreased 13.0% due to a decrease in occupancy of 7.7 percentage points to 70.0% combined with a decline in the average room rate of 3.5% to $151.02.

   During the 4-week period subsequent to the events of September 11, 2001, our hotels recorded average weekly occupancy rates of 38% to 63%. During that period, we had a very high level of large group cancellations which represented approximately $70 million in future revenue primarily affecting our luxury and larger convention hotels. This period was not representative of the remainder of the fourth quarter. However, our results from operations for the fourth quarter of 2001 did reflect a 28.3% decline in RevPAR when compared to the fourth quarter of 2000. We have been actively working with the managers of our hotels to reduce the operating costs of our hotels, as well as to provide economic incentives to individuals and business travelers in selected markets to increase demand. In addition, based on our assessment of the current operating environment and to conserve capital, we have reduced or suspended certain capital expenditure projects.

   As a result of a gradual return to more normal levels of business, we have begun to see modest improvements in occupancy and average room rates, though they remain below prior year levels. However, our fourth quarter results for 2001 were significantly lower than the fourth quarter of 2000. There can be no assurance that the current economic recession will not continue for an extended period of time and that it will not significantly affect our operations.

   If, as a result of conditions such as those referenced above affecting the lodging industry, our assets do not generate income sufficient to pay our expenses, we will be unable to service our debt and maintain our properties.

   Thirty-one of our hotels and assets related thereto are subject to mortgages in an aggregate amount of approximately $2.3 billion. If these hotels do not produce adequate cash flow to service the debt represented by such mortgages, the mortgage lenders could foreclose on such assets and we would lose such assets; however, the debt is non-recourse to us. If the cash flow on such properties were not sufficient to provide us with an adequate return, we could opt to allow such foreclosure rather than making necessary mortgage payments with funds from other sources.

   Our expenses may remain constant even if our revenue drops. The expenses of owning property are not necessarily reduced when circumstances like market factors and competition cause a reduction in income from the property. Because of the effects of the September 11, 2001 terrorist attacks and the current economic recession, we are working with our managers to substantially reduce the operating costs of our hotels. In addition, based on our assessment of the current operating environment, and in order to conserve capital, we have reduced or suspended certain capital expenditure projects. Nevertheless, our financial condition could be adversely affected by the following costs:

    .  interest rate levels

    .  debt service levels (including on loans secured by mortgages)

    .  the availability of financing

    . the cost of compliance with government regulation, including zoning and tax laws and

    . changes in governmental regulations, including those governing usage, zoning and taxes.

   If we are unable to reduce our expenses to reflect our current reduction in revenue and the reduction that we expect in the future, our business will be adversely affected.

   We do not control our hotel operations, and we are dependent on the managers of our hotels. Because federal income tax laws restrict REITs and their subsidiaries from operating a hotel, we do not manage our hotels. Instead, we retain third-party managers including, among others, Marriott International, Hyatt, Four Seasons and Swissotel, to manage our hotels pursuant to management agreements. Our income from the hotels may be adversely affected if the managers fail to provide quality services and amenities and competitive room rates at our hotels or fail to maintain the quality of the hotel brand names. While HMT Lessee LLC, a taxable REIT subsidiary of ours that is the lessee of substantially all of our full-service properties, monitors the hotel managers' performance, we have limited specific recourse if we believe that the hotel managers are not performing adequately. Underperformance by our hotel managers could adversely affect our results of operations.

   Our relationships with our hotel managers are primarily contractual in nature, although certain of our managers owe fiduciary duties to us under applicable law. We are in discussions with various managers of our hotels regarding their performance under management agreements for our hotels. We have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we also occasionally may engage in litigation with our managers. For example, we are currently engaged in litigation with Swissotel, the manager of four of our hotels. If we fail to reach satisfactory resolution with respect to any disputes, the operation of our hotels could be adversely affected.

   Our relationship with Marriott International may result in conflicts of interest. Marriott International, a public hotel management company, and its affiliates, manages or franchises 110 of our 122 hotels. In addition, Marriott International manages and in some cases may own or be invested in hotels that compete with our hotels. As a result, Marriott International may make decisions regarding competing lodging facilities that it manages that would not necessarily be in our best interests. Richard E. Marriott is Host REIT's Chairman of the Board and has served as a director of Marriott International since 1993. He has announced his intention to not stand for reelection to the Board of Directors of Marriott International in May 2002. His brother, J.W. Marriott, Jr. has been a member of Host REIT's Board of Directors since 1964 and has announced that he will not stand for reelection at the end of his term in May 2002. J.W. Marriott, Jr. also serves as a director and an executive officer of Marriott International. J.W. Marriott, Jr. and Richard E. Marriott beneficially owned, as determined for securities law purposes, as of January 31, 2002, approximately 12.7% and 12.3%, respectively, of the outstanding shares of common stock of Marriott International. As a result, J.W. Marriott, Jr. and Richard E. Marriott have potential conflicts of interest as Host REIT's directors when making decisions regarding Marriott International, including decisions relating to the management agreements involving the hotels and Marriott International's management of competing lodging properties.

   Host REIT's Board of Directors follows policies and procedures intended to limit the involvement of J.W. Marriott, Jr. and Richard E. Marriott in conflict situations, including requiring them to abstain from voting as directors on matters which present a conflict between the companies. If appropriate, these policies and procedures will apply to other directors and officers.

   We have substantial leverage. We have a significant amount of indebtedness that could have important consequences. It currently requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions to our shareholders and other general purposes. Additionally, it could:

    . limit our ability in the future to undertake refinancings of our debt or obtain financing for expenditures, acquisitions, development or other general business purposes on terms and conditions acceptable to us, if at all, or
    . affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

   If our cash flow and working capital were not sufficient to fund our expenditures or service our indebtedness, we would have to raise additional funds through:

    .  the sale of our equity
    . the incurrence of additional permitted indebtedness or . the sale of our assets.

   We cannot assure you that any of these sources of funds would be available to us or, if available, would be on terms that we would find acceptable or in amounts sufficient for us to meet our obligations or fulfill our business plan. For example, under the terms of our bank credit facility, the proceeds from these activities must be used to repay amounts outstanding and may not be otherwise available for our use.

   There is no charter or by-law restriction on the amount of debt we may incur. There are no restrictions in our organizational documents that limit the amount of indebtedness that we may incur. However, our existing debt instruments contain restrictions on the amount of indebtedness that we may incur. If we became more highly leveraged, our debt service payments would increase and our cash flow and our ability to service our debt and other obligations might be adversely affected.

   The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks. The documents governing the terms of our senior notes and bank credit facility contain covenants that place restrictions on us and our subsidiaries. The activities upon which such restrictions exist include, but are not limited to:

    .  acquisitions, merger and consolidations
    .  the incurrence of additional debt
    .  the creation of liens
    .  the sale of assets
    .  capital expenditures
    .  raising capital
    .  the payment of dividends and
    .  transactions with affiliates.

   In addition, certain covenants in our bank credit facility require us and our subsidiaries to meet financial performance tests. The restrictive covenants in the indenture, the bank credit facility and the documents governing our other debt (including our mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt or a significant increase in the interest rates on our debt, either of which could adversely affect our operations and ability to maintain adequate liquidity.

   As a result of the effects on our business of the economic recession and the events of September 11, 2001, we anticipate that in the future we may fail to comply with certain financial covenants under the documents governing certain of our indebtedness. As a result of the effects on our business of the economic recession and the events of September 11, 2001, we have entered into an amendment to our bank credit facility, effective November 19, 2001, which among other things:

  . adjusts certain financial covenants so as to require us to meet less stringent levels in respect of (a) a minimum consolidated interest coverage ratio and a minimum unsecured interest coverage ratio until September 6, 2002 and (b) the maximum leverage ratio through August 15, 2002

  . suspends until September 6, 2002 the minimum fixed charge coverage ratio test that we must meet

  . limits draws under the revolver portion of our bank credit facility to (a) $50 million in the first quarter of 2002 and (b) up to $25 million in the second quarter of 2002 (but only if draws in the second quarter of 2002 do not cause the aggregate amount drawn in 2002 and then outstanding to exceed $25 million) and

  .  increases the interest rate based on higher leverage levels.

   In addition, the amendment imposes restrictions and requirements through August 15, 2002 which include, among others:

  . restricting Host REIT's ability to pay dividends on equity securities and our convertible debt obligations unless projections indicate such payment is necessary to maintain its REIT status and/or unless we are below certain leverage levels

  . restricting our ability to incur additional indebtedness and requiring that we apply all net proceeds of permitted incurrences of indebtedness to repay outstanding amounts under the bank credit facility

  . requiring Host REIT to apply all net proceeds from capital contributions to us or from sales of equity by Host REIT to repay outstanding amounts under the bank credit facility

  . requiring us to use all net proceeds from the sale of assets to repay indebtedness under the bank credit facility

  . restricting our ability to make acquisitions and investments unless the asset to be acquired has a leverage ratio of 3.5 to 1.0 or below

  .  restricting our investments in subsidiaries and

  .  restricting our capital expenditures.

   The amendment also permits us (i) to retain in escrow any casualty insurance proceeds that we receive from insurance policies covering the New York World Trade Center Marriott and the New York Marriott Financial Center until such proceeds are applied toward the restoration of the New York Marriott Financial Center and the construction of a new hotel that replaces the New York World Trade Center Marriott, or (ii) to apply such insurance proceeds to the payment of amounts due to certain third parties, including the New York World Trade Center Marriott ground lessor, mortgage lender and Marriott International as manager. Any proceeds (other than business interruption insurance proceeds) not so used would be used to repay amounts outstanding under the bank credit facility. The amendment also allows us to include business interruption proceeds that we receive for the New York World Trade Center Marriott and the New York Marriott Financial Center hotels in our calculation of consolidated EBITDA for purposes of our financial covenants.

   We intend to amend or replace the bank credit facility prior to August 15, 2002. There can be no assurance that we will be able to amend or replace the bank credit facility on terms any more favorable than those currently in effect, if at all. Any default under the bank credit facility or any successor credit facility that results in an acceleration of its final stated maturity could constitute an event of default under the indenture with respect to all outstanding series of senior notes issued thereunder.

   We are currently in compliance with the terms and restrictive covenants of our bank credit facility. As a result of entering into the recent amendment, and obtaining the relief from the financial covenants described above, we expect to remain in compliance with our bank credit facility through at least August 15, 2002, the date after which our maximum leverage ratio will return to the levels that were in effect prior to this amendment. We anticipate that, if adverse operating conditions continue at currently forecasted levels, we will not be able to comply with the leverage ratio applicable after August 15, 2002 or other financial tests applicable at the end of our third quarter of 2002 (September 6, 2002). If we fail to comply with the leverage ratio or any other covenant of the bank credit facility, we would be in default under the bank credit facility to the extent we had an outstanding balance. As of December 31, 2001 we had no amounts outstanding under our bank credit facility.

   Under the indenture pursuant to which nearly all of our outstanding senior notes were issued, we and our restricted subsidiaries are generally prohibited from incurring additional indebtedness unless, at the time of such incurrence, we would satisfy the requirements set forth in the indenture. One of these requirements is that, after giving effect to any such new incurrence, on a pro forma basis, our consolidated coverage ratio cannot be less than 2.0 to 1.0. As a result of the effects on our business of the economic recession and the September 11, 2001 terrorist attacks, we anticipate that any consolidated coverage ratio that is calculated under the indenture after the end of our first quarter 2002 may be less than 2.0 to 1.0. If this occurs, then we will be prohibited from incurring indebtedness and from issuing disqualified stock under the indenture other than the indebtedness that we and our restricted subsidiaries are specifically permitted to incur under certain exceptions to this prohibition set forth in the indenture. Our failure to maintain a consolidated coverage ratio of greater than or equal to 2.0 to 1.0 could limit our ability to engage in activities that may be in our long-term best interest.

   Our management agreements could impair the sale or financing of our hotels. Under the terms of the management agreements, we generally may not sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager, and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance, refinance or sell any of the properties may, depending upon the structure of such transactions, require the manager's consent. If the manager does not consent, we would be prohibited from financing, refinancing or selling the property without breaching the management agreement.

   The acquisition contracts relating to some hotels limit our ability to sell or refinance those hotels. For reasons relating to federal income tax considerations of the former and current owners of approximately 20 of our full-service hotels, we agreed to restrictions on selling some hotels or repaying or refinancing the mortgage debt on those hotels for varying periods depending on the hotel. We anticipate that, in specified circumstances, we may agree to similar restrictions in connection with future hotel acquisitions. As a result, even if it were in our best interests to sell or refinance the mortgage debt on these hotels, it may be difficult or impossible to do so during their respective lock-out periods.

   Our ground lease payments may increase faster than the revenues we receive on the hotels. As of January 31, 2002, 45 of our hotels are subject to ground leases (including the New York World Trade Center Marriott hotel ground lease which is still in effect). These ground leases generally require increases in ground rent payments every five years. Our ability to service our debt could be adversely affected to the extent that our revenues do not increase at the same or a greater rate as the increases under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which could result in a lower sales price. Moreover, to the extent that such ground leases are not renewed at their expiration, our revenues could be adversely affected.

   We may be unable to sell properties when appropriate because real estate investments are illiquid. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service debt. In addition, there are limitations under the federal tax laws applicable to REITs and agreements that we have entered into when we acquired some of our properties that may limit our ability to recognize the full economic benefit from a sale of our assets.

   We depend on our key personnel. We depend on the efforts of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations. None of our key personnel have employment agreements. We do not have or intend to obtain key-man life insurance with respect to any of our personnel.

   Partnership and other litigation judgments or settlements could have a material adverse effect on our financial condition. We are a party to various lawsuits relating to previous partnership transactions, including transactions relating to our conversion into a REIT. While we and the other defendants to such lawsuits believe all of the lawsuits in which we are a defendant are without merit and we are vigorously defending against such claims, we can give no assurance as to the outcome of any of the lawsuits. If any of the lawsuits were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition.

   We may acquire hotel properties through joint ventures with third parties that could result in conflicts. Instead of purchasing hotel properties directly, we may invest as a co-venturer. Joint venturers often share control over the operation of the joint venture assets. For example, through our subsidiary Rockledge, we entered into a joint venture with Marriott International through which the joint venture owns two limited partnerships holding, in the aggregate, 120 Courtyard by Marriott hotels. Subsidiaries of Marriott International manage these Courtyard by Marriott hotels. Actions by a co-venturer, particularly Marriott International, could subject the assets to additional risk, including:

  . our co-venturer in an investment might have economic or business interests or goals that are inconsistent with our interests or goals;

  . our co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives or;

  . a joint venture partner could go bankrupt, leaving us liable for its share of joint venture liabilities.

   Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Also, our joint venture partners could take actions binding on the joint venture without our consent. For further discussion of the risks associated with entering into a joint venture with Marriott International, see the discussion above under "Our relationship with Marriott International may result in conflicts of interest".

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

   Compliance with other government regulations can also be costly. Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act, building codes and regulations pertaining to fire safety. Compliance with those laws and regulations could require substantial capital expenditures. These regulations may be changed from time to time, or new regulations adopted, resulting in additional or unexpected costs of compliance. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

   Some potential losses are not covered by insurance. We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, the policies provide coverage and limits on a blanket basis, combining the claims of our properties together for evaluation against policy aggregate limits and sub-limits and, in the case of our Marriott-managed hotels, with other Marriott-managed hotels of other owners. Thus, for certain risks (e.g., earthquake), multiple claims from several hotels or owners may exceed policy sub-limits. Certain other risks (e.g., war and environmental hazards), however, may be uninsurable or too expensive to justify insuring against. Furthermore, an insurance provider could elect to deny or limit coverage under a claim. Should an uninsured loss or a loss in excess of insured limits occur, or should an insurance carrier deny or limit coverage under a claim, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

   As discussed below in "Recent or future terrorist attacks could adversely affect us", on September 11, 2001, terrorist attacks on the World Trade Center Towers in New York City resulted in the destruction of our New York World Trade Center Marriott hotel and caused considerable damage to our New York Marriott Financial Center hotel. Although we have both property and business interruption insurance for our two affected hotels with a major insurer through our manager, Marriott International, from which we expect to receive business interruption insurance and property damage insurance proceeds to cover all or a substantial portion of the losses at both hotels, we cannot currently determine the amount or timing of those payments. Under the terms of the New York World Trade Center Marriott ground lease, any proceeds from the property portion of the hotel claim are required to be placed in an insurance trust for the exclusive purpose of rebuilding the hotel. As of March 1, 2002, we had received business interruption and property advances from our insurers in an aggregate amount of $17 million of which approximately $5 million was for property insurance proceeds relating to the two hotels. Under the terms of our amended bank credit facility, property insurance proceeds that we receive from insurance coverage on the New York World Trade Center Marriott and New York Marriott Financial Center are to be retained in escrow until applied as described in "--There is no charter or by-law restriction on the amount of debt we may incur." If the amount of such insurance proceeds is substantially less than our actual losses or if the payments are substantially delayed, it could have a material adverse effect on our business. Our insurance carrier has an A/+ A.M. Best Rating. /

   Recent or future terrorist attacks could adversely affect us. On September 11, 2001, several aircraft that were hijacked by terrorists destroyed the World Trade Center Towers in New York City and damaged the Pentagon in northern Virginia. As a result of the attacks and the collapse of the World Trade Center Towers, our New York World Trade Center Marriott hotel was destroyed and we sustained considerable damage to our New York Marriott Financial Center hotel. Subsequent to the attacks, the Federal Aviation Administration closed United States airspace to commercial traffic for several days. The aftermath of these events, together with an economic recession, has adversely affected the travel and hospitality industries, including the full-service hotel industry. The impact which these terrorist attacks, or future events such as military or police activities in the United States or foreign countries, future terrorist activities or threats of such activities, biological or chemical weapons attacks, political unrest and instability, interruptions in transportation infrastructure, riots and protests, could have on our business in particular and the United States economy, the global economy, and global financial markets in general cannot presently be determined. It is possible that these factors could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties (see "We may not be able to obtain new insurance for our hotels or to obtain insurance at acceptable premium levels" below), and on our financial condition and results of operations as a whole.

   We may not be able to obtain new insurance for our hotels or to obtain insurance at acceptable premium levels. Due to changes in the insurance market arising prior to September 11, 2001 and the effects of the terrorist attacks on September 11, 2001, it is becoming more difficult and more expensive to obtain insurance. Our current insurance policies on our hotels generally reach the end of their terms on April 1, 2002 and June 1, 2002. We may encounter difficulty in obtaining or renewing property or casualty insurance on our properties at the same levels of coverage and under similar terms. Such insurance may be more limited and for some catastrophic risks (e.g., earthquake, flood and terrorism) may not be generally available at current levels. Even if we are able to renew our policies or to obtain new policies at levels and with limitations consistent with our current policies, we cannot be sure that we will be able to obtain such insurance at premium rates that are commercially reasonable. If we were unable to obtain adequate insurance on our properties for certain risks, it could cause us to be in default under specific covenants on certain of our debt instruments or other contractual commitments we have which require us to maintain adequate insurance on our properties to protect against the risk of loss. If this were to occur, or if we were unable to obtain adequate insurance and our properties experienced damages which would otherwise have been covered by insurance, it could materially adversely affect our business and the conditions of our properties.

Federal Income Tax Risks

   To qualify as a REIT, Host REIT is required to distribute at least 90% of its taxable income, irrespective of its available cash or outstanding obligations. To continue to qualify as a REIT, Host REIT currently is required to distribute to its shareholders with respect to each year at least 90% of its taxable income, excluding net capital gain. In addition, Host REIT will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by Host REIT with respect to the calendar year are less than the sum of 85% of our ordinary income and 95% of its capital gain net income for that year and any undistributed taxable income from prior periods. Host REIT intend to make distributions to its shareholders to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from us. However, there are differences in timing between Host REIT's recognition of taxable income and Host REIT's receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be "phantom" income, which is taxable income that is not matched by cash flow, or EBITDA, to us. Due to some transactions entered into in years prior to the REIT conversion, we expect to recognize substantial amounts of "phantom" income. There is a distinct possibility that these timing differences could require us to borrow funds or to issue additional equity to enable us to meet the distribution requirement and, therefore, to maintain Host REIT's REIT status, and to avoid the nondeductible excise tax. In addition, because the REIT distribution requirements prevent us from retaining earnings, we will generally be required to refinance debt that matures with additional debt or equity. We cannot assure you that any of these sources of funds, if available at all, would be sufficient to meet our distribution and tax obligations.

   Adverse consequences would apply if we failed to qualify as a partnership. We believe that we qualify to be treated as a partnership for federal income tax purposes. As a partnership, we are not subject to federal income tax on our income. Instead, each of our partners is required to pay tax on its allocable share of our income. No assurance can be provided, however, that the Internal Revenue Service will not challenge our status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating us as a corporation for tax purposes, we would be subject to federal, state and local, and foreign corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to our partners, including Host REIT. In addition, our classification as a corporation would cause some of our partners, including Host REIT, to recognize gain at least equal to such partner's "negative capital account", and possibly more, depending upon the circumstances. Finally, Host REIT would fail to meet the income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. If Host REIT fails to qualify as a REIT or we fail to qualify as a partnership, such failure would cause an event of default under our credit facility that could lead to an acceleration of the amounts due under such credit facility, which in turn would constitute an event of default under our outstanding debt securities.

   Adverse tax consequences would apply if Host REIT failed to qualify as a REIT. We believe that Host REIT has been organized and has operated in such a manner so as to qualify as a REIT under the Internal Revenue Code, commencing with the taxable year beginning January 1, 1999, and Host REIT currently intends to continue to operate as a REIT during future years. No assurance can be provided, however, that Host REIT qualifies as a REIT or that new legislation, Treasury Regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to Host REIT's qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host REIT fails to qualify as a REIT, it will be subject to federal and state income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. In addition, unless entitled to statutory relief, Host REIT would not qualify as a REIT for the four taxable years following the year during which REIT qualification is lost. The additional tax burden on Host REIT would significantly reduce the cash available for distribution to its shareholders, and Host REIT would no longer be required to make any distributions to its shareholders. Host REIT's failure to qualify as a REIT could reduce materially the value of its common stock and would cause any distributions to its shareholders that otherwise would have been subject to tax as capital gain dividends to be taxable as ordinary income to the extent of its current and accumulated earnings and profits, or "E&P." However, subject to limitations under the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction with respect to its distributions. Host REIT's failure to qualify as a REIT also would cause an event of default under our credit facility that could lead to an acceleration of the amounts due under the credit facility, which, in turn, would constitute an event of default under our outstanding debt securities.

   Host REIT will be disqualified as a REIT at least for taxable year 1999 if it failed to distribute all of its E&P attributable to its non-REIT taxable years. In order to qualify as a REIT, Host REIT cannot have at the end of any taxable year any undistributed E&P that is attributable to one of its non-REIT taxable years. A REIT has until the close of its first taxable year as a REIT in which it has non-REIT E&P to distribute its accumulated E&P. Host REIT was required to have distributed this E&P prior to the end of 1999, the first taxable year for which its REIT election was effective. If Host REIT failed to do this, it will be disqualified as a REIT at least for taxable year 1999. We believe that distributions of non-REIT E&P that Host REIT made were sufficient to distribute all of the non-REIT E&P as of December 31, 1999, but we cannot guarantee that Host REIT met this requirement.

   If our leases are not respected as true leases for federal income tax purposes, Host REIT would fail to qualify as a REIT. To qualify as a REIT, Host REIT must satisfy two gross income tests, under which specified percentages of its gross income must be passive income, like rent. For the rent paid pursuant to the leases, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. In addition, the lessees must not be regarded as "related party tenants," as defined in the Internal Revenue Code. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. We also believe that Crestline Capital Corporation, the lessee of substantially all of our full-service hotels prior to January 1, 2001, was not a "related party tenant" and, as a result of changes in the tax laws effective January 1, 2001, HMT Lessee will not be treated as a "related party tenant" so long as it qualifies as a "taxable REIT subsidiary." If the leases were not respected as true leases for federal income tax purposes or if the lessees were regarded as "related party tenants," Host REIT would not be able to satisfy either of the two gross income tests applicable to REITs and it would lose its REIT status. See "Risk Factors--Federal Income Tax Risks--Adverse tax consequences would apply if Host REIT failed to qualify as a REIT" above.

   If HMT Lessee fails to qualify as a taxable REIT subsidiary, Host REIT would fail to qualify as a REIT. For Host REIT's taxable years beginning on and after January 1, 2001, as a result of REIT tax law changes under the specific provisions of the Ticket to Work and Work Incentives Improvement Act of 1999 relating to REITs (we refer to those provisions as the "REIT Modernization Act"), Host REIT is permitted to lease the hotels to our subsidiary that is taxable as a corporation and that elects to be treated as a "taxable REIT subsidiary." Accordingly, effective January 1, 2001, HMT Lessee directly or indirectly acquired all but one of the full-service hotel leasehold interests formerly held by Crestline. So long as HMT Lessee and other affiliated lessees qualify as taxable REIT subsidiaries of ours, they will not be treated as "related party tenants." As of June 16, 2001, we acquired the one remaining leasehold interest from Crestline. In addition, as of June 28, 2001, we acquired the three remaining leasehold interests from third parties. We believe that HMT Lessee qualifies to be treated as a taxable REIT subsidiary for federal income tax purposes. We cannot assure you, however, that the IRS will not challenge its status as a taxable REIT subsidiary for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in disqualifying HMT Lessee from treatment as a taxable REIT subsidiary, Host REIT would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to qualify for the gross income tests and, accordingly, Host REIT would cease to qualify as a REIT. See "Risk Factors--Federal Income Tax Risks--Adverse tax consequences would apply if Host REIT failed to qualify as a REIT" above.

   Despite Host REIT's REIT status, it remains subject to various taxes, including substantial deferred and contingent tax liabilities. Notwithstanding Host REIT's status as a REIT, it is subject, through its ownership interest in us, to certain federal, state, local and foreign taxes on its income and property. In addition, Host REIT will be required to pay federal tax at the highest regular corporate rate upon its share of any "built-in gain" recognized as a result of any sale before January 1, 2009, by us and our non-corporate subsidiaries of assets, including the hotels, in which interests were acquired by us from our predecessor and our subsidiaries as part of the REIT conversion. Built-in gain is the amount by which an asset's fair market value exceeded our adjusted basis in the asset on January 1, 1999, the first day of Host REIT's first taxable year as a REIT. The total amount of gain on which Host REIT would be subject to corporate income tax if the assets that it held at the time of the REIT conversion were sold in a taxable transaction prior to January 1, 2009 would be material to Host REIT. In addition, at the time of the REIT conversion, Host REIT expected that it or Rockledge Hotel Properties, Inc. or Fernwood Hotel Assets, Inc. (each of which is a taxable corporation in which we own a 95% nonvoting interest and in April, 2001 we purchased the remaining 5% voting interest) likely would recognize substantial built-in gain and deferred tax liabilities in the next ten years without any corresponding receipt of cash by Host REIT or us. Host REIT may have to pay certain state income taxes because not all states treat REITs the same as they are treated for federal income tax purposes. Host REIT may also have to pay certain foreign taxes to the extent it owns assets or conducts operations in foreign jurisdictions. We are obligated under our partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host REIT, as well as any liabilities that the IRS successfully may assert against Host REIT for corporate income taxes for taxable years prior to the time it qualified as a REIT. Our taxable REIT subsidiaries, including Rockledge, Fernwood and HMT Lessee, are taxable as corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions.

   If the IRS were to challenge successfully the Operating Partnership's status as a partnership for federal income tax purposes, Host REIT would cease to qualify as a REIT and suffer other adverse consequences. We believe that the Operating Partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to recognize its allocable share of the Operating Partnership's income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for tax purposes, we would fail to meet the income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If the Operating Partnership fails to qualify as a partnership for federal income tax purposes or we fail to qualify as a REIT, either failure would cause an event of default under our credit facility that, in turn, could constitute an event of default under our outstanding debt securities. Also, the failure of the Operating Partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us. Finally, the classification of the Operating Partnership as a corporation would cause us to recognize gain at least equal to our "negative capital account," if any.

   As a REIT, Host REIT is subject to limitations on its ownership of debt and equity securities. Subject to the exceptions discussed in this paragraph, a REIT is prohibited from owning securities in any one issuer to the extent that the value of those securities exceeds 5% of the value of the REIT's total assets or the securities owned by the REIT represent more than 10% of the issuer's outstanding voting securities or more than 10% of the value of the issuer's outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a "taxable REIT subsidiary," which is taxable as a corporation. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT's total assets. Effective January 1, 2001, each of Fernwood, Rockledge and HMT Lessee has elected to be treated as a taxable REIT subsidiary.

   Our taxable REIT subsidiaries are subject to special rules that may result in increased taxes. Several Internal Revenue Code provisions ensure that a taxable REIT subsidiary is subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

   We may be required to pay a penalty tax upon the sale of a hotel. The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a "prohibited transaction" that is subject to a 100% penalty tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend that we and our subsidiaries will hold the hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels as are consistent with our investment objectives. We cannot assure you, however, that the IRS might not contend that one or more of these sales is subject to the 100% penalty tax.

   Our obligations to Host Marriott potentially may increase our indebtedness or cause us to liquidate investments on adverse terms. To continue to qualify as a REIT, Host Marriott currently is required to distribute to its shareholders with respect to each year at least 90% of its taxable income, excluding net capital gain. In addition, Host Marriott will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by it with respect to the calendar year are less than the sum of 85% of its ordinary income and 95% of its capital gain net income for that year and any undistributed taxable income from prior periods. Host Marriott intends to make distributions to its shareholders to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from us. Host Marriott's sole source of cash to make these distributions is with respect to its partnership interest in us. Our partnership agreement requires us to distribute to our partners an amount of our available cash sufficient to enable Host Marriott to pay shareholder dividends that will satisfy the requirements applicable under the Internal Revenue Code to REITs and to avoid any federal income or excise tax liability for Host Marriott. There are differences in timing between our recognition of taxable income and our receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be "phantom" income (which is taxable income that is not matched by cash flow or EBITDA to us) attributable to our deferred tax liabilities arising from certain transactions entered into by Host Marriott in years prior to the conversion of Host Marriott to a REIT. There is a distinct possibility that these differences could require us to arrange for short-term, or possibly long-term, borrowings or to issue additional equity to enable us to meet this distribution requirement to Host Marriott. In addition, because the REIT distribution requirements prevent Host Marriott from retaining earnings, we effectively are prohibited from retaining earnings, as well. Accordingly, we will generally be required to refinance debt that matures with additional debt or equity. We cannot assure you that any of the sources of funds described herein, if available at all, would be sufficient to meet the distribution obligations of Host Marriott, in which case we may be required to liquidate investments on adverse terms in order to satisfy such obligations of Host Marriott.

   Notwithstanding Host Marriott's status as a REIT, it is subject to various taxes on its income and property for which we are responsible for paying or reimbursing Host Marriott. Among other things, Host Marriott will be required to pay federal tax at the highest regular corporate rate upon its share of any "built-in gain" recognized as a result of any sale before January 1, 2009, by us of assets, including the hotels, in which interests were owned by Host Marriott, directly or indirectly, immediately prior to January 1, 1999, the first day of Host Marriott's first taxable year as a REIT. Built-in gain is the amount by which an asset's fair market value exceeded the adjusted basis in the asset on January 1, 1999. The total amount of gain on which we would be subject to corporate income tax if the assets that we held at the time of the REIT conversion were sold in a taxable transaction prior to January 1, 2009 would be material to us. In addition, notwithstanding its status as a REIT, Host Marriott may have to pay certain state income taxes because not all states treat REITs the same as they are treated for federal income tax purposes. Host Marriott may also have to pay certain foreign taxes to the extent we own assets or conduct operations in foreign jurisdictions. Under the terms of the REIT conversion and our partnership agreement, we are responsible for paying, or reimbursing Host Marriott for the payment of, any corporate income tax imposed on built-in gain, as well as any other taxes or other liabilities, including contingent liabilities and liabilities attributable to litigation that Host Marriott may incur, whether such liabilities are incurred by reason of activities prior to the REIT conversion or activities subsequent thereto. Accordingly, we will pay, or reimburse Host Marriott for the payment of, all taxes incurred by Host Marriott (and any related interest and penalties), except for taxes imposed on Host Marriott by reason of its failure to qualify as a REIT or to distribute to its shareholders an amount equal to its "REIT taxable income," including net capital gains. We cannot assure you that any of the sources of funds described herein, if available at all, would be sufficient to meet the tax obligations of Host Marriott, in which case we may be required to liquidate investments on adverse terms in order to satisfy such obligations of Host Marriott.

Item 3.  Legal Proceedings

   We believe all of the lawsuits in which we are a defendant, including the following lawsuits, are without merit and we intend to defend vigorously against such claims; however, no assurance can be given as to the outcome of any of the lawsuits.

   Marriott Hotel Properties II Limited Partnership (MHP II). Limited partners of MHP II filed putative class action lawsuits in Palm Beach County Circuit Court on May 10, 1996, Leonard Rosenblum, as Trustee of the Sylvia Bernice Rosenblum Trust, et. al. v. Marriott MHP Two Corporation, et. al., Case No. CL-96-4087-AD, and, in the Delaware Court of Chancery on April 24, 1996, Cary
W. Salter, Jr., et. al. v. MHP II Acquisition Corp., et. al., respectively, against Host REIT and certain of its affiliates alleging that the defendants violated their fiduciary duties and engaged in fraud and coercion in connection with the 1996 tender offer for MHP II units and with our acquisition of MHP II during the 1998 REIT conversion. The plaintiffs in these actions are seeking unspecified damages.

   In the Florida case, the defendants removed the case to the United States District Court for the Southern District of Florida and, after hearings on various procedural motions, the District Court remanded the case to state court on July 25, 1998.

   In the Delaware case, the Delaware Court of Chancery initially granted the plaintiffs' motion to voluntarily dismiss the case with the proviso that the plaintiffs could refile in the aforementioned action in federal court in Florida. After the District Court's remand of the Florida action back to Florida state court, two of the three original Delaware plaintiffs asked the Court of Chancery to reconsider its order granting their voluntary dismissal. The Court of Chancery refused to allow the plaintiffs to join the Florida action and, instead, reinstated the Delaware case, now styled In Re Marriott Hotel Properties II Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 14961. On January 29, 1999, Cary W. Salter, one of the original plaintiffs, alone filed an Amended Consolidated Class Action Complaint in the Delaware action. On January 24, 2000, the Delaware Court of Chancery issued a memorandum opinion in which the court dismissed all but one of the plaintiff's claims, which remaining claim concerns the adequacy of disclosure during the initial tender offer. On

October 22, 2001, we entered into a settlement agreement with respect to the two above-referenced cases. At a fairness hearing held on February 22, 2002, the Florida court gave final approval to the settlement. The Court of Chancery subsequently dismissed the Delaware case.

   A subsequent lawsuit, Accelerated High Yield Growth Fund, Ltd., et al. v. HMC Hotel Properties II Limited Partnership, et. al., C.A. No. 18254NC, was filed on August 23, 2000 in the Delaware Court of Chancery by the MacKenzie Patterson group of funds, one of the three original Delaware plaintiffs, against Host REIT and certain of its affiliates alleging breach of contract, fraud and coercion in connection with the acquisition of MHP II during the 1998 REIT conversion. The plaintiffs allege that our acquisition of MHP II by merger in connection with the REIT conversion violated the partnership agreement and that our subsidiary acting as the general partner of MHP II breached its fiduciary duties by allowing the merger to occur. The settlement referenced above resolves all claims of MHP II's limited partners against Host REIT and its affiliates with the exception of the claims of the MacKenzie Patterson group. The MacKenzie Patterson group elected to opt out of the settlement class with respect to its 28 limited partner units. Discovery is proceeding in this case.

   Mutual Benefit Chicago Marriott Suite Hotel Partners, L.P. ("O'Hare Suites"). On October 5, 2000, Joseph S. Roth and Robert M. Niedelman, limited partners in O'Hare Suites, filed a putative class action lawsuit, Joseph S. Roth, et al., v. MOHS Corporation, et al., Case No. 00CH14500, in the Circuit Court of Cook County, Illinois, Chancery Division, against Host REIT, Host LP, Marriott International, and MOHS Corporation, a subsidiary of Host LP and a former general partner of O'Hare Suites. The plaintiffs allege that an improper calculation of the hotel manager's incentive management fees resulted in inappropriate payments in 1997 and 1998, and, consequently, in an inadequate appraised value for their limited partner units in connection with the acquisition of O'Hare Suites during the 1998 REIT conversion. The plaintiffs are seeking damages of approximately $13 million. On August 28, 2001, the plaintiffs filed a third amended complaint, which did not include Marriott International as a defendant. We responded by filing a motion to dismiss based on the plaintiffs' lack of standing to bring a derivative action under Rhode Island law. At a hearing held on December 10, 2001, the court denied this motion and we sought leave to file an appeal. The court granted leave to appeal on March 15, 2002, and we are pursuing the appeal.

   Swissotel. On June 22, 2001, Swissotel Management (USA) L.L.C. ("Swissotel") filed a lawsuit against Host REIT, and five of its subsidiaries, regarding the hotel management agreements between Swissotel and BRE/ Swiss LLC, dated August 1, 1997 (the "Management Agreements"). The Management Agreements relate to the Swissotel hotels in Atlanta, Boston, Chicago, and New York (the "Hotels").

   On January 18, 2001, we informed Swissotel that reports received from engineering consultants hired by us to inspect the New York hotel established that Swissotel failed to meet its responsibilities to operate and maintain the New York hotel in accordance with a first-class hotel standard. In response to this notice, Swissotel filed a lawsuit seeking declaratory relief, but later agreed to arbitrate the matter as required by the management agreement for the New York hotel. On May 18, we informed Swissotel that a performance shortfall existed under the Management Agreements for fiscal year 2000. A week later, on May 25, we declared that Swissotel was in default under the Management Agreements due to deficiencies in its accounting practices. In addition, we informed Swissotel that we were withholding our consent to the sale of its management business to Raffles International. Notwithstanding this latter notice, Swissotel and Raffles closed on their proposed transaction during the first week of June.

   In response to the performance shortfall and accounting notices, Swissotel filed a second lawsuit seeking declarations that it is not in violation of the Management Agreements. In addition, Swissotel has demanded arbitration of those issues which are arbitrable under the Management Agreements. Swissotel argues that its accounting practices were, and are, in accordance with the requirements of the Management Agreements. Swissotel also claims that the performance of the Hotels in fiscal year 2000 exceeded the performance standard described in the Management Agreements. Swissotel maintains that the May 18 and 25 letters have no force and effect, and that no event of default can be declared under the Management Agreements. On July 25, 2001, the defendants filed answers to the complaint and counterclaims against Swissotel and Raffles for breach of contract and tortuous interference, respectively. In addition, we responded to the arbitration demand by denying that any of the issues raised by Swissotel are arbitrable under the Management Agreements. Swissotel filed an amended complaint on August 14, 2001. We subsequently participated in settlement discussions with Swissotel and entered into a confidentiality agreement and a standstill agreement which, unless extended, will expire on March 22, 2002. Absent settlement or an extension of the standstill agreement, our response to Swissotel's amended complaint will be due on April 10, 2002.

Item 4.  Submission of matters to a vote of security holders

   None

EXECUTIVE AND CORPORATE OFFICERS

   In the following table we set forth certain information regarding those persons currently serving as our executive officers.

                                                 Business Experience Prior to Becoming an
      Name and Title       Age                 Executive or Corporate Officer of the Company
      --------------       --- ------------------------------------------------------------------------------
Richard E. Marriott        63  Richard E. Marriott joined Host Marriott in 1965 and has served in various
  Chairman of the Board        executive capacities. In 1979, Mr. Marriott was elected to the Board of
                               Directors. In 1984, he was elected Executive Vice President, and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott
                               was elected Chairman of the Board.

Christopher J. Nassetta    39  Christopher J. Nassetta joined Host Marriott in October 1995 as Executive
  President and Chief          Vice President and was elected our Chief Operating Officer in 1997. In May
  Executive Officer            2000, Mr. Nassetta became our President and Chief Executive Officer. Prior to joining us, Mr. Nassetta served as President of Bailey Realty Corporation from 1991 until 1995. He had previously served as Chief Development
                               Officer and in various other positions with The Oliver Carr Company from
                               1984 through 1991.

Robert E. Parsons, Jr.     46  Robert E. Parsons, Jr. joined Host Marriott Corporate Financial Planning
  Executive Vice               staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr.
  President and Chief          Parsons was elected our Senior Vice President and Treasurer, and in 1995,
  Financial Officer            he was elected Executive Vice President and Chief Financial Officer.

James F. Risoleo           46  James F. Risoleo joined Host Marriott in 1996 as Senior Vice President for
  Executive                    Acquisitions, and he was elected Executive Vice President in 2000. He is
  Vice President,              responsible for our development, acquisition and disposition activities. Prior
  Acquisitions and             to joining our company, Mr. Risoleo served as Vice President of
  Development                  Development for Interstate Hotels Corporation, then the nation's largest independent hotel management company. Before joining Interstate, he was
                               Senior Vice President at Westinghouse Financial Services. Mr. Risoleo is a
                               member of the Pennsylvania Bar Association.

W. Edward Walter           46  W. Edward Walter joined Host Marriott in 1996 as Senior Vice President for
  Executive Vice President     Acquisitions, and he was elected Treasurer in 1998, Executive Vice
  and Chief Operating          President in 2000 and Chief Operating Officer in 2001. Prior to joining our
  Officer                      company, Mr. Walter was a partner with Trammell Crow Residential
                               Company and the President of Bailey Capital Corporation, a real estate firm that focused on tax-exempt real estate investments. Mr. Walter is a member of the District of Columbia Bar Association.

                                              Business Experience Prior to Becoming an
     Name and Title      Age                Executive or Corporate Officer of the Company
     --------------      --- ----------------------------------------------------------------------------

Elizabeth A. Abdoo       43  Elizabeth A. Abdoo joined Host Marriott in June 2001 as Senior Vice
  Senior Vice President,     President and General Counsel. She was elected Corporate Secretary in
  General Counsel and        August 2001. Prior to joining our company, Ms. Abdoo was an attorney in
  Corporate Secretary        the legal department of Orbital Sciences Corporation, serving as Senior Vice
                             President and Assistant General Counsel from January 2000 to May 2001 and prior to that as Vice President and Assistant General Counsel since
                             1996.

Richard Burton           46  Richard A. Burton joined Host Marriott in 1996 as Senior Vice President-
  Senior Vice President,     Taxes and General Tax Counsel. Prior to joining our company, Mr. Burton
  Taxes and General Tax      was Senior Tax Counsel at Mobil Oil Corporation, and prior to that was with
  Counsel                    the law firm of Sutherland, Asbill & Brennan.

John A. Carnella         38  John A. Carnella joined Host Marriott in 1997 as Senior Vice President for
  Senior Vice President      Acquisitions. In 1998, he moved to our Treasury Department and was
  and Treasurer              elected Treasurer in 2001. Prior to joining Host Marriott, Mr. Carnella was an investment banker with Lazard Freres & Co. and, most recently, he served as a Senior Vice President with the investment banking division of
                             National Westminster Bank.

Donald D. Olinger        43  Donald D. Olinger joined Host Marriott in 1993 as Director of Corporate
  Senior Vice President      Accounting. Later in 1993, Mr. Olinger was promoted to Senior Director
  and Corporate              and Assistant Controller. He was promoted to Vice President of Corporate
  Controller                 Accounting in 1995. In 1996, he was elected Senior Vice President and
                             Corporate Controller. Prior to joining us, Mr. Olinger was with the public accounting firm of Deloitte & Touche.

                                    PART II

Item 5.  Market for our OP Units and related unitholder matters

   There is no established public trading market for our OP Units and transfers of OP Units are restricted by the terms of our partnership agreements. We paid quarterly cash distributions of $0.26 per unit for the first three quarters of 2001. As a result of the declining operations, no distributions were made for the fourth quarter of 2001. Due to liquidity concerns (see "Management's Discussion and Analysis--Recent Events") related to the current economic conditions and the impact of the September 11, 2001 terrorist attacks it is uncertain at this time when distributions will resume. During 2000, we paid quarterly cash distributions of $0.21, $0.21, $0.23, and $0.26 per OP Unit.

   The number of holders of record of our OP Units on March 22, 2002 was 2,664. The number of outstanding OP Units was 286,012,373 as of March 22, 2002, of which 264,561,792 were owned by Host REIT.

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

   Also on December 30, 1998, we issued approximately 43.9 million OP Units to the Blackstone Entities in part in exchange for the acquisition of, or controlling interests in, twelve hotels and one mortgage loan secured by an additional hotel. We issued approximately 3.8 million additional OP Units on March 31, 1999 to the Blackstone Entities. The issuance of OP Units was made in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder. The OP Units are redeemable for the cash equivalent of a share of Host REIT's common stock or, at Host REIT's option, shares of its common stock. During 2001, 40.7 million of the aforementioned OP Units were converted to common stock of Host REIT.

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

   In December 1999, we issued approximately 26,000 Class AM cumulative redeemable preferred OP Units to limited partners of Hopewell Group, Ltd. for the acquisition of their limited partnership interests in Ivy Street Hotel Limited Partnership, which indirectly owns the Atlanta Marriott Marquis Hotel. The issuance of the preferred OP units was made in reliance on an exemption from the registration requirements for the Securities Act pursuant to Section 4(2). The preferred OP Units are redeemable for OP Units one year from the date of acquisition and are then immediately redeemable for cash, or at Host REIT's option, common shares of Host REIT. During 2000, holders of approximately 7,000 of the Class AM Preferred OP Units converted to common OP Units. Host REIT may require the holders to convert to OP Units.

   In March 2001, Host REIT issued 5,980,000 shares of Class C cumulative redeemable preferred stock, the proceeds of which were used to purchase 5,980,000 units of Class C cumulative redeemable preferred units. Dividends on the preferred OP Units are payable quarterly in arrears at the rate of 10% per year. The issuance of the preferred OP Units was made in reliance on an exemption from the registration requirements for the Securities Act pursuant to section 4(2).

Item 6.  Selected Financial Data

   The following table presents certain selected historical financial data of us and our predecessor, which has been derived from audited consolidated financial statements for the fiscal years 2001, 2000, 1999, 1998 and 1997.

   The historical information contained in the following table for our 2001, 1998 and 1997 operations relate to an operating entity which owned and operated its hotels, while during 1999 and 2000 we owned the hotels but leased them to third-party lessees, thus receiving rental payments. As a result of the acquisition by our wholly owned taxable REIT subsidiary of the leasehold interests with respect to 120 of our full-service hotels, our consolidated operations in 2001 present property-level revenues and expenses rather than rental income from lessees. For a comparison of hotel level sales for fiscal years 1999 through 2001, please see the tables presenting comparable periods in our "Managements Discussion and Analysis of Results of Operations and Financial Condition--Results of Operations."

                                                              Fiscal Year
                                               ------------------------------------------
                                                2001   2000   1999  1998(1)(2) 1997(1)(2)
                                               ------ ------ ------ ---------- ----------
                                                  (in millions, except per share data)
Income Statement Data:
   Revenues(3)................................ $3,754 $1,407 $1,303   $3,455     $2,830
   Income from continuing operations..........     59    203    256      194         47
   Income before extraordinary items(4).......     59    203    256      195         47
   Net income.................................     57    207    285       47         50
   Net income available to common unitholders.     25    187    279       47         50
   Basic earnings per common unit:(5)
       Income from continuing operations......    .10    .64    .86      .90        .22
       Income before extraordinary items......    .10    .64    .86      .91        .22
       Net income.............................    .09    .66    .96      .22        .23
   Diluted earnings per common unit:(5)
       Income from continuing operations......    .10    .63    .83      .84        .22
       Income before extraordinary items......    .10    .63    .83      .85        .22
       Net income.............................    .09    .65    .93      .27        .23
   Cash dividends per common unit(6)..........    .78    .91    .84     1.00         --

Balance Sheet Data:
   Total assets(7)............................ $8,334 $8,391 $8,196   $8,262     $6,141
   Debt(8)....................................  6,094  5,814  5,583    5,698      3,466
   Convertible Preferred Securities...........     --     --     --       --        550

--------
(1) The Internal Revenue Code requires REITs to file their income tax return on a calendar year basis. Accordingly, in 1998 we changed our fiscal year end to December 31 for both financial and tax reporting requirements. Previously, our fiscal year ended on the Friday nearest to December 31. As a result of this change, the results of operations for 15 hotels not managed by Marriott International were adjusted in 1998 to include 13 months of operations (December 1997 through December 1998) and therefore are not comparable to fiscal year 1997 which included 12 months of operations. The additional month of operations in 1998 increased our revenues by $44 million.
(2) The historical financial data for fiscal years 1998 and 1997 reflect as discontinued operations our senior living business that we formerly conducted but disposed of in the spin-off of Crestline as part of the REIT conversion. We recorded income from the discontinued operations, net of taxes, of $6 million in fiscal year 1998.
(3) Historical revenues for 2000 and 1999 primarily represent rental income generated by our leases, primarily with Crestline. Periods prior to 1999 represent gross hotel sales because our leases were not in effect until January 1, 1999. Effective January 1, 2001, we acquired ownership of the leasehold interests in 116 of our full-service hotels from Crestline. Accordingly, our results of operations for 2001 reflect this acquisition by presenting hotel level revenues rather than rental income. Beginning with the third quarter of 2001, hotel level revenues were recorded for an additional four full-service hotels as a result of the acquisition of three leasehold interests from Wyndham and the final leasehold interest from Crestline. Revenues for fiscal years 2000, 1999, 1998 and 1997 have also been adjusted to reclassify interest income, net gains on property transactions, and equity in earnings of affiliates below operating profit to be consistent with our 2001 statement of operations presentation.
(4) During 2001, we recorded an extraordinary loss of $1 million in connection with the refinancing of the mortgage debt on our Canadian properties and an extraordinary loss of $1 million related to the extinguishment of the outstanding balance on the term loan component of the bank credit facility. During 2000, we recorded an extraordinary loss of $2 million in connection with the renegotiation of the bank credit facility, an extraordinary gain of $7 million on the extinguishment of $22 million of the Convertible debt obligation to Host REIT, and an extraordinary loss of $1 million representing the write-off of deferred financing fees in connection with the repurchase of 0.4 million shares of Host REIT's Convertible Preferred Securities. In 1999, we recognized a $14 million extraordinary gain on the renegotiation of the management agreement for the New York Marriott
    Marquis, a net extraordinary gain of $5 million related to the refinancing of the mortgage debt for eight properties, a $2 million extraordinary loss related to prepayments on the bank credit facility, and a net extraordinary gain of $12 million on the extinguishment of $53 million of the convertible debt obligation to Host REIT, including the write-off of deferred financing fees in connection with the repurchase of 1.1 million shares of Convertible Preferred Securities. In 1998, we recognized a $148 million extraordinary loss, net of taxes, on the early extinguishment of debt. In 1997, we recognized a $3 million extraordinary gain, net of taxes, on the early extinguishment of debt.
(5) Basic earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding. Diluted earnings per common unit is computed by dividing net income available to common unitholders as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other dilutive securities. Diluted earnings per unit has not been adjusted for the impact of the Convertible Preferred Securities for 2001, 2000, 1999 and 1997, as they are anti-dilutive.
(6) 2001 cash distributions per common unit reflect quarterly cash distributions of $0.26 per common unit paid on April 13, July 13, and October 12, 2001. As previously discussed, Host REIT's Board of Directors did not declare a fourth quarter 2001 distribution. 2000 cash distributions per common unit reflect quarterly cash distributions of $0.21, $0.21, $0.23, and $0.26 per common unit. 1999 cash distributions per common unit reflect a quarterly cash distribution of $0.21 per common unit. 1998 cash distributions per common unit reflect the cash portion of a special distribution paid on February 10, 1999. This special distribution entitled unitholders of record on December 28, 1998 to elect to receive either $1.00 in cash or .087 of a share of common stock for each outstanding share of our common stock owned by such shareholder on the record date. Cash totaling approximately $73 million and approximately 11.5 million shares were subsequently issued during 1999.
(7) Total assets for fiscal year 1997 include $236 million related to net investment in discontinued operations.
(8) Consists of long term debt (which includes senior notes, secured senior notes, mortgage debt, other notes, capital lease obligations, a revolving bank credit facility and the Convertible debt obligation to Host REIT).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Overview

   Host Marriott, L.P. ("Host LP" or the "Operating Partnership"), a Delaware limited partnership, operating through an umbrella partnership structure with Host Marriott Corporation ("Host REIT") as the sole general partner, is primarily the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted solely through us and our subsidiaries. As of December 31, 2001, Host REIT owned approximately 92% of our outstanding OP Units.

Recent Events

   On September 11, 2001, two aircraft that were hijacked by terrorists destroyed the World Trade Center Towers in New York City, and as a result, our New York World Trade Center Marriott hotel was destroyed. In addition, we sustained considerable damage to a second property, the New York Marriott Financial Center hotel. A third hijacked aircraft caused considerable damage to the Pentagon in Northern Virginia and a fourth hijacked aircraft crashed in western Pennsylvania. Subsequent to the attacks, the Federal Aviation Administration closed United States airspace to commercial traffic for several days, significantly impacting the operations of our hotels during this period. As described below, the aftermath of these events, together with an economic recession has adversely affected our operations.

   Through our manager, Marriott International, we have both property and business interruption insurance for our two affected hotels with a major insurer. We have restored the New York Marriott Financial Center to operating condition and reopened the hotel January 7, 2002. We are required under our ground lease with The Port Authority of New York and New Jersey to rebuild the New York World Trade Center Marriott, and our insurance provides for rebuilding of the asset at replacement cost. Our insurer is a large insurance company with an A+ A.M. Best Rating and has accepted responsibility for the claim. In addition, we are obligated to make payments on behalf of the property, including ground rent and debt service. We are also liable for severance payments for employees of both hotels as well as other operating liabilities. While we expect to receive sufficient insurance proceeds to cover all or a substantial portion of these and other costs at both hotels and reimbursement of lost profits, we cannot currently determine the total amount or timing of those payments. We wrote off the $129 million net book value of the New York World Trade Center Marriott hotel and recorded a corresponding receivable for property insurance proceeds due to us under the terms of our insurance contract and for which we believe receipt is probable . We believe the replacement cost of the property is substantially in excess of the hotel's previously recorded net book value. Currently, no gain or loss has been recorded. As of December 31, 2001, the Company has received $5 million in property insurance with respect to the two hotels.

   The Company also receives business interruption insurance as a result of the discontinuation of operations of the two hotels. Income resulting from business interruption insurance will not be recognized until all contingencies related to the insurance recoveries are resolved. To the extent that we incur expenses related to the hotels, principally the ground rent due for the New York World Trade Center Marriott, for which we are still liable and for which we are entitled to recovery under the insurance contract, we will recognize a receivable, if we can demonstrate that the receivable is probable of realization. As of December 31, 2001, the Company has received $12 million in business interruption insurance with respect to the two hotels.

   In the fourth quarter of 2001, RevPAR for comparable hotels showed a significant decline of approximately 28% when compared to the 2000 fourth quarter as a result of a decrease in occupancy of 13.4 percentage points and a decline in room rates of 12.6% due to an economic recession and the reduction in business travel. During the 4-week period subsequent to the events of September 11, 2001, our hotels recorded weekly occupancy rates of 38% to 63%. During that period, we had a very high level of large group cancellations, which represented a loss of approximately $70 million in revenue. The results of operations for the fourth quarter have shown steady growth from that point, reflecting a steady return to more normal business levels; however, they still remain below prior year levels.

   We have been actively working with the managers of our hotels to reduce the operating costs of our hotels as well as to provide economic incentives to individuals and business travelers in selected markets to increase demand. This process was accelerated after the September 11th terrorist attacks. These initiatives include reducing labor costs, streamlining staffing and service delivery, reducing hours of operations at hotel restaurants and consolidating operations by closing unused or unoccupied floors in hotels.

   In addition, based on our assessment of the current operating environment and to conserve capital, we have reduced or temporarily suspended certain capital expenditure projects. Our renewal and replacement expenditures for 2001 were $206 million versus $230 million in 2000. For 2002, we anticipate a further reduction in spending of approximately 10% for renewal and replacement expenditures.

   Distributions. Our policy on cash distributions generally has been to distribute the minimum amount necessary in order for Host REIT to maintain its REIT status. As a result of September 11th and the economic downturn, our operating results and, thus, taxable income have been greatly reduced. On December 6, 2001, the Board of Directors of Host REIT declared a $0.625 distribution per unit of Class A, B and C preferred limited partner units, but did not declare a distribution on our OP Units for the fourth quarter of 2001. The preferred unit distribution was paid on January 15, 2002. Upon a review of our operating and taxable income on a quarterly basis, we will reinstate the distribution on our OP Units when operations have improved sufficiently so that our taxable income supports such a payment. It is likely that when the OP Unit distribution is reinstated, it will be meaningfully lower than the level for the first three quarters of 2001. It is our intention to continue to pay distributions on our preferred limited partner units. On March 19, 2002, the Board of Directors of Host REIT declared a $0.625 distribution per unit of Class A, B and C preferred limited partner units.

   Credit Facility and Senior Notes. Our bank credit facility contains certain financial covenants related to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered EBITDA interest coverage and unencumbered EBITDA as a percentage of total EBITDA. Effective November 19, 2001, we amended our bank credit facility to modify these covenants through August 15, 2002, among other things. This amendment also has resulted in reducing the availability under the credit facility to $50 million through the first quarter of 2002 and $25 million for the second quarter of 2002 and placed additional restrictions on our ability to issue debt or equity, pay distributions to certain unitholders, make acquisitions or investments, or to use the proceeds from asset sales. As of March 1, 2002, there was no outstanding balance for the credit facility. For a further discussion of the modified covenants of the bank credit facility, see Risk Factors--"There is no charter or by-law restriction to the amount of debt we may incur."

   We have $3.2 billion of senior notes outstanding as of March 1, 2002. The balance includes $450 million of Series H senior notes with a fixed interest rate of 9 1/2% that were issued in December 2001. The proceeds from this offering were used to repay the majority of the outstanding balance under the bank credit facility. Under the indenture pursuant to which the senior notes were issued there are covenants that could restrict our ability to incur indebtedness, grant liens on our assets, acquire or sell or make investments in other entities, and make certain distributions to our equity holders. This restriction would take effect if, after giving effect to any new increase of debt on a pro forma basis, our consolidated coverage ratio is less than or equal to 2.0 to 1.0. As a result of the effects on our business of the economic recession and the events of September 11, 2001, we anticipate that any consolidated coverage ratio that is calculated under the indenture after the end of our first quarter 2002 may be less than or equal to 2.0 to 1.0. If this occurs, then we will be prohibited from incurring indebtedness and from issuing stock (other than certain types of debt specifically permitted under the indenture) and we would be prohibited from declaring or paying distributions to our unitholders, other than to the extent required to have Host Marriott maintain its status as a REIT.

   Debt and Equity Registrations. In January 2002, Host REIT's shelf registration for $1.55 billion of debt and equity was declared effective. They completed this shelf in order to help expedite future public offerings; however, they currently do not anticipate accessing the capital markets during 2002. Additionally, during February 2002, Host REIT filed a shelf registration statement for 1.1 million of its common shares to be issued to a minority partner in the San Diego Marina Marriott Hotel in exchange of approximately 5% interest in the San Diego partnership. On March 15, 2002, this minority partner sold the 1.1 million common shares of Host REIT to an underwriter for resale on the open market. Concurrent with the issuance of these common shares, we issued to them an equivalent number of OP Units. This transaction did not materially impact Host REIT's ownership percentage in us. Host REIT received no proceeds as a result of these transactions.

   Subsequent to this exchange, other minority partners in the San Diego hotel have notified us of their intent to exchange additional interests in the San Diego partnership for approximately 6.8 million OP Units. We expect these exchanges to close during the second quarter. After completion of these exchanges, the minority partner will own 10% of the interest in the San Diego hotel.

   Management and Other Agreements. Host REIT currently is in the process of negotiating changes to the management and other agreements with Marriott International and its affiliates. If made, the changes, which remain subject to the consent of various lenders to the properties and other third parties, would be effective December 29, 2001. The proposed changes would result in reductions in incentive management fees on the portfolio of Marriott-managed hotels, reduce certain expenses to the property, lower our working capital requirements, clarify the circumstances and conditions under which Marriott International and its affiliates may earn a profit on transactions with the hotels, and provide greater approval rights over budgets and capital expenditures. The Company is also negotiating to expand the pool of hotels that are subject to an existing agreement that allows us to sell certain assets without a Marriott International management agreement, and to revise the method for determining the number of hotels that may be sold without a Marriott International management agreement or a franchise agreement, in each case, without the payment of a termination fee. There can be no assurance that the negotiations will be successful, that the changes will be made in substantially the form described or that we will receive the necessary consents to implement these changes.

   Marriott International currently has the right to purchase up to 20 percent of Host REIT's outstanding stock upon certain changes in control of Host Marriott. In connection with Host REIT's negotiations with Marriott International on changes to the management agreements, we are discussing terminating this right and clarifying existing provisions in the management agreements that currently limit Host REIT's ability to sell a hotel or the company to a competitor of Marriott International.

Results of Operations

   Our historical revenues for 2000 and 1999 represent rental income on leases of our hotels. Expenses during 2000 and 1999 represent specific owner costs, including real estate and property taxes, property insurance and ground and equipment rent. Beginning January 1, 2001, we reported gross property level sales from the majority of our hotels and, accordingly, our expenses included all property level costs including depreciation, management fees, real and personal property taxes, ground building and equipment rent, property insurance and other costs due to changes in the REIT tax laws which enabled the subsequent acquisition by the TRS of leases on our hotels previously leased to third parties (see Business and Properties, "Operating Structure"). As a result, our 2001 results are not comparable to the historical reported amounts for 2000 and 1999.

2001 Compared to 2000

   Revenues. Revenues increased $2.4 billion, or 171%, to approximately $3.8 billion for 2001. As discussed above, our revenues and operating profit are not comparable to 2000, due to the acquisition of the lessee entities by the TRS. Rental income decreased $1.3 billion, or 91%, to $126 million for 2001 versus 2000, reflecting the purchase of the leasehold interests from Crestline with respect to 116 hotels by the TRS effective January 1, 2001 and the purchase of four additional lessee entities (three of the lessee entities were purchased from Wyndham, while the other was purchased from Crestline) effective June 16, 2001. Rental income for 2001 includes: 1) lease income from our HPT leases of $77 million, 2) lease income earned on five full-service properties of $29 million, 3) lease income earned on certain FF&E of $14 million and 4) office building rental income of $6 million. For 2002, rental income will include the HPT leases income, rent from the one remaining full-service hotel and the office building leases.

   The table below presents gross hotel sales for the years ended December 2001 and 2000. For 2000, gross hotel sales were used as the basis for calculating rental income. The data is presented in order to facilitate an investor's understanding and comparative analysis of the operations of our properties.

                                                 Year Ended
                                          -------------------------
                                          December 31, December 31,
                                              2001         2000
                                          ------------ ------------
                                                (in millions)
            Hotel sales
               Rooms.....................    $2,550       $2,877
               Food and beverage.........     1,173        1,309
               Other.....................       306          323
                                             ------       ------
                   Total hotel sales.....    $4,029       $4,509
                                             ======       ======

   The $480 million decrease in hotel sales for the year ended December 31, 2001 primarily reflects the decrease in REVPAR for our properties of 13.7% to $105.96. Room sales also declined as a result of the loss of sales from the New York Marriott World Trade Center and the New York Marriott Financial Center due to the terrorist acts of September 11. The declines were partially offset by incremental revenues provided by the 500-room expansion at the Orlando Marriott, which was placed in service in June 2000, and the addition of three hotels as a result of our consolidation of Rockledge and Fernwood as of March 24, 2001.

   The aforementioned decline in REVPAR for the year ended December 31, 2001 compared to the year ended December 31, 2000, of 13.7% to $105.96, was due to the economic recession and the effects of the September 11, 2001 terrorist attacks. The decrease is attributable to a decrease in occupancy of 7.7 percentage points and a 4.1% decrease in room rates for the year. As a result of decreased hotel sales, our hotel managers implemented cost cutting measures and revenue enhancement programs at the property level during the second quarter in order to stabilize house profit. These measures include increasing labor efficiency particularly at the managerial level and in the food and beverage area at the hotels, reducing discretionary expenses in rooms, food and beverage, and repairs and maintenance and reducing energy consumption. These cost cutting measures served to stabilize the profit margins during the second and third quarters, however, due to continued declines in RevPAR during the third and fourth quarters, profit margins on our entire portfolio of hotels decreased 3.0 percentage points for the year ended December 31, 2001.

   Other Property-level Expenses. Other property-level owner expenses primarily consist of property taxes, insurance, and ground and equipment rent. These expenses increased $6 million, or 2%, to $282 million, for the year ended December 31, 2001. The increase was primarily due to additional expenses required as the lessee of the properties. Included in other property-level expenses is $72 million and $74 million for rental expense on our HPT leases for 2001 and 2000, respectively.

   Depreciation and Amortization. Depreciation and amortization increased $47 million, or 14%, to $378 million during 2001 primarily reflecting an increase in depreciable assets. The increase in depreciation expense reflects the consolidation of three hotels and other equipment as a result of the purchase of the voting interests in Rockledge and Fernwood. The transaction caused an increase in depreciable assets of $206 million. The increase in depreciation expense is also the result of $286 million and $379 million in capital expenditures in 2000 and 2001, respectively.

   Corporate Expenses. Corporate expenses decreased by $10 million, or 24%, as a result of our efforts to curb costs in the wake of a more difficult operating environment during 2001 and a decrease in compensation expense related to employee stock plans.

   Lease Repurchase Expense. In connection with the definitive agreement with Crestline in November 2000 for the purchase of the leasehold interests with respect to 116 hotels, by the TRS, we recorded a nonrecurring loss provision of $207 million. In 2001, as a result of the purchase of four additional leasehold interests by the TRS, we recognized a loss of $5 million.

   Minority Interest. Minority interest decreased by $11 million to $16 million for 2001, primarily due to allocation of the Mexico partnership's minority interest income. The Mexico partnership was not consolidated until second quarter of 2001.

   Interest Expense. For the year ended December 31, 2001, interest expense increased 6% to $493 million, compared to the year ended December 31, 2000, primarily due to the issuance in October of 2000 of $250 million 9 1/4% Series F Senior notes, which was primarily used to fund the purchase of the Crestline lessee entities and for general corporate purposes.

   Interest Income. Interest income decreased $4 million, or 10%, for the year ended December 31, 2001, when compared to the year ended December 31, 2000. The decrease was due to the elimination of notes receivable as a result of the consolidation of Rockledge on March 24, 2001, the elimination of working capital notes receivable in connection with the acquisition of the leasehold interests in 120 hotels, as well as a decrease in the average cash balance during the year. The decrease was partially offset by interest on a note relating to the 1994 sale of 26 Fairfield Inns that is recorded under the cost recovery method.

   Equity in Earnings of Affiliates. For the year ended December 31, 2001, equity in earnings of affiliates decreased $22 million, or 88%, to $3 million. The decrease is due to the consolidation of Rockledge and Fernwood on March 24, 2001 as a result of the purchase of the 5% voting interests in both entities.

   Income Tax Benefit. For the year ended December 31, 2001, we recorded an income tax provision of $8 million, a change of $106 million, from the $98 million income tax benefit in 2000. The change is primarily due to the $82 million benefit taken during 2000 due to the recognition of the income tax asset as a result of the purchase of the leasehold interests with respect to 120 hotels. Also, during 2001 and 2000, we favorably resolved certain tax matters and recognized $16 million and $32 million, respectively, related thereto as a benefit to our tax provision.

   Extraordinary (Loss) Gain. We recorded an extraordinary loss of $2 million in 2001 and an extraordinary gain of $4 million in 2000. During 2001 and 2000, we had losses of $1 million and $2 million, respectively, representing the write-off of deferred financing costs and certain fees paid to our lender in connection with renegotiations of the bank credit facility.

   In 2001, we recorded an extraordinary loss of $1 million, representing the write-off of deferred financing costs in connection with the refinancing of the mortgage debt of our Canadian properties.

   During the first quarter of 2000, we extinguished approximately $22 million of the convertible debt obligation to Host REIT through the purchase of 0.4 million shares of Host REIT's Convertible Preferred Securities on the open market. We recorded an extraordinary gain of $7 million on this transaction, based on the discount at which we purchased the Convertible Preferred Securities. We also recorded an extraordinary loss of $1 million representing the write-off of deferred financing costs in connection with the early extinguishments.

   Net Income. Our net income was $57 million in 2001 compared to net income of $207 million in 2000. Basic and diluted earnings per common unit were $.09 and $.09, respectively, for 2001, compared to $.66 and $.65, respectively, in 2000.

   Net Income Available to Common Unitholders. Our net income available to common unitholders was $25 million in 2001, a decrease of $162 million when compared to the same period in 2000. The decrease reflects distributions of $32 million in 2001 on the preferred limited partner units issued in March of 2000.

2000 Compared to 1999

   Revenues. Revenues increased $97 million, or 7%, to approximately $1.5 billion for 2000. Gross hotel sales, which is used in the determination of rental income for 2000, increased $231 million or 5% over 1999 amounts as is shown in the following table.

                                              Year Ended
                                       -------------------------
                                       December 31, December 31,
                                           2000         1999
                                       ------------ ------------
                                             (in millions)
               Hotel Sales(1)
                  Rooms...............    $2,877       $2,725
                  Food and beverage...     1,309        1,258
                  Other...............       323          295
                                          ------       ------
                      Total sales.....    $4,509       $4,278
                                          ======       ======

--------
(1) Gross hotel sales do not represent our reported revenues for 2000 and 1999, but are used to compute our reported rental income.

   Rental income increased $95 million, or 7% to approximately $1.4 billion for 2000, primarily driven by the growth in room revenues generated per available room or RevPar, completion of the new Tampa Waterside Marriott in February 2000, and the opening of a 500-room expansion at the Orlando World Center Marriott in June 2000, partially offset by the sale of five properties (1,577 rooms) in 1999. RevPAR increased 5.4% to $122.43 in 2000 for our hotels. Average room rates increased approximately 5.6%, while average occupancy decreased less than one percentage point for 2000.

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

   Other Property-level Expenses. Property-level expenses primarily consist of property taxes, insurance, and ground and equipment rent. These expenses increased $8 million, or 3%, to $272 million for 2000, primarily due to an increase in ground lease expense, which is commensurate with the increase in hotel sales, and an increase in equipment rent expense due to technology initiatives at the hotels during 2000.

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

Liquidity and Capital Resources

   During 2000 and 2001, we focused on maintaining the strength and flexibility of our balance sheet in order to allow us the opportunity to selectively choose investment alternatives that will further enhance unitholder value. As a result September 11, 2001, we have focused on implementing cost controls, limiting capital expenditures and maintaining our liquidity.

   The acquisitions made in January 2001 and June 2001 of the Crestline and Wyndham lessee entities enable us to better control our portfolio of hotels and were accretive to our earnings and cash flow during 2001. There can be no guarantee, however, that we will benefit from similar favorable results in the future.

   As a result of several key actions taken by us in the fourth quarter of 2001, including amending our bank credit facility, issuing $450 million of senior notes and selling two hotels, we had $352 million of cash at year end, no outstanding debt on our bank credit facility and no significant debt maturities until 2005. Although we do not believe we will need to access the bank credit facility during 2002, we are seeking to implement a new long-term facility that will be smaller but with less restrictive covenants than our existing agreement.

   Cash from Operations. Cash and cash equivalents were $352 million and $313 million at December 31, 2001 and 2000, respectively. Cash from operations decreased $253 million to $281 million in 2001, primarily reflecting declining results of operations due to the 13% decrease in RevPAR for our comparable properties as previously discussed, in addition to the $208 million paid in 2001 for the purchase of the leasehold interests with respect to 120 of our hotels.

   Cash from Investing Activities. Cash used in investing activities was $279 million and $448 million in 2001 and 2000, respectively. Cash used in investing activities includes capital expenditures of $286 million and $379 million and cash payments for acquisitions of $63 million and $40 million in 2001 and 2000, respectively. Cash used in investing activities during 2001 was partially offset by cash provided by the sale of two hotels of $60 million, discussed below.

   As a result of our efforts to conserve capital, we have budgeted a lower level of capital expenditures for 2002 as compared to 2001. We estimate that approximately $185 million will be required for the upcoming year for renewals and replacements, new investments and other capital expenditure projects. We expect to fund the anticipated capital expenditure projects from the property improvement funds as well as from operations.

   Capital expenditures include contributions to property improvement funds, which have been established for certain of our hotels pursuant to the management agreement in order to provide for the replacement of furniture, fixtures and equipment as well as non-routine repairs and maintenance which are normally capitalized. Contributions to the property improvement funds are generally 5% of gross hotel sales. Capital expenditures also include the costs for expansion and development projects that are funded through loans such as the Orlando World Center Marriott that was completed during 2000.

   The following table summarizes significant investing activities which were completed during 2001 and 2000 (in millions).

                                                                          Sale/
                                                                        (Purchase)
Transaction Date                Description of Transaction                Price
----------------    --------------------------------------------------- ----------
2001
  March............ Purchase of the 5% voting interest in Rockledge and
                    Fernwood (1)                                           $ (2)
  April............ Addition of a spa facility at The Ritz-Carlton,
                    Naples (2)                                              (26)
  June............. Purchase of Wyndham limited partner interests (3)       (60)
  June............. Addition of a spa facility at the Marriott Harbor
                    Beach Resort (8)                                         (8)
  December......... Sale of Vail Marriott Mountain Resort and the
                    Pittsburgh City Center Marriott                          65
2000
  May.............. Purchase of non-controlling partnership interest in
                    JWDC Limited Partnership (4)                           $(40)
  June............. Additions to the Orlando World Center Marriott (5)      (88)
  October.......... Purchase of 50% interest in Courtyard by Marriott
                    Joint Venture (6)                                       (90)

--------
(1) The voting interests were previously held by the Host Marriott Statutory Employee/Charitable Trust. Prior to the acquisition we held a 95% non-voting interest in each company. As a result of the acquisition we now consolidate three additional full-service hotels.

(2) During 2001, a total of $5 million of the development cost was expended.
(3) The limited partner interests relate to 7 full-service hotels, and as a part of the transaction, the leases were acquired from Wyndham with respect to three of the hotels.
(4) The partnership owns the 772-room JW Marriott Hotel located on Pennsylvania Avenue in Washington, DC.
(5) Includes the addition of a 500-room tower and 15,000 square feet of meeting space. During 2000, a total of $39 million of the development cost was expended.
(6) See below for discussion.

   In December 2000, a joint venture formed by us (through non-controlled subsidiaries) and Marriott International acquired the partnership interests in CBM I and CBM II, two partnerships owning 120 hotels for an aggregate payment of approximately $372 million plus interest and legal fees, of which Rockledge paid approximately $90 million. The joint venture acquired the partnerships by acquiring partnership units pursuant to a tender offer for such units followed by a merger of each of CBM I and CBM II with subsidiaries of the joint venture. The joint venture financed the acquisition with mezzanine indebtedness borrowed from Marriott International, cash and other assets contributed by us (through our non-controlled subsidiaries) including Rockledge's existing general partner and limited partner interests in the partnerships, and cash contributed by Marriott International. We own a 50% interest in the joint venture and account for it on the equity method because we do not control it.

   For purposes of our investment analysis and the charge for litigation settlements in our 1999 financial statements, we estimated the value of the planned investment in the Courtyard joint venture based upon: (1) estimated post-acquisition cash flows, including anticipated changes in the related hotel management agreements to be made contemporaneously with the investment; (2) the joint venture's new capital structure; and (3) estimates of prevailing discount rates and capitalization rates reflected in the market at that time. The amount of post-settlement equity of the Courtyard joint venture was considerably lower than the pre-acquisition equity due to additional indebtedness post-acquisition offset by the impact of changes to the management agreements made contemporaneously with the transaction. The investment in the Courtyard joint venture was consummated late in the fourth quarter of 2000. The Courtyard joint venture has recorded its investment in the partnership units at $363 million, which reflected estimated fair value based on: (1) pre-acquisition cash flows;
(2) the pre-acquisition capital structure; and (3) prevailing discount rates and capitalization rates in December 2000. The factors giving rise to the differences between our 1999 assessment based on post-acquisition cash flows and the joint venture purchase accounting based on pre-acquisition cash flows did not materially affect our previous assessment of expense related to litigation.

   Due to a number of factors, the equity values used in the purchase accounting for the joint venture's investment were different from limited partner unit estimates included in the CBM I and CBM II Purchase Offer and Consent Solicitations prepared in early 2000. The solicitations reported that the value of limited partner units based on an assumed 20 percent discount rate would be $254 million. The difference between this and the purchase accounting entry by the Courtyard joint venture is primarily attributed to: (1) the investment's being consummated almost one year subsequent to the time the original estimates were prepared ($30 million); and (2) a lower discount rate (17 percent) and capitalization rate reflecting changes in market conditions and capital structure versus the date at which the estimates in the solicitations were prepared ($79 million).

   Although we may from time to time sell assets for strategic reasons or to realize unique market conditions, the factors driving the change in value for the CBM I and CBM II properties did not have a material impact on other properties owned by us because our strategy is to buy and hold investments in real estate. As investments in real estate are accounted for on a historical basis, the impact of changes in market conditions are not reflected in the financial statements.

   Property and equipment balances include $149 million and $135 million for construction in progress as of December 31, 2001 and December 31, 2000, respectively. The balance as of December 31, 2001, primarily relates to the development of the Ritz-Carlton, Naples Golf Resort, which opened on January 4, 2002.

   Cash from/used in Financing Activities. Cash provided by financing activities was $37 million in 2001 and cash used by financing activities was $50 million in 2000.

   As of December 31, 2001, our total consolidated debt was approximately $6.1 billion. Our debt is comprised primarily of $3.2 billion in unsecured senior notes, $2.3 billion in non-recourse mortgage debt and the $492 million convertible debt obligation to Host REIT.

   As a result of the repayment of the outstanding balance on the credit facility with the proceeds from the Series H senior notes we have substantially reduced all of our near term maturities, with $148 million in principal payments due during 2002 and $294 million in principal payments due over the next three years. The weighted average interest rate of all our debt is approximately 8.2%, and our current average maturity is six years. Additionally, 98% of our debt has a fixed rate of interest as of December 31, 2001. However, in order to reduce interest rate risk by taking advantage of low, short-term interest rates and to maintain a mix of floating and fixed rate debt, we entered into an interest rate swap agreement (described below), effective in January 2002, to convert the fixed rate of the Series H senior notes to a floating rate. If the swap agreement had been effective as of December 31, 2001, the percentage of fixed rate debt would have been 90%. We do not have a specific goal relative to our level of variable or fixed interest rate debt. We will continue to evaluate each debt offering in regards to the type and timing of payments, maturity date and its overall effect on earnings. We entered into a separate cap arrangement in January 2002 to limit our exposure to interest rate increases on this floating rate swap (described below).

   The following table summarizes significant financing activity except for the bank credit facility and non-cash equity transactions (all of which are discussed below) for fiscal years 2001 and 2000 (in millions):

Transaction                                                             Transaction Interest Rate at
   Date                     Description of Transaction                    Amount        12/31/01
   ----                     --------------------------                  ----------- ----------------
   2001
 --         Payment of Class A, B and C cumulative redeemable preferred
            limited partner unit distributions(1)                            (28)           --
 --         Payment of OP Unit distributions                                (298)           --
 March      Issuance of Class C cumulative redeemable preferred limited
            partner units(1)                                                 143         10.00%
 August     The Ritz Carlton, Amelia Island mortgage loan                    (88)           --
 August     Canadian mortgage loan(2)                                       96.6          4.82%
 October    San Antonio Marriott Riverwalk mortgage loan                   (16.5)           --
 December   Issuance of Series H Senior Notes(3)                          $  450          9.50%

 2000
 --         Repurchase of equity instruments(4)                              (62)           --
 --         Payment of Class A and B cumulative redeemable preferred
            limited partner unit distributions                               (19)           --
 --         Payment of OP Unit distributions                                (241)           --
 February   Harbor Beach Marriott Mortgage(5)                                 84          8.58%
 February   Harbor Beach Marriott Mortgage(5)                                (80)         9.13%
 October    Issuance of Series F Senior Notes(6)                             250          9.25%

--------
(1) On March 27, 2001, we sold approximately 6.0 million units of 10% Class C cumulative redeemable preferred units ("Class C Preferred Units") with a par value of $0.01 for net proceeds of $143 million. Holders of the Class C Preferred Units are entitled to receive cumulative cash distributions at a rate of 10% per year of the $25 per unit liquidation preference. Distributions are payable quarterly in arrears commencing April 15, 2001, on which date pro rata distributions of $0.03 per Class C Preferred Unit were paid. We paid two other quarterly distributions of $0.625 per share in 2001, and on December 5, 2001, the Board of Directors declared the fourth quarter distribution of $0.625, which was paid in January 2002.
(2) Proceeds from the Canadian mortgage were used to repay the mortgage debt on the Ritz Carlton, Amelia Island and the Toronto Eaton Centre. See below for further discussion.

(3) Proceeds from the Series H senior notes were used to repay the outstanding balance on the credit facility. Additionally, we entered into an interest rate swap agreement with regards to this principle balance, as is dicussed below.
(4) For the year ended December 31, 2000, we purchased approximately 4.9 million shares of common stock, 0.4 million shares of the Convertible Preferred Securities, and 0.3 million OP Units for approximately $62 million.
(5) These transactions represent the refinancing of the prior $80 million mortgage debt on the Harbor Beach Marriott Hotel.
(6) Proceeds from the Series F senior notes were used to partially fund the buyback of leases from Crestline and litigation dealing with our Courtyard partnerships. During March of 2001, the Series F senior notes were exchanged on a one-for-one basis for Series G senior notes, which are freely transferable.

   We have a bank credit facility, which we entered into in 1998 and have subsequently modified in May 2000 and November 2001. The original facility was for $1.25 billion and matured in three years. In May 2000 the borrowing capacity under the facility was reduced to $775 million. As previously discussed, the last modification to the facility was in November 2001, which reduced the available capacity to $50 million during the first quarter of 2002 and $25 million during the second quarter of 2002, and temporarily amended certain covenants as a result of the economic recession and the events of September 11, 2001. Borrowings under the facility bear interest currently at the Eurodollar rate plus 225 basis points. Additionally, the interest rate fluctuates based on our leverage ratio. Borrowings under the facility averaged $248 million in 2001 and $153 million in 2000 and were used for the purchase of outside partnership interests in our hotels, to partially fund the purchase of the leasehold interests by the TRS, as well as general corporate purposes. As of December 31, 2001 there are no outstanding borrowings under the facility.

   Historically, our debt has primarily been fixed rate including all of the previous series of senior notes. We have increased the amount of our exposure to variable rate instruments on the issuance of our Series H senior notes by using derivative products. On December 20, 2001, we entered into a 5-year interest rate swap agreement, which is effective January 15, 2002 and matures January 2007. Under the swap, we receive fixed-rate payments at 9.5% and pay floating-rate payments based on one-month LIBOR plus 450 basis points, on a $450 million notional amount. The fair value of the interest rate swap agreement was zero at inception. Under SFAS 133 we have entered into an interest rate swap which is designated as a fair value hedge. The requirements for hedge accounting having been met, the swap is recorded at fair value on the balance sheet with changes in the fair value recorded to the carrying value of the Series H debt. Additionally, the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. On January 4, 2002, in a separate agreement with a different counter party, we purchased for approximately $3.5 million an interest rate cap with the same notional amount which caps the floating interest rate at 14%. Under SFAS 133 the cap does not qualify for hedge accounting, and therefore, will be marked to market and the gains and losses from changes in the market value of the cap will be recorded in other income or expense in the current period.

   On August 30, 2001, certain Canadian subsidiaries entered into financing agreements pursuant to which they borrowed $96.6 million due August 2006 at a variable rate of LIBOR plus 275 basis points. The Calgary Marriott, Toronto Airport Marriott, Toronto Marriott Eaton Centre, and Toronto Meadowvale Delta hotels serve as collateral. Since the mortgage loan on these Canadian properties is denominated in U.S. Dollars and the functional currency of the Canadian subsidiary is the Canadian Dollar, we purchased derivative instruments for hedging of the foreign currency investment. Therefore, the subsidiaries entered into 60 separate currency forward contracts to buy U.S. dollars at a fixed price. These forward contracts hedge the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to make debt service payments. This swap has been designated as a cash flow hedge of the principal payments, and the forward contracts are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. The fair value of the forward contracts is recorded each period. As of December 31, 2001, the fair value of these contracts was $1.5 million and were recorded in other assets.

   On February 7, 2001, May 7, 2001 and May 29, 2001, Blackstone and affiliates ("Blackstone") converted 12.5 million, 10.0 million and 18.2 million OP Units, respectively, to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. As a result of the transactions, Blackstone now owns approximately 1% of our outstanding OP Units and Host REIT increased its OP Unit ownership to 92%. We received no proceeds as a result of the transactions.

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

   Comparative FFO available to common unitholders decreased $194 million, or 32%, to $420 million in 2001 over 2000. The following is a reconciliation of income before extraordinary items to Comparative FFO (in millions):

                                                                        Year Ended
                                                                 ------------------------
                                                                 December 31, December 31,
                                                                     2001         2000
                                                                 ------------ ------------
Funds from Operations
Income before extraordinary items...............................     $ 59         $203
   Depreciation and amortization................................      370          322
   Other real estate activities.................................       (2)          (3)
   Partnership adjustments......................................       26           17
                                                                     ----         ----
Funds from operations of Host LP................................      453          539
   Effective impact of lease repurchase.........................       15          125
   Tax benefit unrelated to ongoing operations..................      (16)         (30)
                                                                     ----         ----
Comparative funds from operations of Host LP....................      452          634
   Dividends on preferred stock.................................      (32)         (20)
                                                                     ----         ----
Comparative funds from operations of Host LP available to common
  unitholders...................................................     $420         $614
                                                                     ====         ====

   EBITDA decreased $149 million, or 14%, to $949 million in 2001 from $1,098 million in 2000. Hotel EBITDA decreased $160 million, or 14%, to $959 million in 2001 from $1,119 million in 2000, reflecting the decrease in hotel operating results during 2001. As previously discussed, 2001 hotel EBITDA primarily reflects the revenues and expenses generated by the hotels, whereas 2000 hotel EBITDA primarily reflects rental income from lessees.

   The following schedule presents the components of our EBITDA as well as a reconciliation of EBITDA to income before extraordinary items (in millions):

                                                            Year Ended
                                                     ------------------------
                                                     December 31, December 31,
                                                         2001         2000
                                                     ------------ ------------
 EBITDA
    Hotels..........................................    $ 959        $1,119
    Office buildings and other investments..........       14            13
    Interest income.................................       36            40
    Corporate and other expenses....................      (60)          (74)
                                                        -----        ------
 EBITDA of Host LP..................................    $ 949        $1,098
                                                        =====        ======

                                                            Year Ended
                                                     ------------------------
                                                     December 31, December 31,
                                                         2001         2000
                                                     ------------ ------------
 EBITDA of Host L.P.................................    $ 949        $1,098
    Interest expense................................     (493)         (466)
    Income tax (expense) benefit....................       (8)           98
    Depreciation and amortization...................     (378)         (331)
    Minority interest expense.......................      (16)          (27)
    Lease repurchase expense........................       (5)         (207)
    Other non-cash changes, net.....................       10            38
                                                        -----        ------
          Income before extraordinary items.........    $  59        $  203
                                                        =====        ======

   Our interest coverage, defined as EBITDA divided by cash interest expense, was 2.0 times, 2.4 times, and 2.2 times for 2001, 2000, and 1999, respectively. The ratio of earnings to fixed charges was 1.2 to 1.0, 1.2 to 1.0, and 1.5 to
1.0 in 2001, 2000, and 1999, respectively.

   Leases. In addition to our full-service hotels, we also lease some property and equipment under noncancelable operating leases, including the long-term ground leases for some of our hotels, generally with multiple renewal options. The leases related to the 53 Courtyard properties and 18 Residence Inn properties sold during 1995 and 1996, are nonrecourse to us and contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. We remain contingently liable on some leases related to divested non-lodging properties. Such contingent liabilities aggregated $57 million at December 31, 2001. However, management considers the likelihood of any substantial funding related to these divested properties' leases to be remote.

   Inflation. Our hotel lodging properties have been impacted by inflation through its effect on increasing costs and on the managers' ability to increase room rates. Unlike other real estate, hotels have the ability to change room rates on a daily basis, so the impact of higher inflation often can be passed on to customers. However, the current weak economic environment has resulted in a decline in demand and has restricted our managers' ability to raise room rates to offset rising costs.

   Critical Accounting Policies. Our consolidated financial statements include accounts of the company and all majority owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements, and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. All of our significant accounting policies are disclosed in footnote 1 to the audited financial statements. The following represent certain critical accounting policies that require the use of business judgment or significant estimates to be made.

    . Revenue Recognition from the sale of real estate. Gains on the sale of real estate are affected by exposure to continuing involvement with properties sold and the structure of specific transactions.

    . Minority Interest. The allocation of income between us and outside investors for properties that are not wholly owned is generally based on stated percentage of ownership by outside interests. However, judgment can be required when structures of agreements provide for different allocations among investors for profits, losses, certain costs, distributions from operations and distributions on liquidations or when changes in the allocation ratios are required at specified times or upon the occurrence of certain events.

    . Management Fees. Incentive management fees due to managers are accrued when earned, whether or not paid, based on stated formulas in management agreements. However, judgment can be required during interim reporting periods as a result of the change in allocation ratios at specified times or upon the occurrence of certain events.

    . Consolidation policies. Judgment is required with respect to consolidation of partnership and joint venture entities in the evaluation of control including assessment of the importance of rights and privileges of the partners. Currently, we have investments in entities that in the aggregate own 161 hotel properties and a golf course, which we record using the equity method of accounting. The debt on these investments is non-recourse to the company and the effect of the results of operations is not material. For further detail on our unconsolidated entities see footnote 4 to the audited financial statements.

   New Accounting Standards. In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The standard provides guidance beyond that previously specified in Statement 121 to determine when a long-lived asset should be classified as held for sale, among other things. This Statement is effective for fiscal years beginning after December 15, 2001. Additionally, in February 2002 the Financial Accounting Standards Board resolved an implementation issue regarding SFAS No. 144 dealing with the treatment of sales of properties. Under the new guidelines, gains and losses from the dispositions of investment properties and the properties' historical operations for periods beginning in 2002 will be treated as discontinued operations, and therefore, be classified separately from income from continuing operations. Historically, we have occasionally disposed of properties that were not consistent with the overall quality of our portfolio or presented unique opportunities to realize the asset's value, and we may dispose of additional assets from time to time in the future. This statement would require us to reclassify results for any future dispositions previously included in continuing operations to discontinued operations for all periods presented, although net income would not be affected and periods prior to adoption would not be affected.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 sets forth new standards on business combinations, eliminating the pooling treatment of accounting for business combinations. SFAS No. 142 requires additional disclosure of identifiable intangible assets, and requires that they be segregated from goodwill. Additionally, the statement requires that goodwill no longer be amortized over 40 years, and that it is instead impaired as the fair value of the goodwill declines. We have not accounted for any of our business combinations using the pooling method of accounting and do not have a material amount of goodwill or intangible assets at year-end 2001. These statements are effective for fiscal years beginning after December 15, 2001. We will adopt SFAS Nos. 141 and 142 in 2002 and do not believe implementation of the statements will have a material effect.

   In February 2002, the Financial Accounting Standards Board issued an exposure draft which would rescind SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. The rescission, which would apply to periods subsequent to December 31, 2001, would eliminate the requirement that all gains and losses from the extinguishment of debt be classified as extraordinary items, unless it can be considered unusual in nature and infrequent in occurrence. As a result of the rescission, we would no longer classify gains and losses from the extinguishment of debt as extraordinary items and would adjust prior years accordingly.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including specified derivative instruments embedded in other contracts) be recorded in the balance sheet measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 was implemented on January 1, 2001.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

   The table below provides information about the company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average interest rates are based on implied forward rates in the yield curve as of December 31, 2001. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are presented in U.S. dollar equivalents, which is the company's reporting currency.

                                          Expected Maturity Date
                          -------------------------------------------------------
                                                            There-         Fair
                          2002  2003   2004   2005   2006   after   Total  Value
                          ----  -----  -----  -----  -----  ------  ------ ------
                                              ($ in millions)
Liabilities
Debt:
 Fixed Rate.............. $148  $  66  $  78  $ 568  $ 565  $4,080  $5,505 $4,963
   Average Interest Rate.  8.1%   8.1%   8.1%   8.1%   8.0%    7.9%
 Variable Rate...........
   Canadian mortgage..... $  1  $   2  $   1  $   1  $  92  $   --  $   97 $   97
   Average Interest Rate.  6.3%   8.4%   8.9%   9.2%   9.4%     --
                                                                    ------
 Total Debt..............                                           $5,602
Interest Rate Derivatives
 Interest Rate Swaps(1)..
   Fixed to Variable..... $ --  $  --  $  --  $  --  $  --  $  450  $  450
   Average Pay Rate......  8.0%  10.1%  10.7%  11.0%  11.1%   11.3%
   Average Receive Rate..  9.5%   9.5%   9.5%   9.5%   9.5%    9.5%

--------
(1) The swap agreement became effective on January 15, 2002.

   As of December 31, 2001, approximately 98% of our debt bears interest at fixed rates. Effective January 15, 2002, we entered an interest rate swap agreement, and, as a result, the percentage of our debt bearing interest at a fixed rate decreased to 90%. This debt structure largely mitigates the impact of changes in the rate of inflation on future interest costs. We have some financial instruments that are sensitive to changes in interest rates, including our bank credit facility. The interest rate on our bank credit facility, which had no outstanding balance at December 31, 2001 and $150 million at December 31, 2000, is based on various LIBOR terms plus a spread. The weighted average interest rate for the facility was 4.4% for the year ended December 31, 2001 and 9.0% for the year ended December 31, 2000. The credit facility was repaid in full in December 2001 with the net proceeds from the offering of the Series H senior notes and a portion of the proceeds from the sale of two properties.

   Subsequent to the Series H senior note offering, we entered into an interest rate swap agreement that effectively converts the $450 million notional amount from a fixed rate to a floating rate based on 30 day LIBOR plus 450 basis points. A change in the LIBOR rate of 100 basis points will result in an additional $4.5 million increase or decrease in interest expense. As discussed earlier, the swap has been designated as a hedge and changes in the interest rate over the life of the agreement are recorded as an adjustment to interest expense. Changes in the fair value of the swap and the notes are reflected in the balance sheet as offsetting changes and have no income statement effect.

   In January 2002, in addition to the swap agreement, we have entered into a separate interest rate cap agreement with a different counter party that has a notional amount of $450 million and caps our floating rate interest expense at 14%. Changes in interest rates will affect the fair value of the cap. The gains or losses from the changes in the market value of the cap will be recorded in other income or expense in the current period.

Exchange Rate Sensitivity

   The table below summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

                                                   Expected Maturity Date
                                     --------------------------------------------------
                                                                   There-        Fair
                                     2002  2003  2004  2005  2006  after  Total  Value
                                     ----- ----- ----- ----- ----- ------ ------ ------
                                                      ($ in millions)
Anticipated Transactions and Related
  Derivative
 Foreign Currency Forward
   Exchange Agreements
     Contract Amount................ $ 7.1 $ 8.3 $ 8.9 $ 9.2 $97.0 $  --  $130.5 $132.0
   Average Contractual
     Exchange Rate..................  1.55  1.56  1.56  1.57  1.57    --

   On August 30, 2001, our Canadian subsidiaries entered into a mortgage loan pursuant to which they borrowed $96.6 million (denominated in US dollars) at a variable rate of LIBOR plus 275 basis points. In addition, the subsidiaries entered into currency forward contracts to hedge the currency exposure of converting Canadian dollars to US dollars on a monthly basis to cover debt service payments. This swap has been designated as a cash flow hedge of the principal payments, and the forward contracts are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. The weighted average interest rate for this mortgage loan was 5.5% for the year ended December 31, 2001. The fair value of the forward contracts was $1.5 million at December 31, 2001.


Item 8.  Financial Statements and Supplementary Data

   The following financial information is included on the pages indicated:

Host Marriott Corporation

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants...........................................................  58
Consolidated Balance Sheets as of December 31, 2001 and 2000.......................................  59
Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2001, 2000 and 1999..  60
Consolidated Statements of Shareholders' Equity, Partners' Capital and Comprehensive Income for the
  Fiscal Years Ended December 31, 2001, 2000 and 1999..............................................  61
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2001, 2000 and 1999..  62
Notes to Consolidated Financial Statements.........................................................  63

Lease Pool Financial Statements

  Pool A:

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants...........................................................  98
Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999..........................  99
Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2000 and December 31,
  1999............................................................................................. 100
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 29, 2000 and
  December 31, 1999................................................................................ 101
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2000 and December 31,
  1999............................................................................................. 102
Notes to Consolidated Financial Statements......................................................... 103

  Pool B:

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants........................................................... 109
Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999.......................... 110
Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2000 and December 31,
  1999............................................................................................. 111
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 29, 2000 and
  December 31, 1999................................................................................ 112
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2000 and December 31,
  1999............................................................................................. 113
Notes to Consolidated Financial Statements......................................................... 114

  Pool C:

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants........................................................... 119
Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999.......................... 120
Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2000 and December 31,
  1999............................................................................................. 121
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 29, 2000 and
  December 31, 1999................................................................................ 122
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2000 and December 31,
  1999............................................................................................. 123
Notes to Consolidated Financial Statements......................................................... 124

  Pool D:

                                                                                                    Page
                                                                                                    ----
Report of Independent Public Accountants........................................................... 129
Consolidated Balance Sheets as of December 29, 2000 and December 31, 1999.......................... 130
Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2000 and December 31,
  1999............................................................................................. 131
Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 29, 2000 and
  December 31, 1999................................................................................ 132
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2000 and December 31,
  1999............................................................................................. 133
Notes to Consolidated Financial Statements......................................................... 134

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Host Marriott Corporation as General Partner to Host Marriott L.P.:

   We have audited the accompanying consolidated balance sheets of Host Marriott, L.P. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' capital and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott, L.P. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(ii) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
February 25, 2002

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET

                          December 31, 2001 and 2000

                                                                                               2001    2000
                                                                                              ------  ------
                                                                                               (in millions)
                                                 A S S E T S
Property and equipment, net.................................................................. $6,999  $7,110
Notes and other receivables, net (including amounts due from affiliates of $6 million and
  $164 million, respectively)................................................................     54     211
Due from manager.............................................................................    141      --
Investments in affiliates....................................................................    142     128
Other assets.................................................................................    532     504
Restricted cash..............................................................................    114     125
Cash and cash equivalents....................................................................    352     313
                                                                                              ------  ------
                                                                                              $8,334  $8,391
                                                                                              ======  ======

                   L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y
Debt
   Senior notes.............................................................................. $3,235  $2,790
   Mortgage debt.............................................................................  2,261   2,275
   Convertible debt obligation to Host Marriott Corporation..................................    492     492
   Other.....................................................................................    106     257
                                                                                              ------  ------
                                                                                               6,094   5,814
Accounts payable and accrued expenses........................................................    121     381
Other liabilities............................................................................    320     312
                                                                                              ------  ------
       Total liabilities.....................................................................  6,535   6,507
                                                                                              ------  ------
Minority interest............................................................................    108     139
Limited partnership interests of third parties at redemption value (representing 21.6 million
  units and 63.6 million units at December 31, 2001 and 2000, respectively)..................    194     823
Partners' capital
   General partner...........................................................................      1       1
   Cumulative redeemable preferred limited partner...........................................    339     196
   Limited partner...........................................................................  1,162     726
   Accumulated other comprehensive income (loss).............................................     (5)     (1)
                                                                                              ------  ------
       Total partners' capital...............................................................  1,497     922
                                                                                              ------  ------
                                                                                              $8,334  $8,391
                                                                                              ======  ======


                See Notes to Consolidated Financial Statements.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Years Ended December 31, 2001, 2000 and 1999
                (in millions, except per common share amounts)

                                                                            2001    2000    1999
                                                                           ------  ------  ------
REVENUES
  Hotel sales
   Rooms.................................................................. $2,219  $   --  $   --
   Food and beverage......................................................  1,125      --      --
   Other..................................................................    282      --      --
                                                                           ------  ------  ------
    Total hotel sales.....................................................  3,626      --      --
  Rental income...........................................................    126   1,398   1,303
  Other operating income..................................................      2       9       0
                                                                           ------  ------  ------
    Total revenues........................................................  3,754   1,407   1,303
                                                                           ------  ------  ------
OPERATING COSTS AND EXPENSES
  Rooms...................................................................    541      --      --
  Food and beverage.......................................................    843      --      --
  Hotel department costs and deductions...................................    946      --      --
  Management fees and other...............................................    177      --      --
  Property-level expenses.................................................    282     276     268
  Depreciation and amortization...........................................    378     331     293
  Corporate expenses......................................................     32      42      34
  Loss on litigation settlement...........................................     --      --      40
  Lease repurchase expense................................................      5     207      --
  Other...................................................................     19      24      11
                                                                           ------  ------  ------
OPERATING PROFIT..........................................................    531     527     657
  Minority interest.......................................................    (16)    (27)    (21)
  Interest income.........................................................     36      40      39
  Interest expense........................................................   (493)   (466)   (469)
  Net gains on property transactions......................................      6       6      28
  Equity in earnings of affiliates........................................      3      25       6
                                                                           ------  ------  ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.....................     67     105     240
  Benefit (provision) for income taxes....................................     (8)     98     (10)
  Benefit from change in tax status.......................................     --      --      26
                                                                           ------  ------  ------
INCOME BEFORE EXTRAORDINARY ITEM..........................................     59     203     256
  Extraordinary (loss) gain on extinguishment of debt.....................     (2)      4      29
                                                                           ------  ------  ------
NET INCOME................................................................ $   57  $  207  $  285
                                                                           ======  ======  ======
  Less: Distributions on preferred limited partner units to Host Marriott.    (32)    (20)     (6)
                                                                           ------  ------  ------
NET INCOME AVAILABLE TO COMMON UNITHOLDERS................................ $   25  $  187  $  279
                                                                           ======  ======  ======
BASIC EARNINGS PER COMMON UNIT:
  Earnings before extraordinary item...................................... $  .10  $  .64  $  .86
  Extraordinary (loss) gain...............................................   (.01)    .02     .10
                                                                           ------  ------  ------
BASIC EARNINGS PER COMMON UNIT............................................ $  .09  $  .66  $  .96
                                                                           ======  ======  ======
DILUTED EARNINGS PER COMMON UNIT:.........................................
  Earnings before extraordinary item...................................... $  .10  $  .63  $  .83
  Extraordinary (loss) gain...............................................   (.01)    .02     .10
                                                                           ------  ------  ------
DILUTED EARNINGS PER COMMON UNIT.......................................... $  .09  $  .65  $  .93
                                                                           ======  ======  ======

                See Notes to Consolidated Financial Statements.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                           AND COMPREHENSIVE INCOME

                 Years Ended December 31, 2001, 2000 and 1999
                                 (in millions)

Class A, B,
   and C                                                                                             Accumulated
 Preferred    Common                                                      Preferred                     Other
   Units     OP Units                                                      Limited  General Limited Comprehensive Comprehensive
Outstanding Outstanding                                                    Partner  Partner Partner Income (Loss) Income (Loss)
----------- -----------                                                   --------- ------- ------- ------------- -------------
   --......    225.6                           Balance, December 31, 1998     --        1      767        (4)           --
   --             --    Net income.......................................     --       --      285        --           285
   --             --    Other comprehensive income (loss):
                        Unrealized loss on HM Services common stock......     --       --       --         4             4
                        Foreign currency translation adjustment..........     --       --       --         3             3
                        Reclassification of gain realized on HM Services
                        common stock--net income.........................     --       --       --        (1)           (1)
                                                                                                                      ----
   --             --    Comprehensive income.............................                                             $291
                                                                                                                      ====
   --            3.6    Units issued to Host Marriott for the
                        comprehensive stock and employee stock purchase
                        plans............................................     --       --        8        --
   --            0.5    Redemptions of limited partnership interests of       --       --       (3)       --
                        third parties....................................
   --             --    Distributions on OP Units........................     --       --     (245)       --
   --             --    Distributions on Preferred Limited Partner Units.     --       --       (6)       --
   --           (0.4)   Adjustment to special dividend...................     --       --       (4)       --
   --           (5.8)   Repurchases of OP Units..........................     --       --      (50)       --
   --             --    Market adjustment to record Preferred OP Units
                        and OP Units of third parties at redemption value     --       --      370        --
   8.2            --    Issuance of Preferred OP Units...................    196       --       --        --
-------------------------------------------------------------------------------------------------------------------------------
   8.2         223.5    Balance, December 31, 1999.......................   $196      $ 1   $1,122       $ 2
   --             --    Net income.......................................     --       --      207        --           207
   --             --    Other comprehensive income (loss):
                        Foreign currency translation adjustment..........     --       --       --        (2)           (2)
                        Reclassification of gain realized on HM Services
                        common stock--net income.........................     --       --       --        (1)           (1)
                                                                                                                      ----
   --             --    Comprehensive income.............................                                             $204
                                                                                                                      ====
   --            2.0    Units issued to Host Marriott for the
                        comprehensive stock and employee stock purchase
                        plans............................................     --       --       15        --
   --            0.7    Redemptions of limited partnership interests of       --       --       (3)       --
                        third parties....................................
   --             --    Distributions on OP Units........................     --       --     (259)       --
   --             --    Distributions on Preferred Limited Partner Units.     --       --      (21)       --
   --           (4.9)   Repurchases of OP Units..........................     --       --      (44)       --
   --             --    Market adjustment to record Preferred OP Units
                        and OP Units of third parties at redemption value     --       --     (291)       --
-------------------------------------------------------------------------------------------------------------------------------
   8.2         221.3    Balance, December 31, 2000.......................   $196      $ 1   $  726       $(1)
   --             --    Net income.......................................     --       --       57        --            57
   --             --    Other comprehensive income (loss):
                        Foreign currency translation adjustment..........     --       --       --        (3)           (3)
                        Reclassification of gain realized on HM Services
                        common stock--net income.........................     --       --       --        (1)           (1)
                                                                                                                      ----
   --             --    Comprehensive income.............................                                             $ 53
                                                                                                                      ====
   --            0.3    Units issued to Host Marriott for the
                        comprehensive stock and employee stock purchase
                        plans............................................     --       --        4        --
   --           (0.5)   Cancellation of Units issued to Host Marriott for
                        shares granted to employees......................     --       --       --        --
   --           42.1    Redemptions of limited partnership interests of       --       --      547        --
                        third parties....................................
   --             --    Distributions on OP Units........................     --       --     (222)       --
   --             --    Distributions on Preferred Limited Partner Units.     --       --      (32)       --
   6.0            --    Issuance of Preferred OP Units...................    143       --       --        --
   --             --    Market adjustment to record Preferred OP Units
                        and OP Units of third parties at redemption value     --       --       82        --
-------------------------------------------------------------------------------------------------------------------------------
   14.2        263.2    Balance, December 31, 2001.......................   $339      $ 1   $1,162       $(5)
-------------------------------------------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years Ended December 31, 2001, 2000 and 1999
                                 (in millions)

                                                          2001   2000    1999
                                                          -----  -----  -------
                                                              (in millions)
OPERATING ACTIVITIES
Income from continuing operations........................ $  59  $ 203  $   256
Adjustments to reconcile to cash from operations:
  Depreciation and amortization..........................   378    331      293
  Income taxes...........................................   (24)   (47)     (66)
  Amortization of deferred income........................    (4)    (4)      (4)
  Net gains on property transactions.....................    (2)    (2)     (24)
  Equity in earnings of affiliates.......................    (3)   (25)      (6)
  Purchase of leasehold interests........................  (208)    --       --
  Other..................................................     5     14       10
  Changes in operating accounts:
   Other assets..........................................    83     (3)     (55)
   Other liabilities.....................................    (3)    67      (44)
                                                          -----  -----  -------
  Cash from operations...................................   281    534      360
                                                          -----  -----  -------
INVESTING ACTIVITIES
Proceeds from sales of assets............................    60     --      195
Acquisitions.............................................   (63)   (40)     (29)
Capital expenditures:
  Capital expenditures for renewals and replacements.....  (206)  (230)    (197)
  New investment capital expenditures....................   (56)  (108)    (150)
  Other Investments......................................   (24)   (41)     (14)
Notes receivable collections, net........................    10      6       19
Affiliate notes receivable issuances and collections, net    --    (39)      --
Other....................................................    --      4       --
                                                          -----  -----  -------
  Cash used in investing activities......................  (279)  (448)    (176)
                                                          -----  -----  -------
FINANCING ACTIVITIES
Issuances of debt........................................   968    540    1,345
Debt prepayments.........................................  (703)  (278)  (1,397)
Cost of extinguishment of debt...........................    --     --       (2)
Scheduled principal repayments...........................   (55)   (39)     (34)
Issuances of OP Units....................................     3      4        5
Issuances of preferred limited partner units.............   143     --      196
Distributions on common OP Units.........................  (298)  (241)    (258)
Distributions on preferred limited partner units.........   (28)   (19)      (2)
Redemption or repurchase of OP Units for cash............    --    (47)     (54)
Repurchases of Convertible Preferred Securities..........    --    (15)     (36)
Other....................................................     7     45     (106)
                                                          -----  -----  -------
  Cash from (used in) financing activities...............    37    (50)    (343)
                                                          -----  -----  -------
(INCREASE) DECREASE IN CASH AND CASH EQUIVALENTS.........    39     36     (159)
CASH AND CASH EQUIVALENTS, beginning of year.............   313    277      436
                                                          -----  -----  -------
CASH AND CASH EQUIVALENTS, end of year................... $ 352  $ 313  $   277
                                                          =====  =====  =======

Supplemental schedule of noncash investing and financing activities:

   Approximately 612,000 cumulative redeemable preferred limited partnership units valued at $7.6 million were issued during 1999 in connection with the acquisition of minority interests in two hotels.

                See Notes to Consolidated Financial Statements.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

  Description of Business

   Host Marriott, L.P. ("Host LP," or the "Operating Partnership"), a Delaware limited partnership, operating through an umbrella partnership structure with Host Marriott Corporation ("Host REIT") as the sole general partner, is primarily the owner of hotel properties. Host REIT operates as a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted solely through an operating partnership, Host Marriott, L.P. ("Host LP"), and its subsidiaries.

   The Work Incentives Improvement Act of 1999 ("REIT Modernization Act") amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary. Prior to the REIT Modernization Act, certain tax laws restricted REITs from deriving revenues directly from the operations of hotels, consequently on January 1, 1999, Host REIT leased substantially all of its hotels to subsidiaries of Crestline Capital Corporation ("Crestline") and certain other lessees as further discussed at Note 9. However, with the inception of the REIT Modernization Act, a wholly owned subsidiary of Host LP, HMT Lessee LLC (the "TRS"), which has elected to be treated as a taxable REIT subsidiary for federal income tax purposes, acquired certain subsidiaries owning the leasehold interests with respect to 120 of the Company's full-service hotels (the "Lessee Entities") from Crestline and Wyndham International, Inc. and affiliates ("Wyndham"). As a result of the acquisitions, the Company's operating results reflect property-level revenues and expenses rather than rental income from lessees with respect to those 120 full-service properties from the effective dates of the acquisitions. Two of the properties were sold in December of 2001.

   As of December 31, 2001, the Company owned, or had controlling interests in, 122 upper-upscale and luxury, full-service hotel lodging properties generally located throughout the United States, Canada and Mexico operated primarily under the Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Swissotel brand names. Of these properties, 109 are managed or franchised by Marriott International, Inc. and its subsidiaries ("Marriott International").

  Basis of Presentation

   On December 15, 1998, shareholders of Host Marriott Corporation, ("Host Marriott"), a Delaware corporation and the predecessor to Host REIT, approved a plan to reorganize Host Marriott's business operations through the spin-off of Host Marriott's senior living business as part of Crestline and the contribution of Host Marriott's hotels and certain other assets and liabilities to a newly formed Delaware limited partnership, Host LP. Host Marriott Corporation, a newly formed Maryland corporation elected to be treated, effective January 1, 1999, as a REIT and is the sole general partner of the Operating Partnership. Host Marriott and its subsidiaries' contribution of its hotels and certain assets and liabilities to the Operating Partnership and its subsidiaries in exchange for units of partnership interest in the Operating Partnership ("OP Units") was accounted for at Host Marriott's historical basis. As of December 31, 2001, Host REIT owned approximately 92% of the Operating Partnership.

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

  Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. The Company consolidates entities in which it owns a controlling financial interest (when it owns over 50% of the voting shares of another company or, in the case of partnership investments, when the

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
company owns the general partnership interest). In all cases, the Company considers the impact on the Company's financial control or the ability of minority shareholders or other partners to participate or block management decisions. All material intercompany transactions and balances have been eliminated.

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

  Revenues

   Revenue from operations of the Company's hotels not leased to third parties is recognized when the services are provided. As previously discussed, the Company, through the TRS, acquired the Lessee Entities in 2001, and as a result, the Company no longer leases the properties to a third party, or receives rental income with respect to those 120 properties. Therefore, the Company's consolidated results of operations for 2001 primarily reflect property-level revenues and expenses.

   The Company's 2000 and 1999 revenues primarily represent the rental income from its leased hotels. The rent due under each lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room, food and beverage and other types of hotel revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. As of year end 2000 and 1999, all annual thresholds were achieved.

  Accounting for the Impact of the September 11, 2001 Terrorist Acts

   The Company is entitled to receive business interruption insurance as a result of the discontinuation of operations of the World Trade Center Marriott and the New York Marriott Financial Center, both of which were affected by the terrorist attacks on September 11, 2001. Income resulting from business interruption insurance will not be recognized until all contingencies related to the insurance recoveries are resolved. To the extent that the Company incurs expenses related to the hotels, principally the ground rent due for the World Trade Center Marriott, for which the Company is still liable and for which it is entitled to recovery under the insurance contract, a receivable will be recognized, if it can be demonstrated that it is probable that the receivable will be realized. The Company also has property insurance for these hotels and while it is expected that insurance proceeds will be sufficient to cover all or a substantial portion of the costs at both hotels, no determination has been made as to the total amount or timing of those payments. The $129 million net book value of the World Trade Center Marriott hotel has been written off and a corresponding receivable recorded for the property insurance proceeds due under the terms of the insurance contract, which the Company believes is probable of receipt. The Company believes the replacement cost of the property is substantially in excess of the hotel's previously recorded net book value. Currently, no gain or loss has been recorded.

  Earnings Per Unit

   Basic earnings per unit is computed by dividing net income less distributions on preferred limited partner units and preferred OP Units by the weighted average number of common units outstanding. Diluted earnings per unit are computed by dividing net income less distributions on preferred limited partner interest and preferred OP Units as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host REIT for Host REIT common shares granted under comprehensive stock plans and the Convertible Preferred Securities. Dilutive securities may also include those common and preferred OP Units issuable or outstanding

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
that are held by minority partners which are assumed to be converted. Diluted earnings per unit was not adjusted for the impact of the Convertible Preferred Securities for 2001, 2000 and 1999 as they were anti-dilutive. In December 1998, the Company declared the Special Dividend (See discussion at Note 7--" Equity and Partners' Capital") and, in 1999, the Company distributed 11.5 million shares to existing shareholders in conjunction with the Special Dividend. The weighted average number of units outstanding and the basic and diluted earnings per computations have been restated to reflect these shares as outstanding for all periods presented.

   A reconciliation of the number of units utilized for the calculation of diluted earnings per unit follows (in millions, except per share amounts):

                                                                                Year Ended
                                  -----------------------------------------------------------------------------------------------
                                                 2001                               2000                              1999
                                  ---------------------------------  ---------------------------------  -------------------------

                                    Income        Units     Per Unit   Income        Units     Per Unit   Income        Units
                                  (Numerator) (Denominator)  Amount  (Numerator) (Denominator)  Amount  (Numerator) (Denominator)
                                  ----------- ------------- -------- ----------- -------------  ------  ----------- -------------
Net income.......................    $ 57...     284.3....   $ .20.     $207...     284.2....   $ .73.     $285...      291.6
  Distributions on preferred
   limited partner units and
   preferred OP Units............    (32)...        --       (.11).     (20)...        --       (.07).       (6)           --
                                     ----         -----      -----      ----         -----      -----      ----         -----
Basic earnings available to
 unitholders per unit............    $ 25...     284.3....   $ .09.     $187...     284.2....   $ .66.     $279...      291.6
  Assuming distribution of units
   to Host Marriott Corporation
   for Host Marriott Corporation
   common shares granted under
   the comprehensive stock
   plan, less shares assumed
   purchased at average market
   price.........................      --...       4.1          --.       --          4.2       (.01).       --           5.3
  Assuming conversion of
   Preferred OP Units............      --...        --          --.       --          0.6          --        --           0.3
  Assuming issuance of minority
   OP Units issuable under
   certain purchase agreements...      --           --          --        --           --          --.        7          10.9
  Assuming conversion of
   Convertible Preferred
   Securities....................      --           --          --        --           --          --        --            --
                                     ----         -----      -----      ----         -----      -----      ----         -----
Diluted Earnings per Unit........    $ 25         288.4      $ .09      $187         289.0      $ .65      $286         308.1
                                     ====         =====      =====      ====         =====      =====      ====         =====




                                   Per
                                   Unit
                                  Amount
                                  ------
Net income....................... $ .98
  Distributions on preferred
   limited partner units and
   preferred OP Units............  (.02)
                                  -----
Basic earnings available to
 unitholders per unit............ $ .96
  Assuming distribution of units
   to Host Marriott Corporation
   for Host Marriott Corporation
   common shares granted under
   the comprehensive stock
   plan, less shares assumed
   purchased at average market
   price.........................  (.02)
  Assuming conversion of
   Preferred OP Units............    --
  Assuming issuance of minority
   OP Units issuable under
   certain purchase agreements...  (.01)
  Assuming conversion of
   Convertible Preferred
   Securities....................    --
                                  -----
Diluted Earnings per Unit........ $ .93
                                  =====

  International Operations

   The consolidated statements of operations include the following amounts related to non-U.S. subsidiaries and affiliates: revenues of $62 million, $25 million and $24 million, and income before income taxes of $6 million, $6 million and $8 million in 2001, 2000 and 1999, respectively.

  Property and Equipment

   Property and equipment is recorded at cost. For newly developed properties, cost includes interest, ground rent and real estate taxes incurred during development and construction. Replacements and improvements are capitalized, while repairs and maintenance are expensed as incurred.

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

  Minority Interest

   Minority interest consists of limited partnership interests in consolidated investments of $108 million and $139 million at December 31, 2001 and 2000, respectively.

  Deferred Charges

   Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

  Other Comprehensive Income

   The components of total accumulated other comprehensive income in the balance sheet are as follows (in millions):

                                                             2001  2000
                                                             ----  ----
         Net unrealized gains............................... $  6  $ 7
         Foreign currency translation adjustment............  (11)  (8)
                                                             ----  ---
         Total accumulated other comprehensive income (loss) $ (5) $(1)
                                                             ====  ===

  Derivative Instruments

   The Company attempts to maintain a reasonable balance between fixed- and floating-rate debt, using interest rate swaps and caps, to keep financing costs as low as possible. If the requirements for hedge accounting are met, amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense, and the fair value of the derivatives is recorded on the accompanying balance sheet, with offsetting adjustments or charges recorded to the underlying debt. Otherwise the instruments are marked to market, and the gains and losses from the changes in the market value of the contracts are recorded in other income. Upon early termination of an interest rate swap or cap, gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated swap or cap.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   The Company is also subject to exposure from fluctuations in foreign currencies relating to the four properties operated in Canada and two properties in Mexico. To manage the exposure to changes in the Canadian exchange rate, the Company uses foreign exchange forward contracts. Gains and losses on contracts that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to accumulated other comprehensive income. Contracts that do not meet these requirements are marked to market and included in other income each period.

  Concentrations of Credit Risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents with various high credit-quality financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

   On January 1, 1999, subsidiaries of Crestline became the lessees of virtually all the hotels and, as such, their rent payments were the primary source of the Company's revenues during 2000 and 1999. As a result of the acquisition of the Crestline Lessee Entities during January 2001 (Note 2), the third party credit concentration with Crestline ceased to exist. Effective January 1, 2001 the Company leases substantially all of the hotels to the TRS.

  Application of New Accounting Standards

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets SFAS No. 121 to determine when a long-lived asset should be classified as held for sale, among other things. Those criteria specify that the asset must be available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets, and the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year. This Statement is effective for fiscal years beginning after December 15, 2001. Additionally, in February 2002 the Financial Accounting Standards Board resolved an implementation issue regarding SFAS No. 144 dealing with the treatment of sales of properties. Under the new guidelines, gains and losses from the dispositions of investment properties and the properties' historical operations for periods beginning in 2002 will be treated as discontinued operations, and therefore, be classified serparately from income from continuing operations. Historically, the Company has occasionally disposed of properties that were not consistent with the overall quality of their portfolio or presented unique opportunities to realize the asset's value, and the Company may dispose of additional assets from time to time in the future. This statement would require reclassification of results for any future dispositions previously included in continuing operations to discontinued operations for all periods presented, although net income would not be affected.

   In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other intangible Assets." SFAS No. 141 sets forth new standards on business combinations, eliminating the pooling treatment of accounting for business combinations. SFAS No. 142 requires additional disclosure of identifiable intangible assets, and requires that they may be segregated from goodwill. Additionally, the statement requires that goodwill no longer be amortized over 40 years, and that it is instead impaired as the fair value of the goodwill declines. The Company has not accounted for any of our business combinations using the pooling method of accounting and does not have a material amount of goodwill or intangible assets at year-end 2001. These statements are effective for fiscal years beginning after December 15, 2001. The Company will implement SFAS Nos. 141 and 142 in 2002 and does not believe the statements will materially impact the Company.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   In 2002, the Financial Accounting Standards Board issued an exposure draft which would rescind SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. The rescission, which would apply to periods subsequent to December 31, 2001, would eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items, unless it can be considered unusual in nature and infrequent in occurrence. As a result, the Company would no longer classify gains and losses from the extinguishment of debt as extraordinary items and will adjust prior years accordingly.

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The standard establishes accounting and reporting standards requiring that derivative instruments (including specified derivative instruments embedded in other contracts) be recorded in the balance sheet measured at fair value. The standard requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. The Company implemented SFAS No. 133 in 2001.

2. Lease Repurchase

   Effective January 1, 2001, the Company, through the TRS, acquired from Crestline the entities ("Crestline Lessee Entities") owning the leasehold interests with respect to 116 full-service hotel properties owned by the Company for $207 million in cash, including $6 million of legal and professional fees and transfer taxes, effectively terminating the leases for financial reporting purposes. In connection therewith, during the fourth quarter of 2000 the Company recorded a non-recurring, pre-tax loss of $207 million net of a tax benefit of $82 million which the Company recognized as a deferred tax asset because, for income tax purposes, the acquisition is recognized as an asset that will be amortized over the next six years. The transaction was consummated effective January 1, 2001.

   On June 16, 2001, the Company consummated another agreement with Crestline for the acquisition of their lease agreement with respect to San Diego Marriott Hotel and Marina (the "San Diego Hotel"). The purchase price was $4.5 million, including $1.8 million of legal and professional fees. The TRS acquired the lease by purchasing the lessee entity, effectively terminating the lease for financial reporting purposes.

   On June 28, 2001, the Company consummated an agreement to purchase substantially all the minority limited partnership interests held by Wyndham with respect to seven full-service hotels for $60 million. As part of this acquisition, the leases were acquired from Wyndham with respect to the San Diego Marriott Mission Valley, the Minneapolis Marriott Southwest, and the Albany Marriott by the TRS, effectively terminating the leases for financial reporting purposes. For purposes of purchase accounting no amounts were attributed to the leases themselves, as the leases had no value. The entire purchase price was allocated to the minority limited partner interests purchased.

   As a result of these acquisitions, the Company's consolidated results of operations, from the effective dates of the transactions, will present property-level revenues and expenses rather than rental income from lessees with respect to those 120 full-service properties. Two of these properties were sold in December of 2001.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

3. Property and Equipment

   Property and equipment consists of the following as of December 31:

                                                        2001     2000
                                                       -------  -------
                                                         (in millions)
        Land and land improvements.................... $   696  $   685
        Buildings and leasehold improvements..........   7,039    6,986
        Furniture and equipment.......................     944      793
        Construction in progress......................     149      135
                                                       -------  -------
                                                         8,828    8,599
        Less accumulated depreciation and amortization  (1,829)  (1,489)
                                                       -------  -------
                                                       $ 6,999  $ 7,110
                                                       =======  =======

   Interest cost capitalized in connection with the Company's development and construction activities totaled $8 million in 2001, $8 million in 2000, and $7 million in 1999.

   In accordance with SFAS 121, "Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of," the Company wrote-down three properties, one of which was sold in December 2001, considered held-for-sale to estimated fair value, resulting in a charge of $13 million in 2001. There were no asset writedowns in 2000.

4. Investments in and Receivables from Affiliates

   Investments in and receivables from affiliates consist of the following:

                                                                As of December 31, 2001
                                                  ----------------------------------------------------
                                                  Ownership
                                                  Interests Investment   Debt            Assets
                                                  --------- ---------- --------    -------------------
                                                                (in millions)
CBM Joint Venture LLC (a)........................     50%     $ 87.1   $ 935.9 (b) 120 Courtyard
                                                                                    Hotels
JWDC Limited Partnership.........................   54.6%       35.7       95.3    JW Marriott,
                                                                                    Washington, D.C.
Tiburon Golf Ventures, L.P (a)...................     49%       18.1         --    36-hole golf course
Marriott Residence Inn Limited Partnership (a)...      1%        0.6       92.6    15 Residence Inns
Marriott Residence Inn II Limited Partnership (a)      1%        0.4      132.2    23 Residence Inns
                                                              $141.9   $1,256.0
                                                              ======   ========
Notes and other receivables from affiliates, net.             $  6.3
                                                              ======

                                                             As of December 31, 2000
                                                 -----------------------------------------------
                                                 Ownership
                                                 Interests Investment   Debt        Assets
                                                 --------- ---------- -------- -----------------
                                                              (in millions)
JWDC Limited Partnership........................    50%      $ 38.7   $   95.3 JW Marriott,
                                                                                Washington, D.C.
Rockledge Hotel Properties, Inc. (a)............    95%        87.3    1,434.5
Fernwood Hotel Assets, Inc......................    95%         2.3         -- --
                                                             $128.3   $1,529.8
                                                             ======   ========
Notes and other receivables from affiliates, net             $163.7
                                                             ======

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

--------
(a) As of December 31, 2000, CBM Joint Venture LLC, Tiburon Golf Ventures, L.P., Marriott Residence Inn Limited Partnership and Marriott Residence Inn II Limited Partnership were equity investments of Rockledge Hotel Properties, Inc. See discussion below.
(b) Includes investment in 120 Courtyard hotels, 38 Residence Inns, 50 Fairfield Inns (partnership interest was sold during 2001), and the JW Marriott, Washington, D.C

   On May 16, 2000, the Company acquired for $40 million in cash a non-controlling interest in the JWDC Limited Partnership, which owns the JW Marriott Hotel, a 772-room hotel located on Pennsylvania Avenue in Washington, D.C. In 2002, we have the option to purchase the 44.4% limited partner interest of one of the partners for the lesser of $5.8 million or the fair value of the interest, whichever is greater. Additionally, on or after April 1, 2003, HMC JWDC GP, our wholly owned subsidiary, Quad-JWM LLC, the other general partner, have the right to require the partnership to purchase the 1% general partner interest held by Quad-JWM LLC for the lesser of $375,000 or fair value of the interest. As of December 31, 2001, the fair value of both interests is less than $1 million.

   In connection with the REIT conversion, Rockledge Hotel Properties, Inc. ("Rockledge") and Fernwood Hotel Assets, Inc. (together, "Non-Controlled Subsidiaries") were formed to own various assets contributed by the Company to the Operating Partnership, the direct ownership of which by the Company could jeopardize Host REIT's status as a REIT. In exchange for the contribution of these assets to the Non-Controlled Subsidiaries, the Operating Partnership received non-voting common stock of the Non-Controlled Subsidiaries, representing 95% of the total economic interests therein. On March 24, 2001, the Company acquired, through a taxable REIT subsidiary, all of the voting common stock representing the remaining 5% of the total economic interest of the Non-Controlled Subsidiaries from the Host Marriott Statutory Employee/Charitable Trust. As a result of the acquisition, the Company began consolidating Rockledge and Fernwood effective March 24, 2001 and therefore they are no longer accounted for as equity investments.

   During December 2000, a newly created joint venture (the "Joint Venture") formed by Rockledge and Marriott International acquired the partnership interests in two partnerships that collectively own 120 limited service hotels for approximately $372 million plus interest and legal fees, of which Rockledge paid approximately $90 million. Previously, both partnerships were operated by Rockledge as sole general partner. The Joint Venture acquired the two partnerships by acquiring partnership units pursuant to a tender offer for such units followed by a merger of the two partnerships with and into subsidiaries of the Joint Venture. The Joint Venture financed the acquisition with $200 million of mezzanine indebtedness borrowed from Marriott International and with cash and other assets contributed by Rockledge and Marriott International, including Rockledge's existing general partner and limited partner interests in the partnerships. Additionally, the joint venture has approximately $735 million of debt, all of which is non-recourse to and not guaranteed by Host Marriott, that consists of the following: 1) The $287 million mortgage maturing April 2012 requiring monthly payments of principal and interest at a fixed interest rate of 7.865% which is secured by the 50 hotels owned by CBM I. 2) The $127 million senior notes maturing February 2008 requiring semiannual interest payments at a fixed interest rate of 10.75% secured by a first priority pledge of CBM II of its general and limited partnership interests. 3) The $321 million multi-class commercial mortgage pass-through certificates maturing January 2013 requiring monthly payments of principal and interest at weighted average interest rate of 7.8%, which is secured by first priority mortgage liens on the 69 hotels owned by CBM II. Each of the joint venture's 120 hotels is operated by Marriott International pursuant to long-term management agreements. Rockledge, currently a consolidated, wholly owned subsidiary of the Company, through its subsidiaries, owns a 50% non-controlling interest in the Joint Venture and records the investment under the equity method.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   As a result of the consolidation of Rockledge, our investments include a 49% interest in Tiburon Golf Ventures, L.P., which owns the 36-hole Greg Norman-designed golf course surrounding the Ritz-Carlton, Naples Golf Resort. Additionally, we now consolidate the operations of two hotels located in Mexico City, Mexico, in which we own a controlling interest.

   Receivables from affiliates are reported net of reserves of $7 million at December 31, 2001 and 2000. There were no repayments in 2001, while repayments were $3 million in 2000 and $2 million in 1999. There were no additional fundings in 2001, 2000, and 1999.

   The Company's pre-tax income from affiliates includes the following:

                                                       2001 2000 1999
                                                       ---- ---- ----
                                                       (in millions)
          Interest income from loans to affiliates (1)  $4  $10  $11
          Equity in net income........................   3   25    6
                                                        --  ---  ---
                                                        $7  $35  $17
                                                        ==  ===  ===

--------
(1) This interest income relates to loans to Rockledge prior to their consolidation on March 24, 2001.

   Combined summarized balance sheet information for the Company's affiliates follows as of December 31:

                                                 2001      2000
                                                ------    ------
                                                 (in millions)
               Property and equipment, net..... $1,490    $1,821
               Other assets....................    196       330
                                                ------    ------
                  Total assets................. $1,686    $2,151
                                                ======    ======
               Debt, principally mortgages..... $1,256(1) $1,530
               Other liabilities...............     76       231
               Equity..........................    354       390
                                                ------    ------
                  Total liabilities and equity. $1,686    $2,151
                                                ======    ======

--------
(1) The 2001 debt balances were not funded by the Company and are non-recourse to the Company.

   Combined summarized operating results for the Company's affiliates follow:

                                                  2001   2000   1999
                                                  -----  -----  -----
                                                     (in millions)
          Hotel revenues......................... $ 638  $ 850  $ 897
          Operating expenses:
          Cash charges (including interest)......  (524)  (695)  (711)
          Depreciation and other non-cash charges  (107)  (127)  (137)
                                                  -----  -----  -----
          Income before extraordinary items......     7     28     49
          Extraordinary items....................    --     68     --
                                                  -----  -----  -----
          Net income............................. $   7  $  96  $  49
                                                  =====  =====  =====

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

  Loss on Litigation Settlement

   In connection with the settlement of litigation involving seven limited partnerships in which the Company or its subsidiaries serve as general partner, the Company recorded a non-recurring charge of $40 million during the fourth quarter of 1999. The loss is classified as the loss on litigation settlement on the consolidated statements of operations.

5. Debt

   Debt consists of the following:

                                                                                     2001   2000
                                                                                    ------ ------
                                                                                    (in millions)
Series A senior notes, with a rate of 77/8% due August 2005........................ $  500 $  500
Series B senior notes, with a rate of 77/8% due August 2008........................  1,195  1,194
Series C senior notes, with a rate of 8.45% due December 2008......................    499    498
Series E senior notes, with a rate of 83/8% due February 2006......................    300    300
Series G senior notes, with a rate of 91/4% due October 2007.......................    250    250
Series H senior notes, with a rate of 91/2% due January 15, 2007...................    452     --
Senior secured notes, with a rate of 91/2% due May 2005............................     12     13
Senior notes, with an average rate of 93/4% maturing through 2012..................     27     35
                                                                                    ------ ------
   Total senior notes..............................................................  3,235  2,790
                                                                                    ------ ------
Mortgage debt (non-recourse) secured by $3.4 billion of real estate assets, with an average rate of 7.9% at December 31, 2001, maturing through February 2023........  2,261  2,275
Line of credit, with a variable rate of Eurodollar plus 2.25% (4.39% at
  December 31, 2001)...............................................................     --    150
Other notes, with an average rate of 7.36% at December 31, 2001, maturing
  through December 2017............................................................     90     90
Capital lease obligations..........................................................     16     17
                                                                                    ------ ------
   Total other.....................................................................    106    257
                                                                                    ------ ------
                                                                                     5,602  5,322
Convertible debt obligation to Host Marriott Corporation (See Note 6)..............    492    492
                                                                                    ------ ------
                                                                                    $6,094 $5,814
                                                                                    ====== ======

  Senior Notes

   The Company currently has six series of Senior Notes outstanding all of which have been issued under the same indenture. The indenture contains certain financial covenants that, in the event of a default, would prohibit the Company from incurring additional indebtedness. These covenants include a ratio test of aggregate debt to total assets to be less than 65% on a pro forma basis and a consolidated coverage ratio of EBITDA to interest expense of 2.0 to 1.0. Failure to meet these covenants would limit the company's ability to incur additional debt and make dividend payments except to the extent required for Host REIT to maintain REIT status. As of December 31, 2001 the Company is in compliance with these covenants.

   In December 2001, the Company issued $450 million of 91/2% Series H senior notes due in 2007. The proceeds were used to repay the term loan and pay down the revolver portion of the bank credit facility. The December 31, 2001 balance of the Series H senior notes includes an adjustment for the fair market value of the related interest rate swap agreement as discussed below.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   In October 2000, the Company issued $250 million of 91/4% Series F senior notes due in 2007. The proceeds were used for the $26 million repayment of the outstanding balance on the revolver portion of the bank credit facility, settlement of certain litigation, and to partially fund the acquisition of the Crestline Lessee Entities. The notes were exchanged in the first quarter of 2001 for Series G senior notes on a one-for-one basis, which are freely transferable by the holders.

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

   Bank Credit Facility. The Company has a bank credit facility, which was entered into in 1998 and has subsequently been modified in June 2000 and November 2001. The original facility was for $1.25 billion and matured in three years. In June 2000, the borrowing capacity under the facility was reduced to $775 million. The last modification to the facility was in November 2001, which reduced the available capacity to $50 million. The bank credit facility contains covenants restricting the ability of the Company and certain of its subsidiaries to incur indebtedness, grant liens on their assets, acquire or sell assets or make investments in other entities, and make certain distributions to equity holders of Host REIT and the Operating Partnership. The bank credit facility also contains certain financial covenants relating to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, unencumbered assets to unsecured debt, and secured debt to total debt. Borrowings under the facility bear interest currently at the Eurodollar rate plus 225 basis points. The interest rate on the facility fluctuates based on the company's leverage ratio. Borrowings under the facility averaged $248 million in 2001 and $153 million in 2000. As of December 31, 2001 there are no outstanding borrowings under the facility. During 2001, 2000 and 1999, the Company recognized extraordinary losses of approximately $1 million, $2 million, and $2 million, respectively, representing the write-off of deferred financing costs.

   As a result of the economic recession and the events of September 11, 2001 the operations of our hotels were severely impacted. Certain covenants of the bank credit facility have been temporarily amended and currently require the Company, among other items, to: 1) meet less stringent levels in respect to minimum consolidated interest coverage ratio and minimum unsecured interest coverage ratio until September 6, 2002 and a maximum leverage ratio through August 15, 2002, 2) suspends until September 6, 2002 the minimum consolidated fixed charge coverage ratio test, 3) limits draws under the revolver portion to $50 million in the first quarter of 2002 and up to $25 million in the second quarter of 2002 (but only if draws in the second quarter of 2002 do not cause the aggregate amount drawn in 2002 and then outstanding to exceed $25 million and 4) increases the interest rate charged for borrowing based on higher leverage levels. The covenants also restrict our ability to: 1) make equity distributions, 2) incur additional indebtedness, 3) acquire assets, 4) make investments in subsidiaries and 5) make capital expenditures. The Company is currently in compliance with all of these covenants.

  Mortgage Debt

   In October 2001, the Company prepaid the remaining mortgage debt of $16.5 million on the San Antonio Marriott Riverwalk which was due to mature January 1, 2002.

   During January 2002, we transferred one of our non-core properties, the St. Louis Marriott Pavilion, to the mortgage lender. In the first quarter of 2002, we wrote off the remaining $13 million of property and equipment,

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
eliminated $37 million of mortgage debt and related liabilities and recorded a non-cash gain of approximately $24 million.

   In August 2001, a Canadian subsidiary of the Company entered into a financing agreement pursuant to which it borrowed $96.6 million due August 2006 at a variable rate of LIBOR plus 275 basis points. The Calgary Marriott, Toronto Airport Marriott, Toronto Marriott Eaton Centre, and Toronto Delta Meadowvale hotels serve as collateral. The proceeds from this financing were used to refinance existing indebtedness on these hotels as well as to repay the $88 million mortgage note on The Ritz-Carlton, Amelia Island hotel. The Company recorded an extraordinary loss of $1 million during 2001 related to this refinancing.

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

   In July 1999, the Company entered into a financing agreement pursuant to which it borrowed $665 million due 2009 at a fixed rate of 7.47% with eight hotels serving as collateral. The proceeds from this financing were used to refinance existing mortgage indebtedness maturing at various times through 2000, including approximately $590 million of outstanding variable rate mortgage debt. The Company recorded an extraordinary gain of $5 million during 1999 related to this refinancing.

   In June 1999, the Company refinanced the debt on the San Diego Marriott Hotel and Marina. The mortgage is $195 million with a term of 10 years at a rate of 8.45%. In addition, the Company entered into a mortgage for the Philadelphia Marriott expansion in July 1999 for $23 million at an interest rate of approximately 8.6%, maturing in 2009.

  Derivative Instruments

   The mortgage loan on the Canadian properties is denominated in U.S. dollars and the functional currency of the Canadian subsidiaries is the Canadian dollar. The subsidiaries have entered into 60 separate currency forward contracts to buy U.S. dollars at a fixed price. These forward contracts hedge the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments. The fair value of the contracts on December 31, 2001 was $1.5 million.

   On December 20, 2001, we entered into a 5-year interest rate swap agreement, which is effective January 15, 2002 and matures January 2007. Under the swap, we receive fixed-rate payments of 9.5% and pay floating-rate payments based on one-month LIBOR plus 450 basis points, on a $450 million notional amount. The fair value of the interest rate swap agreement was zero at inception. Under SFAS 133 we have designated the interest rate swap as a fair value hedge, and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. On January 4, 2002, in a separate agreement with a different counter party, we purchased for approximately $3.5 million an interest rate cap with the same notional amount which caps the floating interest rate at 14%. Under SFAS 133 the cap represents a derivative that will be marked to market and the gains and losses from changes in the market value of the cap are to be recorded in other income or expense in the current period.

   During 1999, the Company terminated its then outstanding interest rate swap agreements and recognized an extraordinary gain of approximately $8 million.

  Aggregate Debt Maturities

   Aggregate debt maturities at December 31, 2001 are (in millions), excluding the convertible debt obligation to Host Marriott:

                        2002.................... $  148
                        2003....................     67
                        2004....................     79
                        2005....................    570
                        2006....................    656
                        Thereafter..............  4,073
                                                 ------
                                                  5,593
                        Discount on senior notes     (7)
                        Capital lease obligation     16
                                                 ------
                                                 $5,602
                                                 ======

  Cash Paid for Interest

   Cash paid for interest for continuing operations, net of amounts capitalized, was $470 million in 2001, $450 million in 2000, and $451 million in 1999. Deferred financing costs, which are included in other assets, amounted to $99 million and $108 million, net of accumulated amortization, as of December 31, 2001 and 2000, respectively. Amortization of deferred financing costs totaled $22 million, $15 million, and $17 million in 2001, 2000, and 1999, respectively.

6. Convertible Debt Obligation to Host Marriott Corporation

   The obligation for the $492 million of 6 3/4% Convertible Subordinated Debentures (the "Debentures") as of December 31, 2001 and 2000 has been included in these financial statements as debt of the Company because upon the REIT Conversion the Operating Partnership assumed primary liability for repayment of the Debentures of Host Marriott underlying the Convertible Preferred Securities (defined below) of the Host Marriott Financial Trust (the "Issuer"), a wholly-owned subsidiary trust of Host Marriott. The common securities of Host Marriott Financial Trust were not contributed to the Operating Partnership and therefore Host Marriott Financial Trust is not consolidated by the Operating Partnership. Upon conversion by a Convertible Preferred Securities holder, Host Marriott will issue shares of its common stock which will be delivered to such holder. Upon the issuance of such shares by Host Marriott, the Operating Partnership will issue to Host Marriott the number of OP Units equal to the number of shares of the Host Marriott common stock issued in exchange for the Debentures.

   In December 1996, Host Marriott Financial Trust (the "Issuer"), a wholly owned subsidiary trust of the Company, issued 11 million shares of 6 3/4% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation amount of $550 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Issuer. The payment of distributions out of moneys held by the Issuer and payments on liquidation of the Issuer or the redemption of the Convertible Preferred Securities are guaranteed by the Company to the extent the Issuer has funds available therefor. This guarantee, when taken together with the Company's obligations under the indenture pursuant to which the Debentures (defined below) were issued, the Debentures, the Company's obligations under the Trust Agreement and its obligations under the indenture to pay costs, expenses, debts and liabilities of the Issuer (other than with respect to the Convertible Preferred Securities) provides a full and unconditional guarantee of amounts due on the Convertible Preferred Securities. Proceeds from the issuance

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
of the Convertible Preferred Securities were invested in 6 3/4% Convertible Subordinated Debentures (the "Debentures") due December 2, 2026 issued by the Company. The Issuer exists solely to issue the Convertible Preferred Securities and its own common securities (the "Common Securities") and invest the proceeds therefrom in the Debentures, which is its sole asset. Separate financial statements of the Issuer are not presented because of the Company's guarantee described above; the Company's management has concluded that such financial statements are not material to investors as the Issuer is wholly owned and essentially has no independent operations.

   Each of the Convertible Preferred Securities and the related debentures are convertible at the option of the holder into shares of Company common stock at the rate of 3.2537 shares per Convertible Preferred Security (equivalent to a conversion price of $15.367 per share of Company common stock). The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Convertible Preferred Securities. During 2001 and 2000, 400 shares and 325 shares were converted into common stock, respectively. During 1999, no shares were converted into common stock. The conversion ratio and price were adjusted to reflect the impact of the distribution and the Special Dividend.

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

   Subject to certain restrictions, the Convertible Preferred Securities are redeemable at the Issuer's option upon any redemption by the Company of the Debentures after December 2, 1999. Upon repayment at maturity or as a result of the acceleration of the Debentures upon the occurrence of a default, the Convertible Preferred Securities are subject to mandatory redemption.

   In connection with consummation of the REIT Conversion, we assumed primary liability for repayment of the Debentures of Host REIT underlying the Convertible Preferred Securities. Upon conversion by a Convertible Preferred Securities holder, Host REIT will issue shares of Host REIT common stock, which will be delivered to such holder. Upon the issuance of such shares by Host REIT we will issue to Host REIT a number of OP Units equal to the number of shares of Host REIT common stock issued in exchange for the Debentures.

   The Company repurchased .4 million shares of the Convertible Preferred Securities in 2000 as part of the share repurchase program described below in
Note 7. No shares of the Convertible Preferred Securities were repurchased in 2001.

7. Equity and Partners' Capital

   284.7 million and 284.9 million common OP units were outstanding, of which Host REIT held 263.2 million and 221.3 million, as of December 31, 2001 and 2000, respectively. In addition 14.2 million and 8.2 million preferred limited partner units were outstanding as of December 31, 2001 and 2000.

   We paid quarterly cash distributions of $0.26 for the first three quarters of 2001. As a result of the declining operations, no distributions were made for the fourth quarter of 2001. Due to liquidity concerns related to the

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES
current economic conditions and the impact of the September 11, 2001 terrorist attacks it is uncertain at this time when distributions will commence. For 2000, we paid quarterly cash distributions of $0.21, $0.21, $0.23, and $0.26.

   During 1999, approximately 586,000 Class TS cumulative redeemable preferred operating partnership units and approximately 26,000 Class AM cumulative redeemable preferred operating partnership units (together the "Preferred OP Units") were issued in connection with the acquisition of minority interests in two hotels. The Preferred OP Units are convertible into OP Units on a one-for-one basis, subject to adjustment in specified events, at any time beginning one year after acquisition, and after conversion to OP Units are redeemable for cash or at Host REIT's option, Host REIT common shares. The Company has the right to convert the Preferred OP Units to OP Units two years from the date of issuance. Preferred OP Unitholders are entitled to receive a preferential cash distribution of $0.21 per quarter. During 2000, all of the Class TS Preferred OP Units and approximately 7,000 of the Class AM Preferred OP Units were converted by the holders to common OP Units. During 2000, 593,000 Preferred OP Units were converted by their respective holders to common OP Units. Only 19,000 Preferred OP Units were outstanding as of December 31, 2001 and 2000.

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

   In August 1999, Host REIT sold 4.16 million shares of 10% Class A preferred stock, in November 1999, Host REIT sold 4.0 million shares of 10% Class B preferred stock and in March 2001, Host REIT sold 6.0 million shares of 10% Class C preferred stock. The Operating Partnership, in turn, issued equivalent securities, the Class A Preferred Units, Class B Preferred Units, and Class C Preferred Units ("Class A, B and C Preferred Units"), to Host REIT. Holders of the preferred stock are entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference, payable quarterly in arrears commencing October 15, 1999 and January 15, 2000 and April 15, 2001 for the Class A, Class B and Class C preferred stock, respectively. After August 3, 2004, April 29, 2005, and March 27, 2006, Host REIT has the option to redeem the Class A Preferred Stock, Class B Preferred Stock, and Class C Preferred Stock, respectively, for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class A, B and C Preferred Units rank senior to the OP Units and the Preferred OP Units, and on a parity with each other. The preferred unitholders generally have no voting rights. Accrued preferred distributions at December 31, 2001 were $8.8 million.

   The Contribution and related transactions resulted in the exchange of 217.1 million OP Units for substantially all of the assets and liabilities of Host Marriott Corporation.

   In conjunction with the REIT Conversion, the Company issued approximately
73.5 million OP Units which are convertible into cash or shares of Host Marriott common stock, at Host Marriott's option. Approximately 21.6 million and 63.6 million of the OP Units were outstanding as of December 31, 2001 and 2000, respectively.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

On May 29, May 7 and February 7, 2001, Blackstone and affiliates converted 18.2 million, 10.0 million and 12.5 million OP Units, respectively, to Host REIT common shares and immediately sold them to an underwriter for sale on the open market. As a result, Host REIT now owns approximately 92% of the outstanding OP Units. The Company received no proceeds as a result of this transaction.

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

  Special Dividend

   On December 18, 1998, in connection with the Company's REIT conversion, the Board of Directors declared a special dividend which entitled shareholders of record on December 28, 1998 to elect to receive either $1.00 in cash or .087 of a share of common stock of Host REIT for each outstanding share of Host REIT's common stock owned by such shareholder on the record date (the "Special Dividend''). Cash totaling $73 million and 11.5 million shares of common stock that were elected in the Special Dividend were paid and/or issued in 1999.

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

   In December 1998, the Company restructured itself to enable the Company to qualify for treatment as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. In general, a corporation that elects REIT status and meets certain tax law requirements regarding distribution of its taxable income to its shareholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation on its operating income to the extent it distributes at least 90% (95% for tax years prior to 2001) of its taxable income. In 2001 and 2000, the Company distributed 100% of its taxable income to its common and preferred shareholders. Dividends to common shareholders totaled $.78 and $.91 per outstanding share in 2001 and 2000, respectively. Of the 2001 common stock dividend, $.49 was taxable as ordinary income, $.04 was taxable as a capital gain and the remaining $.25 was a return of capital. The entire 2000 distribution was taxable as ordinary income. Accordingly, the Company does not believe that it will be liable for current income taxes at the Federal level or in most of the states in which it operates. However, the Company is required to pay taxes on "built-in gains" on sales of certain of its assets, if any. Additionally, the Company's consolidated taxable REIT subsidiaries are subject to Federal and state income tax. The consolidated income tax provision includes, primarily, the tax provision related to the operations of the TRS, Rockledge, Fernwood and international taxes at the Operating Partnership, as well as each of their respective subsidiaries.

   In order to qualify as a REIT for federal income tax purposes, among other things, the Company was required to distribute all of its accumulated earnings and profits (''E&P'') to its stockholders in one or more taxable dividends prior to December 31, 1999. To accomplish the requisite distributions of accumulated E&P, the Company made distributions consisting of approximately
20.4 million shares of Crestline valued at $297 million, $73 million in cash, and approximately 11.5 million shares of Host Marriott stock valued at $138 million.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

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

   Total deferred tax assets and liabilities at December 31, 2001 and December 31, 2000 were as follows:

                                                       2001   2000
                                                      -----   ----
                                                      (in millions)
             Deferred tax assets..................... $  77   $ 82
             Deferred tax liabilities................  (110)   (54)
                                                      -----   ----
                Net deferred income tax
                  (liability)/asset.................. $ (33)  $ 28
                                                      =====   ====

   The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 31, 2001 and December 31, 2000 were as follows:

                                                       2001    2000
                                                       ----    ----
                                                       (in millions)
              Investment in hotel leases.............. $ 69    $ 82
              Safe harbor lease investments...........  (21)    (23)
              Property and equipment..................   (6)     --
              Investments in affiliates...............  (60)     --
              Deferred gains..........................  (23)    (31)
              Other...................................    6      --
              Alternative minimum tax credit
                carryforwards.........................    2      --
                                                       ----    ----
                 Net deferred income tax (liability)
                   asset.............................. $(33)   $ 28
                                                       ====    ====

   The provision (benefit) for income taxes consists of:

                                                        2001  2000  1999
                                                        ----  ----  ----
                                                          (in millions)
       Current  -- Federal............................. $(11) $(29) $ 26
                -- State...............................    3     2     3
                -- Foreign.............................    4     6     3
                                                        ----  ----  ----
                                                          (4)  (21)   32
                                                        ----  ----  ----
       Deferred -- Federal.............................    9   (66)  (37)
                -- State...............................    2   (11)  (11)
                -- Foreign.............................    1    --    --
                                                        ----  ----  ----
                                                          12   (77)  (48)
                                                        ----  ----  ----
                                                        $  8  $(98) $(16)
                                                        ====  ====  ====

   On July 20, 2001, the United States Court of Appeals for the Fourth Circuit affirmed a lower court ruling that allowed the Company to carryback a 1991 specified liability loss to the tax years 1984 and 1985 resulting in a net income tax refund of $16 million. The Company recorded the refund as a benefit to the provision in 2001. In addition, the Company settled with the Internal Revenue Service all other outstanding issues for the tax years through 1998. The Company made net payments to the IRS of approximately $19 million in 2001 and $14 million in 1999 related to these settlements.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   A reconciliation of the statutory Federal tax expense to the Company's income tax expense follows:

                                                   2001  2000  1999
                                                   ----  ----  ----
                                                     (in millions)
           Statutory Federal tax..................   23  $ 37  $ 84
           Nontaxable income of REIT..............   (9)  (37)  (84)
           Built-in-gain tax......................   --    (1)    5
           State income taxes, net of Federal tax
             benefit..............................    5     2     2
           Tax benefit from acquisition of leases.   --   (82)   --
           Tax contingencies......................  (16)  (23)  (26)
           Tax on foreign source income...........    5     6     3
                                                   ----  ----  ----
              Income tax expense.................. $  8  $(98) $(16)
                                                   ====  ====  ====

   Cash paid for income taxes, including IRS settlements, net of refunds received, was $24 million, $30 million, and $50 million in 2001, 2000 and 1999, respectively.

9.  Leases

   Hotel Leases. Prior to 2001, the Company leased its hotels (the ''Leases'') to one or more third party lessees (the ''Lessees''), primarily subsidiaries of Crestline, due to federal income tax law restrictions on a REIT's ability to derive revenues directly from the operation of a hotel. Effective January 1, 2001, the REIT Modernization Act amended the tax laws to permit REITs to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary. Accordingly, the TRS acquired the Crestline Lessee Entities owning the leasehold interests with respect to 116 of the Company's full-service hotels during January 2001 and acquired the Lessee Entities owning the leasehold interest with respect to four of the Company's full-service hotels from Crestline (one lease) and Wyndham (three leases) during June of 2001. As a result, the Company's revenues now reflect hotel level sales instead of rental income.

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

   Crestline Guarantees. During 1999 and 2000, Crestline and certain of its subsidiaries, as lessees under virtually all of the hotel leases, entered into limited guarantees of the Lease obligations of each Lessee. The full-service hotel leases were grouped into four lease pools (determined on the basis of the term of the particular Lease with all leases having generally the same lease term placed in the same ''pool''). As a result of the acquisition of the Lessee Entities in 2001 by the TRS, there no longer is a third party credit concentration. Separate financial statements for the years ended December 31, 2000 and 1999 for each of the four lease pools in which the Company's hotels were organized are presented in Item 8 of this Annual Report on Form 10-K.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   The Company sold the existing working capital to the applicable Lessee upon the commencement of the Lease at a price equal to the fair market value of such assets. The purchase price was represented by a note evidencing a loan that bore interest at a rate of 5.12%. As of December 31, 2000 and 1999, the note receivable from Crestline for working capital was $91 million and $90 million, respectively. In connection with the acquisitions of the Lessee Entities, the working capital was acquired by the TRS.

   Hospitality Properties Trust Relationship. In a series of related transactions in 1995 and 1996, the Company sold and leased back 53 of its Courtyard properties and 18 of its Residence Inns to Hospitality Properties Trust (''HPT''). These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at the option of the Company. Minimum rent payments are $51 million annually for the Courtyard properties and $17 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to the owner under the terms of the leases.

   In connection with the REIT Conversion, the Company sublet the HPT hotels (the "Subleases") to separate sublessee subsidiaries of Crestline ("Sublessee"), subject to the terms of the applicable HPT Lease. The term of each Sublease expires simultaneously with the expiration of the initial term of the HPT lease to which it relates and automatically renews for the corresponding renewal term under the HPT lease, unless either the HPT lessee (the "Sublessor") elects not to renew the HPT lease, or the Sublessee elects not to renew the Sublease at the expiration of the initial term provided, however, that neither party can elect to terminate fewer than all of the Subleases in a particular pool of HPT hotels (one for Courtyard by Marriott hotels and one for Residence Inn hotels). Rent payable by Crestline under the Sublease consists of the minimum rent payable under the HPT lease and an additional percentage rent payable to the Company. The percentage rent payable by the Sublessor is sufficient to cover the additional rent due under the HPT lease, with any excess being retained by the Sublessor. The rent payable under the Subleases is guaranteed by Crestline, up to a maximum amount of $30 million which amount is allocated between the two pools of HPT hotels.

   Other Lease Information. A number of the Company's leased hotel properties also include long-term ground leases for certain hotels, generally with multiple renewal options. Certain leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Future minimum annual rental commitments for all non-cancelable leases for which the Company is the lessee are as follows:

                                                    Capital Operating
                                                    Leases   Leases
                                                    ------- ---------
                                                      (in millions)
           2002....................................   $ 6    $  108
           2003....................................     6       104
           2004....................................     6       101
           2005....................................     1        97
           2006....................................     1        95
           Thereafter..............................    --     1,164
                                                      ---    ------
           Total minimum lease payments............    20    $1,669
                                                             ======
           Less amount representing interest.......    (4)
                                                      ---
              Present value of minimum lease
                payments...........................   $16
                                                      ===

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   Certain of the lease payments included in the table above relate to facilities used in the Company's former restaurant business. Most leases contain one or more renewal options, generally for five or 10-year periods. Future rentals on leases have not been reduced by aggregate minimum sublease rentals from restaurants and HPT subleases of $48 million and $722 million, respectively, payable to the Company under non-cancellable subleases.

   In conjunction with the refinancing of the mortgage of the New York Marriott Marquis in 1999, the Company also renegotiated the terms of the ground lease. The renegotiated ground lease provides for the payment of a percentage of the hotel sales (3% in 1998, 4% in 1999 and 5% thereafter) through 2017, which is to be used to amortize the then existing deferred ground rent obligation of $116 million. The Company has the right to purchase the land under certain circumstances. The balance of the deferred ground rent obligation was $65 million and $77 million at December 31, 2001 and 2000, respectively, and is included in other liabilities on the consolidated balance sheets.

   The Company remains contingently liable on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $57 million at December 31, 2001. However, management considers the likelihood of any substantial funding related to these leases to be remote.

   Rent expense consists of:

                                                     2001 2000 1999
                                                     ---- ---- ----
                                                     (in millions)
             Minimum rentals on operating leases.... $107 $107 $106
             Additional rentals based on sales......   32   36   29
                                                     ---- ---- ----
                                                     $139 $143 $135
                                                     ==== ==== ====

10.  Employee Stock Plans

   In connection with the REIT conversion, the Company assumed the employee obligations of Host REIT. Upon the exercise of stock options in Host REIT common stock, Host REIT will issue shares of its common stock in return for the issuance of an equal number of OP Units of the Company. Accordingly, these liabilities and related disclosures are included in the Company's consolidated financial statements.

   At December 31, 2001, Host REIT maintained two stock-based compensation plans, including the comprehensive stock plan (the ''Comprehensive Plan''), whereby Host REIT may award to participating employees (i) options to purchase Host REIT's common stock, (ii) deferred shares of Host REIT's common stock and
(iii) restricted shares of Host REIT's common stock, and the employee stock purchase plan (the "Employee Stock Purchase Plan"). Total shares of common stock reserved and available for issuance under the Comprehensive Plan at December 31, 2001 were approximately 15 million.

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

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   In connection with the Host Marriott Services (''HM Services'') spin-off in 1995, outstanding options held by current and former employees of the Company were redenominated in both Company and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between the Company and HM Services, the Company originally had the right to receive up to 1.4 million shares of HM Services' common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. On August 27, 1999, Autogrill Acquisition Co., a wholly owned subsidiary of Autogrill SpA of Italy, acquired Host Marriott Services Corporation. Since HM Services is no longer publicly traded, all future payments to the Company will be made in cash, as HM Services Corporation has indicated that the receivable will not be settled in Autogrill SpA stock. As of December 31, 2001 and 2000, the receivable balance was approximately $6.4 million and $8.8 million, respectively, which is included in other assets in the accompanying consolidated balance sheets.

   The Company continues to account for expense under its plans according to the provisions of Accounting Principle Board Opinion 25 and related interpretations as permitted under SFAS No. 123. Consequently, no compensation cost has been recognized for its fixed stock options under the Comprehensive Plan and its Employee Stock Purchase Plan.

   For purposes of the following disclosures required by SFAS No. 123, the fair value of each option granted has been estimated on the date of grant using an option-pricing model with the following weighted average assumptions used for grants in 2001 and 2000, respectively: risk-free interest rates of 5.2% and 5.1%, volatility of 37% and 32%, expected lives of 12 years, and dividend yield of $0.78 per share and $0.91 per share. The weighted average fair value per option granted during the year was $2.73 in 2001 and $1.06 in 2000. Pro forma compensation cost for 2001, 2000 and 1999 would have reduced net income by approximately $855,000, $811,000 and $919,000, respectively. Basic and diluted earnings per share on a pro forma basis were not impacted by the pro forma compensation cost in 2001, 2000 and 1999.

   The effects of the implementation of SFAS No. 123 are not representative of the effects on reported net income in future years because only the effects of stock option awards granted in 1997 and subsequent years have been considered.

   A summary of the status of the Host REIT's stock option plans that have been approved by the stockholders for 2001, 2000 and 1999 follows. Host REIT does not have stock option plans that have not been approved by the Company's stockholders:

                                                  2001                       2000                         1999
                                        ------------------------ ---------------------------- ----------------------------
                                         Shares      Weighted                     Weighted                     Weighted
                                           (in       Average        Shares        Average        Shares        Average
                                        millions) Exercise Price (in millions) Exercise Price (in millions) Exercise Price
                                        --------- -------------- ------------- -------------- ------------- --------------
Balance, at beginning of year..........    4.2          $5            4.9           $  4           5.6           $ 3
Granted................................    1.4           8             .6            .10            .6            10
Exercised..............................    (.6)          4           (1.2)             3          (1.3)            3
Forfeited/Expired......................    (.1)          8            (.1)            10            --            --
                                           ---                       ----                         ----
Balance, at end of year................    4.9          $6            4.2           $  5           4.9           $ 4
                                           ===                       ====                         ====
Options exercisable at year-end........    2.9                        3.2                          4.2
                                           ===                       ====                         ====

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   The following table summarizes information about stock options at December 31, 2001:

                              Options Outstanding                    Options Exercisable
-               ----------------------------------------------- ------------------------------
                              Weighted Average
   Range of        Shares        Remaining     Weighted Average    Shares     Weighted Average
Exercise Prices (in millions) Contractual Life  Exercise Price  (in millions)  Exercise Price
--------------- ------------- ---------------- ---------------- ------------- ----------------
    $1 - 3           2.0              5              $ 2             2.0            $ 2
     4 - 6            .2              7                6              .2              6
     7 - 9           1.6             14                8              .4              8
    10 - 12          1.0             14               11              .2             11
    13 - 19           .1             11               18              .1             18
                     ---                                             ---
                     4.9                                             2.9
                     ===                                             ===

   Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. Host REIT accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 2001, 2000 and 1999, 23,000, 20,000 and 11,000 shares were granted, respectively, under this plan. The compensation cost that has been charged against income for deferred stock was not material in 2001, 2000 and 1999. The weighted average fair value per share granted during each year was $12.99 in 2001, $9.44 in 2000 and $14.31 in 1999.

   Host REIT from time to time awards restricted stock shares under the Comprehensive Plan to officers and key executives to be distributed over the next three years in annual installments based on continued employment and the attainment of certain performance criteria. Host REIT recognizes compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of Host REIT's common stock. In 2001, 2000 and 1999, 130,000, 889,000, and 3,203,000 shares of restricted stock plan shares were granted to certain key employees under these terms and conditions. Approximately 593,000 and 106,000 shares were forfeited in 2001 and 2000, respectively. Host REIT recorded compensation expense of $7.6 million, $11 million and $7.7 million in 2001, 2000 and 1999, respectively, related to these awards. The weighted average grant date fair value per share granted during each year was $12.82 in 2001, $8.87 in 2000 and $12.83 in 1999. Under these awards 2,010,000 shares were outstanding at December 31, 2001.

   In 1998, 568,408 stock appreciation rights (''SARs'') were issued under the Comprehensive Plan to certain directors of Host REIT as a replacement for previously issued options that were cancelled during the year. The conversion to SARs was completed in order to comply with ownership limits applicable to Host REIT upon conversion to a REIT. The SARs are fully vested and the grant prices range from $1.20 to $5.13. In 2001, 2000 and 1999, Host REIT recognized compensation (income) expense for outstanding SARs as a result of fluctuations in the market price of Host REIT's common stock of $(1.2) million, $1.4 million and $(2.7) million, respectively.

   Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or market value at the end of the plan year.

11.  Profit Sharing and Postemployment Benefit Plans

   The Company contributes to profit sharing and other defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The amount to be matched by the

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

Company is determined annually by the Board of Directors. The Company provides medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Amounts for these items were not material in 1999 through 2001.

12.  Acquisitions and Dispositions

   Effective March 24, 2001, the Company purchased the 5% voting interests in each of Rockledge and Fernwood that were previously held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million. Prior to this acquisition, the Company held a 95% non-voting interest in each company and accounted for such investments under the equity method. As a result of this acquisition, the Company holds 100% of the voting and non-voting interests in Rockledge and Fernwood, and its consolidated results of operations will reflect the revenues and expenses generated by the two taxable corporations, and its consolidated balance sheets will include the various assets, including, primarily, three full-service hotels and certain limited service hotel partnership interests, including the Joint Venture interest. The Company's acquisition, including certain joint venture interests, totaled approximately $356 million in assets and $262 million in liabilities, including $54 million of third party debt.

   On June 28, 2001, the Company consummated an agreement to purchase substantially all the minority limited partnership interests held by Wyndham with respect to seven full-service hotels for $60 million. As part of this acquisition, the leases were acquired from Wyndham with respect to three hotels by the TRS, effectively terminating the leases for financial reporting purposes. The entire purchase price was allocated to the minority limited partner interests purchased.

   During January 2002, the Company transferred one of our non-core properties, the St. Louis Marriott Pavilion hotel, to the mortgage lender. Due to the original structure of this deal, the Company has not received any cash flow after payments of debt service from this property since the original spin-off in 1993. In the first quarter of 2002, the Company will write off the remaining $13 million of property and equipment, eliminate $37 million of mortgage debt and related liabilities and record a non-cash gain of approximately $22 million.

   In 1999, the Company acquired the remaining unaffiliated partnership interests in two full-service hotels by issuing approximately 612,000 cumulative preferred OP Units and paid cash of approximately $6.8 million. During 2000, the holders of approximately 593,000 cumulative preferred OP Units converted to common OP Units on a one-for-one basis.

   During February 2002, we filed a shelf registration statement for 1.1 million common shares to be issued to a minority partner in the San Diego Marina Marriott Hotel in exchange for certain interests in the San Diego partnership. On March 15, 2002, this minority partner sold the 1.1 million common shares to an underwriter for resale on the open market. Concurrent with the issuance of the common shares, the Operating Partnership issued to us an equivalent number of OP Units. This transaction did not materially impact our ownership percentage in the Operating Partnership. We received no proceeds as a result of these transactions.

   Subsequent to this exchange, other minority partners in the San Diego hotel have notified us of their intent to exchange additional interests in the San Diego partnership for approximately 6.8 million OP Units. We expect these exchanges to close during the second quarter. After completion of these exchanges the minority partner will own 10% of the interest in the San Diego hotel.

   During 2001, 2000 and 1999, respectively, approximately 42,054,000, 652,000 and 467,000 OP Units were redeemed for Host REIT common stock, respectively. In 2000 and 1999 an additional 360,000 and 233,000 OP Units were redeemed for $3 million and $2 million in cash, respectively. No OP Units were redeemed for cash in 2001.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   During 2001, the Company disposed of two hotels (751 rooms) for a total consideration of $65 million and recognized a net gain of $12 million. During 1999, the Company disposed of 5 hotels (1,577 rooms) for a total consideration of $198 million and recognized a net gain of $24 million. There were no dispositions in 2000.

13.  Fair Value of Financial Instruments

   The fair values of certain financial assets and liabilities and other financial instruments are shown below:

                                                          2001            2000
                                                     --------------- ---------------
                                                     Carrying Fair   Carrying Fair
                                                      Amount  Value   Amount  Value
                                                     -------- ------ -------- ------
                                                              (in millions)
Financial assets
   Receivables from affiliates......................  $    6  $    6  $  164  $  166
   Notes receivable.................................      48      48      47      44
   Other............................................       6       6       9       9
Financial liabilities
   Debt, net of capital leases and Convertible Debt
     Obligation to Host Marriott....................   5,586   5,512   5,305   5,299
   Convertible Debt Obligation to Host Marriott.....     492     349     492     432

   Receivables from affiliates, notes and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair value of the bank credit facility and other notes are estimated to be equal to their carrying value. Senior notes and the Convertible Debt Obligation to Host Marriott are valued based on quoted market prices.

14. Marriott International Distribution and Relationship with Marriott International

   The Company and Marriott International (formerly a wholly owned subsidiary, the common stock of which was distributed to the Company's shareholders on October 8, 1993) have entered into various agreements including the management of the majority of the company's hotels including franchised properties; financing for joint ventures including the acquisition in 1996 of two full-service properties for which Marriott International provided $29 million of debt financing and $28 million in preferred equity and the 2000 acquisition of two partnerships owning 120 limited service hotels (see below); and certain limited administrative services.

   The Company currently is in the process of negotiating changes to the management and other agreements with Marriott International and its affiliates. If made, the changes, which remain subject to the consent of various lenders to the properties and other third parties, would be effective December 29, 2001. The proposed changes would result in reductions in incentive management fees on the portfolio of Marriott-managed hotels, reduce certain expenses to the property, lower our working capital requirements, clarify the circumstances and conditions under which Marriott International and its affiliates may earn a profit on transactions with the hotels, and provide greater approval rights over budgets and capital expenditures. The Company is also negotiating to expand the pool of hotels that are subject to an existing agreement that allows us to sell certain assets without a Marriott International management agreement, and to revise the method for determining the number of hotels that may be sold without a Marriott International management agreement or a franchise agreement, in each case, without the payment of a termination fee. There can be no assurance that the negotiations will be successful, that the changes will be made in substantially the form described or that we will receive the necessary consents to implement these changes.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   Marriott International currently has the right to purchase up to 20 percent of the Company's outstanding stock upon certain changes in control of Host Marriott. In connection with the Company's negotiations with Marriott International on changes to the management agreements, we are discussing terminating this right and clarifying existing provisions in the management agreements that currently limit the Company's ability to sell a hotel or the company to a competitor of Marriott International.

   During December 2000, the newly created Joint Venture formed by Rockledge and Marriott International acquired the partnership interests in two partnerships that collectively own 120 limited service hotels for approximately $372 million plus interest and legal fees (see Note 4). The Joint Venture financed the acquisition with mezzanine indebtedness borrowed from Marriott International and with cash and other assets contributed by Rockledge and Marriott International. Rockledge and Marriott International each own a 50% interest in the Joint Venture.

   As a result of the consolidation of Rockledge, we now have a controlling interest in the entity Elcrisa S.A. de C.V. that owns two hotels located in Mexico City, Mexico. Marriott International holds the remaining interest of Elcrisa S.A. de C.V. and is the manager of the hotels.

   In 2001, the Company, as the lessee, paid to Marriott International $162 million in hotel management fees and $6 million in franchise fees. In 2000 and 1999, the fees were paid by Crestline and Wyndham, as the lessees, and totaled $240 million and $218 million, respectively. In 2000 and 1999, the Company paid to Marriott International $0.2 million and $0.3 million, respectively, in guarantee fees pursuant to certain debt service guarantees provided by Marriott International. No guarantee fees were paid in 2001. In 2001, 2000, and 1999, the Company paid to Marriott International $2 million, $2 million, and $3 million, respectively, for certain administrative services and office space.

15.  Hotel Management Agreements

   Of the Company's hotels, 101 are subject to management agreements under which Marriott International or one of their subsidiaries manages the Company's hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The agreements generally provide for payment of base management fees that are generally 3 percent of sales and incentive management fees generally equal to 20% to 50% of operating profit (as defined in the agreements) over a priority return (as defined) to the Company, with total incentive management fees not to exceed 20% of cumulative operating profit, or 20% of current year operating profit. In the event of early termination of the agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. The Company has the option to terminate certain management agreements if specified performance thresholds are not satisfied. No agreement with respect to a single lodging facility is cross-collateralized or cross-defaulted to any other agreement and a single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

   Pursuant to the terms of the agreements, Marriott International furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are required to be allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. In addition, the Company's hotels also participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott hotel system.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   The Lessees are obligated to provide the manager with sufficient funds, generally 5% of revenue, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and
(b) replacements and renewals to the hotels' property and improvements. Under certain circumstances, the lessee will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent the lessee is not required to fund such amounts into escrow accounts, the lessee remains liable to make such fundings in the future. As of December 31, 2001, the Company is obligated under its management agreements to fund FF&E requirements in excess of amounts placed in restricted cash accounts of $37 million.

   The Lessees assumed franchise agreements with Marriott International for 8 hotels. Pursuant to these franchise agreements, the Lessee generally pays a franchise fee based on a percentage of room sales and food and beverage sales as well as certain other fees for advertising and reservations. Franchise fees for room sales vary from four to six percent of sales, while fees for food and beverage sales vary from two to three percent of sales. The terms of the franchise agreements are from 15 to 30 years.

   The Lessees hold management agreements with The Ritz-Carlton Hotel Company, LLC ("Ritz-Carlton"), an affiliate of Marriott International, to manage ten of the Company's hotels. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to five percent of sales and incentive management fees are generally equal to 20% of available cash flow or operating profit, as defined in the agreements and funding of the contractual amount is not required in the current year.

   The Lessees also hold management agreements with hotel management companies other than Marriott International and Ritz-Carlton for 21 of the Company's hotels (8 of which are franchised under the Marriott brand). These agreements generally provide for an initial term of 10 to 20 years with renewal terms at the option of either party or, in some cases, the hotel management company of up to an additional one to 15 years. The agreements generally provide for payment of base management fees equal to one to four percent of sales. Seventeen of the 21 agreements also provide for incentive management fees generally equal to 10 to 25 percent of available cash flow, operating profit, or net operating income, as defined in the agreements.

16.  Relationship with Crestline Capital Corporation

   The Company and Crestline entered into various agreements in connection with the conversion to a REIT in 1998.

  Distribution Agreement

   Crestline and the Company entered into a distribution agreement (the "Distribution Agreement"), which provided for, among other things, (i) the distribution of shares of Crestline; (ii) the division between Crestline and the Company of certain assets and liabilities; (iii) the transfer to Crestline of the 25% interest in the Swissotel management company acquired in the Blackstone Acquisition and (iv) certain other agreements governing the relationship between Crestline and the Company. Crestline also granted the Company a contingent right to purchase Crestline's interest in Swissotel Management (USA) L.L.C. at fair market value in the event the tax laws are changed so that the Company could own such interest without jeopardizing its status as a REIT.

   Subject to certain exceptions, the Distribution Agreement provides for, among other things, assumptions of liabilities and cross-indemnities designed to allocate to Crestline, effective as of the date of the distribution, financial responsibilities for liabilities arising out of, or in connection with, the business of the senior living communities.

   Crestline also had other agreements in connection with the distribution related to asset management services as well as non-competition agreements. These agreements were terminated effective January 1, 2001 in connection with the acquisition of the Crestline Lessee Entities.

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

17 .  Geographic and Business Segment Information

   The Company operates one business segment, hotel ownership. The Company's hotels are primarily operated under the Marriott or Ritz-Carlton brands, contain an average of approximately 475 rooms as of December 31, 2001, as well as supply other amenities such as meeting space and banquet facilities; a variety of restaurants and lounges; gift shops and swimming pools. They are typically located in downtown, airport, suburban and resort areas throughout the United States. As of December 31, 2000 and 1999, the Company's foreign operations were limited to four Canadian hotel properties. Effective March 24, 2001, the Company purchased the 5% voting interest in Rockledge, and, as a result, foreign operations of the Company included two properties in Mexico City, Mexico. There were no intercompany sales between the foreign properties and the Company. The following table presents revenues and long-lived assets for each of the geographical areas in which the Company operates (in millions):

                                               2001                2000                1999
                                        ------------------- ------------------- -------------------
                                                 Long-lived          Long-lived          Long-lived
                                        Revenues   Assets   Revenues   Assets   Revenues   Assets
                                        -------- ---------- -------- ---------- -------- ----------
United States..........................  $3,692    $6,800    $1,382    $6,991    $1,279    $6,987
International..........................      62       199        25       119        24       121
                                         ------    ------    ------    ------    ------    ------
   Total...............................  $3,754    $6,999    $1,407    $7,110    $1,303    $7,108
                                         ======    ======    ======    ======    ======    ======

18.  Quarterly Financial Data (unaudited)

                                                          2001
                                         --------------------------------------
                                          First  Second   Third  Fourth  Fiscal
                                         Quarter Quarter Quarter Quarter  Year
                                         ------- ------- ------- ------- ------
                                         (in millions, except per unit amounts)
Revenues................................  $ 869   $ 988   $ 848  $1,049  $3,754
Income (loss) before income taxes.......     43      67      (9)    (34)     67
Income (loss) before extraordinary items     40      55      (9)    (27)     59
Net income (loss).......................     40      55     (10)    (28)     57
Net income (loss) available to
  unitholders...........................     35      46     (19)    (37)     25
Basic earnings (loss) per unit:
   Income (loss) before extraordinary
     items..............................    .12     .16    (.06)   (.13)    .10
   Net income (loss)....................    .12     .16    (.07)   (.13)    .09
Diluted earnings (loss) per unit:
   Income (loss) before extraordinary
     items..............................    .12     .16    (.06)   (.13)    .10
   Net income (loss)....................    .12     .16    (.07)   (.13)    .09
                                                          2000
                                         --------------------------------------
                                          First  Second   Third  Fourth  Fiscal
                                         Quarter Quarter Quarter Quarter  Year
                                         ------- ------- ------- ------- ------
                                         (in millions, except per unit amounts)
Revenues................................  $ 175   $ 186   $ 227  $  819  $1,407
Income (loss) before income taxes.......    (73)    (64)    (17)    259     105
Income (loss) before extraordinary items    (74)    (66)    (21)    364     203
Net income (loss).......................    (69)    (68)    (21)    365     207
Net income (loss) available to
  unitholders...........................    (74)    (73)    (27)    361     187
Basic earnings (loss) per unit:
   Income (loss) before extraordinary
     items..............................   (.28)   (.26)   (.09)   1.26     .64
   Net income (loss)....................   (.26)   (.26)   (.09)   1.27     .66
Diluted earnings (loss) per unit:
Income (loss) before extraordinary items   (.28)   (.26)   (.09)   1.13     .63
Net income (loss).......................   (.26)   (.26)   (.09)   1.14     .65

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

   During 2000, contingent rental revenue was deferred on the balance sheet until certain revenue thresholds were realized. All contingent rental revenue previously deferred was recognized and therefore has no impact on the full year 2000 revenues, net income, or earnings per share.

   For all years presented, the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The sum of the basic and diluted earnings (loss) per common share for the four quarters in all years presented differs from the annual earnings per unit due to the required method of computing the weighted average number of units in the respective periods.

19.  Supplemental Guarantor and Non-Guarantor Subsidiary Information

   All subsidiaries of the Company guarantee the Senior Notes except those owning 42 of the Company's full service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a "Guarantor Subsidiary") are not presented because the Company's management has concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is a wholly owned subsidiary of the Company.

   The following condensed combined consolidating financial information sets forth the financial position as of December 31, 2001 and 2000 and results of operations and cash flows for the three fiscal years in the period ended December 31, 2001 of the parent, Guarantor Subsidiaries and the Non-Guarantor
Subsidiaries:

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

         Supplemental Condensed Combined Consolidating Balance Sheets
                                 (in millions)

                               December 31, 2001

                                                  Guarantor   Non-Guarantor
                                         Parent  Subsidiaries Subsidiaries  Eliminations Consolidated
                                         ------  ------------ ------------- ------------ ------------
Property and equipment, net............. $1,111     $2,135       $3,753       $    --       $6,999
Investments in affiliate................  2,651      2,004           --        (4,513)         142
Notes and other receivables.............    704         96          156          (902)          54
Rent receivable.........................      2         17           25           (44)          --
Due from manager........................     (5)         9          137            --          141
Other assets............................    118        210          256           (52)         532
Restricted cash.........................     22          3           89            --          114
Cash, cash equivalents and marketable
  securities............................    222         52           78            --          352
                                         ------     ------       ------       -------       ------
   Total assets......................... $4,825     $4,526       $4,494       $(5,511)      $8,334
                                         ======     ======       ======       =======       ======
Debt.................................... $2,545     $1,293       $2,532       $  (768)      $5,602
Convertible debt obligation to Host
  Marriott..............................    492         --           --            --          492
Other liabilities.......................     96        216          359          (230)         441
                                         ------     ------       ------       -------       ------
   Total liabilities....................  3,133      1,509        2,891          (998)       6,535
Minority interests......................      1         --          107            --          108
Limited partner interest of third
  parties at redemption value...........    194         --           --            --          194
Partners' capital.......................  1,497      3,017        1,496        (4,513)       1,497
                                         ------     ------       ------       -------       ------
   Total liabilities and partners'
     capital............................ $4,825     $4,526       $4,494       $(5,511)      $8,334
                                         ======     ======       ======       =======       ======

                               December 31, 2000

                                                 Guarantor   Non-Guarantor
                                         Parent Subsidiaries Subsidiaries  Eliminations Consolidated
                                         ------ ------------ ------------- ------------ ------------
Property and equipment, net............. $1,181    $2,253       $3,676       $    --       $7,110
Investments in affiliate................  2,550     1,947           --        (4,369)         129
Notes and other receivables.............    593        55          152          (589)         211
Rent receivable.........................     12        12           41            --           65
Other assets............................    122       155          222           (60)         439
Restricted cash.........................     14         6          105            --          125
Cash, cash equivalents and marketable
  securities............................    244        45           24            --          313
                                         ------    ------       ------       -------       ------
   Total assets......................... $4,716    $4,473       $4,220       $(5,018)      $8,391
                                         ======    ======       ======       =======       ======
Debt.................................... $2,250    $1,247       $2,259       $  (434)      $5,322
Convertible debt obligation to Host
  Marriott..............................    492        --           --            --          492
Other liabilities.......................    226       376          306          (215)         693
                                         ------    ------       ------       -------       ------
   Total liabilities....................  2,968     1,623        2,565          (649)       6,507
Minority interests......................      3        --          136            --          139
Limited partner interest of third
  parties at redemption value...........    823        --           --            --          823
Partners' capital.......................    922     2,850        1,519        (4,369)         922
                                         ------    ------       ------       -------       ------
   Total liabilities and partners'
     capital............................ $4,716    $4,473       $4,220       $(5,018)      $8,391
                                         ======    ======       ======       =======       ======

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

    Supplemental Condensed Combined Consolidating Statements of Operations
                                 (in millions)

                     Fiscal Year Ended December 31, 2001)

                                                                       Non-
                                                       Guarantor    Guarantor
                                               Parent Subsidiaries Subsidiaries Eliminations Consolidated
                                               ------ ------------ ------------ ------------ ------------
REVENUES...................................... $ 212     $ 355       $ 4,216      $(1,029)     $(3,754)
Depreciation and amortization.................   (80)     (128)         (170)          --         (378)
Hotel operating expenses......................    --        --        (2,507)          --       (2,507)
Property-level expenses.......................   (42)      (68)         (172)          --         (282)
Rental expenses...............................    --        --        (1,029)       1,029           --
Minority interest.............................    (4)       --           (12)          --          (16)
Corporate expenses............................    (5)      (10)          (17)          --          (32)
Interest expense..............................  (212)     (118)         (215)          52         (493)
Interest income...............................    54        22            12          (52)          36
Net gains (losses) on property transactions...    13       (11)            4           --            6
Equity in earnings (losses) of affiliates.....   136        92            (4)        (221)           3
Other expenses................................    (9)       (8)           (7)          --          (24)
                                               -----     -----       -------      -------      -------
Income from continuing operations before taxes    63       126            99         (221)          67
Benefit (provision) for income taxes..........     1        (2)           (1)          (6)          (8)
                                               -----     -----       -------      -------      -------
INCOME BEFORE EXTRAORDINARY
  ITEM........................................    64       124            98         (227)          59
Extraordinary item--gain on extinguishment of
  debt (net of income taxes)..................    (1)       (1)           --           --           (2)
                                               -----     -----       -------      -------      -------
NET INCOME.................................... $  63     $ 123       $    98      $  (227)     $    57
                                               =====     =====       =======      =======      =======

                      Fiscal Year Ended December 31, 2000

                                                                       Non-
                                                       Guarantor    Guarantor
                                               Parent Subsidiaries Subsidiaries Eliminations Consolidated
                                               ------ ------------ ------------ ------------ ------------
REVENUES...................................... $ 260     $ 414        $ 733        $            $1,407
Depreciation and amortization.................   (69)     (106)        (156)          --          (331)
Property-level expenses.......................   (50)      (70)        (156)          --          (276)
Minority interest.............................    (7)       --          (20)          --           (27)
Corporate expenses............................    (7)      (13)         (22)          --           (42)
Interest expense..............................  (183)     (109)        (196)          22          (466)
Interest income...............................    38         7           17          (22)           40
Net gains on property transactions............     1         1            4           --             6
Equity in earnings (losses) of affiliates.....   144       211          (11)        (319)           25
Other expenses................................   (17)     (209)          (5)          --          (231)
                                               -----     -----        -----        -----        ------
Income from continuing operations before taxes   110       126          188         (319)          105
Benefit (provision) for income taxes..........    93         2            3           --            98
                                               -----     -----        -----        -----        ------
INCOME BEFORE EXTRAORDINARY
  ITEM........................................   203       128          191         (319)          203
Extraordinary item--gain on extinguishment of
  debt (net of income taxes)..................     4        --           --           --             4
                                               -----     -----        -----        -----        ------
NET INCOME.................................... $ 207     $ 128        $ 191        $(319)       $  207
                                               =====     =====        =====        =====        ======

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                      Fiscal Year Ended December 31, 1999

                                                                           Non-
                                                           Guarantor    Guarantor
                                                   Parent Subsidiaries Subsidiaries Eliminations Consolidated
                                                   ------ ------------ ------------ ------------ ------------
REVENUES.......................................... $ 236     $ 387        $ 680        $  --        $1,303
Depreciation and amortization.....................   (60)      (94)        (139)          --          (293)
Property-level expenses...........................   (55)      (63)        (150)          --          (268)
Minority interest.................................    (5)       --          (16)          --           (21)
Corporate expenses................................    (5)      (11)         (18)          --           (34)
Interest expense..................................  (196)     (121)        (190)          38          (469)
Interest income...................................    44        20           13          (38)           39
Net gains on property transactions................    12        12            4           --            28
Equity in earnings (losses) of affiliates.........   331       200           (2)        (523)            6
Other expenses....................................   (35)      (10)          (6)          --           (51)
                                                   -----     -----        -----        -----        ------
Income from continuing operations before taxes....   267       320          176         (523)          240
Benefit for income taxes..........................     8         5            3           --            16
                                                   -----     -----        -----        -----        ------
INCOME BEFORE EXTRAORDINARY
  ITEM............................................   275       325          179         (523)          256
Extraordinary item--gain on extinguishment of debt
  (net of income taxes)...........................    10        --           19           --            29
                                                   -----     -----        -----        -----        ------
NET INCOME........................................ $ 285     $ 325        $ 198        $(523)       $  285
                                                   =====     =====        =====        =====        ======

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

    Supplemental Condensed Combined Consolidating Statements of Cash Flows
                                 (in millions)

                      Fiscal Year Ended December 31, 2001

                                                                              Non-
                                                              Guarantor    Guarantor
                                                      Parent Subsidiaries Subsidiaries Consolidated
                                                      ------ ------------ ------------ ------------
OPERATING ACTIVITIES
Cash from (used in) operations....................... $ 156     $ (90)       $ 215        $ 281
                                                      -----     -----        -----        -----
INVESTING ACTIVITIES
Proceeds from sales of assets........................    45        --           15           60
Capital expenditures.................................   (58)     (109)        (119)        (286)
Acquisitions.........................................   (63)       --           --          (63)
Other................................................    10        --           --           10
                                                      -----     -----        -----        -----
Cash used in investing activities....................   (66)     (109)        (104)        (279)
                                                      -----     -----        -----        -----
FINANCING ACTIVITIES
Repayment of debt....................................  (584)      (45)        (129)        (758)
Issuance of debt.....................................   866        94            8          968
Issuance of OP Units.................................     3        --           --            3
Issuance of preferred limited partner units..........   143        --           --          143
Distributions on common and preferred limited partner
  units..............................................  (326)       --           --         (326)
Transfer to/from Parent..............................  (234)      155           79           --
Other................................................    20         2          (15)           7
                                                      -----     -----        -----        -----
Cash (used in) from financing activities.............   (59)      172          (75)          38
                                                      -----     -----        -----        -----
INCREASE IN CASH AND CASH EQUIVALENTS................  (112)      206          (57)          37
CASH AND CASH EQUIVALENTS, beginning of year.........   244        45           24          313
                                                      -----     -----        -----        -----
CASH AND CASH EQUIVALENTS, end of year............... $ 222     $  52        $  78        $ 352
                                                      =====     =====        =====        =====

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                      Fiscal Year Ended December 31, 2000

                                                                                    Non-
                                                                    Guarantor    Guarantor
                                                            Parent Subsidiaries Subsidiaries Consolidated
                                                            ------ ------------ ------------ ------------
OPERATING ACTIVITIES
Cash from operations....................................... $ 116     $ 117        $ 301        $ 534
                                                            -----     -----        -----        -----
INVESTING ACTIVITIES
Capital expenditures.......................................   (82)     (149)        (148)        (379)
Acquisitions...............................................    --       (40)          --          (40)
Other......................................................   (29)       --           --          (29)
                                                            -----     -----        -----        -----
Cash used in investing activities..........................  (111)     (189)        (148)        (448)
                                                            -----     -----        -----        -----
FINANCING ACTIVITIES
Repayment of debt..........................................  (192)      (12)        (113)        (317)
Issuance of debt...........................................   451        --           89          540
Issuance of OP Units.......................................     4        --           --            4
Issuance of preferred limited partner units................    --        --           --           --
Distributions on common and preferred limited partner units  (260)       --           --         (260)
Redemption or repurchase of OP Units for cash..............   (47)       --           --          (47)
Repurchase of Convertible Preferred Securities.............   (15)       --           --          (15)
Cost of extinguishment of debt.............................    --        --           --           --
Transfer to/from Parent....................................   104        88         (192)          --
Other......................................................    (3)       (2)          50           45
                                                            -----     -----        -----        -----
Cash from (used in) financing activities...................    42        74         (166)         (50)
                                                            -----     -----        -----        -----
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..............................................    47         2          (13)          36
CASH AND CASH EQUIVALENTS, beginning of year...............   197        43           37          277
                                                            -----     -----        -----        -----
CASH AND CASH EQUIVALENTS, end of year..................... $ 244     $  45        $  24        $ 313
                                                            =====     =====        =====        =====

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                      Fiscal Year Ended December 31, 1999

                                                                              Non-
                                                              Guarantor    Guarantor
                                                      Parent Subsidiaries Subsidiaries Consolidated
                                                      ------ ------------ ------------ ------------
OPERATING ACTIVITIES
Cash from operations................................. $  46     $ 111       $   203      $   360
                                                      -----     -----       -------      -------
INVESTING ACTIVITIES
Proceeds from sales of assets........................     3       192            --          195
Capital expenditures.................................   (68)     (168)         (125)        (361)
Acquisitions.........................................    (3)       (5)          (21)         (29)
Other................................................    19        --            --           19
                                                      -----     -----       -------      -------
Cash (used in) from investing activities.............   (49)       19          (146)        (176)
                                                      -----     -----       -------      -------
FINANCING ACTIVITIES
Repayment of debt....................................  (229)     (186)       (1,016)      (1,431)
Issuance of debt.....................................   290        23         1,032        1,345
Issuance of OP Units.................................     5        --            --            5
Issuance of preferred limited partner units..........   196        --            --          196
Distributions on common and preferred limited partner
  units..............................................  (260)       --            --         (260)
Redemption or repurchase of OP Units for cash........   (54)       --            --          (54)
Repurchase of Convertible Preferred Securities.......   (36)       --            --          (36)
Cost of extinguishment of debt.......................    (2)       --            --           (2)
Transfer to/from Parent..............................    40        60          (100)          --
Other................................................   (79)      (25)           (2)        (106)
                                                      -----     -----       -------      -------
Cash used in financing activities....................  (129)     (128)          (86)        (343)
                                                      -----     -----       -------      -------
(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS........................................  (132)        2           (29)        (159)
CASH AND CASH EQUIVALENTS, beginning of year.........   329        41            66          436
                                                      -----     -----       -------      -------
CASH AND CASH EQUIVALENTS, end of year............... $ 197     $  43       $    37      $   277
                                                      =====     =====       =======      =======

                      CCHP I CORPORATION AND SUBSIDIAIRES

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

                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
February 23, 2001

                      CCHP I CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 As of December 29, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                             2000    1999
                                                            ------- -------
                            ASSETS
    Current assets
       Cash and cash equivalents........................... $ 4,849 $ 9,467
       Due from hotel managers.............................   5,862   3,890
       Due from Crestline..................................     682      --
       Other current assets................................      62      --
                                                            ------- -------
                                                             11,455  13,357
    Hotel working capital..................................  26,011  26,011
                                                            ------- -------
                                                            $37,466 $39,368
                                                            ======= =======
             LIABILITIES AND SHAREHOLDER'S EQUITY
    Current liabilities
       Lease payable to Host Marriott...................... $ 5,252 $ 5,792
       Due to hotel managers...............................   4,138   3,334
       Other current liabilities...........................     500      --
                                                            ------- -------
                                                              9,890   9,126
    Hotel working capital notes payable to Host Marriott...  26,011  26,011
    Deferred income taxes..................................   1,565   1,027
                                                            ------- -------
       Total liabilities...................................  37,466  36,164
                                                            ------- -------
    Shareholder's equity
       Common stock (100 shares issued at $1.00 par value).      --      --
       Retained earnings...................................      --   3,204
                                                            ------- -------
           Total shareholder's equity......................      --   3,204
                                                            ------- -------
                                                            $37,466 $39,368
                                                            ======= =======


                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                                            2000      1999
                                                          --------  --------
  REVENUES
     Rooms............................................... $624,314  $585,381
     Food and beverage...................................  289,577   277,684
     Other...............................................   63,848    65,069
                                                          --------  --------
         Total revenues..................................  977,739   928,134
                                                          --------  --------
  OPERATING COSTS AND EXPENSES
  Property-level operating costs and expenses
     Rooms...............................................  148,482   141,898
     Food and beverage...................................  218,802   211,964
     Other...............................................  254,248   241,996
  Other operating costs and expenses
     Lease expense to Host Marriott......................  296,664   276,058
     Management fees.....................................   47,172    40,659
                                                          --------  --------
         Total operating costs and expenses..............  965,368   912,575
                                                          --------  --------
  OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST   12,371    15,559
  Corporate expenses.....................................   (1,224)   (1,367)
  Interest expense.......................................   (1,332)   (1,585)
  Interest income........................................      334        --
                                                          --------  --------
  INCOME BEFORE INCOME TAXES.............................   10,149    12,607
  Provision for income taxes.............................   (4,289)   (5,169)
                                                          --------  --------
  NET INCOME............................................. $  5,860  $  7,438
                                                          ========  ========


                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIAIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                         Common Retained
                                         Stock  Earnings  Total
                                         ------ -------- -------
              Balance, January 1, 1999..  $ --  $    --  $    --
                 Dividend to Crestline..    --   (4,234)  (4,234)
                 Net income.............    --    7,438    7,438
                                          ----  -------  -------
              Balance, December 31, 1999    --    3,204    3,204
                 Dividend to Crestline..    --   (9,064)  (9,064)
                 Net income.............    --    5,860    5,860
                                          ----  -------  -------
              Balance, December 29, 2000  $ --  $    --  $    --
                                          ====  =======  =======



                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                                         2000     1999
                                                        -------  -------
       OPERATING ACTIVITIES
       Net income...................................... $ 5,860  $ 7,438
       Change in amounts due from hotel managers.......  (1,972)    (678)
       Change in lease payable to Host Marriott........    (540)   5,792
       Changes in amounts due to hotel managers........     804    1,149
       Changes in other operating accounts.............     294       --
                                                        -------  -------
          Cash from operations.........................   4,446   13,701
                                                        -------  -------
       FINANCING ACTIVITIES
       Dividend to Crestline...........................  (9,064)  (4,234)
                                                        -------  -------
       Increase (decrease) in cash and cash equivalents  (4,618)   9,467
       Cash and cash equivalents, beginning of year....   9,467       --
                                                        -------  -------
       Cash and cash equivalents, end of year.......... $ 4,849  $ 9,467
                                                        =======  =======



                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

  Organization

   CCHP I Corporation (the ''Company'') was incorporated in the state of Delaware on November 23, 1998 as a wholly owned subsidiary of Crestline Capital Corporation (''Crestline''). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation (''Host Marriott'') completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust (''REIT'').

   On December 31, 1998, wholly owned subsidiaries of the Company (the ''Tenant Subsidiaries'') entered into lease agreements with Host Marriott to lease 35 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. As of December 29, 2000, the Company leased 34 full-service hotels from Host Marriott.

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

                      CCHP I CORPORATION AND SUBSIDIARIES

Note 2.  Leases

   Future minimum annual rental commitments for all non-cancelable leases as of December 29, 2000 are as follows (in thousands):

                   2001............................ $182,432
                   2002............................  175,108
                   2003............................  174,099
                   2004............................  159,082
                   2005............................  159,082
                   Thereafter......................   24,014
                                                    --------
                      Total minimum lease payments. $873,817
                                                    ========

   Lease expense for the fiscal years 2000 and 1999 consisted of the following (in thousands):

                                         2000     1999
                                       -------- --------
                       Base rent...... $177,405 $167,996
                       Percentage rent  119,259  108,062
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

  FF&E Leases

   Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the ''Excess FF&E''),

                      CCHP I CORPORATION AND SUBSIDIARIES
the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the ''FF&E Leases'') for the Excess FF&E. The terms of the FF&E Leases generally ranged from two to three years and rent under the FF&E Leases was a fixed amount.

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

   Debt maturities at December 29, 2000 are as follows (in thousands):

                                  2001 $ 1,340
                                  2002      --
                                  2003   3,005
                                  2004      --
                                  2005  21,666
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

Note 5.  Income Taxes

   The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the ''Group''). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal, state and Canadian tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

   The provision for income taxes for the fiscal years 2000 and 1999 consists of the following (in thousands):

                                       2000   1999
                                      ------ ------
                             Current. $3,945 $4,142
                             Deferred    344  1,027
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

Note 6.  Subsequent Event

   On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act (''RMA''). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a ''taxable subsidiary'' if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning January 2001, to lease its hotels to a taxable subsidiary. Under the terms of the Company's full-service hotel leases, Host Marriott, at its sole discretion, could purchase the full-service hotel leases for a price equal to the fair market value of the Company's leasehold interest in the leases based upon an agreed upon formula in the leases.

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

                     CCHP II CORPORATION AND SUBSIDIAIRES

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

                                          ARTHUR ANDERSEN LLP

Vienna, Virginia
February 23, 2001

                     CCHP II CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 As of December 29, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                             2000    1999
                                                            ------- -------
                            ASSETS
    Current assets
       Cash and cash equivalents........................... $ 4,867 $ 8,856
       Due from hotel managers.............................  13,029  10,280
       Due from Crestline..................................     105      --
       Other current assets................................   1,023      --
                                                            ------- -------
                                                             19,024  19,136
    Hotel working capital..................................  18,090  18,090
                                                            ------- -------
                                                            $37,114 $37,226
                                                            ======= =======
             LIABILITIES AND SHAREHOLDER'S EQUITY
    Current liabilities
       Lease payable to Host Marriott...................... $15,565 $16,197
       Due to hotel managers...............................   2,085     958
       Due to Crestline....................................      --     288
                                                            ------- -------
                                                             17,650  17,443
    Hotel working capital notes payable to Host Marriott...  18,090  18,090
    Deferred income taxes..................................   1,374     996
                                                            ------- -------
       Total liabilities...................................  37,114  36,529
                                                            ------- -------
    Shareholder's equity
       Common stock (100 shares issued at $1.00 par value).      --      --
       Retained earnings...................................      --     697
                                                            ------- -------
           Total shareholder's equity......................      --     697
                                                            ------- -------
                                                            $37,114 $37,226
                                                            ======= =======


                See Notes to Consolidated Financial Statements.

                     CCHP II CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                                           2000        1999
                                                        ----------  ----------
REVENUES
   Rooms............................................... $  689,406  $  646,624
   Food and beverage...................................    335,607     306,320
   Other...............................................     66,971      64,876
                                                        ----------  ----------
       Total revenues..................................  1,091,984   1,017,820
                                                        ----------  ----------
OPERATING COSTS AND EXPENSES
   Property-level operating costs and expenses
   Rooms...............................................    167,839     158,279
   Food and beverage...................................    249,087     230,001
   Other...............................................    244,590     231,668
Other operating costs and expenses
   Lease expense to Host Marriott......................    337,643     312,112
   Management fees.....................................     75,268      66,672
                                                        ----------  ----------
       Total operating costs and expenses..............  1,074,427     998,732
                                                        ----------  ----------
OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST     17,557      19,088
Corporate expenses.....................................     (1,372)     (1,499)
Interest expense.......................................       (926)       (928)
Interest income........................................        536          --
                                                        ----------  ----------
INCOME BEFORE INCOME TAXES.............................     15,795      16,661
Provision for income taxes.............................     (6,529)     (6,831)
                                                        ----------  ----------
NET INCOME............................................. $    9,266  $    9,830
                                                        ==========  ==========


                See Notes to Consolidated Financial Statements.

                     CCHP II CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                         Common Retained
                                         Stock  Earnings  Total
                                         ------ -------- -------
              Balance, January 1, 1999..  $ --  $    --  $    --
                 Dividend to Crestline..    --   (9,133)  (9,133)
                 Net income.............    --    9,830    9,830
                                          ----  -------  -------
              Balance, December 31, 1999    --      697      697
                 Dividend to Crestline..    --   (9,963)  (9,963)
                 Net income.............    --    9,266    9,266
                                          ----  -------  -------
              Balance, December 29, 2000  $ --  $    --  $    --
                                          ====  =======  =======



                See Notes to Consolidated Financial Statements.

                     CCHP II CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                                         2000     1999
                                                        -------  -------
       OPERATING ACTIVITIES
       Net income...................................... $ 9,266  $ 9,830
       Change in amounts due from hotel managers.......  (2,749)  (9,322)
       Change in lease payable to Host Marriott........    (632)  16,197
       Change in amounts due to hotel managers.........   1,127       --
       Changes in other operating accounts.............  (1,038)   1,284
                                                        -------  -------
          Cash from operations.........................   5,974   17,989
                                                        -------  -------
       FINANCING ACTIVITIES
       Dividend to Crestline...........................  (9,963)  (9,133)
                                                        -------  -------
       Increase (decrease) in cash and cash equivalents  (3,989)   8,856
       Cash and cash equivalents, beginning of year....   8,856       --
                                                        -------  -------
       Cash and cash equivalents, end of year.......... $ 4,867  $ 8,856
                                                        =======  =======



                See Notes to Consolidated Financial Statements.

                     CCHP II CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Summary of Significant Accounting Policies

  Organization

   CCHP II Corporation (the ''Company'') was incorporated in the state of Delaware on November 23, 1998 as a wholly owned subsidiary of Crestline Capital Corporation (''Crestline''). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation (''Host Marriott'') completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust (''REIT'').

   On December 31, 1998, wholly owned subsidiaries of the Company (the ''Tenant Subsidiaries'') entered into lease agreements with Host Marriott to lease 28 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. As of December 29, 2000, the Company leased 28 full-service hotels from Host Marriott.

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

                     CCHP II CORPORATION AND SUBSIDIARIES

Note 2.      Leases

   Future minimum annual rental commitments for all non-cancelable leases as of December 29, 2000 are as follows (in thousands):

                    2001........................ $  174,747
                    2002........................    174,747
                    2003........................    174,747
                    2004........................    174,747
                    2005........................    174,747
                    Thereafter..................    174,746
                                                 ----------
                    Total minimum lease payments $1,048,481
                                                 ==========

   Lease expense for the fiscal years 2000 and 1999 consisted of the following (in thousands):

                                         2000     1999
                                       -------- --------
                       Base rent...... $173,247 $167,755
                       Percentage rent  164,396  144,357
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

  FF&E Leases

   Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the ''Excess FF&E''), the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the ''FF&E Leases'') for the Excess FF&E. The terms of the FF&E Leases generally ranged from two to three years and rent under the FF&E Leases was a fixed amount.

                     CCHP II CORPORATION AND SUBSIDIARIES

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

Note 5.  Income Taxes

   The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the ''Group''). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This

                     CCHP II CORPORATION AND SUBSIDIARIES
allocation method results in Federal, state and Canadian tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

   The provision for income taxes for the fiscal years 2000 and 1999 consists of the following (in thousands):

                                       2000   1999
                                      ------ ------
                             Current. $5,904 $5,835
                             Deferred    625    996
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

Note 6.  Subsequent Event

   On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act (''RMA''). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a ''taxable subsidiary'' if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning January 2001, to lease its hotels to a taxable subsidiary. Under the terms of the Company's full-service hotel leases, Host Marriott, at its sole discretion, could purchase the full-service hotel leases for a price equal to the fair market value of the Company's leasehold interest in the leases based upon an agreed upon formula in the leases.

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

                                   ARTHUR ANDERSEN LLP

Vienna, Virginia
February 23, 2001

                     CCHP III CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 29, 2000 AND DECEMBER 31, 1999
                       (in thousands, except share data)

                                                             2000    1999
                                                            ------- -------
                            ASSETS
    Current assets
       Cash and cash equivalents........................... $ 3,069 $ 6,638
       Due from hotel managers.............................  11,062   8,214
       Restricted cash.....................................   3,836   4,519
       Due from Crestline..................................     157      --
       Other current assets................................      79      --
                                                            ------- -------
                                                             18,203  19,371
    Hotel working capital..................................  21,697  21,697
                                                            ------- -------
                                                            $39,900 $41,068
                                                            ======= =======
             LIABILITIES AND SHAREHOLDER'S EQUITY
    Current liabilities
       Lease payable to Host Marriott...................... $13,733 $13,706
       Due to hotel managers...............................   3,514   3,379
       Other current liabilities...........................     750     760
                                                            ------- -------
                                                             17,997  17,845
    Hotel working capital notes payable to Host Marriott...  21,697  21,697
    Deferred income taxes..................................     206     342
                                                            ------- -------
       Total liabilities...................................  39,900  39,884
                                                            ------- -------
    Shareholder's equity
       Common stock (100 shares issued at $1.00 par value).      --      --
       Retained earnings...................................      --   1,184
                                                            ------- -------
           Total shareholder's equity......................      --   1,184
                                                            ------- -------
                                                            $39,900 $41,068
                                                            ======= =======


                See Notes to Consolidated Financial Statements.

                     CCHP III CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                                            2000      1999
                                                          --------  --------
  REVENUES
     Rooms............................................... $598,264  $570,611
     Food and beverage...................................  283,921   274,233
     Other...............................................   85,909    80,149
                                                          --------  --------
         Total revenues..................................  968,094   924,993
                                                          --------  --------
  OPERATING COSTS AND EXPENSES
  Property-level operating costs and expenses
     Rooms...............................................  141,157   137,338
     Food and beverage...................................  209,791   202,181
     Other...............................................  242,786   236,721
  Other operating costs and expenses
     Lease expense to Host Marriott......................  313,611   295,563
     Management fees.....................................   45,975    41,893
                                                          --------  --------
         Total operating costs and expenses..............  953,320   913,696
                                                          --------  --------
  OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST   14,774    11,297
  Corporate expenses.....................................   (1,230)   (1,357)
  Interest expense.......................................   (1,111)   (1,129)
  Interest income........................................      745        --
                                                          --------  --------
  INCOME BEFORE INCOME TAXES.............................   13,178     8,811
  Provision for income taxes.............................   (5,472)   (3,612)
                                                          --------  --------
  NET INCOME............................................. $  7,706  $  5,199
                                                          ========  ========


                See Notes to Consolidated Financial Statements.

                     CCHP III CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                         Common Retained
                                         Stock  Earnings  Total
                                         ------ -------- -------
              Balance, January 1, 1999..  $ --  $    --  $    --
                 Dividend to Crestline..    --   (4,015)  (4,015)
                 Net income.............    --    5,199    5,199
                                          ----  -------  -------
              Balance, December 31, 1999    --    1,184    1,184
                 Dividend to Crestline..    --   (8,890)  (8,890)
                 Net income.............    --    7,706    7,706
                                          ----  -------  -------
              Balance, December 29, 2000  $ --  $    --  $    --
                                          ====  =======  =======



                See Notes to Consolidated Financial Statements.

                     CCHP III CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                                         2000     1999
                                                        -------  -------
       OPERATING ACTIVITIES
       Net income...................................... $ 7,706  $ 5,199
       Change in amounts due from hotel managers.......  (2,848)  (4,084)
       Change in lease payable to Host Marriott........      27   13,706
       Change in amounts due to hotel managers.........     135       --
       Changes in other operating accounts.............     301   (4,168)
                                                        -------  -------
          Cash from operations.........................   5,321   10,653
                                                        -------  -------

       FINANCING ACTIVITIES
       Dividend to Crestline...........................  (8,890)  (4,015)
                                                        -------  -------
       Increase (decrease) in cash and cash equivalents  (3,569)   6,638
       Cash and cash equivalents, beginning of year....   6,638       --
                                                        -------  -------
       Cash and cash equivalents, end of year.......... $ 3,069  $ 6,638
                                                        =======  =======



                See Notes to Consolidated Financial Statements.

                      CCHP I CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

  Organization

   CCHP III Corporation (the ''Company'') was incorporated in the state of Delaware on November 23, 1998 as a wholly owned subsidiary of Crestline Capital Corporation (''Crestline''). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation (''Host Marriott'') completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust (''REIT'').

   On December 31, 1998, wholly owned subsidiaries of the Company (the ''Tenant Subsidiaries'') entered into lease agreements with Host Marriott to lease 31 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. As of December 29, 2000, the Company leased 29 full-service hotels from Host Marriott.

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

                      CCHP I CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Note 2.  Leases

   Future minimum annual rental commitments for all non-cancelable leases as of December 29, 2000 are as follows (in thousands):

                    2001........................ $  170,318
                    2002........................    170,318
                    2003........................    170,318
                    2004........................    170,318
                    2005........................    170,318
                    Thereafter..................    340,635
                                                 ----------
                    Total minimum lease payments $1,192,225
                                                 ==========

   Lease expense for fiscal years 2000 and 1999 consisted of the following (in thousands):

                                         2000     1999
                                       -------- --------
                       Base rent...... $170,318 $168,910
                       Percentage rent  143,293  126,653
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

  FF&E Leases

   Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the ''Excess FF&E''), the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the ''FF&E Leases'') for the Excess FF&E. The terms of the FF&E Leases generally ranged from two to three years and rent under the FF&E Leases was a fixed amount.

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

                     CCHP III CORPORATION AND SUBSIDIARIES

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

Note 5.  Income Taxes

   The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the ''Group''). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal and net state tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

   The provision for income taxes for the fiscal years 2000 and 1999 consists of the following (in thousands):

                                       2000   1999
                                      ------ ------
                             Current. $5,382 $3,270
                             Deferred     90    342
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

Note 6.  Subsequent Event

   On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act (''RMA''). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a ''taxable subsidiary'' if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning January 2001, to lease its hotels to a taxable subsidiary. Under the terms of the Company's full-service hotel leases, Host Marriott, at its sole discretion, could purchase the full-service hotel leases for a price equal to the fair market value of the Company's leasehold interest in the leases based upon an agreed upon formula in the leases.

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

                                   ARTHUR ANDERSEN LLP

Vienna, Virginia
February 23, 2001

                     CCHP OV CORPORATION AND SUBSIDIAIRES

                          CONSOLIDATED BALANCE SHEETS

                 As Of December 29, 2000 and December 31, 1999
                       (in thousands, except share data)

                                                             2000    1999
                                                            ------- -------
                            ASSETS
    Current assets
       Cash and cash equivalents........................... $ 1,699 $ 3,487
       Due from hotel managers.............................  24,984  14,571
       Due from Crestline..................................      --   3,487
       Other current assets................................     544      --
                                                            ------- -------
                                                             27,227  21,545
    Hotel working capital..................................  16,522  16,522
                                                            ------- -------
                                                            $43,749 $38,067
                                                            ======= =======
             LIABILITIES AND SHAREHOLDER'S EQUITY
    Current liabilities
       Lease payable to Host Marriott...................... $21,561 $20,348
       Due to hotel managers...............................   2,246     446
       Other current liabilities...........................     602      10
                                                            ------- -------
                                                             24,409  20,804
    Hotel working capital notes payable to Host Marriott...  16,522  16,522
    Deferred income taxes..................................     666     741
                                                            ------- -------
           Total liabilities...............................  41,597  38,067
                                                            ------- -------
    Shareholder's equity
       Common stock (100 shares issued at $1.00 par value).      --      --
       Retained earnings...................................   2,152      --
                                                            ------- -------
           Total shareholder's equity......................   2,152      --
                                                            ------- -------
                                                            $43,749 $38,067
                                                            ======= =======


                See Notes to Consolidated Financial Statements.

                     CCHP IV CORPORATION AND SUBSIDIAIRES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                                            2000       1999
                                                         ----------  --------
 REVENUES
    Rooms............................................... $  630,427  $578,321
    Food and beverage...................................    358,604   333,120
    Other...............................................     88,221    77,368
                                                         ----------  --------
        Total revenues..................................  1,077,252   988,809
                                                         ----------  --------
 OPERATING COSTS AND EXPENSES
 Property-level operating costs and expenses
    Rooms...............................................    140,593   129,051
    Food and beverage...................................    251,938   234,310
    Other...............................................    250,690   231,547
 Other operating costs and expenses
    Lease expense to Host Marriott......................    349,958   316,654
    Management fees.....................................     75,832    66,514
                                                         ----------  --------
        Total operating costs and expenses..............  1,069,011   978,076
                                                         ----------  --------
 OPERATING PROFIT BEFORE CORPORATE EXPENSES AND INTEREST      8,241    10,733
 Corporate expenses.....................................     (1,369)   (1,449)
 Interest expense.......................................       (846)     (846)
 Interest income........................................        538        16
                                                         ----------  --------
 INCOME BEFORE INCOME TAXES.............................      6,564     8,454
 Provision for income taxes.............................     (2,751)   (3,466)
                                                         ----------  --------
 NET INCOME............................................. $    3,813  $  4,988
                                                         ==========  ========


                See Notes to Consolidated Financial Statements.

                     CCHP IV CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                         Common Retained
                                         Stock  Earnings  Total
                                         ------ -------- -------
              Balance, January 1, 1999..  $ --  $    --  $    --
                 Dividend to Crestline..    --   (4,988)  (4,988)
                 Net income.............    --    4,988    4,988
                                          ----  -------  -------
              Balance, December 31, 1999    --       --       --
                 Dividend to Crestline..    --   (1,661)   (1661)
                 Net income.............    --    3,813    3,813
                                          ----  -------  -------
              Balance, December 29, 2000  $ --  $ 2,152  $ 2,152
                                          ====  =======  =======



                See Notes to Consolidated Financial Statements.

                     CCHP IV CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          Fiscal Years Ended December 29, 2000 and December 31, 1999
                                (in thousands)

                                                         2000      1999
                                                       --------  --------
      OPERATING ACTIVITIES
      Net income...................................... $  3,813  $  4,988
      Change in amounts due from hotel managers.......  (10,413)  (14,124)
      Change in lease payable to Host Marriott........    1,213    20,348
      Change in amounts due to hotel managers.........    1,800        --
      Changes in other operating accounts.............    3,460       750
                                                       --------  --------
         Cash provided by (used in) operations........     (127)   11,962
                                                       --------  --------

      FINANCING ACTIVITIES
      Amounts advanced to Crestline...................       --    (3,487)
      Dividend to Crestline...........................   (1,661)   (4,988)
                                                       --------  --------
         Cash used in financing activities............   (1,661)   (8,475)
                                                       --------  --------
      Increase (decrease) in cash and cash equivalents   (1,788)    3,487
      Cash and cash equivalents, beginning of year....    3,487        --
                                                       --------  --------
      Cash and cash equivalents, end of year.......... $  1,699  $  3,487
                                                       ========  ========


                See Notes to Consolidated Financial Statements.

                     CCHP IV CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

  Organization

   CCHP IV Corporation (the ''Company'') was incorporated in the state of Delaware on November 23, 1998 as a wholly owned subsidiary of Crestline Capital Corporation (''Crestline''). On December 29, 1998, Crestline became a publicly traded company when Host Marriott Corporation (''Host Marriott'') completed its plan of reorganizing its business operations by spinning-off Crestline to the shareholders of Host Marriott as part of a series of transactions pursuant to which Host Marriott converted into a real estate investment trust (''REIT'').

   On December 31, 1998, wholly owned subsidiaries of the Company (the ''Tenant Subsidiaries'') entered into lease agreements with Host Marriott to lease 27 of Host Marriott's full-service hotels with the existing management agreements of the leased hotels assigned to the Tenant Subsidiaries. As of December 29, 2000, the Company leased 27 full-service hotels from Host Marriott.

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

                     CCHP IV CORPORATION AND SUBSIDIARIES

Note 2.  Leases

   Future minimum annual rental commitments for all non-cancelable leases as of December 29, 2000 are as follows (in thousands):

                  2001............................ $  188,116
                  2002............................    188,116
                  2003............................    188,116
                  2004............................    188,116
                  2005............................    188,116
                  Thereafter......................    564,347
                                                   ----------
                     Total minimum lease payments. $1,504,927
                                                   ==========

   Lease expense for the fiscal years 2000 and 1999 consisted of the following (in thousands):

                                         2000     1999
                                       -------- --------
                       Base rent...... $188,116 $183,048
                       Percentage rent  161,842  133,606
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

                     CCHP IV CORPORATION AND SUBSIDIARIES

  FF&E Leases

   Prior to entering into the hotel leases, if the average tax basis of a hotel's FF&E and other personal property exceeded 15% of the aggregate average tax basis of the hotel's real and personal property (the ''Excess FF&E''), the Tenant Subsidiaries and affiliates of Host Marriott entered into lease agreements (the ''FF&E Leases'') for the Excess FF&E. The terms of the FF&E Leases generally ranged from two to three years and rent under the FF&E Leases was a fixed amount.

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

   Marriott International manages 23 of the 27 hotels under long-term management agreements. The Company's remaining four hotels are managed by other hotel management companies. The management

                     CCHP IV CORPORATION AND SUBSIDIARIES
agreements generally provide for payment of base management fees equal to one to four percent of revenues and incentive management fees generally equal to 20% to 50% of Operating Profit (as defined in the management agreements) over a priority return (as defined) to the Tenant Subsidiaries, with total incentive management fees not to exceed 20% of cumulative Operating Profit, or 20% of current year Operating Profit.

Note 5.  Income Taxes

   The Company is included in the consolidated Federal income tax return of Crestline and its affiliates (the ''Group''). Tax expense is allocated to the Company as a member of the Group based upon the relative contribution to the Group's consolidated taxable income/loss and changes in temporary differences. This allocation method results in Federal and net state tax expense allocated for the period presented that is substantially equal to the expense that would have been recognized if the Company had filed separate tax returns.

   The provision for income taxes for fiscal years 2000 and 1999 consists of the following (in thousands):

                                       2000   1999
                                      ------ ------
                             Current. $2,452 $2,725
                             Deferred    299    741
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

Note 6.  Subsequent Event

   On December 17, 1999, the Work Incentives Improvement Act was passed which contained certain tax provisions related to REITs commonly known as the REIT Modernization Act (''RMA''). Under the RMA, beginning on January 1, 2001, REITs could lease hotels to a ''taxable subsidiary'' if the hotel is operated and managed on behalf of such subsidiary by an independent third party. This law enabled Host Marriott, beginning January 2001, to lease its hotels to a taxable subsidiary. Under the terms of the Company's full-service hotel leases, Host Marriott, at its sole discretion, could purchase the full-service hotel leases for a price equal to the fair market value of the Company's leasehold interest in the leases based upon an agreed upon formula in the leases.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

   The information called for by Items 10-13 is incorporated by reference except as noted from Host REIT's 2001 Annual Meeting of Shareholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of fiscal year).

Item 10.  Directors and Executive Officers of the Registrant

   (a) Information concerning directors of Host REIT appears in Host REIT's Proxy Statement, under "Election of Director". This portion of the Proxy Statement is incorporated herein by reference
   (b) For information with respect to Executive Officers, see Part I of this Annual Report on Form 10-K.

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

   Financial Schedules:

                                                             Page
                                                          ----------
           III.  Real Estate and Accumulated Depreciation S-1 to S-3

   All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

      (iii)  EXHIBITS

Exhibit No.                                             Description
-----------                                             -----------
   2.1      Agreement and Plan of Merger by and among Host Marriott Corporation, HMC Merger
            Corporation and Host Marriott L.P. (incorporated by reference to Host Marriott Corporation
            Registration Statement No. 333-64793).
   3.1      Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P.
            (incorporated by reference to Exhibit 3.1 of Host Marriott Corporation Registration Statement
            No. 333-55807).
   3.2*     Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership of
            Host Marriott, L.P., dated as of August 3, 1999, establishing an additional class of units entitled the Class A Preferred Units.

Exhibit No.                                             Description
-----------                                             -----------
   3.3*     Sixteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of
            Host Marriott, L.P., dated as of November 29, 1999, establishing an additional class of units entitled the Class B Preferred Units.
   3.4*     Twenty-fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of
            Host Marriott, L.P., dated as of March 27, 2001, establishing an additional class of units entitled the Class C Preferred Units.
   3.5*     Thirtieth Amendment to Second Amended and Restated Agreement of Limited Partnership of
            Host Marriott, L.P.
   4.1      Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties,
            Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as
            Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K
            dated August 6, 1998).
   4.2      First Supplemental Indenture to Amended and Restated Indenture dated as of August 5, 1998 among HMH Properties, Inc., the Guarantors and Subsidiary Guarantors named in the Amended and Restated Indenture, dated as of August 5, 1998, and Marine Midland Bank, as Trustee (the
            "Trustee") (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K
            dated August 6, 1998).
   4.3      Second Supplemental Indenture, dated as of December 11, 1998, among HMH PROPERTIES,
            INC., a Delaware corporation (the "Company"), the Guarantors and Subsidiary Guarantors named in the Amended and Restated Indenture, dated as of August 5, 1998 (the "Indenture"), and Marine
            Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated December 11, 1998).
   4.4      Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc.,
            Host Marriott, L.P., the entities identified as New Subsidiary Guarantors and Marine Midland Band,
            as Trustee, to Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the
            Guarantors named therein and Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.'s Registration Statement No. 333-55807).
   4.5      Fourth Supplemental Indenture, dated as of February 25, 1999, among Host Marriott, L.P. the
            Subsidiary Guarantors signatory to the Fourth Supplemental Indenture and Marine Midland Bank
            as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Fourth Supplemental Indenture (incorporated by reference to
            Exhibit 4.2 of Host Marriott, L.P.'s Registration Statement No. 333-79275).
   4.6      Sixth Supplemental Indenture, dated as of October 6, 2000, among Host Marriott, L.P., the
            Subsidiary Guarantors signatory to the Sixth Supplemental Indenture and HSBC Bank USA
            (formerly Marine Midland Bank, as Trustee to the Amended and Restated Indenture, dated as of
            August 5, 1998, as amended and supplemented through the date of the Sixth Supplemental
            Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.'s Registration Statement
            No. 333-51944).
   4.7      Ninth Supplemental Indenture, dated as of December 14, 2001, among Host Marriott, L.P. the
            Subsidiary Guarantors signatory to the Ninth Supplemental Indenture and HSBC Bank USA
            (formerly Marine Midland Bank as Trustee to the Amended and Restated Indenture, dated as of
            August 5, 1998, as amended and supplemented through the date of the Ninth Supplemental
            Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.'s Registration Statement
            No.333-76550).
   4.8      Indenture for the 63/4% Convertible Debentures, dated December 2, 1996, between Host Marriott
            Corporation and IBJ Schroeder Bank & Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott Corporation Registration Statement No. 333-19923).
   4.9      First Supplemental Indenture, dated December 29, 1998, to Indenture, dated December 2, 1996, by and among Host Marriott Corporation, HMC Merger Corporation, Host Marriott, L.P. and IBJ
            Schroeder Bank & Trust Company (incorporated by reference to Exhibit 4.1 of Host Marriott
            Corporation Current Report on Form 8-K, dated December 30, 1998).

Exhibit No.                                            Description
-----------                                            -----------
   4.10     Guarantee Agreement, dated December 2, 1996, between Host Marriott Corporation and IBJ
            Schroeder Bank & Trust Company, as Guarantee Trustee (incorporated by reference to Exhibit 4.6 of Host Marriott Corporation Registration Statement No. 333-19923).
   4.11     Amendment No. 1, dated December 29, 1998, to Guarantee Agreement, dated December 2, 1996
            (incorporated by reference to Exhibit 4.2 to Host Marriott Corporation Current Report on
            Form 8-K, dated December 30, 1998).
   4.12     Amended and Restated Trust Agreement, dated as of December 29, 1998, among HMC Merger
            Corporation, as Depositor, IBJ Schroder Bank & Trust Company, as Property Trustee, Delaware
            Trust Capital Management, Inc., as Delaware Trustee, and Robert E. Parsons, Jr., Ed Walter and
            Christopher G. Townsend, as Administrative Trustees (incorporated by reference to Host Marriott
            Corporation 1998 Annual Report of Form 10-K filed March 26, 1999).
   10.1     Indenture between Host Marriott L.P., as Issuer, and Marine Midland Bank, as Indenture Trustee,
            and Form of 6.56% Callable Note due December 15, 2005 (incorporated by reference to
            Exhibit 4.1 of Host Marriott Corporation Registration Statement No. 333-55807).
   10.2     Host Marriott L.P. Executive Deferred Compensation Plan effective as of December 29, 1998
            (formerly the Marriott Corporation Executive Deferred Compensation Plan) (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation's Form 10-K for the year ended
            December 31, 1998).
   10.3     Host Marriott Corporation and Host Marriott, L.P. Comprehensive Stock and Cash Incentive Plan,
            as amended and restated December 29, 1998 (incorporated by reference to Exhibit No. 10.8 of
            Host Marriott Corporation's Form 10-K for the year ended December 31, 2000.)
   10.4     Distribution Agreement dated as of September 15, 1993 between Marriott Corporation and
            Marriott International, Inc. (incorporated by reference from Host Marriott Corporation Current
            Report on Form 8-K dated October 23, 1993).
   10.5     Amendment No. 1 to the Distribution Agreement dated December 29, 1995 by and among Host
            Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc.
            (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated
            January 1996).
   10.6     Amendment No. 2 to the Distribution Agreement dated June 21, 1997 by and among Host Marriott
            Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Registration Statement No. 333-64793).
   10.7     Amendment No. 3 to the Distribution Agreement dated March 3, 1998 by and among Host
            Marriott Corporation, Host Marriott Services Corporation, Marriott International, Inc. and
            Sodexho Marriott Services, Inc. (incorporated by reference to Host Marriott Corporation
            Registration Statement No. 333-64793).
   10.8     Amendment No. 4 to the Distribution Agreement by and among Host Marriott Corporation and
            Marriott International Inc. (incorporated by reference to Host Marriott Corporation Registration
            Statement No. 333-64793).
   10.9     Amendment No. 5 to the Distribution Agreement dated December 18, 1998 by and among Host
            Marriott Corporation, Host Marriott Services Corporation and Marriott International Inc.
            (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation's Form 10-K for the year ended December 31, 1998).
   10.10    Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and
            Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation
            Current Report on Form 8-K dated January 16, 1996).
   10.11    Amendment to Distribution Agreement dated December 22, 1995 by and between Host Marriott
            Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 10.16 of Host Marriott Corporation's Form 10-K for the year ended December 31, 1998).
   10.12    Tax Sharing Agreement dated as of October 5, 1993 by and between Marriott Corporation and
            Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current
            Report on Form 8-K dated October 23, 1993).

Exhibit No.                                             Description
-----------                                             -----------
  10.13     License Agreement dated as of December 29, 1998 by and among Host Marriott Corporation, Host
            Marriott, L.P., Marriott International, Inc. and Marriott Worldwide Corporation (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation's Form 10-K for the year ended
            December 31, 1998).
  10.14     Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current
            Report on Form 8-K dated October 23, 1993).
  10.15     Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott
            International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Host Marriott
            Corporation Registration Statement No. 333-64793).
  10.16     First Amendment to Restated Noncompetition Agreement by and among Host Marriott
            Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Host Marriott Corporation Registration Statement No. 333-64793).
  10.17     Employee Benefits and Other Employment Matters Allocation Agreement dated as of December
            29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation
            (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated
            January 16, 1996).
  10.18     Tax Sharing Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation
            Current Report on Form 8-K dated January 16, 1996).
  10.19     Host Marriott, L.P. Retirement and Savings Plan and Trust (incorporated by reference to
            Exhibit 10.26 of Host Marriott Corporation 1998 Annual Report on Form 10-K for the year ended
            December 31, 1998).
  10.20     Contribution Agreement dated as of April 16, 1998 among Host Marriott Corporation, Host
            Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation Registration Statement No. 333-55807).
  10.21     Amendment No. 1 to Contribution Agreement dated May 8, 1998 among Marriott Corporation,
            Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation Registration Statement No. 333-55807).
  10.22     Amendment No. 2 to Contribution Agreement dated May 18, 1998 among Host Marriott
            Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to
            Exhibit 10.20 of Host Marriott Corporation Registration Statement No. 333-55807).
  10.23#    Form of Management Agreement for Full Services Hotels (incorporated by reference to Host
            Marriott Corporation Registration Statement No. 333-51707).
  10.24     Employee Benefits and Other Employment Matters Allocation Agreement between Host Marriott
            Corporation, Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to
            Host Marriott Corporation Registration Statement No. 333-64793).
  10.25     Amendment to the Employee Benefits and Other Employment Matters Allocation Agreement
            effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott
            International, Sodexho Marriott Services, Inc., Crestline Capital Corporation and Host Marriott,
            L.P. (incorporated by reference to Exhibit 10.34 of Host Marriott Corporation's Form 10-K for the
            year ended December 31, 1998).
  10.26     Amended and Restated Communities Noncompetition Agreement (incorporated by reference to
            Host Marriott Corporation Registration Statement No. 333-64793).
  10.27     Registration Rights Agreement, dated as of October 14, 2001, by and among Host Marriott, L.P., the Guarantors named therein and the Purchasers named therein (incorporated by reference to
            Exhibit 10.43 of Host Marriott, L.P.'s Registration Statement on Form S-4 No. 333-73550).
  10.28     Amended and Restated Credit Agreement, dated as of May 31, 2000, among Host Marriott
            Corporation, Host Marriott, L.P., Various Banks and Bankers Trust Company, as Administrative
            Agent (incorporated by reference to Exhibit 10.40 of Host Marriott's Registration Statement
            No. 333-51944).

Exhibit No.                                            Description
-----------                                            -----------
   10.29    First Amendment to the Amended and Restated Credit Agreement, dated as of October 23, 2000, among Host Marriott Corporation, Host Marriott, L.P., Various Banks and Bankers Trust
            Company, As Administrative Agent (incorporated by reference to Exhibit 10.41 of Host Marriott's
            Registration Statement No. 333-51944.)
   10.30    Second Amendment and Waiver of Amended and Restated Credit Agreement, dated as of March
            2, 2001, among Host Marriott Corporation, Host Marriott, L.P., Various Banks and Bankers, and
            Bankers Trust Company, as administrative Agent (incorporated by reference to Exhibit 10.42 of
            Host Marriott's Form 10.42 of Host Marriott's Form 10-Q for the quarter ended September 7,
            2001.)
   10.31    Third Amendment and Modification to Amended and Restated Credit Agreement, dated as of
            November 15, 2001, among Host Marriott Corporation, Host Marriott, L.P., Various Banks, and
            Bankers Trust Company, as Administrative Agent, dated as of November 19, 2001 (incorporated by reference to Exhibit 10.41 of Host Marriott Corporation's Current Report on Form 8-K dated
            December 5, 2001).
   10.32    Amended and Restated Pledge and Security Agreement, dated as of May 31, 2000, among the
            Pledgors and Banker's Trust Company, as Pledgee (incorporated by reference to Exhibit No. 10.44 of Host Marriott, L.P.'s Form 10-Q for the quarter ended September 7, 2001).
   10.33    First Amendment to Amended and Restated Pledge and Security Agreement, dated as of March 1,
            2001, among the Pledgors and Bankers Trust Company, as Pledgee (incorporated by reference to
            Exhibit No. 10.41 of Host Marriott, L.P.'s Form 10-Q for the quarter ended September 7, 2001.)
   10.34    Amended and Restated Subsidiaries Guaranty, dated as of March 1, 2001 (incorporated by reference to Exhibit 10.43 of Host Marriott, L.P.'s Form 10-Q for the quarter ended September 7,
            2001).
   10.35    Acquisition and Exchange Agreement dated November 13, 2000 by Host Marriott, L.P. and
            Crestline Capital Corporation (incorporated by reference to Exhibit 99.2 of Host Marriott, L.P.'s
            Form 8-K/A filed December 14, 2000).
   10.36    Host Marriott Corporation's Non-Employee Director's Deferred Stock Compensation Plan
            (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation's Form 10-K dated
            March 26, 1999).
   12.1*    Computation of Ratios of Earnings to Fixed Charges.
   21.1*    List of Subsidiaries of Host Marriott Corporation.
   23.1*    Consent of Arthur Andersen LLP.

  # Agreement filed is illustrative of numerous other agreements to which the
              Company is a party.
  * Filed herewith.

  (b)  REPORTS ON FORM 8-K

      . December 21, 2001--Report of the announcement that Host Marriott, L.P., of which we own approximately 9/1/2/% interest and are the sole general partner, completed a $450 million senior notes offering. The notes carry a 9/1/2/% coupon rate with a final maturity of January 15, 2007. The net proceeds of the offering were used to repay nearly all of the outstanding balance under our revolving credit facility. In addition, we reported on the December 20, 2001 announcement that we had completed the previously announced sale of the Vail Marriott Mountain Resort hotel with Vail Resorts Inc. and had completed the sale of the Pittsburgh Marriott City Center hotel to the Shaner Hotel Group. Total sale proceeds for the two properties were approximately $65 million of which approximately $20 million will be used to repay the remaining outstanding balance under our revolving credit facility. The remaining proceeds will be used for general corporate purposes.

      . December 5, 2001--Report on the operating environment subsequent to the September 11, 2001 terrorist attacks, amendment to our bank credit facility, and the current status of our debt compliance.

      . June 4, 2001--Report of the announcement that Host Marriott Corporation agreed to issue to the Blackstone Entities 18,200,000 shares of its common stock upon redemption of 18,200,000 units of limited partnership interest in Host LP, which will in turn be sold to an Underwriter for delivery on June 4, 2001 to sold to the public.

      . May 8, 2001--Report of the announcement that Host Marriott Corporation agreed to issue to the Blackstone Entities 10,000,000 shares of its common stock upon redemption of 10,000,000 units of limited partnership interest in Host LP, which will in turn be sold to an Underwriter for delivery on May 8, 2001 to be sold to the public.

      . May 3, 2001--Amendment to Exhibit 23.1, the Consent of the Independent Public Accountants, to Form 10-K filed April 2, 2001.

      . May 1, 2001--Report on Form 8-K/A to amend the unaudited pro forma statements of operations filed as part of the Form 8-K dated April 13, 2001 to reflect adjustments to the recognition of minority interest expense and the tax provision.

      . April 13, 2001--Report of the termination of the Crestline leases through the purchase by Host Marriott Corporation, through its operating partnership, Host Marriott, L.P., of the lessee entities with respect to 116 of our full-service hotels for $207 million in cash effective January 1, 2001. In order to provide a clearer understanding and comparability of our results of operations, we have presented unaudited pro forma statements of operations by quarter and year-to-date for the two fiscal years ended December 31, 2000, adjusted to reflect the transaction as if it occurred on January 1, 1999.

      . March 23, 2001--Report on the issuance and sale of $130,000,000 of 10% Class C Cumulative Redeemable Preferred Stock by Host Marriott Corporation on March 27, 2001 at $25.00 per share, with underwriting discounts and commissions of $.8125 of the principal amount at maturity, generating expected net proceeds of approximately $125,000,000.

      . February 7, 2001--Report of the announcement that Host Marriott Corporation agreed to issue to the Blackstone Entities 12,500,000 shares of its common stock upon redemption of 12,500,000 units of limited partnership interest in Host LP, which will in turn be sold to an Underwriter for delivery on February 7, 2001 to be sold to the public.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 25, 2002.

                                 HOST MARRIOTT, L.P.

                                              By: /s/  HOST MARRIOTT CORPORATION
                                                  ------------------------------
                                                       Its General Partner

                                               By:  /s/  ROBERT E. PARSONS, JR.
                                                   -----------------------------
                                                      Robert E. Parsons, Jr.
                                                   Executive Vice President and
                                                      Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                           Title                        Date
         ----------                           -----                        ----
  /s/  RICHARD E. MARRIOTT
----------------------------- Chairman of the Board of Directors     February 25, 2002
     Richard E. Marriott
/s/  CHRISTOPHER J. NASSETTA  President, Chief Executive Officer and
-----------------------------   Director (Principal Executive        February 25, 2002
   Christopher J. Nassetta      Officer)
 /s/  ROBERT E. PARSONS, JR.  Executive Vice President and Chief
-----------------------------   Financial Officer (Principal         February 25, 2002
   Robert E. Parsons, Jr.       Financial Officer)
   /s/  DONALD D. OLINGER     Senior Vice President and Corporate
-----------------------------   Controller (Principal Accounting     February 25, 2002
      Donald D. Olinger         Officer)
    /s/  ROBERT M. BAYLIS
----------------------------- Director                               February 25, 2002
      Robert M. Baylis
   /s/  TERENCE C. GOLDEN
----------------------------- Director                               February 25, 2002
      Terence C. Golden

         Signatures            Title         Date
         ----------            -----         ----
/s/  ANN MCLAUGHLIN KOROLOGOS
----------------------------- Director February 25, 2002
  Ann McLaughlin Korologos
   /s/  J.W. MARRIOTT, JR.
----------------------------- Director February 25, 2002
     J.W. Marriott, Jr.
   /s/  JOHN G. SCHREIBER
----------------------------- Director February 25, 2002
      John G. Schreiber
 /s/  HARRY L. VINCENT, JR.
----------------------------- Director February 25, 2002
    Harry L. Vincent, Jr.

                                                                   SCHEDULE III
                                                                    Page 1 of 3

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2001
                                 (in millions)


                                                                                     Gross Amount at
                                                     Initial Costs                  December 31, 2001
                                                   ----------------- Subsequent  ------------------------
                                                        Buildings &     Costs         Buildings &         Accumulated
               Description                   Debt  Land Improvements Capitalized Land Improvements Total  Depreciation
               -----------                  ------ ---- ------------ ----------- ---- ------------ ------ ------------
Full-service hotels:
  New York Marriott Marquis Hotel, New
   York, NY................................ $  255 $ --    $  552      $   58    $ --    $  610    $  610   $  (201)
  Other full-service properties, each less
   than 5% of total........................  2,006  721     5,325       1,067     696     6,417     7,113    (1,064)
                                            ------ ----    ------      ------    ----    ------    ------   -------
   Total full-service......................  2,261  721     5,877       1,125     696     7,027     7,723    (1,265)
  Other properties, each less than 5% of
   total...................................     --   40        27         (55)      0        12        12       (16)
                                            ------ ----    ------      ------    ----    ------    ------   -------
   Total................................... $2,261 $761    $5,904      $1,070    $696    $7,039    $7,735   $(1,281)
                                            ====== ====    ======      ======    ====    ======    ======   =======


                                               Date of
                                            Completion of   Date   Depreciation
               Description                  Construction  Acquired     Life
               -----------                  ------------- -------- ------------
Full-service hotels:
  New York Marriott Marquis Hotel, New
   York, NY................................       1986        n/a         40
  Other full-service properties, each less
   than 5% of total........................    various    various         40

   Total full-service......................
  Other properties, each less than 5% of
   total...................................    various        n/a    various

   Total...................................


                                                                   SCHEDULE III
                                                                    Page 2 of 3

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2001
                                 (in millions)

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 2001, 2000, and 1999 is as follows:

 Balance at December 31, 1998.......................................... $7,353
 Additions:
    Acquisitions.......................................................     29
    Capital expenditures and transfers from construction-in-progress...    147
 Deductions:
    Dispositions and other.............................................   (155)
                                                                        ------
 Balance at December 31, 1999.......................................... $7,374
 Additions:
    Capital expenditures and transfers from construction-in-progress...    306
 Deductions:
    Dispositions and other.............................................     (9)
                                                                        ------
 Balance at December 31, 2000.......................................... $7,671
 Additions:
    Capital expenditures and transfers from construction-in-progress...    278
 Deductions:
    Dispositions and other.............................................   (214)
                                                                        ------
 Balance at December 31, 2001.......................................... $7,735
                                                                        ======

                                                                   SCHEDULE III
                                                                    Page 3 of 3

                     HOST MARRIOTT, L.P. AND SUBSIDIARIES

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 2001
                                 (in millions)

(B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2001, 2000, 1999 and 1998 is as follows:

 Balance at December 31, 1998.......................................... $  575
 Depreciation and amortization.........................................    243
 Dispositions and other................................................     35
                                                                        ------
 Balance at December 31, 1999..........................................    853
 Depreciation and amortization.........................................    215
 Dispositions and other................................................     (2)
                                                                        ------
 Balance at December 31, 2000..........................................  1,066
 Depreciation and amortization.........................................    281
 Dispositions and other................................................    (66)
                                                                        ------
 Balance at December 31, 2001.......................................... $1,281
                                                                        ======

(C) The aggregate cost of properties for Federal income tax purposes is approximately $5,609 million at December 31, 2001.
(D) The total cost of properties excludes construction-in-progress properties.