Form 10-Q
period 2002-03-22
HOST MARRIOTT L P
filed 2002-05-06
CIK 1061937

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

For the Quarter Ended March 22, 2002                 Commission File No. 0-25087


                               HOST MARRIOTT, L.P.
                               10400 Fernwood Road
                            Bethesda, Maryland 20817
                                 (301) 380-9000

       Delaware                                                       52-2095412
------------------------
(State of Incorporation)                                        (I.R.S. Employer
                                                                ----------------
                                                          Identification Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                                 Yes X  No ___
                                                                    ---

                                                               Units outstanding
     Class                                                           May 1, 2002
-----------------                                                    -----------
Units of limited partnership interest                                292,904,191

================================================================================

                                      INDEX
                                      -----

                                                                                   Page No.
                                                                                   --------
Part I.    FINANCIAL INFORMATION (Unaudited):

           Condensed Consolidated Balance Sheets-
              March 22, 2002 and December 31, 2001 ................................    3

           Condensed Consolidated Statements of Operations-
              Twelve Weeks Ended March 22, 2002 and March 23, 2001 ................    4

           Condensed Consolidated Statements of Cash Flows-
              Twelve Weeks Ended March 22, 2002 and March 23, 2001 ................    5

           Notes to Condensed Consolidated Financial Statements ...................    7

           Management's Discussion and Analysis of Results of
              Operations and Financial Condition ..................................   10

           Quantitative and Qualitative Disclosures about Market Risk .............   18

PART II.   OTHER INFORMATION AND SIGNATURE ........................................   24

                               HOST MARRIOTT, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                        March 22,     December 31,
                                                                                           2002           2001
                                                                                       ------------   ------------
                                                                                       (unaudited)
                                     ASSETS
                                     ------
Property and equipment, net .........................................................  $      6,939   $      6,999
Notes and other receivables (including amounts due from affiliates of
   $6 million and $6 million, respectively) .........................................            54             54
Due from Manager ....................................................................           150            141
Investments in affiliates ...........................................................           137            142
Other assets ........................................................................           558            532
Restricted cash .....................................................................           115            114
Cash and cash equivalents ...........................................................           341            352
                                                                                       ------------   ------------
                                                                                       $      8,294   $      8,334
                                                                                       ============   ============


                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Debt
   Senior notes .....................................................................  $      3,231   $      3,235
   Mortgage debt ....................................................................         2,228          2,261
   Convertible debt obligation to Host Marriott .....................................           492            492
   Other ............................................................................           106            106
                                                                                       ------------   ------------
                                                                                              6,057          6,094
Accounts payable and accrued expenses ...............................................           124            121
Other liabilities ...................................................................           301            320
                                                                                       ------------   ------------
     Total liabilities ..............................................................         6,482          6,535
                                                                                       ------------   ------------

Minority interest ...................................................................           111            108

Limited partnership interests of third parties at redemption value (representing
  21.5 million units and 21.6 million units at March 22, 2002
  and December 31, 2001, respectively)                                                          257            194

Partners' Capital
   General partner ..................................................................             1              1
   Cumulative redeemable preferred limited partner ..................................           339            339
   Limited partner ..................................................................         1,107          1,162
   Accumulated other comprehensive (loss) income ....................................            (3)            (5)
                                                                                       ------------   ------------
     Total partners' capital ........................................................         1,444          1,497
                                                                                       ------------   ------------
                                                                                       $      8,294   $      8,334
                                                                                       ============   ============


                 See Notes to Condensed Consolidated Statements

                               HOST MARRIOTT, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Twelve Weeks Ended March 22, 2002 and March 23, 2001
                            (unaudited, in millions)


                                                                                           2002           2001
                                                                                      -------------   ------------
REVENUES
    Hotel sales
     Rooms .......................................................................    $         465   $        522
     Food and beverage ...........................................................              244            253
     Other .......................................................................               55             64
                                                                                      -------------   ------------
         Total hotel sales .......................................................              764            839
    Rental income ................................................................               26             34
                                                                                      -------------   ------------
         Total revenues ..........................................................              790            873
                                                                                      -------------   ------------

OPERATING COSTS AND EXPENSES
     Rooms .......................................................................              111            121
     Food and beverage ...........................................................              175            191
     Hotel departmental costs and deductions .....................................              196            208
     Management fees .............................................................               36             52
     Taxes, insurance and other property-level expenses ..........................               62             65
     Depreciation and amortization ...............................................               84             77
     Corporate expenses ..........................................................               13              8
     Other expenses ..............................................................                4              2
                                                                                      -------------   ------------

OPERATING PROFIT .................................................................              109            149
    Minority interest expense ....................................................               (5)            (7)
    Interest income ..............................................................                3              8
    Interest expense .............................................................             (112)          (110)
    Net gains on property transactions ...........................................                1              1
    Equity in earnings (loss) of affiliates ......................................               (4)             2
                                                                                      -------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ................................................               (8)            43
Provision for income taxes .......................................................               (4)            (3)
                                                                                      -------------   ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS .........................................              (12)            40

DISCONTINUED OPERATIONS
Gain on disposal .................................................................                7             --
                                                                                      -------------   ------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS .........................................               (5)            40
Extraordinary gain on debt extinguishment ........................................                6             --
                                                                                      -------------   ------------

NET INCOME .......................................................................    $           1   $         40
                                                                                      =============   ============

Less: Distributions on preferred limited partner units to Host Marriott ..........               (9)            (5)
                                                                                      -------------   ------------

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS ................................    $          (8)  $         35
                                                                                      =============   ============

BASIC EARNINGS (LOSS) PER COMMON UNIT:
  Continuing operations ..........................................................    $        (.08)  $        .12
  Discontinued operations ........................................................              .03             --
  Extraordinary gain .............................................................              .02             --
                                                                                      -------------   ------------
BASIC EARNINGS (LOSS) PER COMMON UNIT ............................................    $       (.03)   $        .12
                                                                                      =============   ============

DILUTED EARNINGS (LOSS) PER COMMON UNIT:
  Continuing operations ..........................................................    $        (.08)  $        .12
  Discontinued operations ........................................................              .03             --
  Extraordinary gain .............................................................              .02             --
                                                                                      -------------   ------------
DILUTED EARNINGS PER COMMON UNIT .................................................    $        (.03)  $        .12
                                                                                      =============   ============

                 See Notes to Condensed Consolidated Statements

                               HOST MARRIOTT, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
              Twelve Weeks Ended March 22, 2002 and March 23, 2001
                            (unaudited, in millions)

                                                                                          2002        2001
                                                                                       ----------   --------
OPERATING ACTIVITIES
Income (loss) from continuing operations .......................................       $      (12)  $     40
Adjustments to reconcile to cash from operations:
    Depreciation and amortization ..............................................               84         77
    Income taxes ...............................................................               (4)       (19)
    Deferred contingent rental income ..........................................                1          7
    Net gains on property transactions .........................................               (1)        (1)
    Equity in earnings of affiliates ...........................................                4         (2)
    Purchase of Crestline leases ...............................................               --       (204)
    Changes in other operating accounts ........................................              (18)       (44)
    Other ......................................................................                5         (2)
                                                                                       ----------   --------
         Cash from (used in) operations ........................................               59       (148)
                                                                                       ----------   --------

INVESTING ACTIVITIES
Capital expenditures:
    Capital expenditures for renewals and replacements .........................              (42)       (56)
    New investment capital expenditures ........................................               (5)       (20)
    Other investments ..........................................................               (1)        (5)
Note receivable collections, net ...............................................               --          3
                                                                                       ----------   --------
         Cash used in investing activities .....................................              (48)       (78)
                                                                                       ----------   --------

FINANCING ACTIVITIES
Issuances of debt, net .........................................................               (1)       118
Scheduled principal repayments .................................................               (8)        (9)
Issuances of common units ......................................................               --          1
Distributions ..................................................................               (9)       (79)
Other ..........................................................................               (4)        (6)
                                                                                       ----------   --------
         Cash from (used in) financing activities ..............................              (22)        25
                                                                                       ----------   --------

DECREASE IN CASH AND CASH EQUIVALENTS ..........................................       $      (11)  $   (201)
                                                                                       ==========   ========

                 See Notes to Condensed Consolidated Statements

                               HOST MARRIOTT, L.P.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              Twelve Weeks Ended March 22, 2002 and March 23, 2001
                            (unaudited, in millions)

Supplemental schedule of noncash investing and financing activities:

During the first quarter of 2002 and 2001, outside OP Units valued at $11.6 million and $173.1 million, respectively, were converted to shares of Host Marriott common stock of 1.2 million and 13.0 million, respectively.

In addition, of the converted OP Units valued at $11.6 million, $10.5 million was a result of the acquisition of minority interest in the San Diego Marina Marriott hotel, which transaction resulted in an increase to property and equipment of $10.5 million to reflect the fair value of this acquired interest.

In January of 2002, the Company transferred the St. Louis Marriott Pavilion to the mortgage lender. The Company recorded the difference between the debt extinguished and the fair value of the assets surrendered of $6 million, net of tax expense of $3.6 million, as an extraordinary item. The Company also recorded the reversal of deferred incentive management fees and the operations of the hotel prior to sale, net of tax, as a gain in disposal in discontinued operations.

                 See Notes to Condensed Consolidated Statements

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Organization

      Host Marriott, L.P. (the "Operating Partnership" or the "Company" or "Host LP") is a Delaware limited partnership whose sole general partner is Host Marriott Corporation ("Host REIT" or "Host Marriott"). Host REIT, a Maryland corporation, operating through an umbrella partnership structure, is a self-managed and self-administered real estate investment trust ("REIT") with its operations conducted through the Operating Partnership and its subsidiaries. As of March 22, 2002, Host REIT owned approximately 92% of the Operating Partnership.

2.    Summary of Significant Accounting Policies

      The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

      In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 22, 2002 and the results of its operations and cash flows for the twelve weeks ended March 22, 2002 and March 23, 2001. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

      Certain reclassifications were made to the prior year financial statements to conform to the current presentation.

      The Company consolidates entities in which it owns a controlling financial interest (when it owns over 50% of the voting shares of another company or, in the case of partnership investments, when the Company owns the general partnership interest). In all cases, the Company considers the impact on the Company's financial control or the ability of minority shareholders or other partners to participate or block management decisions. All material intercompany transactions and balances have been eliminated.

      Revenue from operations of the Company's hotels not leased to third parties is recognized when the services are provided. For the Company's leased properties, rental income is recorded when due and is the greater of base rent or percentage rent, as defined. Percentage rent received pursuant to the leases but not recognized until all contingencies have been met is included on the balance sheet as deferred rent. Contingent rental revenue of $1 million and $7 million, respectively, for the twelve weeks ended March 22, 2002 and March 23, 2001, have been deferred. Contingent rent in the first quarter of 2001 related to four of our full-service properties and our HPT leases. In the first quarter of 2002, as a result of the Company, in 2001, repurchasing the lessee entities with respect to the aforementioned four full-service properties, contingent rent relates only to our HPT leases.

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.    Earnings Per Unit

      Basic earnings per unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding. Diluted earnings per unit is computed by dividing net income available to common unitholders as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributions to Host REIT for Host REIT common shares granted under comprehensive stock plans and the Convertible Preferred Securities. Dilutive securities may also include those common and preferred Operating Partnership Units ("OP Units") issuable or outstanding that are held by minority partners which are assumed to be converted. No effect is shown for securities if they are anti-dilutive.

                                                                                  Twelve weeks ended
                                                       ----------------------------------------------------------------------------
                                                                 March 22, 2002                           March 23, 2001
                                                       ------------------------------------    ------------------------------------
                                                         Income        Units       Per Unit       Income       Units       Per Unit
                                                       (Numerator) (Denominator)    Amount     (Numerator) (Denominator)    Amount
                                                       ------------------------------------    ------------------------------------
      Net income ....................................  $        1         285.0   $      --    $       40         284.8   $     .14
       Distributions on preferred
         limited partner Units ......................          (9)           --        (.03)           (5)           --        (.02)
                                                       ----------   -----------   ---------    ----------   -----------   ---------
      Basic income (loss) available to
       unitholders per unit .........................          (8)        285.0        (.03)           35         284.8         .12
       Assuming distribution of units to Host
         Marriott Corporation for Host Marriott
         Corporation common shares granted under the
         comprehensive stock plan, less shares
         assumed purchased at average market price ..          --            --          --            --           4.3          --
       Assuming conversion of minority OP Units
         Outstanding ................................          --            --          --            --            --          --
                                                       ----------   -----------   ---------    ----------   -----------   ---------
      Diluted earnings (loss) per unit .............. $        (8)        285.0   $    (.03)   $       35         289.1   $     .12
                                                       ==========   ===========   =========    ==========   ===========   =========

4.    Equity Transactions

      During February 2002, Host REIT filed a shelf registration statement for
      1.1 million common shares to be issued to a minority partner in the San Diego Marina Marriott hotel for the acquisition of certain interests in the San Diego partnership. On March 15, 2002, this minority partner sold the 1.1 million common shares to an underwriter for resale on the open market. Concurrent with the issuance of the common shares by Host REIT, the Operating Partnership issued to Host REIT an equivalent number of OP Units. This transaction did not materially impact Host REIT's ownership percentage in the Operating Partnership but did result in an increase to property and equipment of $10.5 million to reflect the fair value of the interest acquired.

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    Derivative Instruments

      On December 20, 2001, we entered into a 5-year interest rate swap agreement, which is effective January 15, 2002 and matures January 2007. Under the swap, we receive fixed-rate payments of 9.5% and pay floating-rate payments based on one-month LIBOR plus 450 basis points, on a $450 million notional amount. The fair value of the interest rate swap agreement was zero at inception. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we have designated the interest rate swap as a fair value hedge and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense.

      On January 4, 2002, in a separate agreement with a different counter party, we purchased for approximately $3.5 million a 5-year interest rate cap with the same notional amount which caps the floating interest rate at 14%. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the cap represents a derivative that will be marked to market and the gains and losses from changes in the market value of the cap will be recorded in other income or expense in the current period. For the first quarter of 2002, the Company recorded other expense of $1.1 million due to a decline in the market value of the interest rate cap.

6.    Development Projects

      During January 2002, the 295-room Ritz-Carlton, Naples Golf Resort, which is approximately 2 miles from our existing Ritz-Carlton, Naples hotel, was placed in service at an approximate development cost of $75 million. The golf resort has 15,000 square-feet of meeting space, four food and beverage outlets, and full access to 36 holes of a Greg Norman-designed golf course surrounding the hotel.

7.    Dispositions

      During January 2002, the Company transferred the St. Louis Marriott Pavilion to the mortgage lender in a non-cash transaction. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded the reversal of deferred incentive management fees and the operations of the hotel prior to sale of $7 million, net of taxes of $4.6 million, as a gain on disposal in discontinued operations. In addition, the Company also recorded the difference between the debt extinguished and the fair value of the assets surrendered of $6 million, net of taxes of $3.6 million, as an extraordinary item.

8.    Distributions Payable

      On March 19, 2002, the Company announced that the Board of Directors of Host Marriott declared a quarterly cash distribution of $0.625 per Class A, B, and C preferred limited partner unit. The first quarter distribution was paid on April 15, 2002 to unitholders of record on March 28, 2002.

9.    Geographic Information

      During the first quarter of 2001, the Company's foreign operations consisted of four hotel properties located in Canada. Effective in the second quarter of 2001, as a result of the purchase of Rockledge Hotel Properties, Inc., foreign operations of the Company, consisted of four hotel properties located in Canada and two properties located in Mexico. There were no intercompany sales between the

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      properties and the Company. The following table presents revenues for each of the geographical areas in which the Company owns hotels.

                                                        Twelve Weeks Ended
                                                  ------------------------------
                                                  March 22, 2002  March 23, 2001
                                                  --------------  --------------
      United States ..........................    $          787  $          858
      International ..........................                 3              15
                                                  --------------  --------------
           Total .............................    $          790  $          873
                                                  ==============  ==============

10.   Comprehensive Income

      The Company's other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the right to receive cash from Host Marriott Services Corporation subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to the distribution agreement between the Company and Host Marriott Services Corporation. For the twelve weeks ended March 22, 2002 and March 23, 2001, comprehensive income totaled $3 million and $37 million, respectively.

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

      The following condensed combined consolidating information sets forth the financial position as of March 22, 2002 and December 31, 2001 and results of operations and cash flows for the twelve weeks ended March 22, 2002 and March 23, 2001 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

                              HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


          Supplemental Condensed Combined Consolidating Balance Sheets
                                  (in millions)

                                 March 22, 2002

                                                                                         Non-
                                                                         Guarantor     Guarantor
                                                              Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                              ------   ------------   ------------   ------------   ------------
      Property and equipment, net .......................     $ 1,099    $  2,105       $  3,735       $     --       $  6,939
      Notes and other receivables .......................         707          96            156           (905)            54
      Due from Manager ..................................          (5)          6            149             --            150
      Rent receivable ...................................           7          19             46            (61)            11
      Investments in affiliate ..........................       2,633       2,020             --         (4,516)           137
      Other assets ......................................         170         219            269           (111)           547
      Restricted cash ...................................          21           2             92             --            115
      Cash and cash equivalents .........................         186          58             97             --            341
                                                              -------    --------       --------       --------       --------
         Total assets ...................................     $ 4,818    $  4,525       $  4,544       $ (5,593)      $  8,294
                                                              =======    ========       ========       ========       ========

      Debt ..............................................     $ 2,542    $  1,267       $  2,524       $   (768)      $  5,565
      Convertible debt obligation to Host Marriott ......         492          --             --             --            492
      Other liabilities .................................         152         233            419           (379)           425
                                                              -------    --------       --------       --------       --------
         Total liabilities ..............................       3,186       1,500          2,943         (1,147)         6,482

      Minority interests ................................           1          --            110             --            111
      Limited partner interest of third parties
        at redemption value .............................         257          --             --             --            257
      Owner's capital ...................................       1,374       3,025          1,491         (4,446)         1,444
                                                              -------    --------       --------       --------       --------
         Total liabilities and owner's capital ..........     $ 4,818    $  4,525       $  4,544       $ (5,593)      $  8,294
                                                              =======    ========       ========       ========       ========
                                                        December 31, 2001

                                                                       Guarantor    Non-Guarantor
                                                             Parent   Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                             ------   ------------   ------------   ------------   ------------
Property and equipment, net .............................     $ 1,111    $  2,135       $  3,753       $     --       $  6,999
Investments in affiliate ................................       2,651       2,004             --         (4,513)           142
Notes and other receivables .............................         704          96            156           (902)            54
Rent receivable .........................................           2          17             25            (44)            --
Due from manager ........................................          (5)          9            137             --            141
Other assets ............................................         118         210            256            (52)           532
Restricted cash .........................................          22           3             89             --            114
Cash, cash equivalents and marketable securities ........         222          52             78             --            352
                                                              -------    --------       --------       --------       --------

  Total assets ..........................................     $ 4,825    $  4,526       $  4,494       $ (5,511)      $  8,334
                                                              =======    ========       ========       ========       ========

Debt ....................................................     $ 2,545    $  1,293       $  2,532       $   (768)      $  5,602
Convertible debt obligation to Host Marriott ............         492          --             --             --            492
Other liabilities .......................................          96         216            359           (230)           441
                                                              -------    --------       --------       --------       --------

    Total liabilities ...................................       3,133       1,509          2,891           (998)         6,535

Minority interests ......................................           1          --            107             --            108
Limited partner interest of third parties at
  redemption value ......................................         194          --             --             --            194
Partners' capital .......................................       1,497       3,017          1,496         (4,513)         1,497
                                                              -------    --------       --------       --------       --------

  Total liabilities and partners' capital ...............     $ 4,825    $  4,526       $  4,494       $ (5,511)      $  8,334
                                                              =======    ========       ========       ========       ========

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


            Supplemental Condensed Combined Statements of Operations
                                  (in millions)

                        Twelve Weeks Ended March 22, 2002

                                                                                      Non-
                                                                    Guarantor     Guarantor
                                                        Parent    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                       --------  --------------  --------------  --------------  --------------
  REVENUES .........................................    $   32       $    44         $   866         $  (152)        $   790
  Depreciation .....................................       (15)          (29)            (40)             --             (84)
  Hotel operating expenses .........................        --            --            (518)             --            (518)
  Property-level expenses ..........................       (12)          (14)            (36)             --             (62)
  Rental expense ...................................        --            --            (222)            222              --
  Minority interest ................................        (1)           --              (4)             --              (5)
  Interest expense .................................       (48)          (28)            (48)             12            (112)
  Interest income ..................................        11             3               1             (12)              3
  Corporate expenses ...............................        (2)           (4)             (7)             --             (13)
  Net gains on property transactions ...............        --            --               1              --               1
  Equity in earnings (losses) of affiliates ........       (31)           (6)             --              33              (4)
  Other expenses ...................................        (2)           --              (2)             --              (4)
                                                        ------       -------         -------         -------         -------
  INCOME (LOSS) BEFORE INCOME TAXES ................       (68)          (34)             (9)            103              (8)
  (Provision for) benefit from income taxes ........        (1)            2              (5)             --              (4)
                                                        ------       -------         -------         -------         -------
  INCOME (LOSS) FROM CONTINUING OPERATIONS .........       (69)          (32)            (14)            103             (12)
  DISCONTINUED OPERATIONS
  Gain on disposal .................................        --             7              --              --               7
                                                        ------       -------         -------         -------         -------
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS .........       (69)          (25)            (14)            103              (5)
  Extraordinary gain ...............................        --             6              --              --               6
                                                        ------       -------         -------         -------         -------
  NET INCOME (LOSS) ................................    $  (69)      $   (19)        $   (14)        $   103         $     1
                                                        ======       =======         =======         =======         =======

                                                  Twelve Weeks Ended March 23, 2001

                                                                                      Non-
                                                                   Guarantor        Guarantor
                                                        Parent    Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                                       --------  --------------  --------------  --------------  --------------
  REVENUES .........................................    $   27       $    44         $   942         $  (145)        $   868
  Depreciation .....................................       (15)          (25)            (37)             --             (77)
  Hotel operating expenses .........................        (2)           --            (573)             --            (575)
  Property-level expenses ..........................        (6)          (15)            (36)             --             (57)
  Rental expense ...................................        --            --            (257)            257              --
  Minority interest ................................        (2)           --              (5)             --              (7)
  Interest expense .................................       (47)          (24)            (46)              6            (111)
  Interest income ..................................        10             1               3              (6)              8
  Corporate expenses ...............................        (1)           (3)             (4)             --              (8)
  Net gains on property transactions ...............        --            --               1              --               1
  Equity in earnings (losses) of affiliates ........       (35)           (9)             --              47               3
  Other expenses ...................................        --            --              (2)             --              (2)
                                                        ------       -------         -------         -------         -------
  INCOME (LOSS) BEFORE INCOME TAXES ................       (71)          (31)            (14)            159              43
  (Provision for) benefit from income taxes ........        (2)           --              (1)             --              (3)
                                                        ------       -------         -------         -------         -------
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS .........       (73)          (31)            (15)            159              40
  Extraordinary gain ...............................         1            --              (1)             --              --
                                                        ------       -------         -------         -------         -------
  NET INCOME (LOSS) ................................    $  (72)      $   (31)        $   (16)        $   159         $    40
                                                        ======       =======         =======         =======         =======

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


            Supplemental Condensed Combined Statements of Cash Flows
                                  (in millions)

                        Twelve Weeks Ended March 22, 2002

                                                                                                 Non-
                                                                              Guarantor       Guarantor
                                                                  Parent     Subsidiaries    Subsidiaries    Consolidated
                                                                 --------   --------------  --------------  --------------
      OPERATING ACTIVITIES
      Cash from operations ...................................   $    (10)     $      13       $      56       $      59
                                                                 --------      ---------       ---------       ---------

      INVESTING ACTIVITIES
      Capital expenditures ...................................         (8)           (15)            (25)            (48)
                                                                 --------      ---------       ---------       ---------
      Cash used in investing activities ......................         (8)           (15)            (25)            (48)
                                                                 --------      ---------       ---------       ---------

      FINANCING ACTIVITIES
      Issuances of debt ......................................         (1)            --              --              (1)
      Repayment of debt ......................................         --             (1)             (7)             (8)
      Distributions ..........................................         (9)            --              --              (9)
      Other ..................................................         (5)             1              --              (4)
      Transfers to/from Parent ...............................         (3)             8              (5)              --
                                                                 --------      ---------       ---------       ---------
      Cash (used in) provided by financing activities ........        (18)             8             (12)            (22)
                                                                 --------      ---------       ---------       ---------

      INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS .........................................   $    (36)     $       6       $      19       $     (11)
                                                                 ========      =========       =========       =========

                                                  Twelve Weeks Ended March 23, 2001

                                                                                                 Non-
                                                                              Guarantor       Guarantor
                                                                  Parent     Subsidiaries   Subsidiaries     Consolidated
                                                                 --------   --------------  --------------  --------------
      OPERATING ACTIVITIES
      Cash from operations ...................................   $    (57)     $    (160)      $      69       $    (148)
                                                                 --------      ---------       ---------       ---------

      INVESTING ACTIVITIES
      Capital expenditures and other investments .............        (15)           (32)            (34)            (81)
      Other ..................................................          3             --              --               3
                                                                 --------      ---------       ---------       ---------
      Cash used in investing activities ......................        (12)           (32)            (34)            (78)
                                                                 --------      ---------       ---------       ---------

      FINANCING ACTIVITIES
      Issuances of debt ......................................        114             --               4             118
      Repayment of debt ......................................         --             (1)             (8)             (9)
      Issuances of OP Units ..................................          1             --              --               1
      Distributions ..........................................        (79)            --              --             (79)
      Other ..................................................         (4)            (3)              1              (6)
      Transfers to/from Parent ...............................       (182)           195             (13)             --
                                                                 --------      ---------       ---------       ---------
      Cash (used in) provided by financing activities ........       (150)           191             (16)             25
                                                                 --------      ---------       ---------       ---------

      INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS .........................................   $   (219)     $      (1)      $      19       $    (201)
                                                                 ========      =========       =========       =========

                               HOST MARRIOTT, L.P.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

12.  Subsequent Events

     On April 8, 2002, the Operating Partnership issued approximately 6.9 million OP Units to acquire an additional interest in the San Diego Marina Marriott hotel. As a result of this acquisition, the Operating Partnership now owns 90% of the hotel and Host REIT's ownership percentage of the Operating Partnership is now at 90%. This transaction will result in a property and equipment increase of $56.1 million, reflecting the fair value of the partnership interest acquired. Combined with the partnership interest acquired during February, the total increase to property and equipment is $66.6 million.

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

Recent Events

Due to the changes in the insurance markets prior to September 11, 2001 and the effects of the terrorist attacks on September 11, 2001, it has become more difficult and more expensive to obtain insurance. Our main property insurance policy covering our portfolio of hotels reached the end of its term on April 1, 2002 and our carrier has notified us that it does not intend to renew the existing policy when it expires at the end of the extension period on May 7, 2002. For the period from April 1, 2002 to May 7, 2002, a carrier that is rated A+ by A.M. Best provides our insurance. This carrier is not rated by Standard & Poors as required by certain of our loan agreements representing debt of $1.1 billion, and we have notified our lenders accordingly. Our manager, Marriott International, Inc., is responsible for securing property insurance and is in the process of renewing this coverage and intends as part of that process to attempt to obtain coverage from a carrier or carriers that are appropriately rated by S&P. If we are unable to obtain insurance that complies with the covenants in these loan agreements or if we are unable to amend or waive these covenants it could have a materially adverse affect on our business.

We continue to work with the Port Authority of New York and New Jersey and the Lower Manhattan Development Corporation as they decide how the World Trade Center site in New York will be redeveloped. We anticipate that it will be several years before these issues are resolved. We are also working closely with our insurance companies to resolve our claims related to the destruction of the Marriott World Trade Center and the damage to the New York Marriott Financial Center, including insurance payments for property damage as well as business interruption. We substantially repaired damage to the New York Marriott Financial Center and reopened the hotel on January 7, 2002.

During 2002, we expect to receive business interruption proceeds for what we believe we would have made absent the terrorist attacks, although the actual receipt of some of these proceeds may not happen before December 31, 2002. In addition, special restrictive accounting rules developed for the World Trade Center disaster may delay our ability to recognize a portion of the business interruption advances as income until we resolve certain contingencies with our insurance providers. Since September 11, 2001, the Company has received $25 million in business interruption insurance with respect to the two hotels, $13 million of which was received subsequent to March 22, 2002.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lodging Performance

In the first quarter of 2002, RevPAR for comparable hotels decreased approximately 12.3% when compared to the same period in 2001. The decline is the result of a decrease in average occupancy of 2.4 percentage points and the decline of average room rates of 9.4%. However, the changes in RevPAR varied across the country. For example, comparable RevPAR for our Washington, DC Metro area that includes 11 properties was down 19.2%, primarily as a result of a decrease in average room rates of 15.1%. Several cities such as Philadelphia and New York outperformed the portfolio as a whole. RevPAR for our three hotels in Philadelphia was up 7% for the quarter reflecting strong convention business in the city. New York has begun to show signs of recovery and was only down 9.7%. The six properties in San Francisco, which is heavily dependent on the technology industry were, down 27.9% in RevPAR for the quarter. San Antonio also had a slight increase in RevPAR of 1.4% as the three hotels in the city benefited from a recently completed convention center.

The chart below sets forth performance information for our comparable properties as of March 22, 2002:

                                                                       2002           2001
                                                                    ----------      ---------
Comparable Full-Service Hotels (1)
Number of properties .............................................         118            118
Number of rooms ..................................................      56,297         56,297
Average daily rate ...............................................  $   148.12      $  163.48
Occupancy percentage .............................................        70.9%          73.3%
REVPAR ...........................................................  $   105.08      $  119.85
REVPAR % change ..................................................       (12.3)%

______________
(1) Consists of 118 properties owned, directly or indirectly, by us for the first quarter of 2002 and 2001, respectively, excluding properties with non-comparable operating environments as a result of acquisitions, dispositions, property damage and expansions and development projects.

The chart below sets forth some performance information for our entire portfolio of full-service hotels as of March 22, 2002:

                                                                      2002 (1)         2001
                                                                     ----------      ----------
Number of properties .............................................          122             122
Number of rooms ..................................................       58,008          58,008
Average daily rate ...............................................   $   148.55      $   165.51
Occupancy percentage .............................................         70.7%           73.4%
REVPAR ...........................................................   $   105.04      $   121.43
REVPAR % change ..................................................        (13.5)%

____________
(1) 2002 includes results for the Ritz Carlton, Naples Golf Resort which opened in January of 2002.

During the first quarter of 2002, we continued to work actively with our hotel managers in an effort to operate our hotels more efficiently by maintaining the reduced levels of operating expenses that we had achieved as of December 31, 2001. Our efforts to control costs have been very successful in holding margins to a slight decline despite the drop in RevPAR. This result has been primarily due to a decrease in labor costs at the hotels, productivity improvements, lower utility costs, lower incentive management fees and strong food and beverage results. As the economic recovery continues and we return to more-normal operating levels, we believe we will maintain some of the long-term efficiencies achieved and our margins will improve.

Distributions. Our policy on cash distributions generally has been to distribute the minimum amount necessary for Host REIT to maintain REIT status, which is generally an amount equal to its taxable income. As a result of the economic downturn, our operating results, and thus, taxable income, has been

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

greatly reduced, and accordingly, Host REIT has not declared a dividend on its common stock and therefore we have not made a cash distribution on our OP Units. Host REIT expects to reinstate the dividend on its common stock late this year if it continues to see improvement in operations. It is our intention to continue to pay distributions on preferred limited partner units. On March 19, 2002, Host REIT's Board of Directors declared a quarterly distribution of $0.625 per Class A, B and C preferred limited partner unit for the first quarter of 2002. The preferred unit distribution was paid on April 15, 2002.

Credit Facility and Senior Notes. Our bank credit facility contains certain financial covenants related to, among other things, maintaining certain levels of tangible net worth and certain ratios of EBITDA to interest and fixed charges, total debt to EBITDA, interest coverage or secured debt and unencumbered EBITDA as a percentage of total EBITDA. Effective November 19, 2001, we amended our bank credit facility to modify these covenants through August 15, 2002, among other things. This amendment also has resulted in reducing the availability under the credit facility to $25 million for the second quarter of 2002 and placed additional restrictions on our ability to use proceeds from the issuance of debt or equity, pay dividends to certain holders of our capital stock, make acquisitions or investments, or to use the proceeds from asset sales. As of March 22, 2002, there was no outstanding balance under the credit facility.

We have $3.2 billion of senior notes outstanding as of March 22, 2002. Under the indenture, pursuant to which senior notes were issued, there are covenants that could restrict our ability to incur indebtedness, make investments in other entities, and make certain distributions to our equity holders. These restrictions would take effect if, after giving effect to any new increase of debt on a pro forma basis, our consolidated coverage ratio is less than 2.0 to
1.0. As a result of the effects on our business of the economic recession and the events of September 11, 2001, we anticipate that any consolidated coverage ratio that is calculated under the indenture after the end of each quarter in 2002 may be less than 2.0 to 1.0. If this occurs, then Host REIT will be prohibited from incurring indebtedness and from issuing certain types of stock with certain redemption terms (other than certain types of debt specifically permitted under the indenture) and Host REIT would be prohibited from declaring or paying dividends on its capital stock, other than to the extent required to maintain its status as a REIT.

Management and Other Agreements. The Company currently is negotiating changes to the management and other agreements with Marriott International and its affiliates. If made, the changes, which remain subject to the consent of various lenders to the properties and other third parties, would be effective December 29, 2001. The proposed changes would result in reductions in incentive management fees on the portfolio of Marriott-managed hotels, reduce certain expenses to the property, lower our working capital requirements, clarify the circumstances and conditions under which Marriott International and its affiliates may earn a profit on transactions with the hotels, and provide greater approval rights over budgets and capital expenditures. The Company is also negotiating to expand the pool of hotels that are subject to an existing agreement that allows us to sell certain assets without a Marriott International management agreement, and to revise the method for determining the number of hotels that may be sold without a Marriott International management agreement or a franchise agreement, in each case, without the payment of a termination fee. There can be no assurance that the negotiations will be successful, that the changes will be made in substantially the form described or that we will receive the necessary consents to implement these changes.

Marriott International currently has the right to purchase up to 20 percent of the Host REIT's outstanding stock upon certain changes in control of Host Marriott. In connection with the Company's negotiations with Marriott International on changes to the management agreements, we have agreed to terminate this

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

right and clarify existing provisions in the management agreements that currently limit the Company's ability to sell a hotel or the company to a competitor of Marriott International.

Results of Operations

2002 Compared to 2001

Revenues. Hotel sales decreased $75 million, or 8.9%, to $764 million for the twelve weeks ended March 22, 2002. This decline reflects the continued demand weakness in the lodging industry.

Rental income decreased $8 million, or 23.5%, to $26 million for the twelve weeks ended March 22, 2002. Rental income for the twelve weeks ended March 22, 2002 and March 23, 2001 includes: 1) lease income from our HPT leases of $15 million for both periods, 2) lease income from full-service properties of $10 million and $18 million, respectively, and 3) office building rental income of $1 million for both periods. As of March 23, 2001, we had five full-service properties that received lease income. We repurchased the lessee entities with respect to four of those properties in June 2001, terminating the leases for financial reporting purposes. As a result, we currently record rental income with respect to only one full-service property.

Operating Costs and Expenses. Operating costs and expenses decreased $43 million, or 5.9%, to $681 million for the twelve weeks ended March 22, 2002. This decline is the result of our efforts to control operating costs at the hotels and the overall decline in demand.

Rental Expense. Corresponding expenses for the rental income described above for the twelve weeks ended March 22, 2002 and March 23, 2001 include rental expense relating to our HPT leases of $16 million for both periods and office building expenses of $1 million for both periods. These expenses are included in taxes, insurance and other property-level expenses on the consolidated statement of operations.

Depreciation and Amortization. Depreciation and amortization expense increased $7 million or 9% for the first quarter of 2002 versus the first quarter of 2001, reflecting an increase in depreciable assets. The increase in depreciation expense reflects the consolidation of three hotels and other equipment as a result of the acquisition of the voting interests in Rockledge Hotel Properties, Inc. during April 2001. The increase is also the result of $286 million in capital expenditures during 2001 and $47.9 million in the first quarter of 2002.

Operating Profit. Operating profit decreased $40 million, or 27%, to $109 million for the twelve weeks ended March 22, 2002. Operating profit decreased due to a decline in revenues and the continued weakness in the lodging industry.

Corporate Expenses. Corporate expenses increased $5 million for the first quarter of 2002 versus the first quarter of 2001, primarily as a result of grants of restricted stock to senior executives that adjust based on changes in the market value of Host REIT's common stock. The restricted stock grants are subject to term requirements and company and individual peerformance requirements in order to vest. Cash corporate expense declined $701,000 during the first quarter of 2002 compared to the first quarter of 2001.

Minority Interest Expense. For the twelve weeks ended March 22, 2002 and March 23, 2001, respectively, we recognized minority interest expense of $5 million and $7 million. The decline is a reflection of the decrease in our results of operations as described above.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Equity in Earnings (Loss) of Affiliates. For the twelve weeks ended March 22, 2002, equity in loss of affiliates was $4 million compared to equity in earnings of affiliates of $2 million during the twelve weeks ended March 23, 2001. The decrease primarily reflects our equity share in operating losses on investments in CBM Joint Venture, LLC and JWDC Limited Partnership.

Discontinued Operations. During January of 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender in a non-cash transaction. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which we adopted January 1, 2002, a gain, net of tax, of $7 million relating to the write-off of certain assets and liabilities and loss from operations was recorded as discontinued operations.

Extraordinary Gain. During the twelve weeks ended March 22, 2002, we recorded an extraordinary gain, net of tax, of $6 million representing the extinguishment of debt on the St. Louis Marriott Pavilion, which we transferred to the mortgage lender.

Net Income. Our net income was $1 million for the first quarter of 2002 compared to $40 million for the first quarter of 2001. Basic and diluted earnings (loss) per common unit were $(.03) for 2002, compared to $.12 in 2001. The decrease is primarily due to hotel sales declines as a result of the continued demand weakness in the lodging industry.

Net Income (Loss) Available to Common Unitholders. The net loss available to common unitholders was $8 million for the first quarter of 2002, a decrease of $43 million over the same period in 2001. The decrease reflects the previously discussed decrease in net income as well as the increase in distributions on preferred units due to the issuance of $143 million of Class C preferred units during the second quarter of 2001.

Liquidity and Capital Resources

During the first quarter of 2002, we continued our focus on maintaining liquidity and a strong balance sheet. At March 22, 2002, we had $341 million of cash on hand, no outstanding debt on our credit facility and no significant debt maturities until 2005. Although we do not believe we will need to access the bank credit facility during 2002, we are currently negotiating a new long-term facility with a new lender group that will be smaller but with less restrictive covenants than our existing agreement.

Cash from Operations. We reported a decrease in cash and cash equivalents of $11 million during the twelve weeks ended March 22, 2002 compared to the same period in 2001. Cash from (used in) operations was $59 million through the first quarter of 2002 and $(148) million through the first quarter of 2001. The change in cash from operations is primarily a result of the payment in January 2001 of $204 million to purchase our hotel leases from Crestline Capital Corporation.

Cash from Investing Activities. Cash used in investing activities was $48 million and $78 million through the first quarter of 2002 and 2001, respectively. Cash used in investing activities through the first quarter includes capital expenditures and other investments of $48 million and $81 million for 2002 and 2001, respectively. Based on our assessment of the current operating environment and to conserve capital, we will continue our disciplined approach to capital expenditures during the remainder of 2002, focusing on property maintenance and selected improvements to maintain high quality standards. We anticipate spending $185 million in 2002 for capital expenditures.

Property and equipment balances include $74.1 million and $148.9 million for construction in progress as of March 22, 2002 and December 31, 2001, respectively. The balance as of March 22, 2002 primarily relates to the development of various expansion and development projects. During January 2002, we

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

opened the 295-room Ritz-Carlton, Naples Golf Resort in Naples, Florida, at a development cost of approximately $75 million.

As previously discussed, during January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender in a non-cash transaction. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we treated the disposition as discontinued operations.

Cash from Financing Activities. Cash used in financing activities was $22 million through the first quarter of 2002 and cash provided by financing activities was $25 million through the first quarter of 2001, respectively. Cash used in financing activities primarily related to the payment of $9 million in preferred unit distributions and the repayment of $8 million in debt.

On March 18, 2002, Host Marriott's Board of Directors declared a distribution of $0.625 per Class A, B and C preferred limit partner unit, which was paid on April 15, 2002 to unitholders of record on March 28, 2002. Host Marriott did not declare a dividend on its common stock for the first quarter of 2002.

Historically, our debt has primarily been fixed rate including all our outstanding senior notes. We increased our exposure to variable rate instruments by using derivative products on the issuance of our Series H senior notes issued in December 2001. On December 20, 2001, we entered into a 5-year interest rate swap agreement, which was effective January 15, 2002 and which matures in January 2007. Under the swap, we receive fixed-rate payments at 9.5% and pay floating-rate payments based on one-month LIBOR plus 450 basis points, on a $450 million notional amount. The fair value of the interest rate swap agreement was zero at inception. Under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," we have entered into an interest rate swap which is designated as a fair value hedge. The requirements for hedge accounting having been met, the swap is recorded at fair value on the balance sheet with changes in the fair value recorded to the carrying value of the Series H debt. Additionally, the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense.

On January 4, 2002, we purchased, for approximately $3.5 million, a 5-year interest rate cap with the same notional amount which caps the floating interest rate at 14%. Under SFAS 133, the cap does not qualify for hedge accounting, and, therefore, will be marked to market and the gains and losses from changes in the market value of the cap will be recorded in other income or expense in the current period. For the first quarter, we recognized $1.1 million of expense related to the interest rate cap. The market value of the cap is determined by a multi-variable model, similar to the Black-Scholes option pricing model. The market value can change based on time, LIBOR rates and the volatility of the LIBOR rates. We do not believe that changes in the market value will materially affect the financial statements.

In January 2002, Host REIT's shelf registration for $1.55 billion of debt and equity became effective. Host REIT completed this shelf in order to help expedite future public offerings; however, as of March 22, 2002, Host REIT has not accessed the capital markets. Additionally, during February 2002, Host REIT filed a shelf registration statement for 1.1 million common shares to be issued to a minority partner in the San Diego partnership that owns the San Diego Marriott Marina hotel. On March 15, 2002, this minority partner sold the 1.1 million common shares to an underwriter for resale on the open market. Concurrent with the issuance of the common shares, the Operating Partnership issued to Host REIT an equivalent number of OP Units. This transaction did not materially impact Host REIT's ownership percentage in the Operating Partnership. We received no proceeds as a result of these transactions.

                              HOST MARRIOTT, L.P.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On April 8, 2002, we acquired an additional interest in the San Diego partnership for approximately 6.9 million OP Units. As a result, we currently own a 90% interest in the San Diego Marriott Marina hotel. The holders of the
6.9 million OP Units have the right to convert those OP Units into an equivalent number of common stock. Host REIT has agreed to register with the Securities and Exchange Commission the 6.9 million shares of common stock to facilitate the resale of such shares following the conversion of the OP Units. We anticipate these transactions will occur during the second quarter of 2002.

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

Comparative FFO available to common unitholders decreased $54 million, or 43%, to $72 million for the first quarter of 2002 over the first quarter of 2001. The following is a reconciliation of the income (loss) from continuing operations to Comparative FFO (in millions):

                                                                                       Twelve Weeks Ended
                                                                                       ------------------
                                                                               March 22, 2002      March 23, 2001
                                                                               --------------      --------------
Funds from Operations
   Income (loss) from continuing operations ................................    $          (12)     $          32
   Depreciation and amortization ...........................................                83                 76
   Partnership adjustments .................................................                 6                 16
                                                                                --------------      -------------
Funds from operations of Host LP ...........................................                77                124
   Effect on funds from operations of SAB 101 ..............................                 1                  7
   Effective impact of lease repurchase ....................................                 3                 --
                                                                                --------------      -------------
Comparative funds from operations of Host LP ...............................                81                131
   Distributions on preferred units ........................................                (9)                (5)
                                                                                --------------      -------------
   Comparative funds from operations of minority partners of Host LP .......    $           72      $         126
                                                                                ==============      =============



Host REIT is our sole general partner and as of March 22, 2002 and March 23, 2001 held approximately 92% and 82%, respectively, of the outstanding OP Units. OP Units owned by holders other than Host REIT are redeemable at the option of our holder, generally commencing one year after the issuance of their OP Units. Upon redemption of an OP Unit, the holder would receive from the Operating Partnership cash in an amount equal to the market value of one share of Host Marriott's common stock, or at our option, a share of Host Marriott's common stock.

                               HOST MARRIOTT, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EBITDA decreased $33 million, or 14%, to $205 million in the first quarter of 2002 over the comparable period in 2001. Hotel EBITDA was $209 million and $235 million for the first quarter of 2002 and 2001, which does not include deferred rental income of $1 million and $7 million, respectively.

The following schedule presents our EBITDA as well as a reconciliation of EBITDA to the income (loss) from continuing operations (in millions):

                                                                                      Twelve Weeks Ended
                                                                            -----------------------------------
                                                                             March 22, 2002     March 23, 2001
                                                                            ----------------   ----------------
Income (loss) from continuing operations .................................  $            (12)  $             32
     Effect on revenue of SAB 101 ........................................                 1                  7
     Interest expense ....................................................               105                103
     Dividends on Convertible Preferred Securities .......................                 7                  7
     Depreciation and amortization .......................................                84                 77
     Minority interest expense ...........................................                 5                 15
     Income taxes ........................................................                 4                  3
     Equity in (earnings)/losses of affiliates ...........................                 4                 (2)
     Other non-cash charges, net .........................................                 7                 (4)
                                                                            ----------------   ----------------
EBITDA of Host LP ........................................................  $            205   $            238
                                                                            ================   ================

Our interest coverage, defined as EBITDA divided by cash interest expense, was
2.0 times and 2.3 times for the 2002 and 2001 twelve week periods, respectively. The ratio of earnings to fixed charges was 1.0 to 1.0 through the first quarter of 2002 and 1.4 to 1.0 through the first quarter of 2001. We reported a ratio of earnings to fixed charges of 1.2 to 1.0 for the full year 2001.

                               HOST MARRIOTT, L.P.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity
-------------------------

We have financial instruments that are sensitive to changes in interest rates, including our bank credit facility and the mortgage debt on our Canadian properties. The interest rate on our bank credit facility is based on various LIBOR terms plus a spread. The weighted average interest rate for the facility was percent for the quarter ended March 22, 2002 and 4.4% for the year ended December 31, 2001. There were no amounts outstanding on the credit facility during the first quarter and as of March 22, 2002. The Canadian mortgage debt, which is denominated in US dollars and had a balance of $96.6 million at March 22, 2002 and December 31, 2001, has an interest rate based on LIBOR plus 275 basis points. The weighted average interest rate for this mortgage debt was 4.7% for the quarter ended March 22, 2002 and 5.5% for the year ended December 31, 2001.

Subsequent to the Series H senior note offering in December 2001, we entered into an interest rate swap agreement that effectively converts the $450 million notional amount from a fixed rate to a floating rate based on 30 day LIBOR plus 450 basis points. The swap became effective on January 15, 2002 and matures January 2007. A change in the LIBOR rate of 100 basis points will result in an additional $4.5 million increase or decrease in interest expense. The swap has been designated as a fair value hedge and changes in the interest rate over the life of the agreement are recorded as an adjustment to interest expense. Changes in the fair value of the swap and the notes are reflected in the balance sheet as offsetting changes and have no income statement effect.

During January of 2002, we purchased, for $3.5 million, a 5-year variable rate interest cap with a notional amount of $450 million and cap of 14%. Changes in interest rates will affect the fair value of the cap. The gains or losses from the changes in the market value of the cap will be recorded in other income or expense in the current period. The fair value of this cap decreased during the quarter and we recorded an expense of $1.1 million at March 22, 2002.

Exchange Rate Sensitivity
-------------------------

In connection with the mortgage debt discussed above, our Canadian subsidiaries entered into currency forward contracts to hedge the currency exposure of converting Canadian dollars to US dollars on a monthly basis to cover debt service payments on the mortgage debt. This swap has been designated as a cash flow hedge of the principal payments, and the forward contracts are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. The fair value of the forward contracts was $3.1 million at March 22, 2002 and $1.5 million at December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

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

In the Delaware case, the Delaware Court of Chancery initially granted the plaintiffs' motion to voluntarily dismiss the case with the proviso that the plaintiffs could refile in the aforementioned action in federal court in Florida. After the District Court's remand of the Florida action back to Florida state court, two of the three original Delaware plaintiffs asked the Court of Chancery to reconsider its order granting their voluntary dismissal. The Court of Chancery refused to allow the plaintiffs to join the Florida action and, instead, reinstated the Delaware case, now styled In Re Marriott Hotel Properties II Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 14961. On January 29, 1999, Cary W. Salter, one of the original plaintiffs, alone filed an Amended Consolidated Class Action Complaint in the Delaware action. On January 24, 2000, the Delaware Court of Chancery issued a memorandum opinion in which the court dismissed all but one of the plaintiff's claims, which remaining claim concerns the adequacy of disclosure during the initial tender offer. On October 22, 2001, we entered into a settlement agreement with respect to the two above-referenced cases. At a fairness hearing held on February 22, 2002, the Florida court gave final approval to the settlement. The Court of Chancery subsequently dismissed the Delaware case. All appeal periods have expired and the settlement has been consummated.

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

Mutual Benefit Chicago Marriott Suite Hotel Partners, L.P. ("O'Hare Suites"). On October 5, 2000, Joseph S. Roth and Robert M. Niedelman, limited partners in O'Hare Suites, filed a putative class action lawsuit, Joseph S. Roth, et al., v. MOHS Corporation, et al., Case No. 00CH14500, in the Circuit Court of Cook County, Illinois, Chancery Division, against Host REIT, Host LP, Marriott International, and MOHS Corporation, a subsidiary of Host LP and a former general partner of O'Hare Suites. The plaintiffs allege that an improper calculation of the hotel manager's incentive management fees resulted in inappropriate payments in 1997 and 1998, and, consequently, in an inadequate appraised value for their limited partner units in connection with the acquisition of O'Hare Suites during the 1998 REIT conversion. The plaintiffs are seeking damages of approximately $13 million. On August 28, 2001, the plaintiffs filed a third amended complaint, which did not include Marriott International as a defendant. We responded by filing a motion to dismiss based on the plaintiffs' lack of standing to bring a derivative action under Rhode Island law. At a hearing held on December 10, 2001, the court denied this motion and we sought leave to file an appeal. Although the court granted leave to appeal on March 15, 2002, the appellate court declined to entertain the appeal. Discovery is proceeding in this action.

Swissotel. On June 22, 2001, Swissotel Management (USA) L.L.C. ("Swissotel") filed a lawsuit against Host REIT, and five of our subsidiaries, regarding the hotel management agreements between Swissotel and BRE/Swiss LLC, dated August 1, 1997 (the "Management Agreements"). The Management Agreements relate to the Swissotel hotels in Atlanta, Boston, Chicago, and New York (the "Hotels").

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

In response to the performance shortfall and accounting notices, Swissotel filed a second lawsuit seeking declarations that it is not in violation of the Management Agreements. In addition, Swissotel has demanded arbitration of those issues which are arbitrable under the Management Agreements. Swissotel argues that its accounting practices were, and are, in accordance with the requirements of the Management Agreements. Swissotel also claims that the performance of the Hotels in fiscal year 2000 exceeded the performance standard described in the Management Agreements. Swissotel maintains that the May 18 and 25 letters have no force and effect, and that no event of default can be declared under the Management Agreements. On July 25, 2001, the defendants filed answers to the complaint and counterclaims against Swissotel and Raffles for breach of contract and tortuous interference, respectively. In addition, we responded to the arbitration demand by denying that any of the issues raised by Swissotel are arbitrable under the Management Agreements. Swissotel filed an amended complaint on August 14, 2001. We subsequently participated in settlement discussions with Swissotel and entered into a confidentiality agreement and a standstill agreement which, unless extended, will expire on May 17, 2002. Absent settlement or an extension of the standstill agreement, our response to Swissotel's amended complaint will be due on June 7, 2002.

Item 6. Exhibits and Reports

            None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HOST MARRIOTT, L.P.


                                          By:  /s/ Host Marriott Corporation
                                               -----------------------------
                                               Its General Partner



May 6, 2002                               By:  /s/ Donald D. Olinger
                                               ---------------------
Date                                           Donald D. Olinger
                                               Senior Vice President and
                                               Corporate Controller
                                               (Chief Accounting Officer)