Form 10-K
period 2002-12-31
HOST MARRIOTT L P
filed 2003-03-31
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2002	Commission File No. 0-25087

HOST MARRIOTT, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2095412
(State of Incorporation)	(I.R.S. Employer Identification Number)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Units of limited partnership interest (292,155,055 units outstanding as of March 28, 2003)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Document Incorporated by Reference

(None)

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the information incorporated by reference herein include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. We identify forward-looking statements in this annual report and the information incorporated by reference herein by using words or phrases such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may be”, “objective”, “plan”, “predict”, “project” and “will be” and similar words or phrases, or the negative thereof.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	national and local economic and business conditions, including the continuing effect of the war in Iraq and potential terrorist activity on travel, that will affect, among other things, demand for products and services at our hotels and other properties, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing and our liquidity;

•	our ability to maintain properties in a first-class manner, including meeting capital expenditure requirements;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with expectations;

•	our degree of leverage which may affect our ability to obtain financing in the future;

•	the reduction in our operating flexibility resulting from restrictive covenants in our debt agreements, including the risk of default that could occur;

•	changes in travel patterns, taxes and government regulations that influence or determine wages, prices, construction procedures and costs;

•	government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	the effects of tax legislative action, including specified provisions of the Work Incentives Improvement Act of 1999 as enacted on December 17, 1999 (we refer to this as the “REIT Modernization Act”);

•	the ability of our sole general partner, Host Marriott Corporation, to continue to satisfy complex rules in order for it to maintain its status as a REIT for federal income tax purposes, our ability to satisfy the rules to maintain our status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	the effect of any rating agency downgrades on the cost and availability of new debt financings;

•	the relatively fixed nature of our property-level operating costs and expenses;

•	our ability to recover fully under our existing insurance for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance on our properties; and

•	other factors discussed below under the heading “Risk Factors” and in other filings with the Securities and Exchange Commission, or SEC.

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

Items 1 & 2.    Business and Properties

Introduction

We are a Delaware limited partnership, operating through an umbrella partnership structure with Host Marriott Corporation, a Maryland corporation, or Host REIT, as the sole general partner. As of March 1, 2003, we owned 122 hotels representing approximately 59,000 rooms located throughout North America. Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry—including Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Swissôtel.

Our primary business objective is to provide superior total returns to our unitholders through a combination of earnings, distributions and appreciation in asset value by focusing on aggressive asset management, disciplined capital allocation and sound financial management.

We were formed in connection with Host REIT’s efforts to convert its hotel ownership business to qualify as a real estate investment trust, or “REIT,” for federal income tax purposes. As part of this conversion, which we refer to as the REIT conversion, on December 29, 1998, Host Marriott Corporation and various of its subsidiaries contributed substantially all of their assets to us and we assumed substantially all of their liabilities. The hotel ownership business formerly conducted by Host Marriott Corporation and its subsidiaries is conducted by and through us and our subsidiaries, and Host Marriott Corporation was merged with and into Host REIT. Host REIT owns approximately 90% of Host Marriott, L.P., as of March 1, 2003.

In this report, we refer to ourselves as “Host Marriott, L.P.,” the “operating partnership,” or “Host LP,” to our sole general partner (excluding its subsidiaries) as “Host REIT” and its predecessor, Host Marriott Corporation, a Delaware corporation, as “HMC.”

The address of our principal executive office is 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland, 20817. Our phone number is 240-744-1000.

We make available free of charge, on or through Host REIT’s Internet website (www.hostmarriott.com), as soon as reasonably practicable after they are electronically filed or furnished to the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

The Lodging Industry

The lodging industry in the United States consists of both private and public entities, which operate in an extremely diversified market under a variety of brand names. Competition in the industry is based primarily on the level of service, quality of accommodations, location and room rates. In order to cater to a wide variety of tastes and needs, the lodging industry is broadly divided into six segments: luxury, upper-upscale, upscale, midscale (with and without food and beverage service) and economy. Most of our hotels operate in urban markets either as luxury properties under such brand names as Ritz-Carlton and Four Seasons or as upper-upscale properties under such brand names as Marriott, Hilton, Hyatt, and Swissôtel. Although the competitive position of each of our hotels varies by market, we believe that they compare favorably to the hotels with which they compete in their respective markets.

A common measure used by the industry to evaluate the operations of a hotel is “room revenue per available room,” or “RevPAR,” which is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues, such as parking, telephone or other guest services generated by the property.

The operating environment for the lodging industry has been, and continues to be, difficult, primarily due to a weak economy. As a result, for the past two years industry RevPAR has declined. According to Smith Travel Research, RevPAR for hotels operating in the upper-upscale segment decreased 3% for the year ended December 31, 2002 over the prior year. This decline is attributable to a decrease in average daily rates of 4% and an increase in occupancy of one percentage point. Our hotels in the luxury and upper-upscale segments decreased 5.1% for that period as a result of an increase in occupancy of less than one percentage point and a decrease in average room rate of 5.9%. We believe that our hotel operations will continue to decline until the economy shows steady improvement and business travel increases. We also believe our hotels will experience a decline in RevPAR in the first and second quarters of 2003 with full year RevPAR comparable to 2002 levels or down modestly.

Supply and demand growth in the lodging industry and the segments in which we operate may be influenced by a number of factors, including growth of the economy, interest rates, unique local considerations and the relatively long lead time required to develop urban, convention and resort hotels. Properties in the upper-upscale segment of the lodging industry benefited from a favorable imbalance between supply and demand during the early 1990’s, driven in part by low construction levels and high gross domestic product, or GDP growth. From 1998 through 2000, supply moderately outpaced demand, which caused slight declines in occupancy rates; however, the impact of the occupancy decline was mitigated by increases in the average daily rate during the period. In 2001 and 2002, demand decreased substantially primarily due to terrorist acts and the economic downturn, which more recently has been exacerbated by the continuing concern over the war in Iraq and the possibility of further terrorist acts. We expect the rate of supply growth to continue to decrease for at least the next two years due to the limited availability of development financing for new construction. Additionally, we believe that demand will remain below historical levels during the first half of 2003, but may begin to grow during the second half of 2003, if the economy strengthens.

Business Strategy

Our primary business objective is to provide superior total returns to our unitholders through a combination of distributions, appreciation in net asset value per unit, and growth in earnings. In order to achieve this objective we seek to:

•	maximize the value of our existing portfolio through aggressive asset management, by working with the managers of our hotels to continue to reduce operating costs and increase revenues and by completing selective capital improvements designed to improve operations and profitability;

•	maintain a capital structure and liquidity profile that is appropriate given the operating characteristics of the assets we own;

•	acquire upper-upscale and luxury full-service hotels if market conditions permit, including hotels operated by leading management companies. In the past we have completed our acquisitions through various structures, including transactions involving portfolios, single assets and through joint ventures; and

•	opportunistically dispose of non-core assets, such as older assets with significant capital needs, assets that are at a competitive risk given potential new supply or assets in slower-growth markets.

We believe we are well-qualified to pursue our asset management and acquisition and disposition strategies. Our management team has extensive experience in acquiring and financing lodging properties and believes that its industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating and acquiring lodging properties and that this competitive advantage carries over to the work we do to improve and maintain the quality of our assets. These efforts include maximizing the value of our existing portfolio by directing our managers to reduce operating costs and to increase revenues at our hotels, monitoring property and brand performance; pursuing expansion and repositioning opportunities, overseeing capital expenditure budgets and forecasts, assessing return on investment capital expenditure opportunities, and analyzing competitive supply conditions in each of our markets.

Our acquisition strategy focuses on hotels operating as upper-upscale and luxury full-service hotels. We continue to believe there will be opportunities to acquire hotels in these segments at attractive multiples of cash flow and at discounts to replacement cost. Our acquisition strategy continues to focus on:

•	properties with unique locations in markets with high barriers for entry for prospective competitors, including hotels located in urban, airport and resort and convention locations;

•	properties operated under premium brand names, such as Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Westin;

•	larger hotels that are consistent with our portfolio objectives and require a significant investment, which narrows the competition for these acquisitions; and

•	underperforming hotels whose operations can be enhanced by conversion to high quality brands and/or by upgrading or adding to the existing facilities.

Our acquisition efforts since 1998 have been limited by the lack of suitable targets that complement our portfolio, increased price competition and capital limitations due to weak equity markets. Consequently, our activity has been primarily focused on acquiring the interests of limited or joint venture partners, consolidating our ownership of assets already included in our portfolio and as described in “Operating Structure,” purchasing the lessee interests, which were created as part of the REIT conversion. We are particularly interested in exploring acquisitions that can be accomplished, at least in part, through the issuance of operating partnership units, thereby resulting in an overall improvement in our credit profile. We expect that the currently difficult refinancing market may ultimately cause some owners to sell properties; however, the timing of these potential sales is uncertain.

In addition to acquiring and maintaining superior assets, a key part of our strategy is to engage the leading hotel management companies such as Marriott, Ritz-Carlton, Hyatt, Four Seasons, Hilton and Starwood to operate our properties. As of March 1, 2003, 102 of our 122 properties were managed by subsidiaries of Marriott International, Inc., as Marriott or Ritz-Carlton brand hotels and an additional seven hotels are part of Marriott International’s full-service hotel system through franchise agreements. Our remaining hotels are represented by other nationally recognized brands such as Four Seasons, Hyatt and Hilton. In general, we believe that these premium brands have consistently outperformed other brands in the industry.

Operating Structure

The REIT Reorganization.    Host REIT manages all aspects of our business through its Board of Directors and our executive officers who are also officers of Host REIT. This includes decisions with respect to sale and purchase of hotels, the investment in these hotels and the financing of our assets. Together with Host REIT, we continue, in an UPREIT structure, the full-service hotel ownership business formerly conducted by HMC and its subsidiaries.

During 1998, HMC reorganized its business and contributed their hotels and certain other assets so that they were owned by us and our subsidiaries. As a result of this reorganization, Host REIT became our sole general partner. For each share of Host REIT common stock, we have issued one unit of operating partnership interest, or OP Unit to Host REIT. When distinguishing between ourselves and Host REIT, the primary difference is the approximate 10% of the partnership interests of Host LP not held by Host REIT as of December 31, 2002.

We and our Subsidiaries.    We are a Delaware limited partnership. All of our assets are owned by us or our subsidiaries, all of which are general or limited partnerships or limited liability companies. The OP Units owned by holders other than Host REIT are redeemable at the option of the holders, generally within one year after the date of issuance of the holder’s OP Units. Upon redemption of an OP Unit, a holder may receive cash from us in an amount equal to the market value of one share of Host REIT common stock. Host REIT has the right, however, to acquire any OP Unit offered for redemption directly from the holder in exchange for one share of Host REIT common stock, instead of a cash redemption by us. Due to certain tax laws restricting REITs from deriving revenues directly from the operations of hotels, as part of the REIT conversion, the hotel properties were leased by us and our subsidiaries to third party lessees. In turn, these third party lessees assumed or entered into agreements with Marriott International and the other operators of our hotels to conduct the day-to-day management of the hotels. At the time of the REIT conversion, substantially all of our hotels were leased to Crestline Capital Corporation and its subsidiaries, or Crestline. As a result of tax law changes applying to REITs, substantially all of our hotels are currently leased to a wholly-owned taxable REIT subsidiary of ours, which is discussed below.

The REIT Modernization Act, which was enacted in December 1999, amended the Federal tax laws to permit REITs, effective January 1, 2001, to lease hotels to a corporation that qualifies as a taxable REIT subsidiary and to own all the voting stock of such a subsidiary. Unlike other subsidiaries of a REIT, the earnings of a taxable REIT subsidiary are subject to normal corporate level federal and state income taxes.

On January 1, 2001, one of our wholly owned taxable REIT subsidiaries, HMT Lessee LLC, acquired from Crestline the equity interests in the lessees of 112 of our hotels and the leasehold interests in four of our other hotels for $208 million in cash. In connection with that transaction, during the fourth quarter of 2000, we recorded a $207 million non-recurring, pre-tax loss related to the termination of the leases for financial reporting purposes. In addition, we recorded an $82 million tax benefit which is reflected as a deferred tax asset because, for income tax purposes, the transaction was recorded as an acquisition of leasehold interests that will be amortized over the remaining term of the leases.

During June 2001, HMT Lessee LLC acquired our remaining four leases held by third parties. In the first of these transactions, we acquired the lease for the San Diego Marriott Hotel and Marina by purchasing the lessee equity interest from Crestline for $4.5 million. We acquired the leases for the remaining three hotels which we did not already own, the San Diego Marriott Mission Valley, the Minneapolis Marriott Southwest, and the Albany Marriott in connection with the acquisition from Wyndham International, Inc. of their minority limited partnership interests in five partnerships holding seven of our Marriott branded hotels.

The acquisition of the leases through our taxable REIT subsidiary positioned us to better control our portfolio of hotels. Further, because we consolidate the taxable REIT subsidiary, our results of operations reflect the revenues and expenses generated by our hotels as well as taxes paid by the taxable REIT subsidiary.

All but one of our hotels are operated by third party hotel operators pursuant to long term hotel management agreements. Our arrangements with our hotel managers are discussed elsewhere in this “Business and Properties” section.

Lodging Property Portfolio

Overview.    Our lodging portfolio, as of March 1, 2003, consisted of 122 upper-upscale and luxury full-service hotels containing approximately 59,000 rooms.

The following chart details our portfolio by brand as of March 1, 2003:

Brand	Number of Hotels	Rooms
Marriott	99	49,542
Ritz-Carlton	10	3,831
Hyatt	4	2,217
Swissôtel	4	1,993
Four Seasons	2	608
Other brands	3	686

	122	58,877

Our portfolio is geographically diversified with hotels in most of the major metropolitan areas in 28 states, Washington, D.C., Toronto and Calgary, Canada and Mexico City, Mexico. Our locations include central business districts of major cities, near airports and resort/convention locations where large-scale development opportunities are limited. These hotels, because of their locations, typically benefit from significant barriers to entry by competitors. Historically, our properties in urban, resort and convention locations have had higher RevPAR results than similar properties in suburban locations. These properties contributed 69% of our EBITDA during 2002. Our hotels have an average of approximately 483 rooms per hotel. Thirteen of our hotels have more than 750 rooms. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops and parking facilities, which enable them to serve business, leisure and group travelers. The average age of our properties is eighteen years, although many of the properties have had substantial renovations or major additions.

To maintain the overall quality of our lodging properties we assess annually the need for refurbishments and capital improvements. Typically, refurbishments occur at intervals of approximately seven years, based on an annual review of the condition of each property. The management agreements for the majority of our properties require us to escrow 5% of hotel sales and, on average, we spend approximately $200 to $250 million annually on these refurbishments and capital improvements. These expenditures do not include investments such as the construction of the spa at The Ritz-Carlton, Naples in 2001 or the 500-room tower added at the Orlando World Center Marriott in 2000. We will occasionally spend less than these amounts. For example, in 2002, we reduced our capital expenditures based on our assessment of the operating environment and to preserve capital. During this period, our capital expenditures have been focused on property maintenance and improvements designed to maintain appropriate levels of quality. As a result of the commitment we have historically made to maintaining our assets, we believe that the reductions in capital expenditures during the last two years have not adversely affected the long-term value of our portfolio. For 2003, we anticipate spending approximately $240 million on refurbishments and capital improvements, though these expenditures will depend on our results of operations. As the industry recovers, we plan to continue our strategy of pursuing capital expenditure projects designed to enhance the value of our hotels.

Acquisitions.    During 2002, we acquired 80% of the outstanding minority interests in the partnership that owns the San Diego Marriott Hotel and Marina (which increased our ownership in that partnership to 90%). We acquired these additional interests in exchange for 1.1 million shares of Host REIT common stock and 6.9 million OP Units. In addition, we completed the acquisition of the 1,139-room Boston Marriott Copley Place on June 14, 2002 for $214 million, which included the assumption of $97 million in mortgage debt. During 2001, we acquired the outstanding minority interests in seven of our Marriott-branded hotels from Wyndham International for $60 million.

We have not acquired hotels outside of the United States in recent years due to the difficulty in identifying opportunities which meet our return criteria. However, we intend to continue to evaluate acquisition opportunities in international locations, and will pursue these only when we believe they will offer satisfactory returns after adjustments for currency and country-related risks.

Dispositions.    We continue to evaluate the sale of hotels or other assets that do not fit our long-term strategy or otherwise fail to meet our ongoing investment criteria, such as hotels located in slower growth markets, hotels that require significant future capital improvements or hotels that are at a competitive risk given potential new supply. We may reinvest the net proceeds from property sales into hotels that are more consistent with our portfolio, or in a manner consistent with our investment strategy. Among the alternatives we may consider in this regard are the repayment of debt and open market purchases of Host REIT’s common stock, OP Units or Host REIT’s convertible redeemable preferred securities. In addition, under the terms of our credit facility and our senior notes indenture, to the extent not otherwise invested in a manner consistent with the terms of these agreements, we are required to use the net proceeds from asset dispositions (during a twelve month period) once the net proceeds are in excess of 1% of our total assets to permanently repay amounts outstanding, if any, under our credit facility, and thereafter, to tender for our senior notes at par. The following table summarizes our dispositions from January 1, 2001 through March 1, 2003 (in millions, except number of rooms):

Property	Year of Disposition	Location	Rooms	Total Consideration	Pre-tax Gain (Loss) on Disposal
Ontario Airport Marriott	2003	Ontario, CA	299	$26	$—
St. Louis Marriott Pavilion(1)	2002	St. Louis, MO	672	—	22
Vail Marriott Mountain Resort	2001	Vail, CO	349	50	15
Pittsburgh City Center Marriott	2001	Pittsburgh, PA	402	15	(3)

(1)	St. Louis Marriott Pavilion hotel is included in discontinued operations in the accompanying consolidated financial statements.

Development Projects.      During 2002 and 2001, we completed the development of the 295-room Ritz-Carlton, Naples Golf Resort and completed the addition of two spas to existing properties.

In January 2002, we opened The Ritz-Carlton, Naples Golf Resort, which is located approximately three miles from our existing Ritz-Carlton, Naples beachfront hotel. The Naples Golf Resort had a development cost of approximately $75 million and includes 15,000 square-feet of meeting space, four food and beverage outlets, and full access to the Tiburon Golf Club, a 36-hole Greg Norman designed golf complex, which borders the hotel. We own 49% of the partnership which owns Tiburon Golf Club, and invested an additional $3 million in 2002 to complete an additional nine holes for the 36-hole golf course. The newly created golf resort and a 50,000 square-foot beachfront spa facility, which opened in April 2001 at a cost of approximately $25 million, operate in concert with the 463-room Ritz-Carlton, Naples beachfront hotel. Further, given the close proximity of the properties, we expect to benefit from cost efficiencies and the ability to capture larger groups than could be accommodated at either of the individual hotels. In June 2001, we completed the 20,000 square foot oceanfront spa at the Marriott Harbor Beach Resort in Fort Lauderdale, Florida at a cost of $8 million. We believe that the spa should increase revenues of this property, which includes 30,000 square feet of meeting space, through increased appeal to business and leisure travelers.

Portfolio Performance.    Set forth below is information about the performance of our hotel properties, including for our comparable hotels (as defined below). This information includes unaudited hotel operating profit and operating profit margin for our comparable properties. Comparable hotel operating profit is a non-GAAP financial measure within the meaning of applicable SEC rules. We believe that the comparable hotel-level results help us and our investors evaluate the recurring operating performance of our properties in similar environments, including in comparisons with other REITs and hotel owners. While these measures are based on accounting principles generally accepted in the United States of America, costs such as depreciation, corporate expenses and other non-recurring revenues and expenses have been incurred and are not reflected in this presentation. As a result, the comparable hotel-level results do not represent total revenues or operating profit.

Further, results of operations for our hotels that are both managed and operated under the Marriott brand name report results on a 52 or 53-week fiscal year, which ends on the Friday closest to December 31. In 2002, these hotels reported 53 weeks of operations compared to 52 weeks for 2001. Our consolidated financial statements have been adjusted to reflect the results of operations for these properties on a calendar year basis. However, in reporting our hotel operating statistics (average room rates, occupancy, RevPAR and the Schedule of Comparable Hotel-Level Results), the results of the Marriott managed and branded hotels reflect 53 weeks in 2002 compared to 52 weeks in 2001.

We define our comparable hotels as properties that are owned or leased, directly or indirectly, by us and for which we reported operating results throughout 2002 and 2001. We exclude from our operating results hotels that have been acquired or sold during those periods, or that have had substantial property damage or that have undergone large scale capital projects. We also exclude rental income from non-hotel properties and the results of our leased limited service hotels.

Schedule of Comparable Hotel-Level Results(1)

(unaudited, in millions, except hotel statistics)

	2002	2001
Number of hotels	118	118
Number of rooms	56,327	56,327
Percent change in Comparable RevPAR	(5.1)%
Comparable hotel operating profit margin	24.2%	26.0%
Percent change in comparable operating profit	(9.6)%

Sales
Room	$2,082	$2,160
Food and beverage	1,118	1,114
Other	248	282

Hotel sales	3,448	3,556

Expenses
Room	512	520
Food and beverage	819	821
Other	144	147
Management fees, ground rent and other costs	1,138	1,144

Hotel expenses	2,613	2,632

Comparable Hotel Operating Profit	835	924
Business interruption insurance proceeds, net(2)	17	—
Non-comparable hotel results, net	31	30
Office building and limited service properties, net	4	9
Depreciation expense	(372)	(374)
Corporate and other expenses	(49)	(51)
Lease repurchase expense	—	(5)

Operating Profit	$466	$533

(1)	We consider 118 of our hotels to be comparable properties for the periods presented. The five non-comparable properties that we currently own for the periods presented are the New York Financial Center Marriott (substantially damaged in the September 11, 2001 terrorist attacks), the Boston Marriott Copley Place (acquired in June 2002), The Ritz-Carlton, Naples Golf Resort (opened January 2002), JW Marriott Mexico City and the Mexico City Airport Marriott (we did not consolidate these two properties until we acquired Rockledge Hotel Properties, Inc. in April 2001).
(2)	Represents the $17 million of business interruption insurance proceeds, net of certain operating expenses, we have recognized for the Marriott World Trade Center, which was destroyed September 11, 2001 and the New York Marriott Financial Center which was also damaged in the terrorist attack.

The chart below sets forth performance information for our comparable properties as of December 31, 2002:

	2002	2001
Comparable Hotels
Number of properties	118	118
Number of rooms	56,327	56,327
Average daily rate	$142.17	$151.16
Occupancy percentage	70.4%	69.8%
RevPAR	$100.12	$105.45
RevPAR % change	(5.1)%

The chart below presents performance information for our entire portfolio of hotels as of December 31, 2002:

	2002	2001	2000
All Properties

Number of properties	123	122	122
Number of rooms	59,176	58,385	58,370
Average daily rate	$143.19	$151.68	$158.24
Occupancy percentage	70.4%	69.9%	77.6%
RevPAR	$100.74	$105.96	$122.72
RevPAR % change	(4.9)%	(13.7)%

The following tables set forth performance information by geographic region for 2002 and 2001 for our comparable properties as well as the total portfolio:

	As of December 31, 2002		Year Ended December 31, 2002			Year Ended December 31, 2001			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR
Comparable Properties by Region
Atlanta	15	6,563	$138.70	66.4%	$92.03	$150.80	65.0%	$98.02	(6.1)%
DC Metro	13	4,998	139.70	69.9	97.59	150.67	67.9	102.26	(4.6)
Florida	13	7,582	150.26	70.1	105.38	158.34	69.4	109.88	(4.1)
International	4	1,641	97.57	70.9	69.15	102.04	71.8	73.28	(5.6)
Mid-Atlantic	9	6,222	186.41	76.7	143.05	189.43	77.5	146.77	(2.5)
Mountain	8	3,313	107.89	64.1	69.19	110.02	66.2	72.79	(5.0)
New England	6	2,277	129.97	69.3	90.02	144.62	66.2	95.78	(6.0)
North Central	15	5,395	120.89	67.8	82.00	131.20	66.9	87.80	(6.6)
Pacific	23	11,822	149.43	69.3	103.63	163.96	68.9	112.98	(8.3)
South Central	12	6,514	128.62	76.8	98.79	132.32	75.5	99.91	(1.1)

All regions	118	56,327	142.17	70.4	100.12	151.16	69.8	105.45	(5.1)

	As of December 31, 2002		Year Ended December 31, 2002			Year Ended December 31, 2001 (1)			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR
All Properties by Region
Atlanta	15	6,563	$138.70	66.4%	$92.03	$150.80	65.0%	$98.02	(6.1)%
DC Metro	13	4,998	139.70	69.9	97.59	150.67	67.9	102.26	(4.6)
Florida	14	7,877	152.53	69.3	105.76	158.34	69.4	109.88	(3.8)
International	6	2,552	110.03	71.0	78.09	113.34	70.7	80.18	(2.6)
Mid-Atlantic	10	6,726	186.47	76.5	142.70	189.76	77.5	147.06	(3.0)
Mountain	8	3,313	107.87	64.1	69.17	113.03	65.8	74.35	(7.0)
New England	7	3,416	142.27	70.0	99.65	144.62	66.2	95.78	4.0
North Central	15	5,395	120.89	67.8	82.00	131.20	66.9	87.80	(6.6)
Pacific	23	11,822	149.43	69.3	103.63	163.96	68.9	112.98	(8.3)
South Central	12	6,514	128.47	76.5	98.32	130.81	74.9	97.97	0.4

All regions	123	59,176	143.19	70.4	100.74	151.68	69.9	105.96	(4.9)

(1)	For 2001, the results of operations represent 125 hotels with 59,954 rooms.

We believe that the location and high quality of our hotels, combined with internationally recognized premium brands, has allowed us to maintain RevPAR and average daily rate premiums relative to our competition. While competition is specific to individual markets, and may include hotels from multiple segments of the lodging industry, generally we define our competition as hotels operated under brands in the upper-upscale and luxury full-service segments. These hotels include the Ritz-Carlton, Marriott, Four Seasons, Fairmont, Doubletree, Inter-Continental, Hyatt, Hilton, Renaissance, Embassy Suites, Sheraton, Swissôtel, W Hotel, Westin and Wyndham brand properties. Based on data provided by Smith Travel Research, occupancy at our comparable properties was approximately 5 percentage points higher for both 2002 and 2001. Average daily rate was also higher by approximately 6% and 8%, respectively, for the same periods resulting in our comparable RevPAR premium of approximately 14% and 16% for the years 2002 and 2001, respectively, as compared with similar hotels in the upper-upscale segment.

The economic trends affecting the travel and hotel industries and the overall economy will be a major factor in determining the rate of growth in our hotel revenues. In the current environment, our managers have actively adjusted the mix of business at our properties, increasing the percentage of room nights from group and discounted business travelers in reaction to the decline in premium business travelers. The current booking cycle for reservations remains much shorter than historical cycles, and therefore, predictions for the volume and mix of business in 2003 are difficult to forecast. For the year ended December 31, 2002, as a percentage of total rooms sold, transient business comprised approximately 55%, a decrease of 3% since 2000. Demand in the corporate and premium business traveler segments, which represent the segments with the highest average room rate, declined 40% in that same period. This decline in demand was partially offset by additional group and contract business, which comprised approximately 45% of total rooms sold in 2002. Additionally, the ability of our managers to curb operating costs while continuing to maintain service and maintenance levels at our hotels will have a material impact on our future operating profit growth.

Foreign Operations.    We currently own four Canadian and two Mexican properties containing a total of 2,552 rooms. During 2002 and 2001, 97% of our total revenues were attributed to sales within the United States and the remaining 3% of our total revenues were attributed to these properties. During 2000, 98% of our total revenues were attributed to sales within the United States and the remaining 2% was attributed to our foreign properties.

Competition.    Competition is often specific to individual markets and includes hotels operated under brands in the upper-upscale and luxury full-service segments. In addition, many management contracts do not have restrictions on the ability of management companies to convert, franchise or develop other hotel properties in our markets. As a result, we often compete with our managers such as Marriott International, which may own or invest in hotels that compete with our hotels.

We believe, however, that our properties will enjoy competitive advantages associated with their operations under the Marriott, Ritz-Carlton, Four Seasons, Hilton and Hyatt hotel brand systems. The national marketing programs and reservation systems of these brands combined with the strong management systems and expertise they provide should enable our properties to continue to perform favorably in terms of both occupancy and room rates. Each of our managers maintains national reservation systems with reservation agents that have the current status of the rooms available and rates from the properties. Host REIT’s website permits users to connect to the Marriott, Ritz-Carlton, Four Seasons, Hilton and Hyatt reservation systems to reserve rooms at our hotels. In addition, repeat guest business is enhanced by guest rewards programs offered by Marriott, Hilton and Hyatt.

Seasonality.    Our hotel sales have traditionally experienced moderate seasonality, which varies based on the individual hotel property and the region. Additionally, hotel revenues in the fourth quarter reflect sixteen weeks of results compared to twelve weeks for each of the first three quarters of the fiscal year. During 2000, the hotel sales were not recorded in our revenues, as most of our hotels were leased to third parties; however, hotel sales were used to calculate rental income. Hotel sales by quarter for the years 2000 through 2002 for our lodging properties are as follows:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2000	21%	25%	22%	32%
2001	23	26	23	28	(1)
2002	21	25	21	33

Average	22	25	22	31

(1)	The fourth quarter results for 2001 were significantly affected by the terrorist attacks on September 11, 2001.

Hotel Properties.    The following table sets forth the location and number of rooms of our 122 hotels as of March 1, 2003. Each hotel is operated as a Marriott brand hotel unless otherwise indicated by its name.

Location	Rooms
Arizona
Mountain Shadows Resort	337
Scottsdale Suites	251
The Ritz-Carlton, Phoenix	281
California
Coronado Island Resort(1)	300
Costa Mesa Suites	253
Desert Springs Resort and Spa	884
Fullerton(1)	224
Hyatt Regency, Burlingame	793
Manhattan Beach(1)	385
Marina Beach(1)	370
Newport Beach	586
Newport Beach Suites	254
Sacramento Host Airport	89
San Diego Hotel and Marina(1)(2)	1,356
San Diego Mission Valley(2)	350
San Francisco Airport	684
San Francisco Fisherman’s Wharf	285
San Francisco Moscone Center(1)	1,498
San Ramon(1)	368
Santa Clara(1)	755
The Ritz-Carlton, Marina del Rey(1)	304
The Ritz-Carlton, San Francisco	336
Torrance	487
Colorado
Denver Southeast(1)	590
Denver Tech Center	628
Denver West(1)	305
Connecticut
Hartford/Farmington	381
Hartford/Rocky Hill(1)	251
Florida
Fort Lauderdale Marina	579
Harbor Beach Resort(1)(2)	637
Jacksonville(1)	256
Miami Airport(1)	772
Miami Biscayne Bay(1)	601
Orlando World Center Resort	2,000
Palm Beach Gardens	279
Singer Island Hilton	223
Tampa Airport(1)	296
Tampa Waterside	717
Tampa Westshore(1)	310
The Ritz-Carlton, Amelia Island	449
The Ritz-Carlton, Naples	463
The Ritz-Carlton, Naples Golf Resort	295
Georgia
Atlanta Marquis	1,675
Atlanta Midtown Suites(1)	254
Atlanta Norcross	222
Atlanta Northwest	401
Atlanta Perimeter(1)	400
Four Seasons, Atlanta	244
Grand Hyatt, Atlanta	438
JW Marriott Hotel at Lenox(1)	371

Location	Rooms
Georgia (continued)
Swissôtel, Atlanta	365
The Ritz-Carlton, Atlanta	444
The Ritz-Carlton, Buckhead	553
Illinois
Chicago/Deerfield Suites	248
Chicago/Downers Grove Suites	254
Chicago/Downtown Courtyard	337
Chicago O’Hare	681
Chicago O’Hare Suites(1)	256
Swissôtel, Chicago	632
Indiana
South Bend(1)	298
Louisiana
New Orleans	1,290
Maryland
Bethesda(1)	407
Gaithersburg/Washingtonian Center	284
Massachusetts
Boston/Newton	430
Boston Marriott Copley Place	1,139
Hyatt Regency, Cambridge	469
Swissôtel, Boston	501
Michigan
The Ritz-Carlton, Dearborn	308
Detroit Livonia	224
Detroit Romulus	246
Detroit Southfield	226
Minnesota
Minneapolis City Center	583
Minneapolis Southwest(2)	321
Missouri
Kansas City Airport(1)	382
New Hampshire
Nashua	245
New Jersey
Hanover	353
Newark Airport(1)	591
Park Ridge(1)	289
New Mexico
Albuquerque(1)	411
New York
Albany(2)	359
New York Financial Center	504
New York Marquis(1)	1,944
Swissôtel, The Drake	495
North Carolina
Charlotte Executive Park	297
Greensboro/Highpoint(1)	299
Raleigh Crabtree Valley	375
Research Triangle Park	225
Ohio
Dayton	399
Oklahoma
Oklahoma City	354
Oklahoma City Waterford	197

Location	Rooms
Oregon
Portland	503
Pennsylvania
Four Seasons, Philadelphia	364
Philadelphia Convention Center (2)	1,408
Philadelphia Airport(1)	419
Tennessee
Memphis	404
Texas
Dallas/Fort Worth Airport	491
Dallas Quorum(1)	548
Houston Airport(1)	565
Houston Medical Center(1)	386
JW Marriott Houston	514
Plaza San Antonio(1)	252
San Antonio Rivercenter(1)	1,001
San Antonio Riverwalk(1)	512
Utah
Salt Lake City(1)	510
Virginia
Dulles Airport(1)	368
Fairview Park	395

Location	Rooms
Virginia (continued)
Hyatt Regency, Reston	517
Key Bridge(1)	586
Norfolk Waterside(1)	405
Pentagon City Residence Inn	299
The Ritz-Carlton, Tysons Corner(1)	398
Washington Dulles Suites	253
Westfields	335
Williamsburg	295
Washington
Seattle SeaTac Airport	459
Washington, DC
Washington Metro Center	456
Canada
Calgary	384
Toronto Airport(2)	424
Toronto Eaton Center(1)	459
Toronto Delta Meadowvale	374
Mexico
JW Marriott, Mexico City (2)	312
Mexico City Airport (2)	599

TOTAL	58,877

(1) The land on which this hotel is built is leased under one or more long-term lease agreements.

(2) This property is not wholly owned by the operating partnership.

Other Real Estate Investments

In addition to our 122 full-service hotels, we maintain investments in joint ventures or partnerships that in the aggregate own three full-service hotels, 120 limited service hotels and other investments, the operations of which we do not consolidate. During 2002, our equity in earnings of affiliates from these investments was less than 1% of our total revenues. Typically, we manage our investments and conduct business through a combination of general and limited partnership and limited liability company interests. As of December 31, 2002, the combined balance sheets of these investments included approximately $1.3 billion in assets and $1.0 billion in debt, principally first mortgages on hotel properties. All of the debt of these entities is non-recourse to us and our subsidiaries. We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions.

For a more detailed discussion of our other real estate investments, including a summary of the outstanding debt balances of our affiliates, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Investments in Affiliates” and Note 4 to the Consolidated Financial Statements—“Investments in Affiliates.”

Environmental and Regulatory Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective or other expenditures. In connection with our current or prior ownership or operation of hotels, we may be potentially liable for various environmental costs or liabilities. Although we are currently not aware of any material environmental claims pending or threatened against us, we can offer no assurance that a material environmental claim will not be asserted against us in the future.

Material Agreements

Our hotels are managed and operated by third parties pursuant to management agreements with our lessee subsidiaries. The initial term of our management agreements is generally 15 to 20 years with multiple renewal terms. Our management agreements with our operators typically have terms described below.

•	General. Under each management agreement, the manager provides complete management services to the applicable lessee.

•	Operational services. The managers have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing of the hotels. The manager receives compensation in the form of a base management fee and an incentive management fee, typically calculated as percentages of gross revenues and operating profits, respectively. Typically, the incentive management fee is paid only after the owner has received a priority return.

•	Executive supervision and management services. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections, provide other administrative and accounting support services to the hotel, such as planning and policy services, financial planning, divisional financial services, risk planning services, product planning and development, employee planning, corporate executive management, legislative and governmental representation and certain in-house legal services and protect trademarks, trade-names and service marks. The manager also provides a national reservations system.

•	Chain services. The management agreements require the manager to furnish chain services that are usually furnished on a central basis. Such services include: (1) the development and operation of computer systems and reservation services, (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation costs of regional personnel and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group level. Costs and expenses incurred by the manager in providing such services are allocated among all hotels managed by the manager or its affiliates.

•	Working capital and fixed asset supplies. Our management agreements typically require us to maintain working capital for each hotel and to fund the cost of fixed asset supplies such as linen and other similar items. We are also responsible for providing funds to meet the cash needs for the hotel operations of the hotels if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels.

•

Furniture, Fixtures and Equipment replacements.    The management agreements generally provide that once each year the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs to be performed in the next year and an estimate of the funds that are necessary therefore, subject to our review or approval. Under the agreement, we are required to provide to the manager all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of the hotel is deposited by the manager in an escrow account (typically 5%). However, for 80 of our hotels, we have entered into an agreement with Marriott International to allow us to fund such expenditures directly as incurred from one account which we control subject to maintaining a minimum balance of the greater of $29 million, or 30% of total annual contributions, rather than escrowing funds at accounts at each hotel.

•	Building alterations, improvements and renewals. The management agreements require the manager to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition.

•	Sale of the hotel. Most of the management agreements limit our ability to sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager, and unless the transferee assumes the related management agreements and meets specified other conditions.

•	Service marks. During the term of the management agreements, the service mark, symbols and logos currently used by the manager may be used in the operation of the hotel. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

•	Termination fee. Most of the management agreements provide that if the management agreement is terminated prior to its full term due to casualty, condemnation or the sale of the hotel, the manager may be eligible to receive a termination fee, except in the case of its failing to meet certain financial performance criteria.

Employees

On March 1, 2003, we had 189 employees, including approximately 13 employees at the Sacramento Host Airport hotel, who are covered by a collective bargaining agreement that is subject to review and renewal on a regular basis. We believe that we and our managers generally have good relations with labor unions at our hotels. We and our managers have not experienced any material business interruptions as a result of labor disputes.

RISK FACTORS

Prospective investors should carefully consider, among other factors, the material risks described below.

Financial Risks

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.    As with REITs, but unlike corporations generally, our ability to reduce our debt and finance our growth largely must be funded by external sources of capital because Host Marriott generally is required to distribute to its shareholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income Host Marriott recognizes for tax purposes but with regard to which Host Marriott does not receive corresponding cash. Our ability to access the external capital we require could be hampered by a number of factors many of which are outside of our control, including, without limitation, declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of Host Marriott common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of distributions. The occurrence of any of these above-mentioned factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us or at all and the failure to obtain necessary external capital could materially adversely affect our future growth.

We have substantial leverage.    We have a significant amount of indebtedness, which could have important consequences. It currently requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions to our unitholders and other general purposes. Additionally, it could:

•	limit our ability to undertake refinancings of our debt or obtain financing for expenditures, acquisitions, development or other expenditures on terms and conditions acceptable to us; or

•	affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

If our cash flow and working capital were not sufficient to fund our expenditures or service our indebtedness, we would have to raise additional funds through:

•	the sale of our OP Units, which would normally be funded by the sale of Host REIT stock;

•	the incurrence of additional permitted indebtedness; or

•	the sale of our assets.

We cannot assure you that any of these sources of funds would be available to us or, if available, would be on terms that we would find acceptable or in amounts sufficient for us to meet our obligations or fulfill our business objectives.

Our future cash distributions to our partners and to Host REIT for its dividends on preferred and common stock may be limited by the terms of our indebtedness and, in addition, our ability to make distributions on our common OP Units may be further limited by the terms of our preferred OP Units.    In order for Host REIT to maintain its status as a REIT, it is currently required to distribute to its stockholders at least 90% of its taxable income. Our UPREIT structure requires us to make distributions to our OP unitholders, including Host REIT, whenever Host REIT makes a distribution that satisfies the distribution requirements under the REIT laws. Under the terms of our credit facility and our senior notes indenture, distributions from us to Host REIT, which it depends upon in order to obtain the cash necessary to pay dividends to its common and preferred stockholders, are permitted only to the extent that, at the time of the distributions, we can satisfy certain financial covenant tests and meet other requirements. For example, to make distributions to Host REIT, we must in general have a consolidated coverage ratio (measuring the pro forma ratio of our consolidated EBITDA to our consolidated cash interest expense) of 2.0 to 1.0 or greater. In addition, the aggregate amount of all of our debt, not including our convertible debt obligation to Host REIT, must be less than or equal to 65% of our total assets plus accumulated depreciation. If we fail to meet these requirements, we will only be able to make cash distributions to Host REIT, subject to compliance with certain other requirements, in the amounts required to maintain its qualification as a REIT. As of the beginning of the third quarter of 2002, we have had a consolidated coverage ratio of less than 2.0 to 1.0. Therefore, we will be able to make distributions to Host REIT and our other OP unitholders only to the extent that we have taxable income and are required to make distributions to enable Host REIT to maintain its status as a REIT. Accordingly, we expect to continue to be prohibited from making distributions on our common OP Units beyond the level necessary to maintain Host REIT’s status as a REIT until our coverage ratio is at or above the 2.0 to 1.0 coverage ratio.

Under the terms of each of our class A, class B and class C cumulative redeemable preferred OP Units, we are not permitted to make distributions on our common OP Units unless cumulative distributions have been paid (or funds for payment have been set aside for payment) on each such class of preferred OP Units. Therefore, our ability to make distributions on our common OP Units is subject to our having previously paid all cumulative distributions accrued on our outstanding classes of preferred OP Units. Since the issuance of each of our classes of preferred OP Units, all distributions on our preferred OP Units have been paid when due and there are no distributions accrued for prior quarters through 2002. Our ability to pay distributions on our preferred and common OP Units is limited by our convertible debt obligation to Host REIT.

As of December 31, 2002 we remained under the 2.0 to 1.0 EBITDA-to-cash interest coverage ratio under the senior notes indenture. As a result, distributions on both common and preferred OP Units were restricted to the minimum amount of distributions required to maintain Host Marriott’s REIT status. Required distributions to Host REIT for 2002 were satisfied in part by payment of distributions on the preferred OP Units in 2002. We believe that the remaining 2002 distribution requirement to enable Host REIT to satisfy its remaining 2002 distribution requirement should largely be satisfied by the payment of distributions expected to be declared on preferred OP Units in the first, second and third quarters of 2003. We may, however, also need to make a nominal distribution to common OP unitholders in 2003 to satisfy any remaining 2002 distribution requirement to enable Host REIT to satisfy its remaining 2002 distribution requirement. The payment of any additional distributions on either common or preferred OP Units will depend on 2003 operating performance and its impact on Host REIT’s taxable income and whether our EBITDA-to-cash interest ratio is below 2.0 to 1.0 coverage for fiscal year 2003. We cannot provide assurance that we will experience improvement in our operations sufficient to reinstate a distribution on our common OP Units or that we will continue to pay distributions on our preferred OP Units.

Rating Agency downgrades may increase our cost of capital.    Certain of our debt, including our senior notes, are rated by independent rating agencies, such as Moody’s and Standard & Poor’s. These rating agencies may elect to downgrade their ratings on our debt at any time. As a result of continuing weak economic conditions, the lodging industry experienced a significant decline in business in 2002. Revenues at our hotels decreased during 2002 compared to 2001, and we currently expect that revenues will continue to decrease for at least the first half of 2003, when compared to revenues for the same period in 2002. As a result of the deterioration in our operations, one of the rating agencies downgraded their rating on our senior debt on February 13, 2003. The other rating agency affirmed our rating, but if our operating results continue to decline, they will be more likely to downgrade their rating on our debt. These downgrades negatively affect our access to the capital markets.

The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.    There are no restrictions in our organizational documents that limit the amount of indebtedness that we may incur. The documents governing the terms of our senior notes and credit facility contain covenants that place restrictions on us and our subsidiaries. The terms of our debt put limitation on the following activities:

•	acquisitions, mergers and consolidations;

•	the incurrence of additional debt;

•	the creation of liens;

•	proceeds from the sale of assets;

•	capital expenditures;

•	repurchase of limited partner interests;

•	the payment of distributions; and

•	transactions with affiliates.

In addition, certain covenants in our credit facility and the senior notes indenture require us and our subsidiaries, as a condition to engaging in certain activities, to meet financial performance tests. These restrictive covenants, together with other restrictive covenants in the documents governing our other debt (including our mortgage debt), reduce our flexibility in conducting our operations and limit our ability to engage in activities that may be in our long-term interest. In addition, certain covenants in our credit facility and the senior notes indenture require us to meet financial performance tests at all times without regard to the activities in which we engage. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt or a significant increase in the interest rates on our debt, either of which could adversely affect our ability to maintain adequate liquidity.

We are currently in compliance with the terms and restrictive covenants of our credit facility, but if operations do not improve, we may fail to comply with certain of the terms of our credit facility. While we expect to modify the terms of our credit facility to provide for less stringent financial covenants, there can be no assurance that we will be successful in making such modification on terms that are acceptable to us. If we are unable to modify the terms of the credit facility to provide for less stringent financial covenants or to obtain alternative sources of capital on terms acceptable to us, our liquidity will be adversely affected.

Our mortgage debt contains provisions that may reduce our liquidity.    Certain of our mortgage debt requires that, to the extent cash flow from the hotels which secure such debt drops below stated levels, we escrow cash flow after the payment of debt service until operations improve above the stated levels. In some cases, the escrowed amount may be applied to the outstanding balance of the mortgage debt. Such provisions were triggered under two of our mortgage facilities which are secured by twelve of our properties. As a result, approximately $17 million of cash has been escrowed as of December 31, 2002. There can be no assurance that these properties will achieve the minimum cash flow levels required to trigger a release of the escrowed funds. The amounts required to be escrowed may be material and may negatively affect our liquidity by limiting our access to cash flow after debt service from these mortgaged properties.

Certain financial covenants under the documents governing our indebtedness limit our ability to engage in activities that may be in our long-term best interest.    Under the terms of our credit facility and the senior notes indenture, we and our subsidiaries are generally prohibited from incurring additional indebtedness unless, at the time of such incurrence, we would satisfy the requirements set forth therein, including the consolidated coverage ratio as discussed above. As a result of the effects on our business of the continuing weak economic environment, our consolidated coverage ratio calculated beginning in the third quarter of 2002 continues to be less than 2.0 to 1.0. Because our consolidated coverage ratio is below this level, the terms of our indebtedness prohibits us from incurring indebtedness other than the incurrence of amounts specifically permitted to be incurred, such as borrowings under our credit facility and the incurrence of debt in connection with refinancings. Our failure to maintain a consolidated coverage ratio that is equal to or greater than 2.0 to 1.0 also limits our ability to reinstate the payment of distributions on our common OP Units as described in “Risk Factors—Financial Risks—Our future cash distributions to our partners and to Host REIT for its dividends on preferred and common stock may be limited by the terms of our indebtedness and, in addition, our ability to make distributions on our common OP Units may be further limited by the terms of our preferred OP Units.” The restriction imposed by this covenant may limit our ability to engage in activities that may be in our long-term interest.

Risks of Operation

Our revenues and the value of our properties are subject to conditions affecting the lodging industry. The lodging industry has experienced a difficult period, and operations have generally been declining for the past two years. The decline has resulted in a decline in RevPAR and declining profit margins. The decline is due to a number of factors including a weak economy and apprehension over further terrorist activity in the United States and the war in Iraq, all of which have changed the travel patterns of both business and leisure travelers. It is not clear whether these changes are permanent or whether they will continue to evolve creating new opportunities or difficulties for the industry. Based on the uncertain state of the economy, we have forecasted that RevPAR will be comparable to 2002 levels or down modestly. Our forecast is affected and can change based on the following items:

•	changes in the national, regional and local economic climate;

•	reduced demand and increased operating costs and other conditions resulting from terrorist attacks;

•	changes in business and pleasure travel patterns;

•	local market conditions such as an oversupply of hotel rooms or a reduction in lodging demand;

•	the attractiveness of our hotels to consumers and competition from comparable hotels;

•	the quality, philosophy and performance of the managers of our hotels;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	unionization.

There can be no assurance that the current weak economic conditions will not continue for an extended period of time or that if such conditions do continue, they will not further affect our operations. To the extent that such conditions were to persist, our assets may not generate income sufficient to pay our expenses and we may be unable to service our debt and maintain our properties.

In addition, thirty of our hotels and assets related thereto are subject to various mortgages in an aggregate amount of approximately $2.3 billion. Although the debt is generally non-recourse to us, if these hotels do not produce adequate cash flow to service the debt secured by such mortgages, the mortgage lenders could foreclose on these assets. If the cash flow from these properties were not sufficient to provide us with an adequate return, we may opt to allow such foreclosure rather than make the necessary mortgage payments with funds from other sources. However, our senior notes indenture and credit facility contain cross default provisions, which depending upon the amount of secured debt defaulted on, could cause a cross default under both of these agreements. For this and other reasons, we cannot assure you that permitting any such foreclosure would not adversely affect our long-term business prospects.

Our expenses may not decrease if our revenue drops.    Certain expenses associated with owning and operating hotels are fixed and do not necessarily decrease when circumstances such as market factors and competition cause a reduction in income from the property. Because of current weak economic conditions, particularly in the lodging industry, we have been working with our managers to reduce the operating costs of our hotels. While we have achieved reductions in operating costs as a result of these efforts, further cost reductions could be difficult to achieve if operating levels continue to decline. Some of the cost reduction efforts undertaken may eventually need to be reversed even if operations remain at reduced levels. Regardless of these efforts to reduce costs, our expenses will be affected by inflationary increases, and in the case of certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in 2003, and our managers may be unable to offset these increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures could adversely affect the growth of our business and the value of our hotel properties.

Our revenues may be affected by increased use of reservation systems based on the Internet.    Although a majority of the rooms sold on the Internet are sold through websites maintained by our managers, a growing number of rooms are sold through independent Internet sites. Typically, these independent Internet sites purchase rooms at a negotiated discount from participating properties, which could result in lower average room rates compared to the room rates that the manager may have obtained. While we do not believe that price is the only factor considered when choosing our properties, if the discount or the amount of rooms sold using the Internet were to increase significantly our results of operations could be adversely affected.

Our ground lease payments may increase faster than the revenues we receive on the hotels situated on the leased properties.    As of March 1, 2003, 44 of our hotels are subject to ground leases (including the New York World Trade Center Marriott hotel ground lease which is still in effect). These ground leases generally require increases in ground rent payments every five years. Our ability to service our debt could be adversely affected to the extent that our revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which may result in a lower sales price. Moreover, to the extent that such ground leases are not renewed at their expiration, our revenues could be adversely affected.

We do not control our hotel operations and we are dependent on the managers of our hotels.    Because federal income tax laws restrict REITs and their subsidiaries from operating a hotel, we do not manage our hotels. Instead, we retain third-party managers to manage our hotels pursuant to management agreements. Our income from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they fail to maintain a quality brand name. While our wholly owned taxable REIT subsidiaries lease substantially all of our full-service properties and monitor the hotel managers’ performance, we have limited specific recourse under our management agreements if we believe that the hotel managers are not performing adequately. In addition, from time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate such a dispute. Failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations.

Our relationship with Marriott International may result in conflicts of interest.    Marriott International, a public hotel management company, and its affiliates, manages or franchises 109 of our 122 hotels as of March 1, 2003. In addition, Marriott International manages, and in some cases owns or is invested in, hotels that compete with our hotels. As a result, Marriott International has in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests.

Prior to the departure of J. W. Marriott, Jr. from Host Marriott’s (our general partner) Board of Directors at the end of his term in May of 2002, and Richard E. Marriott’s resignation from the board of Marriott International in May of 2002, Richard E. Marriott was our Chairman of the Board and a director of Marriott International and his brother, J. W. Marriott, Jr., was a member of our general partner’s Board of Directors and served as a director and executive officer of Marriott International. As a result, both individuals had potential conflicts of interest as our general partner’s directors when making decisions regarding Marriott International. J. W. Marriott, Jr. and Richard E. Marriott beneficially owned, as determined for securities law purposes, as of February 28, 2003, approximately 12.4% and 12.7%, respectively, of the outstanding shares of common stock of Marriott International. Our general partner’s Board of Directors followed its policies and procedures intended to limit the involvement of J. W. Marriott, Jr. and Richard E. Marriott in conflict situations, including requiring them to abstain from voting as directors in matters that presented a conflict between the companies.

Our management agreements could impair the sale or financing of our hotels.    Under the terms of our management agreements, we generally may not sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance or sell any of the properties, depending upon the structure of such transactions, may require the manager’s consent. If the manager does not consent, we would be prohibited from taking actions in our best interest without breaching the management agreement.

The acquisition contracts relating to some hotels limit our ability to sell or refinance those hotels.    For reasons relating to tax considerations of the former and current owners of approximately 18 of our full-service hotels, we agreed to restrictions on selling the hotels or repaying or refinancing the mortgage debt on those hotels for varying periods depending on the hotel, substantially all of which will expire by 2008. We anticipate that, in specified circumstances, we may agree to similar restrictions in connection with future hotel acquisitions. As a result, even if it were in our best interests to sell these hotels or refinance the mortgage debt on such hotels, it may be difficult or costly to do so during their respective lock-out periods.

We may be unable to sell properties because real estate investments are illiquid.    Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and our ability to service our debt. In addition, there are limitations under the federal tax laws applicable to REITs and agreements that we have entered into when we acquired some of our properties that may limit our ability to recognize the full economic benefit from a sale of our assets.

We depend on our key personnel.    We depend on the efforts of our executive officers and other key personnel. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our operations. None of our key personnel have employment agreements.

Litigation judgments or settlements could have a material adverse effect on our financial condition. We are a party to various lawsuits, including lawsuits relating to our conversion into a REIT. While we and the other defendants to such lawsuits believe all of the lawsuits in which we are a defendant are without merit and we are vigorously defending against such claims, we can give no assurance as to the outcome of any of the lawsuits. If any of the lawsuits were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition.

We may acquire hotel properties through joint ventures with third parties that could result in conflicts.    Instead of purchasing hotel properties directly, we may invest as a co-venturer. Joint venturers often share control over the operation of the joint venture assets. For example, we entered into a joint venture with Marriott International that owns two limited partnerships holding, in the aggregate, 120 Courtyard by Marriott hotels. Subsidiaries of Marriott International manage these Courtyard by Marriott hotels and other subsidiaries of Marriott International serve as ground lessors and mezzanine lender to the partnerships. Actions by a co-venturer could subject the assets to additional risk, including:

•	our co-venturer in an investment might have economic or business interests or goals that are inconsistent with our, or the joint venture’s, interests or goals;

•	our co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	our co-venturer could go bankrupt, leaving us liable for its share of joint venture liabilities.

Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Also, our joint venture partners could take actions binding on the joint venture without our consent. For further discussion of the risks associated with entering into a joint venture with Marriott International, “Risk Factors—Risks of Operation—Our relationship with Marriott International may result in conflicts of interest.”

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

Compliance with other government regulations can be costly.    Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act, building codes and regulations pertaining to fire safety. Compliance with those laws and regulations could require substantial capital expenditures. These regulations may be changed from time to time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

Future terrorist attacks could adversely affect us.    Previous terrorist attacks have adversely affected the travel and hospitality industries, including the full-service hotel industry. The impact which these terrorist attacks have had, or could have on our business in particular and the United States economy, the global economy and global financial markets in general is indeterminable. It is possible that these factors could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties (see “Risk Factors—Risks of Operation—We may not be able to recover fully under our existing terrorism insurance for losses caused by some types of terrorist acts, and recently enacted federal terrorism legislation does not ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.”) and on our financial condition and results of operations as a whole.

Some potential losses are not covered by insurance.    We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is an overall limit as well as various sub-limits on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event, must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case of our Marriott-managed hotels, any such claims will also be combined with the claims of other owners of Marriott-managed hotels for the same purpose. That means that, if an insurable event occurs that affects more than one of our hotels, or, in the case of Marriott-managed hotels, affects Marriott-managed hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or certain types of terrorism.

In addition, there are other risks such as war, certain forms of terrorism such as nuclear, biological or chemical terrorism and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against. If any such risk were to materialize and materially adversely affect one or more of our properties, we would likely not be able to recover our losses.

We may also encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all, or a portion of, the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

We may not be able to recover fully under our existing terrorism insurance for losses caused by some types of terrorist acts, and recently enacted federal terrorism legislation does not ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.    On September 11, 2001, terrorist attacks on the World Trade Center Towers in New York City resulted in the destruction of our New York World Trade Center Marriott hotel and caused considerable damage to our New York Marriott Financial Center hotel. Although we had both property and business interruption insurance with a major insurer from whom we expect to receive proceeds to cover a substantial portion of the losses at both hotels, we cannot currently determine the amount or timing of those payments. Under the terms of the New York World Trade Center Marriott ground lease, any proceeds from the property portion of the hotel claim are required to be placed in an insurance trust for the exclusive purpose of rebuilding the hotel. As of March 1, 2003, we had received business interruption and property advances from our insurers in an aggregate amount of $41 million, approximately $6 million of which was for property insurance proceeds relating to the two hotels. If the amount of such insurance proceeds is substantially less than our actual losses or if the payments are substantially delayed, it could have a material adverse effect on our business.

In addition, as a result of the September 11, 2001 terrorist attacks, most insurers ceased to offer terrorism coverage in conjunction with “all-risk” property policies (described below), and the main source of property terrorism coverage became separate “standalone” terrorism insurance policies offering limited coverage amounts with high premium levels. We have procured such standalone terrorism coverage, which is subject to annual aggregate limits which fall below the full replacement cost of certain high value properties, and with more limited coverage than the all-risk program shared among various hotels. On November 26, 2002, the Federal Terrorism Risk Insurance Act of 2002 (TRIA) required all-risk and liability insurers who had excluded or limited terrorism coverage to remove the exclusion in exchange for requiring insureds to pay an additional premium for the coverage within a specified time period. Because our liability policies generally offered terrorism coverage, TRIA mainly impacts our all-risk insurance.

We, through Marriott International and our broker for certain of our non-Marriott International properties, decided to purchase the additional terrorism coverage under TRIA and are currently in the process of obtaining the insurance. This terrorism coverage, compared to standalone coverage, offers the higher limits and more comprehensive coverage associated with our all-risk programs. However, as noted above, the all-risk program also has limitations such as per occurrence limits and sublimits which might have to be shared proportionally across participating hotels under certain loss scenarios. All-risk insurers also only have to provide TRIA-related coverage for “certified” acts of terrorism—namely those which are committed on behalf of non-United States persons or interests. Further, we do not have full replacement coverage at all of our properties for acts of terrorism committed on behalf of United States persons or interests, as our coverage for such incidents is limited to the standalone program and its aggregate limits and to its provisions for sharing coverage with other owners who experience a loss. In addition, property damage related to war and to nuclear incidents is excluded under our standalone terrorism policies. The policy also excludes coverage for chemical and biological incidents, and it is unclear whether these incidents would be covered under our other standalone policies. The availability of any such coverage under TRIA is currently unclear as government and insurance industry experts continue to analyze the language and intent of the legislation and we continue to review the language of our all-risk policies. In addition, TRIA terminates on December 31, 2005, and there is no guarantee that the terrorism coverage that it mandates will be readily available or affordable thereafter. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

We may be unable to satisfy the insurance requirements of our lenders given the changes in the insurance industry after the terrorist attacks of September 11, 2001.    We are required to maintain adequate or full replacement cost “all-risk” property insurance on properties that are subject to mortgage agreements. In the months following the terrorist attacks of September 11, 2001, our policies in effect during the time of the terrorist attacks expired, and thereafter, we completed renewals of the all-risk property insurance policies for all of our hotels. As discussed above, we also procured standalone coverage for terrorism, but not at levels which provided full replacement value at all of our properties with loans. The existence of additional terrorism coverage since the passage of TRIA should satisfy many of these lenders. However, as discussed above, this coverage also has limitations.

In addition, certain of our mortgage debt agreements require us to maintain property insurance provided by carriers maintaining certain minimum ratings from Standard & Poor’s, A.M. Best or other rating agencies. We do not currently satisfy a minimum Standard & Poor’s insurer rating requirement of AA for six of our properties subject to approximately $481 million of mortgage debt. We also do not currently satisfy the minimum Standard & Poor’s insurer rating requirement of AA- for one of the properties within a mortgage backed securities portfolio subject to approximately $609 million in mortgage debt. Following a downgrade in September of 2002, our main carrier for these properties possesses a Standard & Poor’s rating of A+. We have notified the appropriate lenders of this situation, and all have either waived the minimum carrier rating requirement, or provided written assurances that they are satisfied with the makeup of our pool of insurers. Additionally, for five of our properties subject to approximately $711 million of mortgage debt, our insurance does not meet the requirement that all property insurance carriers maintain a minimum A.M. Best rating of A-X. For one of the properties, the main carrier does not satisfy the financial strength requirement under the loan. For the other four properties, several of the companies making up our pool of insurers do not satisfy the minimum A.M. Best rating with respect to market capitalization. All of the affected lenders have been notified, and they have waived the requirement or provided written assurances that they are satisfied with our insurance.

While we do not expect any of the lenders to take action in response to these deficiencies, we cannot provide assurances that each of our lenders will continue to be satisfied with our insurance coverage, or with the rating levels of our carriers, or that our carriers will not be downgraded further. If any of these lenders become dissatisfied with our insurance coverage or the ratings of our insurance carriers, they may on our behalf, elect to procure additional property insurance coverage that meets their ratings requirements. The cost of such additional property insurance coverage would be borne by the property or properties securing the loans. Also, the premiums associated with such coverage may be considerably higher than those associated with our current coverage.

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

If a holder of OP Units redeems OP Units, the original receipt of the OP Units may be subject to tax. If a holder of OP Units redeems OP Units, particularly within two years of receiving them, there is a risk that the original receipt of the OP Units may be treated as a taxable sale under the “disguised sale” rules of the Internal Revenue Code. Subject to several exceptions, the tax law generally provides that a partner’s contribution of property to a partnership and a simultaneous or subsequent transfer of money or other consideration from the partnership to the partner will be presumed to be a taxable sale. In particular, if money or other consideration is transferred by a partnership to a partner within two years of the partner’s contribution of property, the transactions are presumed to be a taxable sale of the contributed property unless the facts and circumstances clearly establish that the transfers are not a sale. On the other hand, if two years have passed between the original contribution of property and the transfer of money or other consideration, the transactions will not be presumed to be a taxable sale unless the facts and circumstances clearly establish that they should be.

Differences between an investment in shares of common stock and OP Units may affect redeeming holders of OP Units.    If a holder of OP Units elects to redeem OP Units, we will determine whether the holder receives cash or shares of our common stock in exchange for the OP Units. Although an investment in shares of

Host REIT’s common stock is substantially similar to an investment in OP Units, there are some differences between ownership of OP Units and ownership of common stock. These differences include form of organization, management structure, voting rights, liquidity and federal income taxation, some of which may be material to investors.

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

We expect to make distributions to Host REIT even when we cannot otherwise make restricted payments under the senior notes indenture and the credit facility.    Even though we expect generally to be prohibited from making restricted payments under the senior notes indenture, based upon our estimates of taxable income for 2002, we expect to be able to make distributions to Host REIT under the senior notes indenture and the credit facility.

Under the senior notes indenture, we are only allowed to make restricted payments if, at the time we make such a restricted payment, we are able to incur at least $1.00 of indebtedness under the “Limitation on Incurrence of Indebtedness and Issuance of Disqualified Stock” covenant. If our consolidated coverage ratio becomes less than 2.0 to 1.0, which did occur beginning in the third quarter of 2002, we will not be able to incur $1.00 of additional indebtedness and, thus, will not be able to make any restricted payments until we comply with the covenant.

Even when we are unable to make restricted payments during the period that our consolidated coverage ratio is less than 2.0 to 1.0, the senior notes indenture permits us to make permitted REIT distributions, which are any distributions (1) to Host REIT that are necessary to maintain Host REIT’s status as a REIT under the Internal Revenue Code or to satisfy the distributions required to be made by reason of Host REIT’s making of the election provided for in Notice 88-19 (or Treasury regulations issued pursuant thereto) if the aggregate principal amount of all of our outstanding indebtedness (other than our convertible debt obligations to Host REIT) and that of our restricted subsidiaries, on a consolidated basis, at such time is less than 80% of Adjusted Total Assets (as defined in the indenture) and (2) to certain other holders of our partnership units where such distribution is required as a result of, or a condition to, the payment of distributions to Host REIT.

We intend, during the period that we are unable to make restricted payments under the senior notes indenture and under similar restrictions under the credit facility, to continue our practice of distributing quarterly, based on our current estimates of taxable income for any year, an amount of our available cash sufficient to enable Host REIT to pay quarterly dividends on its preferred stock (and, to the extent permitted under the credit facility, on its common stock) in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code. In the event that we make distributions to Host REIT to enable it to pay dividends in amounts in excess of those necessary for Host REIT to maintain its status as a REIT, we will be in default under the senior notes indenture. See—“Our future cash distributions to our partners and to Host REIT for its dividend on preferred and common stock may be limited by the terms of our indebtedness and, in addition, our ability to make distributions on our common OP Units may be limited by the terms of our preferred OP Units.”

Risks of Ownership of Host REIT Common Stock

There are limitations on the ability of investors to acquire Host REIT common stock and to effect a change in control.    The charter and bylaws of Host REIT, our partnership agreement, Host REIT’s shareholder rights plan, the Maryland General Corporation Law and certain contracts contain a number of provisions that could delay, defer or prevent a transaction or a change in control of us that might involve a premium price for Host REIT’s shareholders or otherwise be in their best interests, including the following:

•	Ownership limit. The 9.8% ownership limit described under “Risk Factors—Risks of Ownership of Host REIT Common Stock—There are possible adverse consequences of limits on ownership of Host REIT common stock” may have the effect of precluding a change in control of us by a third party without the consent of Host REIT’s Board of Directors, even if the change in control would be in the interests of Host REIT’s shareholders, and even if the change in control would not reasonably jeopardize Host REIT’s REIT status.

•	Staggered board. Host REIT’s Board of Directors consists of seven director positions, but Host REIT’s charter provides that the number of directors may be increased or decreased according to Host REIT’s bylaws, provided that the total number of directors is not less than three nor more than 13. Pursuant to Host REIT’s bylaws, the number of directors will be fixed by Host REIT’s Board of Directors within the limits set forth in Host REIT’s charter. Host REIT’s Board of Directors is divided into three classes of directors. Directors for each class are chosen for a three-year term when the term of the current class expires. The staggered terms for directors may affect Host REIT’s shareholders’ ability to effect a change in control of Host REIT, even if a change in control would be in the interests of Host REIT’s shareholders.

•	Removal of Board of Directors. Host REIT’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than Host REIT common stock, directors may be removed only for cause and only by the affirmative vote of shareholders holding at least two-thirds of Host REIT’s outstanding shares entitled to be cast for the election of directors. Vacancies on the Board of Directors may be filled by the concurring vote of a majority of the remaining directors and, in the case of a vacancy resulting from the removal of a director by the shareholders, by at least two-thirds of all the votes entitled to be cast in the election of directors.

•	Preferred shares; classification or reclassification of unissued shares of capital stock without shareholder approval. Host REIT’s charter provides that the total number of shares of stock of all classes which Host REIT has authority to issue is 800,000,000, initially consisting of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 14,140,000 shares of preferred stock were issued and outstanding as of December 31, 2002. Host REIT’s Board of Directors has the authority, without a vote of shareholders, to classify or reclassify any unissued shares of stock, including common stock, into preferred stock, or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. The issuance of preferred shares or other shares having special preferences or rights could delay or prevent a change in control even if a change in control would be in the interests of Host REIT’s shareholders. Because Host REIT’s Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a shareholder vote, Host REIT’s Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of Host REIT common stock.

•	Consent rights of the limited partners. Under our partnership agreement, Host REIT generally will be able to merge or consolidate with another entity with the consent of partners holding percentage interests that are more than 50% of the aggregate percentage interests of the outstanding limited partnership interests entitled to vote on the merger or consolidation, including any limited partnership interests held by Host REIT, as long as the holders of limited partnership interests either receive or have the right to receive the same consideration as Host REIT’s shareholders. Host REIT, as holder of a majority of the limited partnership interests, would be able to control the vote. Under Host REIT’s charter, holders of at least two-thirds of Host REIT’s outstanding shares of common stock generally must approve the merger or consolidation.

•

Maryland business combination law.    Under the Maryland General Corporation Law, specified “business combinations,” including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s then outstanding shares, or an “interested shareholder,” or an affiliate of the interested shareholder are prohibited for five years after the most recent date in which the interested shareholder becomes an interested shareholder. Thereafter, any of these specified business combinations must be approved by 80% of the outstanding voting shares, and by two-thirds of the voting shares other than voting shares held by an interested shareholder unless, among other conditions, the corporation’s common shareholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder. Host REIT is subject to the Maryland business combination statute.

•	Maryland control share acquisition law. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror and by officers or directors who are employees of the corporation. “Control shares” are voting shares which, if aggregated with all other voting shares previously acquired by the acquiror or over which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-fifth or more but less than one-third, (2) one-third or more but less than a majority or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of control shares, subject to specified exceptions. Host REIT is subject to these control share provisions of Maryland law.

•	Merger, consolidation, share exchange and transfer of our assets. Pursuant to Host REIT’s charter, subject to the terms of any outstanding class or series of capital stock, Host REIT can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer its assets within the meaning of the Maryland General Corporation Law if approved (1) by Host REIT’s Board of Directors in the manner provided in the Maryland General Corporation Law and (2) by Host REIT’s shareholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of Host REIT with or into a trust organized for the purpose of changing its form of organization from a corporation to a trust requires only the approval of Host REIT’s shareholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specified mergers may be approved without a vote of shareholders and a share exchange is only required to be approved by a Maryland corporation by its Board of Directors. Host REIT’s voluntary dissolution also would require approval of shareholders holding two-thirds of all the votes entitled to be cast on the matter.

•	Amendments to Host REIT’s charter and bylaws. Host REIT’s charter contains provisions relating to restrictions on transferability of Host REIT common stock, the classified Board of Directors, fixing the size of Host REIT’s Board of Directors within the range set forth in Host REIT’s charter, removal of directors and the filling of vacancies, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host REIT’s shareholders holding two-thirds of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, Host REIT’s charter and bylaws provide that directors have the exclusive right to amend Host REIT’s bylaws. Amendments of this provision of Host REIT’s charter also would require action of Host REIT’s Board of Directors and approval by shareholders holding two-thirds of all the votes entitled to be cast on the matter.

•

Shareholder rights plan.    Host REIT adopted a shareholder rights plan which provides, among other things, that when specified events occur, Host REIT’s shareholders will be entitled to purchase from Host REIT a newly created series of junior preferred shares, subject to Host REIT’s ownership limit described below. The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of Host REIT’s outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring persons becoming the beneficial owner of 20% or more of Host REIT’s outstanding common stock. The preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire Host REIT on terms not approved by Host REIT’s Board of Directors.

There are possible adverse consequences of limits on ownership of Host REIT common stock.    To maintain its qualification as a REIT for federal income tax purposes, not more than 50% in value of Host REIT’s outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include some entities. In addition, a person who owns, directly or by attribution, 10% or more of an interest in a tenant of Host REIT, or a tenant of any partnership in which Host REIT is a partner, cannot own, directly or by attribution, 10% or more of Host REIT shares without jeopardizing Host REIT’s qualification as a REIT. Primarily to facilitate maintenance of Host REIT’s qualification as a REIT for federal income tax purposes, the ownership limit under Host REIT’s charter prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group, of more than 9.8% of the issued and outstanding shares of Host REIT common stock, subject to an exception for shares of Host REIT common stock held prior to our conversion into a REIT (referred to as the “REIT conversion”) so long as the holder would not own more than 9.9% in value of Host REIT’s outstanding shares after the REIT conversion, and prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person, or persons acting as a group, of more than 9.8% of the issued and outstanding shares of any class or series of Host REIT’s preferred shares. Together, these limitations are referred to as the “ownership limit”. Host REIT’s Board of Directors, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as “individuals” for purposes of the Internal Revenue Code if the Board of Directors is satisfied, based upon information required to be provided by the party seeking the waiver and, if it determines necessary or advisable, upon an opinion of counsel satisfactory to Host REIT’s Board of Directors, that ownership in excess of this limit will not cause a person who is an individual to be treated as owning shares in excess of the ownership limit, applying the applicable constructive ownership rules, and will not otherwise jeopardize Host REIT’s status as a REIT for federal income tax purposes (for example, by causing any of Host REIT’s tenants to be considered a “related party tenant” for purposes of the REIT qualification rules). Common stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the person who acquired the common stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of common stock or to receive any proceeds from the subsequent sale of the common stock in excess of the lesser of the price paid for the common stock or the amount realized from the sale. A transfer of shares of Host REIT common stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of Host REIT common stock in excess of the ownership limit. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect the shareholders’ ability to realize a premium over the then-prevailing market price for Host REIT common stock in connection with such transaction.

Federal Income Tax Risks

Our obligations to Host REIT potentially may increase our indebtedness or cause us to liquidate investments on adverse terms.    To continue to qualify as a REIT, Host REIT is required to distribute to its shareholders with respect to each year at least 90% of its taxable income, excluding net capital gain. In addition, Host REIT will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by it with respect to the calendar year are less than the sum of 85% of its ordinary income and 95% of its capital gain net income for that year and any undistributed taxable income from prior periods less excess distributions from prior years. Host REIT intends to make distributions to its shareholders to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from us. Host REIT’s sole source of cash to make these distributions is from its partnership interest in us. Our partnership agreement requires us to distribute to our partners an amount of our available cash sufficient to enable Host REIT to pay shareholder dividends that will satisfy the requirements applicable under the Internal Revenue Code to

REITs and to avoid any federal income or excise tax liability for Host REIT. There are differences in timing between our recognition of taxable income and our receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be “phantom” income (which is taxable income that is not matched by cash flow or EBITDA to us) attributable to our deferred tax liabilities arising from certain transactions entered into by Host REIT in years prior to the conversion of Host Marriott to a REIT. These differences could require us to arrange for short-term, or possibly long-term, borrowings or to issue additional equity to enable us to meet this distribution requirement to Host REIT. In addition, because the REIT distribution requirements prevent Host REIT from retaining earnings, we effectively are prohibited from retaining earnings as well. Accordingly, we will generally be required to refinance debt that matures with additional debt or equity. We cannot assure you that any of the sources of funds described herein, if available at all, would be sufficient to meet the distribution obligations of Host REIT, in which case we may be required to liquidate investments on adverse terms in order to satisfy such obligations of Host REIT.

Adverse consequences would apply if we failed to qualify as a partnership.    We believe that we qualify to be treated as a partnership for federal income tax purposes. As a partnership, we are not subject to federal income tax on our income. Instead, each of our partners is required to pay tax on its allocable share of our income. No assurance can be provided, however, that the Internal Revenue Service, or IRS, will not challenge our status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating us as a corporation for tax purposes, we would be subject to federal, state and local, and foreign corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to our partners, including Host REIT. In addition, our classification as a corporation would cause some of our partners, including Host REIT, to recognize gain at least equal to such partner’s “negative capital account,” and possibly more, depending upon the circumstances. Finally, Host REIT would fail to meet the income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. If Host REIT fails to qualify as a REIT or we fail to qualify as a partnership, such failure would cause an event of default under our credit facility, which in turn would constitute an event of default under our outstanding debt securities.

Adverse consequences would apply if Host REIT failed to qualify as a REIT.    We believe that Host REIT has been organized and has operated in such a manner so as to qualify as a REIT under the Internal Revenue Code, commencing with the taxable year beginning January 1, 1999, and Host REIT currently intends to continue to operate as a REIT during future years. No assurance can be provided, however, that Host REIT qualifies as a REIT or that new legislation, treasury regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to Host REIT’s qualification as a REIT or the Federal income tax consequences of such qualification. If Host REIT fails to qualify as a REIT, it would be subject to federal and state income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. In addition, unless entitled to statutory relief, Host REIT would not qualify as a REIT for the four taxable years following the year which REIT qualification is lost. The additional tax burden on Host REIT would significantly reduce the cash available for distribution to its shareholders, and Host REIT would no longer be required to make any distributions to its shareholders. Host REIT’s failure to qualify as a REIT could reduce materially the value of its common stock and would cause any distributions to its shareholders that otherwise would have been subject to tax as capital gain dividends to be taxable as ordinary income to the extent of its current and accumulated earnings and profits, or E&P. However, subject to limitations under the Internal Revenue Code, corporate distributes may be eligible for the dividends received deduction with respect to its distributions. Host REIT’s failure to qualify as a REIT also would cause an event of default under our credit facility that could lead to an acceleration of the amounts due under the credit facility, which, in turn, would constitute an event of default under our outstanding debt securities.

Host REIT will be disqualified as a REIT at least for taxable year 1999 if it failed to distribute all of its E&P attributable to its non-REIT taxable years.    In order to qualify as a REIT, Host REIT cannot have at the end of any taxable year any undistributed E&P that is attributable to one of its non-REIT taxable years. A REIT has until the close of its first taxable year as a REIT in which it has non-REIT E&P to distribute its accumulated E&P. Host REIT was required to have distributed this E&P prior to the end of 1999, the first taxable year for which its REIT election was effective. If Host REIT failed to do this, it will be disqualified as a REIT at least for taxable year 1999. We believe that distributions of non-REIT E&P that Host REIT made were sufficient to distribute all of the non-REIT E&P as of December 31, 1999, but we cannot provide assurance that it met this requirement.

If our leases are not respected as true leases for Federal income tax purposes, Host REIT would fail to qualify as a REIT.    To qualify as a REIT, Host REIT must satisfy two gross income tests, under which specified percentages of its gross income must be passive income, like rent. For the rent paid pursuant to the leases, which constitutes substantially all of our gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for Federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. In addition, the lessees must not be regarded as related party tenant, as defined in the Internal Revenue Code. We believe that the leases will be respected as true leases for Federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. We also believe that Crestline, the lessee of substantially all of our full-service hotels prior to January 1, 2001, was not a related party tenant and, as a result of changes in the tax laws effective January 1, 2001, HMT Lessee will not be treated as a related party tenant so long as it qualifies as a taxable REIT subsidiary. If the leases were not respected as true leases for Federal income tax purposes or if the lessees were regarded as related party tenants, Host REIT would not be able to satisfy either of the two gross income tests applicable to REITs and Host REIT would lose its REIT status.

If HMT Lessee fails to qualify as a taxable REIT subsidiary, Host REIT would fail to qualify as a REIT.    For Host REIT’s taxable years beginning on and after January 1, 2001, as a result of REIT tax law changes under the specific provisions of the REIT Modernization Act, Host REIT is permitted to lease the hotels to our subsidiary that is taxable as a corporation and that elects to be treated as a taxable REIT subsidiary. Accordingly, HMT Lessee has directly or indirectly acquired all the full-service hotel leasehold interests from third parties. So long as HMT Lessee and other affiliated lessees qualify as taxable REIT subsidiaries of ours, they will not be treated as related party tenants. We believe that HMT Lessee qualifies to be treated as a taxable REIT subsidiary for Federal income tax purposes. We cannot assure you, however, that the IRS will not challenge its status as a taxable REIT subsidiary for Federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in disqualifying HMT Lessee from treatment as a taxable REIT subsidiary, Host REIT would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to qualify for the gross income tests and, accordingly, Host REIT would cease to qualify as a REIT.

Despite Host REIT’s REIT status, it remains subject to various taxes, including substantial deferred and contingent tax liabilities.    Notwithstanding Host REIT’s status as a REIT, it is subject, through its ownership interest, to certain federal, state, local and foreign taxes on its income and property. In addition, Host REIT will be required to pay Federal income tax at the highest regular corporate rate upon its share of any “built-in gain” recognized as a result of any sale before January 1, 2009, by us and our non-corporate subsidiaries of assets, including the hotels, in which interests were acquired by us from our predecessor and its subsidiaries as part of the REIT conversion. Built-in gain is the amount by which an asset’s fair market value exceeded our adjusted basis in the asset on January 1, 1999, the first day of Host REIT’s first taxable year as a REIT. The total amount of gain on which Host REIT would be subject to corporate income tax if the assets that it held at the time of the REIT conversion were sold in a taxable transaction prior to January 1, 2009 would be material to us. In addition, at the time of the REIT conversion, Host REIT expected that it or Rockledge Hotel Properties, Inc. or Fernwood Hotel Assets, Inc., or Rockledge and Fernwood, respectively, (each of which is a taxable corporation in which we owned a 95% nonvoting interest and, as of April, 2001, acquired 100% of the voting interests and each of which elected to be a taxable REIT subsidiary effective January 1, 2001) likely would recognize substantial built-in gain and deferred tax liabilities in the next ten years without any corresponding receipt of cash by Host REIT or us. Host REIT may have to pay certain state income taxes because not all states treat REITs the same as they are treated for Federal income tax purposes. Host REIT may also have to pay certain foreign taxes to the extent it owns assets or conducts operations in foreign jurisdictions. We are obligated under our partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host REIT, as well as any liabilities that the IRS or tax authorities successfully may assert against Host REIT for corporate income taxes for taxable years prior to the time Host REIT qualified as a REIT. Our taxable REIT subsidiaries, including Rockledge, Fernwood and HMT Lessee, are taxable as corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions.

As a REIT, Host REIT is subject to limitations on its ownership of debt and equity securities.    Subject to the exceptions discussed in this paragraph, a REIT is prohibited from owning securities in any one issuer to the extent that the value of those securities exceeds 5% of the value of the REIT’s total assets, or the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities or more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary which is taxable as a corporation. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT’s total assets.

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

We may be required to pay a penalty tax upon the sale of a hotel.    The Federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend that we and our subsidiaries will hold the hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels as are consistent with our investment objectives. We cannot assure you, however, that the IRS might not contend that one or more of these sales is subject to the 100% penalty tax.

Item 3.    Legal Proceedings

We believe all of the lawsuits in which we are a defendant, including the following lawsuits, are without merit and we intend to defend vigorously against such claims; however, no assurance can be given as to the outcome of any of the lawsuits.

Marriott Hotel Properties II Limited Partnership (MHP II).    Limited partners of MHP II filed putative class action lawsuits in Palm Beach County Circuit Court on May 10, 1996, Leonard Rosenblum, as Trustee of the Sylvia Bernice Rosenblum Trust, et. Al. v. Marriott MHP Two Corporation, et. Al., Case No. CL-96-4087-AD, and, in the Delaware Court of Chancery on April 24, 1996, Cary W. Salter, Jr., et. Al. v. MHP II Acquisition Corp., et. Al., respectively, against Host REIT and certain of its affiliates alleging that the defendants violated their fiduciary duties and engaged in fraud and coercion in connection with the 1996 tender offer for MHP II units and our acquisition of MHP II during the REIT conversion.

In the Florida case, the defendants removed the case to the United States District Court for the Southern District of Florida and, after hearings on various procedural motions, the District Court remanded the case to state court on July 25, 1998.

In the Delaware case, the Delaware Court of Chancery initially granted the plaintiffs’ motion to voluntarily dismiss the case with the proviso that the plaintiffs could refile in the aforementioned action in federal court in Florida. After the District Court’s remand of the Florida action back to Florida state court, two of the three original Delaware plaintiffs asked the Court of Chancery to reconsider its order granting their voluntary dismissal. The Court of Chancery refused to allow the plaintiffs to join the Florida action and, instead, reinstated the Delaware case, now styled In Re Marriott Hotel Properties II Limited Partnership Unitholders Litigation, Consolidated Civil Action No. 14961. On January 29, 1999, Cary W. Salter, one of the original plaintiffs, alone filed an Amended Consolidated Class Action Complaint in the Delaware action. On January 24, 2000, the Delaware Court of Chancery issued a memorandum opinion in which the court dismissed all but one of the plaintiff’s claims, which remaining claim concerns the adequacy of disclosure during the initial tender offer. On October 22, 2001, we entered into a settlement agreement with respect to the two above-referenced cases. At a fairness hearing held on February 22, 2002, the Florida court gave final approval to the settlement. The Court of Chancery subsequently dismissed the Delaware case.

A subsequent lawsuit, Accelerated High Yield Growth Fund, Ltd., et al. v. HMC Hotel Properties II Limited Partnership, et. Al., C.A. No. 18254NC, was filed on August 23, 2000 in the Delaware Court of Chancery by the MacKenzie Patterson group of funds, one of the three original Delaware plaintiffs, against Host REIT and certain of its affiliates alleging breach of contract, fraud and coercion in connection with the acquisition of MHP II during the 1998 REIT conversion. The plaintiffs allege that our acquisition of MHP II by merger in connection with the REIT conversion violated the partnership agreement and that our subsidiary acting as the general partner of MHP II breached its fiduciary duties by allowing the merger to occur. The settlement referenced above resolves all claims of MHP II’s limited partners against Host REIT and its affiliates with the exception of the claims of the MacKenzie Patterson group. The MacKenzie Patterson group elected to opt out of the settlement class with respect to its 28 limited partner units. Discovery is proceeding in this case.

Mutual Benefit Chicago Marriott Suite Hotel Partners, L.P. (“O’Hare Suites”).    On October 5, 2000, Joseph S. Roth and Robert M. Niedelman, limited partners in O’Hare Suites, filed a putative class action lawsuit, Joseph S. Roth, et al., v. MOHS Corporation, et al., Case No. 00CH14500, in the Circuit Court of Cook County, Illinois, Chancery Division, against Host REIT, Host LP, Marriott International, and MOHS Corporation, a subsidiary of Host LP and a former general partner of O’Hare Suites. The plaintiffs allege that an improper calculation of the hotel manager’s incentive management fees resulted in inappropriate payments in 1997 and 1998, and, consequently, in an inadequate appraised value for their limited partner units in connection with the acquisition of O’Hare Suites during the REIT conversion. The plaintiffs are seeking damages of approximately $13 million. We are currently seeking a denial of class certification and we intend to challenge the adequacy of the proposed class representatives.

Item 4.    Submission of matters to a vote of security holders

None

PART II

Item 5.    Market for our common OP Units and related unitholder matters

There is no established public trading market for our OP Units and transfers of OP Units are restricted by the terms of our partnership agreements. We have not declared any distributions on our common OP Units during 2002, or for the fourth quarter of 2001. We did pay distributions for the three quarters of 2001 on our OP Units totaling $0.78 per unit. See “Management Discussion and Analysis of Results of Operations and Financial Condition—Overview.”

Under the terms of our senior notes indenture and the credit facility, our ability to pay distributions and make other payments is dependent on our ability to satisfy certain financial requirements, including an EBITDA-to-cash interest coverage ratio of at least 2.0 to 1.0. Since the beginning of the third quarter of 2002, we have not met this EBITDA-to-cash interest coverage ratio. As a result, we are permitted to declare and pay distributions on common and preferred OP Units only to the extent necessary such that Host REIT is permitted to declare and pay dividends to the extent necessary to maintain its status as a REIT. See “Risk Factors—Financial Risks—Our future cash distributions to our partners and to Host REIT for its dividends on preferred and common stock may be limited by the terms of our indebtedness and, in addition, our ability to make distributions on our common OP Units may be further limited by the terms of our preferred OP Units.”

The number of holders of record of our OP Units on March 7, 2003 was 2,585. The number of outstanding OP Units as of March 7, 2003 was 292,141,196, of which 264,587,577 were owned by Host REIT.

Issuances of Unregistered Securities.

Unless stated otherwise, we acquired interests in partnerships owning hotel properties in connection with each of the following issuances of unregistered securities.

In April 2002, we acquired an interest in the partnership that owns the San Diego Marriott Hotel and Marina through the issuance of 6.9 million OP Units to minority partners in exchange for their partnership interests. The OP Units issued are redeemable for the cash equivalent of a share of Host REIT’s common stock or, at Host REIT’s option, shares of its common stock.

In March 2001, Host REIT issued 5,980,000 shares of Class C cumulative redeemable preferred stock, the proceeds of which were used to purchase 5,980,000 units of Class C cumulative redeemable preferred OP Units. Distributions on the preferred OP Units are payable quarterly in arrears at the rate of 10% per year. The issuance of the preferred OP Units was made in reliance on an exemption from the registration requirements for the Securities Act pursuant to section 4(2).

Item 6.    Selected Financial Data

The following table presents certain selected historical financial data of us and our predecessor, which has been derived from audited consolidated financial statements for the five years ended December 31, 2002.

The historical information contained in the following table for our 2002, 2001 and 1998 operations primarily represents gross hotel-level revenues and expenses of our properties. During 1999 and 2000, we owned the hotels but leased them to third-party lessees and, accordingly, during these periods our historical revenues primarily represent rental income generated by our leases. For a comparison of hotel level sales for fiscal years 2000 and 2001, please see the tables presenting comparable periods in our “Managements Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations.”

	Fiscal Year
	2002	2001	2000	1999	1998(1)(2)
	(in millions, except per share data)
Income Statement Data:
Revenues(3)	$3,680	$3,767	$1,407	$1,303	$3,450
Income (loss) from continuing operations(4)	(32)	62	205	257	195
Income (loss) before extraordinary items	(25)	59	203	256	195
Net income (loss)(5)	(19)	57	207	285	47
Net income (loss) available to common unitholders	(54)	25	187	279	47
Basic earnings (loss) per common unit:
Income (loss) from continuing operations	(.23)	.11	.65	.86	.90
Income (loss) before extraordinary items	(.21)	.10	.64	.86	.90
Net income (loss)	(.19)	.09	.66	.96	.22
Diluted earnings (loss) per common unit:
Income (loss) from continuing operations	(.23)	.11	.64	.84	.85
Income (loss) before extraordinary items	(.21)	.10	.63	.83	.85
Net income (loss)	(.19)	.09	.65	.93	.27
Cash distributions per common unit	—	.78	.91	.84	1.00

Balance Sheet Data:
Total assets	$8,311	$8,334	$8,391	$8,196	$8,262
Debt	6,130	6,094	5,814	5,583	5,698

(1)	In 1998, we changed our fiscal year end to December 31 for both financial and tax reporting requirements. Previously, our fiscal year ended on the Friday nearest to December 31. As a result of this change, the results of operations for 15 hotels not managed by Marriott International were adjusted in 1998 to include 13 months of operations (December 1997 through December 1998). The additional month of operations in 1998 increased our revenues by $44 million.
(2)	The historical financial data for fiscal year 1998 reflect as discontinued operations our senior living business that we disposed of in the spin-off of Crestline as part of the REIT conversion.
(3)	Historical revenues for 2000 and 1999 primarily represent rental income generated by our leases, primarily with Crestline. Revenues in 1998 represent gross hotel sales because our leases were not in effect until January 1, 1999. Effective January 1, 2001, we acquired ownership of the leasehold interests in 116 of our full-service hotels from Crestline. Accordingly, our results of operations for 2001 and 2002 reflect this acquisition by presenting hotel level revenues rather than rental income. Beginning with the third quarter of 2001, hotel level revenues were recorded as a result of the acquisition of four additional leasehold interests.
(4)	In accordance with SFAS No. 144, which was effective beginning in fiscal year 2002, we reported the operations of the St. Louis Marriott Pavilion hotel as discontinued operations in conjunction with the transfer of the hotel to the lender in January 2002. As required by this statement, all prior periods have been restated to reflect the operations of the hotel as discontinued operations.
(5)	Our extraordinary gains and losses primarily are the result of early extinguishment of debt and the write-off of deferred financing fees for all periods presented.

Item 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the other financial information included elsewhere in this report. This discussion includes forward-looking statements about our business and operations. Our actual results could differ materially from those currently anticipated and expressed in such forward-looking statements and as a result of the factors we describe under “Risk Factors” and elsewhere in this report.

Overview

Host Marriott, L.P., a Delaware limited partnership, operating through an umbrella partnership structure with Host REIT as the sole general partner, is the owner of 122 hotel properties, which operate primarily in the luxury and upper-upscale hotel segments. Host REIT operates as a self-managed and self-administered REIT with its operations conducted solely through us and our subsidiaries. As of December 31, 2002, Host REIT owned approximately 90% of our outstanding OP Units. As of January 2003, the National Association of Real Estate Investment Trusts ranks Host REIT as the largest lodging REIT.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry—including Marriott, Ritz-Carlton, Four Seasons, Hilton and Hyatt. Our properties are located in central business districts of major cities, near airports and in resort/convention locations. Our portfolio depends on revenue from large and small group business, business travel, as well as leisure and discount travelers. The target profile of our portfolio includes upper-upscale and luxury properties in hard to duplicate locations that may allow us to maintain room rate and occupancy premiums over our competitors. We seek to maximize the value of our portfolio through aggressive asset management, by directing the managers of our hotels to reduce operating costs and increase revenues and by completing selective capital improvements.

Our hotel sales traditionally experienced moderate seasonality. Additionally, hotel revenues in the fourth quarter typically reflect a greater proportion of our annual revenues than each of the prior quarters because our fourth quarter reflects sixteen weeks of results compared to twelve weeks for the first three quarters of the fiscal year. See “Business and Properties—Seasonality.”

Our results of operations primarily represent hotel level sales, which are room, food and beverage and other ancillary income such as telephone, parking and other guest services. Operating expenses consist of the costs to provide these services as well as depreciation, management fees, real and personal property taxes, ground rent, equipment rent, property insurance, income taxes of our consolidated taxable REIT subsidiaries and other costs.

The operating environment during 2002 presented many challenges and was influenced significantly by reduced airline travel, weak economic conditions and general international unrest as a result of the threat of further terrorist activity and the potential for war in the Middle East. As a result, the lodging industry and our company experienced significant declines in revenues and operating profits because of reduced demand and rising operating expenses, including increased insurance costs. We expect these conditions to persist into 2003. We are expecting RevPAR in 2003 to be generally comparable to 2002 levels or modestly lower, though RevPAR is likely to decline in the first half of 2003. We also expect continuing pressure on operating margins as we expect that certain important components of our operating costs, such as wages, benefits and insurance, will increase at a rate greater than estimated inflation in 2003. Thus, operating profits and margins for 2003 will likely be below 2002 levels, especially if economic conditions do not improve.

We have a significant fixed-cost component and expenses associated with owning and operating hotels, which do not necessarily decrease when circumstances such as market factors cause a reduction in revenue for the property. As a result, changes in RevPAR can result in a greater percentage change in our earnings and cash flows. In response to the decline in the operations of our hotels in 2002 and 2001, we have been working with our hotel managers to achieve cost reductions at the properties, and we believe that these efforts have slowed the decrease in our operating margins. Although some of these cost savings may not be permanent, we believe that we have achieved some meaningful long-term efficiencies. In the future, margin improvement will generally be dependent upon revenue growth as additional cost reductions may be difficult to obtain and, as noted above, we expect that certain of our costs will increase at a rate greater than inflation in 2003.

As of December 31, 2002, we were under the 2.0 to 1.0 EBITDA-to-cash interest coverage ratio required under the senior notes indenture. As a result, distributions on both common and preferred OP Units were restricted to the minimum amount of distributions required for Host REIT to maintain REIT status. Required distributions for 2002 were satisfied in part by payment of distributions on the preferred OP Units in 2002. We believe that the remaining 2002 distribution requirement should largely be satisfied by the payment of distributions expected to be declared on preferred OP Units in the first, second and third quarters of 2003. We may, however, also need to pay a nominal common OP Unit distribution in 2003 to the extent necessary to satisfy any remaining 2002 distribution requirement. The payment of any additional distribution on either common or preferred OP Units will depend on 2003 operating performance and its impact on taxable income and whether our EBITDA-to-cash interest coverage ratio is at least 2.0 to 1.0 coverage for 2003.

Results of Operations

Beginning January 1, 2001, we reported gross property level sales from the majority of our hotels, and our expenses included all property level costs including depreciation, management fees, real and personal property taxes, ground rent, equipment rent, property insurance and other costs. Our revenues for 2000 represent rental income on leases of our hotels. Expenses during 2000 represent specific owner costs, including real estate and property taxes, property insurance and ground and equipment rent. As a result, our 2002 and 2001 results are not comparable to the historical reported amounts for 2000.

2002 Compared to 2001

Revenues.    Hotel sales declined $50 million, or 1.4%, to approximately $3,579 million for 2002 from $3,629 million in 2001. The $50 million decrease in hotel sales for 2002 primarily reflects the decrease in RevPAR for our properties of 4.9% to $100.74. While the decrease in RevPAR is due in part to the reduction in business and leisure travel, it is also the result of the change in business mix at our properties. Transient business, which includes the corporate and premium business segments, which generally pay the highest average room rates has decreased by over 3% since 2000 as a percentage of room sales. Our managers have partially offset this decline with additional group and contract business and other segments that have lower average room rates. As a result, while occupancy has increased slightly, the average room rate has declined significantly. We believe these trends will continue to affect our operations until the economy strengthens and business travel increases.

Rental income decreased $35 million, or 25.7%, to $101 million for 2002 from $136 million in 2001. Rental income for 2002 and 2001 includes: 1) lease income from our limited service hotel leases of $71 million and $77 million, respectively, 2) lease income from full-service hotel leases of $24 million and $53 million, respectively, and 3) office space rental income of $6 million for both years. We repurchased the lessee entities with respect to four of the remaining five full-service hotels leased to third parties effective June 16, 2001 and terminated those leases for financial reporting purposes. As a result, we currently record rental income with respect to only one full-service hotel.

Operating Costs and Expenses.    Operating costs and expenses decreased $20 million, or .6%, to $3,214 million in 2002 compared to 2001. This decrease is primarily the result of our efforts and those of our managers to control operating costs at the hotels and the overall decline in occupancy. However, overall our comparable hotel operating profit margin decreased 1.8 percentage points. Rental expense during 2002 and 2001 for our limited service hotel leases was $70 million and $71 million, respectively, and office space expense was $3 million for both periods. These expenses are included in other property-level expenses on the consolidated statements of operations. As previously discussed, we believe that operating margins will likely decline in 2003 as a result of total costs increasing at a rate greater than total revenues. In particular, we expect that costs such as wages, benefits and insurance will increase at a rate greater than inflation.

Corporate Expenses.    Corporate expenses decreased by $2 million, or 6.3%, to $30 million in 2002 compared to 2001. The decrease in expenses was principally due to a decrease in stock-based compensation.

Host REIT has stock-based compensation plans under which it may award to participating employees options to purchase shares of Host REIT’s common stock, Host REIT’s deferred shares of Host REIT common stock or restricted shares of Host REIT common stock as well as an employee stock purchase plan. The restricted shares issued to certain officers and key executives vest over a three-year period in annual installments based on continued employment and the attainment of performance criteria established by Host REIT’s Compensation Policy Committee. These shares are subject to market adjustments that result in compensation expense (benefit) on a quarterly basis. As a result of the decline in Host REIT’s stock price and our operations in 2002, certain performance thresholds were not met, and a portion of these shares previously granted were forfeited, resulting in the reversal of expense previously recognized and a reduction in 2002 overall expenses.

Minority Interest Expense.    For 2002 and 2001, we recognized minority interest expense of $8 million and $16 million, respectively. The variance in minority interest expense is due to the decrease in our results of operations as described above.

Discontinued Operations.    During January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender in a non-cash transaction. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted January 1, 2002, we classified the hotel’s operating results as discontinued operations in all periods presented. As a result, at December 31, 2002 and 2001, we recorded income, net of taxes, of $7 million and a loss of $3 million, respectively, as discontinued operations.

Extraordinary Gain.    During 2002, we recorded an extraordinary gain, net of tax, of $6 million, representing the extinguishment of debt on the St. Louis Marriott Pavilion. During 2001, we recorded an extraordinary loss, net of tax, of $2 million representing the write-off of deferred financing costs and certain fees paid to our lender in connection with renegotiations of the credit facility, as well as the refinancing of the mortgage debt on our Canadian properties.

2001 Compared to 2000

Revenues.    As discussed above, our revenues and operating profit for 2001 are not comparable to 2000, due to our acquisition of the lessee entities by our wholly owned taxable REIT subsidiary. The table below presents gross hotel sales for the years ended December 31, 2001 and 2000. For 2000, gross hotel sales were used as the basis for calculating rental income. The data is presented in order to facilitate an investor’s understanding and comparative analysis of the operations of our properties and does not represent our revenues for these periods.

	Year Ended
	December 31, 2001	December 31, 2000
	(in millions)
Hotel sales
Rooms	$2,550	$2,877
Food and beverage	1,173	1,309
Other	306	323

Total hotel sales	$4,029	$4,509

The $480 million decrease in hotel sales for 2001 primarily reflects the decrease in RevPAR for our properties of 13.7% to $105.96. Room sales also declined as a result of the loss of sales from the New York

Marriott World Trade Center and the New York Marriott Financial Center due to the terrorist acts of September 11, 2001. The declines were partially offset by incremental revenues provided by the 500-room expansion at the Orlando Marriott, which was placed in service in June 2000, and the addition of three hotels as a result of our consolidation of Rockledge Hotel Properties, Inc. (“Rockledge”) and Fernwood Hotel Assets, Inc. (“Fernwood”) as of March 24, 2001.

The decline in RevPAR during 2001 was generally due to a decrease in occupancy of 7.7 percentage points and a 4.1% decrease in room rates for the year. As a result of decreased hotel sales, we directed our managers to implement cost cutting measures and revenue enhancement programs at the property level during the second quarter in order to stabilize operating profit margins. These measures included increasing labor efficiency, particularly at the managerial level and in the food and beverage area at the hotels, reducing discretionary expenses in rooms, food and beverage, and repairs and maintenance and reducing energy consumption. While we believe these measures were moderately successful profit margins on our portfolio of hotels still decreased 3.0 percentage points for 2001.

Corporate Expenses.      Corporate expenses decreased by $10 million, or 24%, as a result of corporate cost cutting during 2001 and a decrease of $6 million in compensation expense related to Host REIT’s employee stock plans.

Lease Repurchase Expense.    In connection with the definitive agreement with Crestline in November 2000 for the purchase of the leasehold interests with respect to 116 hotels, we recorded a nonrecurring loss provision of $207 million. In 2001, as a result of the purchase of four additional leasehold interests, we recognized a loss of $5 million.

Minority Interest Expense.    For 2001 and 2000, we recognized minority interest expense of $16 million and $27 million, respectively. The variance is primarily due to the decrease in our results of operations as described above.

Equity in Earnings of Affiliates.    Equity in earnings of affiliates decreased $24 million, or 89%, to $3 million for 2001. The decrease is principally due to the acquisition and consolidation of two subsidiaries on March 24, 2001.

Provision for Income Taxes.    For the year ended December 31, 2001, we recorded an income tax provision of $9 million, a change of $107 million, from the $98 million income tax benefit in 2000. The change is primarily due to the $82 million benefit taken during 2000 due to the recognition of the income tax asset as a result of the purchase of the leasehold interests with respect to 116 hotels. Also, during 2001 and 2000, we favorably resolved certain tax matters and recognized $16 million and $32 million, respectively, related thereto as a benefit to our tax provision.

Liquidity and Capital Resources

Our principal sources of cash are cash from operations, the sale of assets, borrowings under our credit facility and our ability to obtain additional financing through various financial markets. Our principal uses of cash are for payments of debt, capital expenditures, asset acquisitions, operating costs, corporate expenses and distributions to our OP Unit holders. We believe our sources of cash will be sufficient to meet our current liquidity needs.

As of December 31, 2002, we had $361 million of cash and cash equivalents, which was an increase of $9 million over our December 31, 2001 balance. In addition, we have $133 million of restricted cash as a result of lender and management agreement restrictions. Additionally, approximately $171 million of our available cash and cash equivalents is held by our wholly-owned taxable REIT subsidiaries. The distribution of this cash to us could, under certain circumstances, increase our current or future income tax expense and/or the amounts Host REIT is required to distribute to maintain its status as a REIT.

On July 25, 2002, we completed the renegotiation of the management and other agreements on 102 of our Marriott and Ritz-Carlton branded hotels, providing us with expanded approval rights over operating and capital budgets. In addition to these modifications, we expanded the pool of hotels subject to an existing agreement that allows us to sell assets unencumbered by a Marriott management agreement without the payment of termination fees. The revised pool includes 46 assets, 75% (measured by EBITDA) of which may be sold over approximately a ten-year or greater period (and 22.5% (measured by EBITDA) of which may be sold unencumbered by the Marriott brand). These changes were effective as of December 29, 2001. We have also completed the renegotiation of the management agreements on our four Swissôtel management contracts, and have the ability to terminate two management agreements immediately and the remaining two over the next five years. We believe that the modifications to the Swissôtel agreements together with our revised agreements with Marriott International will enhance our ability to dispose of our non-core assets more efficiently.

As part of the renegotiation with Marriott International, we also reduced the amount of working capital required and expanded an existing agreement that allowed us to fund furniture, fixtures and equipment expenditures as incurred from one account that we control rather than depositing funds into individual escrow accounts for each hotel. As a result, an additional $125 million in cash became available for our general use effective July 25, 2002. At that time, approximately $75 million of funds returned to us were previously held in furniture, fixtures and equipment escrows to fund capital expenditures. While we continue to be obligated to fund capital expenditures as such expenditures are approved by us, this modification has enabled us to use the available funds for general corporate purposes.

We will continue to maintain higher than normal cash balances in 2003 because we believe that the war in Iraq could adversely affect the economy and in particular the lodging industry, which would result in further decline in our operations. We believe that increased operating performance levels, specifically increased levels of business travel demand, would signal an opportunity to lower our cash balances through debt prepayments or asset acquisitions. While we currently have $300 million of availability under our credit facility and have no amounts outstanding thereunder, our forecast of operations indicates that we may fail to meet certain maintenance covenants for the credit facility during the second quarter of 2003. As a result, we expect to modify our financial covenants in the credit facility.

Approximately $116 million of our mortgage debt matures, and $102 million of regularly scheduled amortization on our mortgage debt occurs, prior to 2005. We have no other significant refinancing requirements until 2005.

We remain interested in pursuing single asset and portfolio acquisitions and have discussed the possibility of these transactions with several interested parties. We believe there will be opportunities over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in hard to duplicate urban, convention and resort locations. However, we cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain transaction financing.

We will continue to pursue opportunities to dispose of non-core assets that are not consistent with our portfolio strategy. During 2003, we expect to continue to have discussions with potential buyers for certain of our non-core hotels. We believe that, if consummated, sales of non-core properties transactions could result in net proceeds of between $100 million to $250 million. We intend to use the proceeds from dispositions to repay debt, though we could also elect to invest in our current portfolio or to acquire additional hotels. However, there can be no assurance that these dispositions will occur.

Cash provided by Operations.    During 2002, our cash provided by operations increased by $91 million when compared to 2001. The increase over the prior year is partly due to an agreement we negotiated with Marriott International under which $50 million in cash became available to us because of a reduction in working capital requirements under our revised management agreements and the use of $208 million of operating cash in 2001 for the purchase of the lessee interests previously leased to Crestline. The overall increase in cash provided by operations was partially offset by the declining operating results at the hotels during 2002.

Cash used in Investing Activities.    Based on our assessment of the current operating environment and to conserve capital, we continued our disciplined approach to capital expenditures during 2002. As a result, renewal and replacement capital expenditures at our properties have decreased by approximately $60 million, or 29%, when compared to the same period in 2001. Despite these decreases, we have focused on property maintenance and selected improvements designed to maintain appropriate levels of quality. As a result of the changes in our agreements with Marriott International, approximately $75 million of funds previously held in escrow accounts for capital expenditures at certain properties has been returned to us. On June 14, 2002, we acquired the Boston Marriott Copley Place in Boston, Massachusetts for a purchase price of $214 million, which included the assumption of $97 million of mortgage debt.

We completed the sale of the Ontario Airport Marriott on January 24, 2003 for $26 million to the Westbrook Fund IV Acquisitions, LLC. We used the proceeds of this sale to retire certain of our debt.

The following table summarizes significant investing activities which were completed during the first quarter of 2003 and for the years 2002 and 2001 (in millions):

Transaction Date	Description of Transaction	Sale/ (Investment) Price
January 2003	Sale of Ontario Airport Marriott	$26
June 2002	Purchase of the 1,139-room Boston Marriott Copley Place	(214)
January 2002	Development of the 295-room Golf Lodge at The Ritz-Carlton, Naples	(75)
December 2001	Sale of Vail Marriott Mountain Resort and the Pittsburgh City Center Marriott	65
June 2001	Addition of a spa facility at the Marriott Harbor Beach Resort	(8)
June 2001	Purchase of minority ownership interest(1)	(60)
April 2001	Addition of a spa facility at The Ritz-Carlton, Naples	(25)
March 2001	Purchase of 100% of the voting interest in Rockledge and Fernwood(2)	(2)

(1)	The limited partner interests relate to seven full-service hotels.
(2)	The voting interests were previously held by the Host Marriott Statutory Employee/Charitable Trust. Prior to the acquisition, we held a 95% non-voting interest in each company. As a result of the acquisition we consolidated three full-service hotels, one of which was transferred to the lender in 2002.

Cash used in Financing Activities.    During 2002, the cash used in financing activities primarily consisted of principal repayments on debt of $63 million and preferred OP Unit distributions of $35 million. On December 20, 2002, the Board of Directors of Host REIT declared a quarterly cash distribution of $0.625 per unit for each class of preferred OP Units, which was paid on January 15, 2003 to unitholders of record on December 31, 2002. We did not declare a distribution on our common OP Units during 2002.

We are aware that certain of our outstanding senior notes are currently trading at a discount to their respective face amounts. To reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may from time to time purchase senior notes for cash through open market purchases, privately negotiated transactions or by conducting a tender offer. Host REIT’s Board of Directors has authorized the repurchase of up to $150 million of our senior notes from the proceeds of any dispositions. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. During March 2003, we purchased $8 million of our 9.25% senior notes at par.

The following table summarizes significant financing activity, except for the credit facility, payment of distributions and non-cash equity transactions (all of which are discussed below), during the first quarter of 2003 and for the years 2002 and 2001 (in millions):

Transaction Date	Description of Transaction	Transaction amount
March 2003	Retired a portion of 9.25% senior notes due in 2007	$(8)
January 2003	Partial prepayment of The Ritz-Carlton, Naples and Buckhead mortgage	(17)
September 2002	Retired 9.5% senior notes due in 2005(1)	(13)
January 2002	Purchase of interest rate cap(2)	(3)
December 2001	Issuance of Series H senior notes(3)	450
October 2001	Retired San Antonio Marriott Riverwalk mortgage loan	(17)
August 2001	Proceeds from the Canadian mortgage loan(4)	97
August 2001	Retired The Ritz-Carlton, Amelia Island mortgage loan(4)	(88)
March 2001	Issuance of Class C cumulative redeemable preferred OP Units(5)	143

(1)	We retired the remaining $13 million of these senior notes at approximately 101% of par. We recorded a nominal loss on the retirement.
(2)	This agreement caps the floating interest rate at 14% for the swap agreement for the Series I senior notes.
(3)	Proceeds from the Series H senior notes were used to repay the outstanding balance on the credit facility. Additionally, we entered into an interest rate swap agreement with regards to this principal balance, as discussed below. These notes were exchanged in June 2002 for Series I senior notes on a one-for-one basis and are substantially identical to the Series H senior notes and are freely transferable by the holders.
(4)	A Canadian subsidiary entered into a financing agreement pursuant to which it borrowed $97 million. The Calgary Marriott, Toronto Airport Marriott, Toronto Marriott Eaton Centre and Toronto Delta Meadowvale hotels serve as collateral. The proceeds from this financing were used to refinance existing indebtedness on these hotels, as well as to repay the $88 million mortgage note on The Ritz-Carlton, Amelia Island hotel.
(5)	On March 27, 2001, we issued approximately 6.0 million units of 10% Class C cumulative redeemable preferred OP Units for net proceeds of $143 million. Holders of the Class C Preferred OP Units are entitled to receive cumulative cash distributions at a rate of 10% per year of the $25 per unit liquidation preference.

Debt.    As of December 31, 2002, our total consolidated debt was approximately $6.1 billion. We have $136 million in principal amortization and debt maturities due during 2003 and $2.4 billion in principal amortization and debt maturities due over the next five years. The weighted average interest rate of all our debt is approximately 7.8% and our current average maturity is 7.0 years. Additionally, 91% of our debt has a fixed rate of interest as of December 31, 2002. Over time, we expect to increase the proportion of floating rate debt in our capital structure to 20% to 25% of our total debt, although there can be no assurances that we will be able to achieve this result on terms acceptable to us. In December 2001, in order to take advantage of low, short-term interest rates, we entered into an interest rate swap agreement (described in “Derivative Instruments”) to convert the fixed rate of the Series H senior notes, which were subsequently exchanged into Series I senior notes, to a floating rate. In January 2002, we entered into a separate cap arrangement to limit our exposure to interest rate increases on this floating rate swap (described in “Derivative Instruments”). We continue to evaluate our mix of fixed rate and floating rate debt and, to the extent we deem it appropriate, we may enter into additional interest rate swap agreements related to some of our fixed rate debt.

In March 2003, we purchased $8 million of 9.25% senior notes due in 2007 at par, and we immediately retired the notes. On January 30, 2003, we prepaid $17 million of mortgage debt related to two of our Ritz-Carlton properties. On September 16, 2002, we called $13 million of 9.5% senior notes due in May 2005 at 101% of par. We immediately retired the notes and recorded an extraordinary loss of $150,000 on the early retirement of the debt, which is presented in the statement of operations, net of $6 million extraordinary gain on extinguishment of debt related to the transfer of the St. Louis Marriott Pavilion to the lender.

On June 6, 2002, we entered into a credit facility that provides an aggregate revolving loan commitment amount of up to $400 million ($300 million of which is available currently, with the balance becoming available to the extent that our leverage ratio meets a specified level.) The credit facility has an initial three-year term with an option to extend for an additional year if certain conditions are met. Interest on borrowings under the credit facility will be calculated based on a spread over LIBOR ranging from 2.50% to 3.75%. The rate will vary based on our leverage ratio. We are required to pay a quarterly commitment fee that will vary based on the amount of unused capacity under the credit facility. Currently, the commitment fee is .55% on an annual basis for available capacity and .10% on additional capacity. As of March 1, 2003, we have not drawn on the credit facility.

In addition to the customary affirmative and negative covenants and restrictions, the credit facility contains covenants that require us to maintain leverage ratios below specified levels as well as interest, fixed charges and unsecured interest coverage ratios above specified levels. While we are currently in compliance with these maintenance covenants, our current forecasts indicate that we may fail to meet certain of these ratios during the second quarter of 2003. As a result, we expect to modify the financial covenants in our credit facility. We do not have any amounts outstanding under the credit facility in advance of seeking a modification and we believe that this will facilitate us in reaching an agreement with our lenders with regard to such a modification. There can be no assurances, however, that we will, in fact, reach such an agreement. In addition, any additional covenants could have an impact on our ability to conduct our operations.

Under the terms of the senior notes indenture and the credit facility, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including an EBITDA-to-cash interest coverage ratio of at least 2.0 to 1.0. Beginning in the third quarter of 2002, we have not met this interest coverage ratio incurrence test. As a result, our ability to incur indebtedness is limited to indebtedness specifically permitted under the credit facility and the senior notes indenture, such as borrowings under the credit facility and borrowings in connection with a refinancing of existing debt. Our failure to meet this interest coverage ratio also restricts our ability to pay distributions on our common and preferred OP Units, except to the extent necessary to Host REIT to maintain its status as a REIT. We are currently considering several options to improve our interest coverage. These options could include, among others, retiring existing debt, swapping certain of our fixed interest rate debt for lower floating interest rate debt or acquiring properties with low or no indebtedness. There can be no assurance that these options will be available to us, or if available, that these options would be economically justifiable to implement.

We have approximately $3.2 billion of senior notes outstanding that are currently rated by Moody’s and Standard & Poor’s. As a result of the significantly reduced operating levels which followed the September 11, 2001 terrorist attacks and the economic slowdown, the ratings on these senior notes and the senior notes issued by many other lodging companies were downgraded and placed on negative credit watch. On February 13, 2003, Standard and Poor’s downgraded its rating on our senior debt from BB- to B+. At the same time, Standard & Poor’s also downgraded its rating on Host REIT’s preferred stock from B- to CCC+. The other rating agency affirmed our rating, but if operating results continue to decline, they will be more likely to downgrade their rating on our debt. While we have no significant senior note maturities until 2005, if operations were to decline further, or if our credit ratios do not otherwise improve, our senior notes could be downgraded further. If we were unable to subsequently improve our credit ratings, our cost to issue additional senior notes, to refinance this debt as it comes due or to issue additional preferred OP Units would likely increase.

All of our mortgage debt is recourse solely to specific assets except for fraud, misapplication of funds and other customary recourse provisions. We have thirty assets that are secured by mortgage debt. Twelve of these assets are secured by mortgage debt that contains restrictive covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The impact of these covenants is discussed below.

Eight of our hotel properties secure a $609 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-though certificates, which we refer to as the CMBS Loan. These hotels securing the

CMBS Loan are the New York Marriott Marquis, the San Francisco Airport Hyatt Regency, the Cambridge Hyatt Regency, the Reston Hyatt Regency, and the Swissôtels in Boston, New York, Atlanta and Chicago, which we refer to as the CMBS Portfolio. The CMBS Loan contains a provision that requires the mortgage servicer to retain the excess cash from the CMBS Portfolio after payment of debt service if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. Annual debt service is approximately $64 million. As a result of the effect on operations of the September 11, 2001 terrorist attacks and the economic slowdown, this provision was triggered beginning in the third quarter of 2002 and will remain in effect until the CMBS Portfolio generates the necessary minimum cash flow for two consecutive quarters, at which point, the cash that has been escrowed will be returned to us. As of December 31, 2002, approximately $10 million of cash has been escrowed. Additional amounts will be escrowed, and these amounts may be significant. There can be no assurance that the CMBS Portfolio will reach the minimum cash flow for the required period of time so that the cash will be released.

On July 12, 2002, we modified the terms of the mortgage debt secured by our four Canadian properties. Under the terms of this modification, we have agreed to escrow the excess cash flow from these hotels on a retroactive basis effective December 29, 2001. To the extent that cash flow available for debt service for the twelve months ended March 28, 2003 is insufficient to achieve a specified debt-service coverage level, some or all of the escrowed excess cash flow will be applied to the outstanding balance of this debt. Thereafter, excess cash flow will continue to be applied to the outstanding balance to the extent necessary to achieve the specified level of debt service coverage. As of December 31, 2002, approximately $7 million of cash is escrowed in connection with this provision. The majority of the balance will be applied to the outstanding balance of the indebtedness and that the balance of the escrow will be released to us. Thereafter, we do not expect to be required to apply additional amounts of excess cash flow to the outstanding balance of the debt. However, if actual results fall short of the current forecast, additional amounts may be escrowed, which would result in additional principal repayments being made.

Derivative Instruments.    Historically, our debt has primarily been fixed rate including all of our previous series of senior notes. We have increased the amount of our exposure to variable rate instruments with the issuance of our Series H senior notes, which were subsequently exchanged into Series I senior notes, by using a derivative product. On December 20, 2001, we entered into an interest rate swap agreement, maturing in January 2007. Under the swap, we receive fixed-rate payments at 9.5% and pay floating-rate payments based on one-month LIBOR plus 4.5% on a $450 million notional amount. On January 4, 2002, in a separate agreement with a different counterparty, we purchased an interest rate cap for $3 million with the same notional amount which caps the floating interest rate at 14%.

Our Canadian subsidiaries entered into financing agreements pursuant to which they borrowed $96.6 million due August 2006 at a variable rate of LIBOR plus 2.75%. Since the mortgage loan on these Canadian properties is denominated in U.S. Dollars and the functional currency of the Canadian subsidiary is the Canadian Dollar, we purchased derivative instruments for hedging of the foreign currency investment. Additionally, we purchased a separate interest rate cap relating to $48.3 million of the debt for approximately $400,000, which effectively capped the interest rate at 10.75%. See Item 7a. “Quantitative and Qualitative Disclosure about Market Risk,” for additional information on these derivative instruments.

Lease Obligations

HPT Leases.    Prior to 1997, we divested certain limited-service hotel properties through the sale and leaseback of 53 Courtyard by Marriott properties and 18 Residence Inn properties to Hospitality Properties Trust, or HPT. As part of the REIT conversion, the Courtyard and Residence Inn properties were subleased to subsidiaries of Crestline. The properties are managed by Marriott International under long-term management agreements. Rent payable by Crestline under the non-cancelable subleases consists of the minimum rent payable under the HPT leases plus an additional percentage rent based upon sales levels and is guaranteed by Crestline up to a maximum amount of $30 million.

Other Lease Activities.    Additionally, we have lease and sublease activity relating to HMC’s former restaurant operations for which we remain either directly or contingently liable. As of December 31, 2002, the expected sublease rental income for the restaurant operations exceeded our lease liability. For a more detailed discussion of our lease obligations, see Note 9 to the consolidated financial statements.

Contractual Obligations

The table below summarizes our obligations for principal payments on our debt and future minimum lease payments on our operating and capital leases (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	$6,117	$136	$642	$1,645	$3,694
Capital Lease Obligations(2)	16	5	10	1	—
Operating Lease Obligations(3)	2,030	110	208	195	1,517

Total	$8,163	$251	$860	$1,841	$5,211

(1)	The amounts shown include amortization of principal and debt maturities on our debt as well as discounts of $6 million on our senior notes. The amounts do not include $16 million of capital lease liabilities.
(2)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants of $3 million, payable to us under non-cancelable subleases. The lease payments also include interest payable of $3 million.
(3)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants and HPT subleases of $36 million and $657 million, respectively, payable to us under non-cancelable subleases.

Investments in Affiliates

We own certain investments which we do not consolidate and, accordingly, are accounted for under the equity method of accounting in accordance with our accounting policies as described in Note 1 to the consolidated financial statements. We have included the table below and the following discussion to provide investors with additional information on these investments. Investments in affiliates consist of the following as of December 31, 2002:

	Ownership Interests	Investment	Debt	Assets
		(in millions)
CBM Joint Venture LLC	50%	$76	$911	120 Courtyard hotels
JWDC Limited Partnership	55%	37	95	JW Marriott, Washington, D.C.
Tiburon Golf Ventures, L.P.	49%	20	—	36-hole golf course

Total		$133	$1,006

One of our wholly-owned taxable REIT subsidiaries continues to own a 50% interest in a joint venture with Marriott International that owns, through two limited partnerships, 120 Courtyard by Marriott properties totaling approximately 17,550 rooms. The joint venture, CBM Joint Venture LLC, had approximately $911 million of debt at December 31, 2002. This debt is comprised of first mortgage loans secured by the properties owned by the two partnerships, senior notes secured by the ownership interest in one partnership and mezzanine debt with a face amount of $200 million. Amortization for the mortgage debt was approximately $30 million for the year ended December 31, 2002. The mezzanine debt is an obligation of the joint venture and was provided by an affiliate of Marriott International. All of the debt is non-recourse to, and not guaranteed by, us or any of our subsidiaries.

RevPAR at the Courtyard hotels declined 9.9% in 2002. Based on our current forecasts for 2003, we expect that these hotels will generate sufficient cash flow from operations to fund the respective debt service obligations of the two partnerships. However, because of seasonality issues, one of the partnerships is expected to make use of a senior note debt service reserve, as well as certain rights to require repayment to the partnership of certain expenses previously paid and subordination provisions for current payments in its ground leases and management agreements. In addition, we anticipate that the joint venture will defer interest payments on the mezzanine debt at least until the second half of 2003. Deferral of the interest payments due on the mezzanine debt is not a default. To the extent deferred, unpaid balances are added to principal and earn interest at 13%. As of December 31, 2002, the partnerships and the joint venture maintained aggregate cash balances of approximately $23 million.

We currently have a non-controlling investment in a partnership that owns the JW Marriott hotel in Washington, D.C. The partnership, JWDC Limited Partnership, is the borrower under a $95.3 million mortgage loan that matures in December 2003. The mortgage is secured by the hotel and is non-recourse to us. Between January 15, 2003 and June 30, 2003, we have the option to purchase the 44.4% limited partner interest of one of the partners for the fair value of the interest (approximately $3 million). We also have the option to purchase our co-general partner’s 1% general partner interest for the lesser of $375,000 or fair value of the interest in the second quarter of 2003. Absent other circumstances, we intend to exercise these rights and will begin to consolidate the partnership, at which time we will repay or refinance the mortgage loan.

We currently have a 49% interest in Tiburon Golf Ventures, L.P., which owns the 36-hole Greg Norman-designed golf course surrounding The Ritz-Carlton, Naples Golf Resort.

We own minority interests in two partnerships. One owns the Budapest Marriott, and the other owns the Des Moines Marriott. We also own minority preferred shares in STSN, Inc., a technology service provider company. As a result of operating losses at these investments, we wrote the carrying value down to zero prior to January 1, 2000. Further, we have not received any distributions from these investments. We do not have any guarantees or commitments in relation to any of these interests. We do incur immaterial expenses related to these investments. If we are able to dispose of these investments, we will recognize a gain in an amount equal to the proceeds received.

During the second and third quarters of 2002, we sold our 1% general partner interests in the Marriott Residence Inn Limited Partnership and Marriott Residence Inn II Limited Partnership, which owned 15 and 23 Residence Inn properties, respectively.

For a more detailed discussion of our other real estate investments, which includes a summary of the outstanding debt balances of our affiliates, see Note 4 to the consolidated financial statements.

Guarantees

We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•	We remain contingently liable for leases on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of rental payments. The amount is approximately $48 million as of December 31, 2002.

•

In connection with the sale of the El Paso Marriott hotel in 1999, we provided a guarantee to the City of El Paso in the event the purchaser, Columbia Sussex, defaults on bonds supported by the cash flows from the hotel. However, the purchaser also provided a standby letter of credit, a corporate guaranty and has been making sinking fund deposits, all of which would serve as collateral to the extent our guarantee was called. Our guarantee supports the $14 million of bonds outstanding as of December 31, 2002. We have elected to exercise our right under the guarantee to require Columbia Sussex to retire the bonds prior to June 14, 2003. We are obligated to pay a 1%, or $140,000, prepayment penalty in connection with the early retirement of this debt at the time of such retirement.

•	We are obligated under the partnership agreement (and various tax-sharing agreements with former affiliated entities) to pay all taxes (federal, state, local and foreign—including any related interest and penalties) incurred by us, as well as any liabilities that the IRS successfully may assert against us and under certain circumstances against former affiliated entities. As the potential liability is based in part on a finding by a specific taxing authority, these amounts cannot be estimated at this time.

•	In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We spun-off the partnership as part of Crestline in the REIT conversion, but we remain obligated under a guarantee of interest and principal with regard to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Crestline, who is indemnified by the subsequent purchaser of the facility.

Insurance

Insurance Recovery and Revenue Recognition for the Terrorist Acts.    We are working closely with our insurance companies to resolve our claims related to the destruction of the Marriott World Trade Center and the damage to the New York Marriott Financial Center, including negotiating insurance payments for property damage, as well as business interruption. At the same time, we are working with the Port Authority of New York and New Jersey, or Port Authority, and the Lower Manhattan Development Corporation to determine how the World Trade Center site in New York will be redeveloped, though we anticipate that it will be several years before these issues are resolved. In accordance with accounting rules, we wrote off the $129 million net book value of the World Trade Center hotel in the fourth quarter of 2001 and recorded a corresponding receivable for property insurance proceeds due to us under the terms of our insurance contract.

Our property insurance policy covering the Marriott World Trade Center provides payment of full replacement costs to rebuild the hotel. We are required to rebuild the hotel under the terms of our ground lease with the Port Authority and are currently developing an estimate of the replacement cost of the hotel. Should the plan developed for the World Trade Center site not include a hotel, we have two options under our insurance policy: first would be to apply the replacement cost to acquiring or constructing a hotel at another location; second would be to accept a lesser amount as defined in the insurance policy and not be required to apply that amount toward the acquisition or development of a hotel. We have received minimal insurance proceeds for property damage at the Marriott World Trade Center and, to the extent that we receive additional funds, they will be held in escrow by a trustee until there is a final resolution on rebuilding.

We reopened the New York Marriott Financial Center on January 7, 2002. We have received a total of approximately $6 million in insurance proceeds for property damage to this hotel, which have been used to pay for building repairs.

We expect to continue to receive business interruption proceeds for what we believe our operating results would have been at the Marriott World Trade Center absent the terrorist attacks, although the timing of the receipt of some of these proceeds cannot be determined with certainty.

Since September 11, 2001, we have received $35 million in business interruption insurance with respect to the two hotels. These proceeds have been offset by $12.1 million of operating expenses for the same period, primarily representing net operating losses at the New York Marriott Financial Center, ground lease payments at the Marriott World Trade Center and severance and other payroll costs. As a result of the resolution of certain contingencies related to a portion of the insurance recoveries, we were able to recognize approximately

$17 million of income associated with business interruption insurance on these two properties during 2002, which is recorded in other hotel sales on the consolidated statements of operations.

Insurance Coverage.    Certain of our lenders require us to obtain adequate or full replacement cost “all-risk” property insurance through insurers that maintain certain ratings from Standard & Poor’s, A.M. Best or other rating agencies. During the annual renewal of our property insurance policies, which was completed during the second quarter of 2002, our managers and/or brokers purchased the property insurance program that was commercially reasonable and available at that time. However, we were unable to obtain full and complete terrorism insurance coverage for all types of terrorist attacks, although the passage of the Terrorism Risk Insurance Act of 2002 significantly improved the levels and breadth of coverage available. Further, certain of our insurance carriers did not meet lender rating requirements at the time of the renewal. As a result of the terrorist attacks of September 11, 2001, the economic downturn and the potential for additional terrorist attacks, one of our major carriers on the Marriott International property program was downgraded by the rating agencies, thereby exacerbating the rating non-compliance issue. We have notified our lenders and they have waived the requirement or provided written assurances that they are satisfied with our insurance regarding compliance with these covenants, although the lenders have reserved the right to enforce coverage and rating requirements. If we are required to obtain new or additional insurance, or if the lenders or servicers exercise their rights to purchase such coverage on our behalf and charge us for it, it is likely that the premiums will be higher and the increase in cost could be material. For further discussion see “Risk Factors—Risks of Operations—We may be unable to satisfy the insurance requirements of our lenders given the changes in the insurance industry after the terrorist attacks of September 11, 2001.”

Insurance Coverage on Mexican Properties.    We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. One of our properties, the Mexico City Marriott Airport hotel has experienced a measurable amount of settlement during the past several years. While settlement of buildings in the region of Mexico City where the hotel is located is common and widespread, our hotel has shown different degrees of settlement in different parts of the building. While we have commenced remediation activities at this hotel, there can be no assurance that such remediation will successfully correct the uneven settlement. If we are unable to correct the uneven settlement to the satisfaction of our insurers, any resulting property loss or loss of ability to use the hotel may not be covered by insurance. The net book value of the hotel was $35 million at December 31, 2002.

FFO and EBITDA

Set forth below are two non-GAAP financial measures that we use and that we believe are useful to investors: Comparative Funds From Operations (or FFO) Available to Common Stockholders, which we refer to as Comparative FFO, and Earnings Before Interest Expense, Taxes, Depreciation and Amortization and other non-cash items, or EBITDA. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be misleading or uninformative. The National Association of Real Estate Investment Trusts, or NAREIT, adopted the definition of Funds From Operations, or FFO, in order to promote an industry-wide standard measure of REIT operating performance that would not have certain drawbacks associated with net income under accounting principles generally accepted in the United States of America, or GAAP. Management believes that the presentation of Comparative FFO (defined below) provides useful information to investors regarding our financial condition and results of operations because it is a measure of our ability to service debt, fund capital expenditures and expand our business.

However, Comparative FFO and EBITDA as presented may not be comparable to amounts calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating performance measure prescribed by GAAP. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and other items have been and will be incurred and are not reflected in the EBITDA and Comparative FFO presentations.

Comparative FFO.    NAREIT defines FFO as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate and real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Comparative FFO consists of FFO adjusted for significant non-recurring items such as the repurchase of the leasehold interests in 2000 and 2001 and tax refunds in 2002. We also adjust FFO to reflect the payment of our preferred distributions as these funds are not available to common OP unitholders, which is consistent with the calculation of net income available to common shareholders under GAAP.

EBITDA.    Management believes that the presentation of EBITDA provides useful information to investors regarding our financial condition and results of operations because EBITDA is useful for evaluating our capacity to incur and service debt, fund capital expenditures and to expand our business. Specifically, our lenders and rating agencies believe that EBITDA is a better measure of unleveraged cash flow that can be isolated by asset and is utilized to determine our ability to service debt. Restrictive covenants in our senior notes indenture and our credit facility each contain incurrence ratios based on EBITDA. Management also uses EBITDA as one measure in determining the value of acquisitions and dispositions.

As a result of the decline in operations, EBITDA decreased $84 million, or 8.9%, to $863 million in 2002 from $947 million in 2001. Comparative FFO available to common shareholders also decreased $90 million, or 21.4%, to $330 million in 2002 over 2001. The following is a reconciliation of income from continuing operations to EBITDA and Comparative FFO (in millions):

	Year Ended
	December 31, 2002	December 31, 2001
Income (loss) from continuing operations	$(32)	$62
EBITDA from discontinued operations	—	3
Interest expense	500	491
Depreciation and amortization	372	374
Minority interest expense	8	16
Income taxes	6	9
Lease repurchase expense	—	5
Equity in (earnings) losses of affiliates	9	(3)
Other changes, net	—	(10)

EBITDA of Host LP	863	947
Interest expense	(500)	(491)
Distributions on preferred OP Units	(35)	(32)
Income taxes	(6)	(9)
Partnership adjustments and other	—	13
Adjustments for discontinued operations	—	(2)
Tax benefit of lease repurchase(1)	12	10
Tax effect of nonrecurring items(2)	(4)	(16)

Comparative Funds From Operations of Host LP available to common unitholders	$330	$420

(1)	This adjustment reflects the realization of the income tax benefit from the purchase of 120 leasehold interests at year-end 2000 and June 2001.
(2)	Comparative FFO is adjusted to reflect the effect of non-recurring items in the current period tax provision/(benefit), including the resolution of prior year tax matters and other items.

Our interest coverage, defined as EBITDA divided by cash interest expense, was 1.8 times, 2.0 times and 2.4 times for 2002, 2001 and 2000, respectively. The ratio of earnings to fixed charges and preferred OP Unit distributions was 1.1 to 1.0 and 1.2 to 1.0, in 2001 and 2000, respectively. In 2002, we had a deficiency of earnings to fixed charges and preferred OP Unit distributions of $34 million, primarily due to depreciation expense. In accordance with Securities and Exchange Commission regulations, the ratio is calculated as the sum of pre-tax income from continuing operations before adjustments for minority interest and income (loss) from equity investments plus amortization of capitalized interest, distributions from equity investments and fixed charges less capitalized interest and distributions on preferred OP Units divided by fixed charges which is the sum of interest expensed and capitalized, and preferred units and the estimate of interest within rental expense. See Exhibit 12.1.

Inflation.    Our properties have been impacted by inflation through its effect on increasing costs. Unlike other real estate, hotels have the ability to set rent (room rates) levels on a daily basis, so the impact of higher inflation often can be passed on to customers. However, the current weak economic environment has resulted in a decline in demand and has restricted our managers’ ability to raise room rates to offset rising costs.

Critical Accounting Policies.    Our consolidated financial statements include accounts of the company and all consolidated subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. All of our significant accounting policies are disclosed in Note 1 to our consolidated financial statements. The following represent certain critical accounting policies that require the use of business judgment or significant estimates to be made:

•	Determination of Fair Value of Long-lived Assets. The determination of the fair value or impairment of assets is based on a number of assumptions including results of future operations and expected cash flows. Judgment is required for determining the growth rate of these properties, the need for capital expenditures, as well as specific market and economic conditions. Additionally, the timing of this determination can be affected by the classification of these assets as held-for-sale.

•	Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets. Amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The life of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of the assets.

•	Incentive Management Fees. Incentive management fees due to managers are accrued when earned, whether or not paid, based on stated formulas in management agreements. However, judgment can be required during interim reporting periods as a result of the change in allocation ratios at specified times or upon the occurrence of certain events. Fees earned on a full year basis are not affected because the management fees are determined annually; however, there can be variation among the quarters which may affect reported results.

•	Consolidation policies. Judgment is required with respect to the consolidation of partnership and joint venture entities in the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. Currently, we have investments in entities that in the aggregate own 123 hotel properties and other investments which we record using the equity method of accounting. The debt on these investments is non-recourse to the company and the effect of their operations on our results of operations is not material. For further detail on our unconsolidated entities see Note 4 to our consolidated financial statements.

New Accounting Standards.    In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” This interpretation requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003. Absent other circumstances, we believe that this interpretation will require us to consolidate the JWDC Limited Partnership, which owns the JW Marriott hotel in Washington, D.C., during 2003. For more detail on our ownership interest in the JWDC Limited Partnership, see Note 4 to our consolidated financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor’s financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor’s requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of March 1, 2003, we have not provided any guarantees that would require recognition as liabilities under this interpretation. We have disclosed guarantees in accordance with this interpretation in this report on Form 10-K.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the statement to have a significant impact on our financial position or operating results.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this standard, which primarily relate to the rescission of Statement 4, eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. We will implement the provisions of SFAS No. 145 beginning in fiscal year 2003. At the time of implementation, we will reclassify any gains or losses from debt extinguishments in prior periods as income (loss) from operations. We do not expect the statement to have a significant impact on our financial position or operating results.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets” to determine when a long-lived asset should be classified as held for sale, among other things. Those criteria specify that the asset must be available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets, and the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year. This Statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 requires that for dispositions after the Statement’s effective date, gains and losses from the dispositions of investment properties and the properties’ historical operating results will be treated as discontinued operations, and therefore, be classified separately from income from continuing operations. Prior period operating results of disposed assets previously included in continuing operations must be reclassified as discontinued operations for all periods presented, although net income is not affected. As a result of the transfer of the St. Louis Marriott Pavilion to the mortgage lender in 2002, we have restated the statement of operations for all periods presented to reflect the operations of the property as discontinued operations (See Note 12 to our consolidated financial statements). We do not expect the statement to have a significant impact on our financial position or operating results.

Change in Accounting for Stock Options

At December 31, 2002, Host REIT has two stock-based employee compensation plans, which are described more fully in Note 10 to our consolidated financial statements. Prior to 2002, Host REIT accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost relating to the employee stock option plan is reflected in 2001 and 2000 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no stock-based employee compensation cost relating to the employee stock purchase plan is reflected in 2001 and 2000 net income as the plan was considered non-compensatory under APB 25. Effective January 1, 2002, Host REIT adopted the fair value recognition provisions of the Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2002. Awards under its employee stock option plan generally vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The adoption of SFAS No. 123 did not change the calculation of stock-based employee compensation costs for shares granted under our deferred stock and restricted stock plans.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average interest rates are based on implied forward rates in the yield curve as of December 31, 2002. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are presented in U.S. dollar equivalents, which is the company’s reporting currency.

	Expected Maturity Date
	2003	2004	2005	2006	2007	There- after	Total	Fair Value
	($ in millions)
Liabilities
Debt:
Fixed Rate	$135	$81	$558	$647	$906	$3,707	$6,034	$5,992
Average interest rate	8.1%	8.1%	8.1%	8.0%	7.9%	7.8%
Variable Rate
Canadian mortgage	$1	$1	$2	$92	$—	$—	96	102
Average interest rate	4.5%	5.8%	6.7%	7.3%	—%	—%

Total Debt							$6,130	$6,094
Interest Rate Derivatives
Interest Rate Swaps
Fixed to Variable	$—	$—	$—	$—	$450	$—	$450	$40
Average pay rate	6.2%	7.6%	8.4%	9.0%	9.6%	—%
Average receive rate	9.5%	9.5%	9.5%	9.5%	9.5%	—%

Under SFAS 133, “Accounting for Derivatives and Hedging Activities,” as it relates to our derivative products, we have entered into an interest rate swap that is designated as a fair value hedge and is treated as a hedge for tax purposes. Since the requirements for hedge accounting have been met, the swap is recorded at fair value on the balance sheet with changes in the fair value recorded to the carrying value of the Series I senior notes. Additionally, the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. This interest rate swap agreement converted our payment obligations on the $450 million amount from a fixed rate to a floating rate based on one-month LIBOR plus 4.5%. A change in the LIBOR rate of 100 basis points will result in $4.5 million increase or decrease in our annual interest expense.

On January 4, 2002, in a separate agreement with a different counterparty, we purchased, for approximately $3 million, an interest rate cap with the same notional amount ($450 million) which caps the floating interest rate at 14% on the swap agreement for the Series I debt. In August 2001, we purchased an interest rate cap as part of our refinancing of $96.6 million of debt on our Canadian properties. The interest rate cap was purchased for approximately $0.4 million and is based on a notional amount ($48.3 million) which caps the floating interest rate at 10.75%. Under SFAS 133, the caps do not qualify for hedge accounting, and, therefore, will be marked to market and the gains and losses from changes in the market value of the caps will be recorded in other income or expense in the current period.

As of December 31, 2002, approximately 90% of our debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in the rate of inflation on future interest costs. We have some financial instruments that are sensitive to changes in interest rates, including our credit facility. The interest rate on our credit facility is based on a spread over LIBOR, ranging from 2.5% to 3.75%. There were no amounts outstanding on our credit facility at December 31, 2002. The weighted average interest rate for our credit facility was 5.5% for the year ended December 31, 2002. The weighted average interest rate for the prior credit facility was 4.4% for the year ended December 31, 2001. The prior credit facility was repaid in full in December 2001 with the net proceeds from the offering of the Series H senior notes, which were subsequently exchanged for Series I senior notes, and a portion of the proceeds from the sale of two properties.

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

	Expected Maturity Date
	2003	2004	2005	2006	2007	There- after	Total	Fair Value
Anticipated Transactions and Related Derivatives
Foreign Currency Forward
Exchange Agreements Contract Amount, in millions	$8.3	$8.9	$9.2	$97.0	$—	$—	$123.4	$127.2
Average Contractual Exchange Rate	1.56	1.56	1.57	1.57	—	—

On August 30, 2001, our Canadian subsidiaries entered into a mortgage loan pursuant to which they borrowed $96.6 million (denominated in U.S. dollars) at a variable rate of LIBOR plus 2.75%. The Calgary Marriott, Toronto Airport Marriott, Toronto Marriott Eaton Centre, and Toronto Delta Meadowvale hotels serve as collateral for this financing. In addition, since the mortgage loan on these Canadian properties is denominated in U.S. Dollars and the functional currency of the Canadian subsidiaries is the Canadian Dollar, the subsidiaries entered into currency forward contracts to hedge the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments. This swap has been designated as a cash flow hedge of the debt service payments, and the forward contracts are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. The fair value of the forward contracts is recorded each period. The weighted average interest rate for this mortgage loan was 4.6% and 5.5%, respectively, for the years ended December 31, 2002 and 2001. The fair value of the forward contracts was $3.8 million and $1.5 million, respectively, at December 31, 2002 and 2001.

Item 8.    Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Marriott, L.P.

INDEPENDENT AUDITORS’ REPORT

The Partners

Host Marriott, L.P.:

We have audited the accompanying consolidated balance sheets of Host Marriott, L.P. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners’ capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule III as listed in the index as Item 15(a)(ii). These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott, L.P. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1, the Partnership adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets in 2002.

KPMG LLP

McLean, Virginia

February 24, 2003

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(in millions)
ASSETS
Property and equipment, net	$7,031	$6,999
Notes and other receivables (including amounts due from affiliates of $6 million and $6 million, respectively)	53	54
Due from managers	82	141
Investments in affiliates	133	142
Other assets	518	532
Restricted cash	133	114
Cash and cash equivalents	361	352

	$8,311	$8,334

LIABILITIES AND PARTNERS’ CAPITAL
Debt
Senior notes	$3,247	$3,235
Mortgage debt	2,289	2,261
Convertible debt obligation to Host Marriott Corporation	492	492
Other	102	106

	6,130	6,094
Accounts payable and accrued expenses	118	121
Other liabilities	252	320

Total liabilities	6,500	6,535

Minority interest	92	108
Limited partnership interests of third parties at redemption value (representing 27.7 million units and 21.6 million units at December 31, 2002 and 2001, respectively)	245	194
Partners’ capital
General partner	1	1
Cumulative redeemable preferred limited partner	339	339
Limited partner	1,136	1,162
Accumulated other comprehensive loss	(2)	(5)

Total partners’ capital	1,474	1,497

	$8,311	$8,334

See Notes to Consolidated Financial Statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002 and 2001 and 2000

(in millions, except per common unit amounts)

	2002	2001	2000
REVENUES
Rooms	$2,167	$2,222	$—
Food and beverage	1,146	1,125	—
Other	266	282	—

Total hotel sales	3,579	3,629	—
Rental income	101	136	1,398
Other income	—	2	9

Total revenues	3,680	3,767	1,407

OPERATING COSTS AND EXPENSES
Rooms	533	541	—
Food and beverage	847	843	—
Hotel departmental expenses	951	945	—
Management fees	161	177	—
Other property-level expenses	301	298	276
Depreciation and amortization	372	374	331
Corporate expenses	30	32	42
Lease repurchase expense	—	5	207
Other expenses	19	19	24

OPERATING PROFIT	466	533	527
Minority interest expense	(8)	(16)	(27)
Interest income	20	36	40
Interest expense	(500)	(491)	(466)
Net gains on property transactions	5	6	6
Equity in earnings (losses) of affiliates	(9)	3	27

INCOME (LOSS) BEFORE INCOME TAXES	(26)	71	107
Benefit from (provision for) income taxes	(6)	(9)	98

INCOME (LOSS) FROM CONTINUING OPERATIONS	(32)	62	205
Income (loss) from discontinued operations	7	(3)	(2)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(25)	59	203
Extraordinary gain (loss) on the extinguishment of debt	6	(2)	4

NET INCOME (LOSS)	(19)	57	207
Less: Distributions on preferred units	(35)	(32)	(20)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(54)	$25	$187

BASIC EARNINGS (LOSS) PER COMMON UNIT:
Continuing operations	$(.23)	$.11	$.65
Discontinued operations	.02	(.01)	(.01)
Extraordinary gain (loss)	.02	(.01)	.02

BASIC EARNINGS (LOSS) PER COMMON UNIT	$(.19)	$.09	$.66

DILUTED EARNINGS PER (LOSS) COMMON UNIT:
Continuing operations	$(.23)	$.11	$.64
Discontinued operations	.02	(.01)	(.01)
Extraordinary gain (loss)	.02	(.01)	.02

DILUTED EARNINGS (LOSS) PER COMMON UNIT	$(.19)	$.09	$.65

See Notes to Consolidated Financial Statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

Years Ended December 31, 2002, 2001 and 2000

(in millions)

Class A, B and C Preferred Units Outstanding	Common OP Units Outstanding		Preferred Limited Partner	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
8.1	219.7	Balance, December 31, 1999	$196	$1	$1,122	$2
—	—	Net income	—	—	207	—	$207
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	(2)	(2)
		Unrealized gain on HM Services common stock to net income	—	—	—	(1)	(1)

—	—	Comprehensive income					$204

—	3.3	Units issued to Host Marriott for the comprehensive stock and employee stock purchase plans	—	—	15	—
—	0.7	Redemptions of limited partnership interests	—	—	(3)	—
—	—	Distributions on OP Units	—	—	(259)	—
—	—	Distributions on Preferred Limited Partner Unit	—	—	(21)	—
—	(4.9)	Repurchases of OP Units	—	—	(44)	—
—	—	Market adjustment to record Preferred OP Units and OP Units of third parties at redemption value	—	—	(291)	—

8.1	218.8	Balance, December 31, 2000	196	1	726	(1)
—	—	Net income	—	—	57	—	$57
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	(3)	(3)
		Unrealized gain on HM Services common stock to net income	—	—	—	(1)	(1)

—	—	Comprehensive income					$53

—	0.5	Units issued to Host Marriott for the comprehensive stock and employee stock purchase plans	—	—	5	—
—	42.1	Redemptions of limited partnership interests	—	—	547	—
—	—	Distributions on OP Units	—	—	(222)	—
—	—	Distributions on Preferred Limited Partner Units	—	—	(32)	—
6.0	—	Issuance of Preferred OP Units	143	—	—	—
—	—	Market adjustment to record Preferred OP Units and OP Units of third parties at redemption value	—	—	81	—

14.1	261.4	Balance, December 31, 2001	339	1	1,162	(5)
—	—	Net income (loss)	—	—	(19)	—	$(19)
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	4	4
		Unrealized gain on HM Services common stock to net income	—	—	—	(1)	(1)

—	—	Comprehensive income					$(16)

—	0.5	Units issued to Host Marriott for the comprehensive stock and employee stock purchase plans	—	—	8	—
—	1.8	Redemptions of limited partnership interests of third parties	—	—	13	—
—	—	Distributions on Preferred Limited Partner Units	—	—	(35)	—
—	—	Market adjustment to record Preferred OP Units and OP Units of third parties at redemption value	—	—	7	—

14.1	263.7	Balance, December 31, 2002	$339	$1	$1,136	$(2)

See Notes to Consolidated Financial Statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(in millions)
OPERATING ACTIVITIES
Net income (loss)	$(19)	$57	$207
Adjustments to reconcile to cash provided by operations:
Non-cash effect of discontinued operations	(7)	3	2
Extraordinary (gain) loss on the extinguishment of debt, net of tax	(6)	2	(4)
Depreciation and amortization	372	374	331
Income taxes	4	(15)	(128)
Net gains on property transactions	(5)	(6)	(6)
Equity in (earnings) losses of affiliates	9	(3)	(27)
Purchase of leases	—	(208)	—
Return of working capital from Marriott International	50	—	—
Minority Interest	8	16	27
Changes in other assets	41	80	1
Changes in other liabilities	(58)	(2)	158

Cash provided by operations	389	298	561

INVESTING ACTIVITIES
Proceeds from sales of assets	—	60	—
Acquisitions	(117)	(63)	(40)
Capital expenditures:
Renewals and replacements	(146)	(206)	(230)
Development	(11)	(56)	(108)
Other investments	(23)	(24)	(41)
Return of escrow funds from Marriott International	75	—	—
Notes receivable collections, net	—	10	6
Affiliate notes receivable issuances and collections, net	—	—	(39)
Other	—	—	4

Cash used in investing activities	(222)	(279)	(448)

FINANCING ACTIVITIES
Issuances of debt	—	980	556
Financing costs	(8)	(12)	(16)
Debt prepayments	(13)	(703)	(278)
Scheduled principal repayments	(63)	(55)	(39)
Issuances of OP Units	1	3	4
Issuances of preferred OP Units	—	143	—
Distributions on common OP Units	—	(298)	(245)
Distributions to minority interests	(18)	(17)	(23)
Distributions on preferred OP Units	(35)	(28)	(19)
Redemption or repurchase of OP Units for cash	—	—	(47)
Repurchases of Convertible Preferred Securities	—	—	(15)
Purchase of interest rate cap	(3)	—	—
Restricted cash	(19)	7	45

Cash from (used in) financing activities	(158)	20	(77)

INCREASE IN CASH AND CASH EQUIVALENTS	9	39	36
CASH AND CASH EQUIVALENTS, beginning of year	352	313	277

CASH AND CASH EQUIVALENTS, end of year	$361	$352	$313

See Notes to Consolidated Financial Statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002, 2001 and 2000

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2002, and 2001, minority partners converted operating partnership units (“OP Units”) valued at $7.4 million and $546.8 million, respectively, in exchange for approximately 1.8 million and 42.1 million shares, respectively, of common stock in Host Marriott Corporation.

During 2002, 1.1 million OP Units were issued to acquire minority interests in the partnership owning the San Diego Marriott Hotel and Marina. This transaction resulted in an increase of $10.5 million to property and equipment and equity to reflect the fair value of the interests acquired. During April 2002 (in a separate transaction), our ownership percentage in the San Diego partnership increased to 90% when the minority partners in the San Diego partnership exchanged their interests for approximately 6.9 million OP Units. The transaction resulted in an increase of $56.1 million in property and equipment and a corresponding increase in minority interest liability to reflect the fair value of the interests acquired.

During January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender. We recorded the difference between the debt extinguished and the fair value of the assets surrendered of $9 million, net of tax expense of $3 million, as a $6 million extraordinary item. The operations of the hotel transferred are reflected, net of tax, as income from discontinued operations.

On June 14, 2002, we acquired the Boston Marriott Copley Place in Boston, Massachusetts for a purchase price of $214 million, including the assumption of $97 million in mortgage debt.

See Notes to Consolidated Financial Statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

Host Marriott, L.P., a Delaware limited partnership, operating through an umbrella partnership structure with Host Marriott Corporation as the sole general partner, is primarily the owner of hotel properties. Host Marriott Corporation operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries.

The Work Incentives Improvement Act of 1999 or the REIT Modernization Act amended the tax laws to permit REITs, effective January 1, 2001, to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary. Prior to the REIT Modernization Act, we leased substantially all of our hotels to subsidiaries of Crestline Capital Corporation, or Crestline, and certain other lessees as further discussed at Note 9. However, with the inception of the REIT Modernization Act, a wholly owned subsidiary of Host LP, HMT Lessee LLC or the TRS, which has elected to be treated as a taxable REIT subsidiary for federal income tax purposes, acquired certain subsidiaries owning the leasehold interests with respect to 120 of our full-service hotels from Crestline and Wyndham International, Inc. and affiliates, or Wyndham. As a result of the acquisitions, our operating results reflect property-level revenues and expenses rather than rental income from lessees with respect to those 120 full-service properties from the effective dates of the acquisitions.

As of December 31, 2002, we owned, or had controlling interests in, 123 upper-upscale and luxury, full-service hotel lodging properties generally located throughout the United States, Canada and Mexico operated primarily under the Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Swissôtel brand names. Of these properties, 110 are managed or franchised by Marriott International, Inc. and its subsidiaries or Marriott International.

Basis of Presentation

On December 15, 1998, shareholders of Host Marriott Corporation, a Delaware corporation and our predecessor, approved a plan to reorganize Host Marriott’s business operations through the spin-off of Host Marriott’s senior living business and the contribution of Host Marriott’s hotels and certain other assets and liabilities to us as a newly formed Delaware limited partnership. Host Marriott’s contribution of its hotels and certain assets and liabilities to us and our subsidiaries in exchange for units of partnership interest in us or OP Units was accounted for at Host Marriott’s historical basis and Host Marriott Corporation, a newly created Maryland corporation became our general partner. As of December 31, 2002, Host Marriott owns approximately 90% of our partnership interests. We refer to this reorganization as the “REIT conversion.” In these consolidated financial statements, “We” or “Host LP” refers to Host Marriott L.P. and our consolidated subsidiaries. “Host Marriott” refers to Host Marriott Corporation and is presented as the predecessor to Host LP since we and our subsidiaries received substantially all of the continuing operations, assets and liabilities of Host Marriott and its subsidiaries.

Principles of Consolidation

We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. All intercompany transactions and balances have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues

Our consolidated results of operations for 2001 and 2002 primarily reflect revenues and expenses of our hotels. Our 2000 revenues primarily represent the rental income from leased hotels. For our hotels leased to third parties, rental income is recorded when due and is the greater of base rent or percentage rent, as defined. Percentage rent received pursuant to the leases, but not recognized as revenue until all contingencies have been met, is deferred, and included on the balance sheet in other liabilities. For fiscal year 2000, all our hotels were leased to third parties and all deferred income was earned.

Accounting for the Impact of the September 11, 2001 Terrorist Acts

We are entitled to receive business interruption insurance as a result of the discontinuation of operations of the World Trade Center Marriott and the New York Marriott Financial Center, both of which were affected by the terrorist attacks on September 11, 2001. Income resulting from business interruption insurance will not be recognized until the amounts paid to us are non-refundable. To the extent that we incur expenses related to the hotels, principally the ground rent due for the World Trade Center Marriott for which we are still liable and for which we are entitled to recovery under the insurance contract, a receivable will be recognized, if we can demonstrate that receipt is probable. We also have property insurance for these hotels and while we expect the insurance proceeds will be sufficient to cover all or a substantial portion of the costs at both hotels, no determination has been made as to the total amount or timing of those payments. The $129 million net book value of the World Trade Center Marriott has been written off and a corresponding receivable recorded for the property insurance proceeds due under the terms of the insurance contract, which we believe is probable of receipt. Currently, no gain or loss has been recorded with respect to property insurance.

Since September 11, 2001, we have received $35 million in business interruption insurance with respect to the two hotels. These proceeds have been offset by $12 million of operating expenses for the same period, primarily representing net operating losses at the Marriott Financial Center, ground lease payments at the World Trade Center Marriott and severance and other payroll costs. As a result of the resolution of certain contingencies related to a portion of the insurance recoveries, we recognized $17 million of income associated with business interruption insurance on these two properties during 2002.

The Marriott Financial Center was reopened on January 7, 2002. We have received approximately $6 million in insurance proceeds for property damage relating to the two hotels since September 11, 2001.

Earnings (Loss) Per Unit

Basic earnings (loss) per unit is computed by dividing net income (loss) available to common OP unitholders less distributions on preferred OP Units by the weighted average number of common OP Units outstanding. Diluted earnings (loss) per unit is computed by dividing net income (loss) available to common OP unitholders less distributions on preferred OP Units as adjusted for potentially dilutive securities, by the weighted average number of common OP Units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Marriott for Host Marriott common shares granted under comprehensive stock plans, preferred OP Units held by minority partners, other minority interests that have the option to convert their limited partnership interests to common OP Units and the Convertible Preferred Securities. No effect is shown for any securities that are anti-dilutive.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the number of units utilized for the calculation of diluted earnings per unit follows (in millions, except per unit amounts):

	Fiscal Year Ended December 31,
	2002			2001			2000
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income (loss)	$(19)	289.2	$(.07)	$57	282.3	$.20	$207	284.2	$.73
Distributions on preferred OP Units	(35)	—	(.12)	(32)	—	(.11)	(20)	—	(.07)

Basic earnings (loss) available to common unitholders	(54)	289.2	(.19)	25	282.3	.09	187	284.2	.66
Assuming distribution of units to Host Marriott Corporation for Host Marriott Corporation common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	—	—	—	5.1	—	—	4.2	(.01)
Assuming conversion of Preferred OP Units	—	—	—	—	—	—	—	0.6	—

Diluted earnings (loss)	$(54)	289.2	$(.19)	$25	287.4	$.09	$187	289.0	$65

Property and Equipment

Property and equipment is recorded at cost. For newly developed properties, cost includes interest, ground rent and real estate taxes incurred during development and construction. Replacements and improvements and capital leases are capitalized, while repairs and maintenance are expensed as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

Gains on sales of properties are recognized at the time of sale or deferred to the extent required by GAAP. Deferred gains are recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

We assess impairment of our real estate properties based on whether it is probable that estimated undiscounted future cash flows from each individual property are less than its net book value. If a property is impaired, a loss is recorded for the difference between the fair value and net book value of the hotel.

We will classify a hotel as held for sale in the period in which we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If this criteria is met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease incurring depreciation. We will classify the loss, together with operating results, as discontinued operations on our statement of operations and classify the assets and related liabilities as held-for-sale on the balance sheet.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits due to lender restrictions and management agreement provisions.

Minority Interest

Minority interest consists of limited partnership interests in consolidated investments of $92 million and $108 million at December 31, 2002 and 2001, respectively.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

Foreign Currency Translation

Our foreign operations consist of four properties located in Canada and two properties located in Mexico. The operations of these properties are maintained in the local currency and then translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income.

Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheet are as follows (in millions):

	2002	2001
Unrealized gain on HM Services common stock	$5	$6
Foreign currency translation	(7)	(11)

Total accumulated other comprehensive loss	$(2)	$(5)

Derivative Instruments

We have an interest rate swap and two interest rate caps which are considered derivative instruments. If the requirements for hedge accounting are met, amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense, and the fair value of the derivatives is recorded on the accompanying balance sheet, with offsetting adjustments or charges recorded to the underlying debt. Otherwise the instruments are marked to market, and the gains and losses from the changes in the market value of the contracts are recorded in other income. Upon early termination of an interest rate swap or cap, gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated swap or cap.

We are also subject to exposure from fluctuations in foreign currencies relating to the four properties operated in Canada and two properties in Mexico. We have purchased currency forward contracts related to the Canadian properties, which are considered derivative instruments. Gains and losses on contracts that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to accumulated other comprehensive income. Contracts that do not meet these requirements are marked to market and included in other income each period.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash and cash equivalents with various high credit-quality financial institutions. We perform periodic evaluations of the relative credit standing of these financial institutions and limit the amount of credit exposure with any one institution.

Accounting for Stock-Based Compensation

At December 31, 2002, Host Marriott maintained two stock-based employee compensation plans, which are described more fully in Note 10. Prior to 2002, Host Marriott accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost relating to the employee stock option plan is reflected in 2001 and 2000 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no stock-based employee compensation cost relating to the employee stock purchase plan is reflected in 2001 and 2000 net income as the plan was considered non-compensatory under APB 25. Effective January 1, 2002, Host Marriott adopted the fair value recognition provisions of the Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2002. Awards under Host Marriott’s employee stock option plan generally vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to these awards since the original effective date of SFAS No. 123. The adoption of SFAS No. 123 did not change the calculation of stock-based employee compensation costs for shares granted under Host Marriott’s deferred stock and restricted stock plans. The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended December 31,
	2002	2001	2000
	(in millions, except per unit amounts)
Net income (loss), as reported	$(19)	$57	$207
Add: Deferred stock and restricted stock compensation expense included in reported net income, net of related tax effects	5	7	11
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(6)	(8)	(12)

Pro forma net income (loss)	$(20)	$56	$206

Earnings (loss) per unit
Basic—as reported	$(.19)	$.09	$.66

Basic—pro forma	$(.19)	$.08	$.65

Diluted—as reported	$(.19)	$.09	$.65

Diluted—pro forma	$(.19)	$.08	$.64

Application of New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51,

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Consolidated Financial Statements.” This interpretation requires an existing unconsolidated variable interest entity to be consolidated by their primary beneficiary if the entity does not effectively disperse risk among all parties involved or if other parties do not have significant capital to finance activities without subordinated financial support from the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity. This interpretation is effective immediately for variable interest entities created after January 31, 2003 and no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for interests in variable interest entities that were acquired prior to February 1, 2003. Absent other circumstances, we believe that this interpretation will require us to consolidate the JWDC Limited Partnership, which owns the JW Marriott Hotel in Washington, D.C., during 2003. For more detail on our ownership interest in the JWDC Limited Partnership, see Note 4.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation outlines disclosure requirements in a guarantor’s financial statements relating to any obligations under guarantees for which it may have potential risk or liability, as well as clarifies a guarantor’s requirement to recognize a liability for the fair value, at the inception of the guarantee, of an obligation under that guarantee. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of March 1, 2003, we have not provided any guarantees that would require recognition as liabilities under this interpretation. We have disclosed guarantees in accordance with this interpretation in Note 18.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the statement to have a significant impact on our financial position or operating results.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this standard, which primarily relate to the rescission of Statement 4, eliminate the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. We will implement the provisions of SFAS No. 145 beginning in fiscal year 2003. At the time of implementation, we will reclassify any gains or losses from debt extinguishments in prior periods as income (loss) from operations. We do not expect the statement to have a significant impact on our financial position or operating results.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets” to determine when a long-lived asset should be classified as held for sale, among other things. Those criteria specify that the asset must be available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such assets, and the sale of the asset must be probable, and its transfer expected to qualify for recognition as a completed sale, within one year. This statement is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 requires that for dispositions after the

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statement’s effective date, gains and losses from the dispositions of investment properties and the properties’ historical operating results will be treated as discontinued operations, and therefore, be classified separately from income from continuing operations. Prior period operating results of disposed assets previously included in continuing operations must be reclassified as discontinued operations for all periods presented, although net income is not affected. As a result of the transfer of the St. Louis Marriott Pavilion to a lender in 2002, we have restated the statement of operations for all periods presented to reflect the operations of the property as discontinued operations. See Note 12.

2.    Lease Repurchase

Effective January 1, 2001, we acquired from Crestline the entities owning the leasehold interests with respect to 116 full-service hotel properties owned by us for $208 million in cash, including $6 million of legal and professional fees and transfer taxes, effectively terminating the leases for financial reporting purposes. In connection therewith, during the fourth quarter of 2000 we recorded a non-recurring, pre-tax loss of $207 million, net of a tax benefit of $82 million, which we recognized as a deferred tax asset because, for income tax purposes, the acquisition is recognized as an asset that will be amortized over the next six years. The transaction was consummated effective January 1, 2001.

On June 16, 2001, we consummated another agreement with Crestline for the acquisition of their lease agreement with respect to San Diego Marriott Hotel and Marina for $4.5 million. We acquired the lease by purchasing the lessee entity, effectively terminating the lease for financial reporting purposes.

On June 28, 2001, we consummated an agreement to purchase substantially all the minority limited partnership interests held by Wyndham with respect to seven full-service hotels for $60 million. As part of this acquisition, we acquired the leases from Wyndham with respect to the San Diego Marriott Mission Valley, the Minneapolis Marriott Southwest, and the Albany Marriott, effectively terminating the leases for financial reporting purposes. For purposes of purchase accounting, no amounts were attributed to the leases themselves, as the leases had no value. The entire purchase price was allocated to the minority limited partner interests purchased.

3.    Property and Equipment

Property and equipment consists of the following as of December 31:

	2002	2001
	(in millions)
Land and land improvements	$695	$696
Buildings and leasehold improvements	7,440	7,039
Furniture and equipment	1,020	944
Construction in progress	38	149

	9,193	8,828
Less accumulated depreciation and amortization	(2,162)	(1,829)

	$7,031	$6,999

Interest cost capitalized in connection with our development and construction activities totaled $2 million in 2002, $8 million in 2001 and $8 million in 2000.

During 2001, we recorded impairment charges of $13 million related to three properties to reduce their carrying value to estimated fair value. One of the hotels was sold in December 2001.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Investments in Affiliates

We own certain investments, which we do not consolidate, and accordingly are accounted for under the equity method of accounting. The debt of these affiliates is non-recourse to, and not guaranteed by, us. Investments in affiliates consist of the following as of December 31, 2002 and 2001:

	As of December 31, 2002
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
CBM Joint Venture LLC	50%	$76	$911	120 Courtyard hotels
JWDC Limited Partnership	55%	$37	$95	JW Marriott, Washington, D.C.
Tiburon Golf Ventures, L.P.	49%	20	—	36-hole golf course

Total		$133	$1,006

	As of December 31, 2001
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
CBM Joint Venture LLC	50%	$87	$936	120 Courtyard hotels
JWDC Limited Partnership	55%	36	95	JW Marriott, Washington, D.C.
Tiburon Golf Ventures, L.P	49%	18	—	36-hole golf course
Marriott Residence Inn Limited Partnership	1%	0.6	93	15 Residence Inns
Marriott Residence Inn II Limited Partnership	1%	0.4	132	23 Residence Inns

Total		$142	$1,256

During December 2000, CBM Joint Venture LLC, a joint venture formed by Rockledge Hotel Properties, Inc. (“Rockledge”) and Marriott International acquired the partnership interests in two partnerships that collectively own 120 limited service hotels for approximately $372 million plus interest and legal fees, of which Rockledge paid approximately $90 million. Previously, both partnerships were operated by Rockledge as sole general partner. The joint venture acquired the two partnerships by acquiring partnership units pursuant to a tender offer for such units followed by a merger of the two partnerships with and into subsidiaries of the joint venture. The joint venture financed the acquisition with mezzanine indebtedness with the face amount of $200 million provided by Marriott International and with cash and other assets contributed by Rockledge and Marriott International, including Rockledge’s existing general partner and limited partner interests in the partnerships. The joint venture has approximately $911 million of debt, all of which is non-recourse to, and not guaranteed by, us. Each of the joint venture’s 120 hotels is operated by Marriott International pursuant to long-term management agreements. Rockledge, currently a consolidated, wholly owned subsidiary of ours, owns a 50% non-controlling interest in the joint venture and records the investment using the equity method.

On May 16, 2000, we acquired a non-controlling interest in the JWDC Limited Partnership for $40 million, which owns the JW Marriott Hotel, a 772-room hotel in Washington, D.C. Between January 15, 2003 and June 30, 2003, we have the option to purchase the 44.4% limited partner interest of one of the partners for the fair value of the interest (approximately $3 million). We also have the option to purchase our co-general partner’s 1% general partner interest for the lesser of $375,000 or fair value of the interest in the second quarter of 2003.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Absent other circumstances, we intend to exercise these rights and will begin to consolidate the partnership, at which time we will repay or refinance the mortgage loan.

As a result of the consolidation of Rockledge, effective March 24, 2001, our investments include a 49% interest in Tiburon Golf Ventures, L.P., which owns the 36-hole golf course surrounding The Ritz-Carlton, Naples Golf Resort.

In March 2002, we sold our 1% general partnership interest in the Marriott Residence Inn Limited Partnership, which owns 15 Residence Inn hotels. Additionally, effective in August 2002, we sold our 1% general partnership interest in the Marriott Residence Inn II Limited Partnership, which owns 23 Residence Inn hotels. Our proceeds from the sale of these partnerships were not material.

We own minority interests in two partnerships. One owns the Budapest Marriott, and the other owns Des Moines Marriott. We also own minority preferred shares in STSN, Inc., a technology service provider company. As a result of operating losses at these investments, we wrote the carrying value down to zero prior to January 1, 2000. Further, we have not received any distributions from these investments. We do not have any guarantees or commitments in relation to any of these interests.

Our pre-tax income from affiliates includes the following:

	2002	2001	2000
	(in millions)
Interest income from loans to affiliates	$—	$4	$10
Equity in income (losses)	(9)	3	27

	$(9)	$7	$37

Interest income in 2001 and 2000 relates to loans to Rockledge prior to the consolidation of Rockledge on March 24, 2001.

Combined summarized balance sheet information for our affiliates follows as of December 31:

	2002	2001
	(in millions)
Property and equipment, net	$1,185	$1,490
Other assets	138	196

Total assets	$1,323	$1,686

Debt	$1,006	$1,256
Other liabilities	66	76
Equity	251	354

Total liabilities and equity	$1,323	$1,686

Combined summarized operating results for our affiliates follows for the years ended December 31:

	2002	2001	2000
	(in millions)
Hotel revenues	$518	$637	$844
Operating expenses:
Expenses	(465)	(541)	(716)
Depreciation and amortization	(70)	(89)	(97)

Income (loss) before extraordinary items	(17)	7	31
Extraordinary items	—	—	68

Net income (loss)	$(17)	$7	$99

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Debt

Debt consists of the following:

	2002	2001
	(in millions)
Series A senior notes, with a rate of 7 7/8% due August 2005	$500	$500
Series B senior notes, with a rate of 7 7/8% due August 2008	1,195	1,195
Series C senior notes, with a rate of 8.45% due December 2008	499	499
Series E senior notes, with a rate of 8 3/8% due February 2006	300	300
Series G senior notes, with a rate of 9 1/2% due October 2007	250	250
Series I senior notes, with a rate of 9 1/2% due January 15, 2007	490	452
Senior secured notes, with a rate of 9 1/2% due May 2005	—	12
Senior notes, with an average rate of 9 3/4% maturing through 2012	13	27

Total senior notes	3,247	3,235

Mortgage debt (non-recourse) secured by $3.6 billion of real estate assets, with an average rate of 7.8% at December 31, 2002, maturing through February 2023	2,289	2,261
Credit facility, with a variable rate (5.5% at December 31, 2002)	—	—
Other notes, with an average rate of 7.36% at December 31, 2002, maturing through December 2017	89	90
Capital lease obligations	13	16

Total other	102	106

Convertible debt obligation to Host Marriott Corporation (See Note 6)	492	492

Total debt	$6,130	$6,094

Senior Notes

We currently have six series of senior notes outstanding all of which have been issued under the same indenture. The indenture contains certain financial covenants that, in the event of a default, would prohibit us from incurring additional indebtedness. These covenants include a consolidated coverage ratio of EBITDA-to-cash interest expense of 2.0 to 1.0. Failure to meet this covenant limits our ability to incur additional debt and make dividend payments except to the extent required to maintain REIT status. As of December 31, 2002, we are not in compliance with the interest coverage ratio.

In December 2001, we issued $450 million of 9½% Series H senior notes due in 2007. The proceeds were used to repay the term loan and pay down the revolver portion of then existing credit facility. On June 25, 2002, the Series H senior notes were exchanged for $450 million of 9½% Series I senior notes. The terms of the Series I senior notes are substantially identical to the terms of the Series H notes, except that the Series I senior notes are registered under the Securities Act of 1933 and are, therefore, freely transferable. The December 31, 2002 and 2001 balance of the Series I senior notes includes an adjustment of $40 million and $2 million, respectively, for the fair market value of the related interest rate swap agreement as discussed below.

Credit Facility

Effective June 6, 2002, we entered into a new credit facility with an aggregate revolving loan commitment of $400 million ($300 million of which is available currently, with the balance becoming available to the extent that our leverage ratio meets a specified level). The credit facility has an initial three-year term with an option to

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extend for an additional year if certain conditions are met. Interest on borrowings under the credit facility are calculated based on a spread over LIBOR ranging from 2.50% to 3.75%. The rate will vary based on our leverage ratio. We are required to pay a quarterly commitment fee that will vary based on the amount of unused capacity under the credit facility. Currently, the commitment fee is .55% on an annual basis for available capacity and .10% on additional capacity. As of December 31, 2002, we have not drawn on the credit facility.

In addition to the customary affirmative and negative covenants and restrictions, the credit facility contains covenants that require us to maintain leverage ratios below specified levels as well as interest, fixed charges and unsecured interest coverage ratios above specified levels. We are currently in compliance with these covenants.

Under the terms of the senior notes indenture and the credit facility, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including an EBITDA-to-cash interest coverage ratio of at least 2.0 to 1.0. Since the beginning of the third quarter of 2002 we have not met this interest coverage ratio incurrence test. As a result, our ability to incur indebtedness is limited to indebtedness specifically permitted under the credit facility and the senior notes indenture, such as borrowings under the credit facility and borrowings in connection with the refinancing of existing debt. Our failure to meet the interest coverage ratio also restricts our ability to pay distributions on our OP Units and preferred OP Units, except to the extent necessary to maintain REIT status at Host Marriott.

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets except for fraud, misapplication of funds and other customary recourse provisions. We have thirty assets that are secured by mortgage debt. Twelve of these assets are secured by mortgage debt that contains restrictive covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The impact of these covenants is discussed below.

Eight of our hotel properties secure a $609 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-though certificates, which we refer to as the CMBS Loan. These hotels securing the CMBS Loan are the New York Marriott Marquis, the San Francisco Airport Hyatt Regency, the Cambridge Hyatt Regency, the Reston Hyatt Regency, and the Swissôtels in Boston, New York, Atlanta and Chicago, which we refer to as the CMBS Portfolio. The CMBS Loan contains a provision that requires the mortgage servicer to retain the excess cash from the CMBS Portfolio after payment of debt service if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. Annual debt service is approximately $64 million. This provision was triggered beginning in the third quarter of 2002 and will remain in effect until the CMBS Portfolio generates the necessary minimum cash flow for two consecutive quarters, at which point, the cash which has been escrowed will be returned to us. As of December 31, 2002, approximately $10 million of cash has been escrowed.

On July 12, 2002, we modified the terms of the mortgage debt secured by our four Canadian properties. Under the terms of this modification, we have agreed to escrow the excess cash flow from these hotels on a retroactive basis effective December 29, 2001. To the extent that cash flow available for debt service for the twelve months ended March 28, 2003 is insufficient to achieve a specified debt-service coverage level, some or all of the escrowed excess cash flow will be applied to the outstanding balance of this debt. Thereafter, excess cash flow will continue to be applied to the outstanding balance to the extent necessary to achieve such specified level of debt service coverage. As of December 31, 2002, approximately $7 million of cash has been escrowed.

The CMBS Loan requires us to obtain insurance for the CMBS Portfolio from companies that maintain a minimum rating from the Standard & Poor’s rating agency. During our annual insurance policy renewal, which

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was completed in May 2002, we procured separate terrorism insurance with carriers which did not satisfy the requirement of a minimum Standard & Poor’s rating, although the insurance carriers on our all-risk portion of its coverage did have the required rating at the time we procured the coverage. Additionally, the mortgage servicer indicated that based on its interpretation of the CMBS Loan, we did not have sufficient terrorism coverage to cover the replacement value of the properties. We subsequently received a waiver from the mortgage servicer regarding the required rating covenant and the level of coverage covenants. However, the mortgage servicer has reserved its rights to revoke its waiver. Subsequent to the purchase of this insurance, the all-risk insurance carrier was downgraded by Standard & Poor’s and no longer meets the rating requirement. We have notified the mortgage servicer of this downgrade and the mortgage servicer has also conditionally waived this covenant, but it continues to reserve its rights to revoke its waiver.

In addition to the CMBS Portfolio, six of our assets are secured by mortgage loans that require us to obtain insurance only from carriers that maintain a minimum rating from Standard & Poor’s, A.M. Best, or other rating agencies. When we renewed our insurance policies on these assets, we secured all-risk property insurance coverage from an insurance carrier with a Standard & Poor’s rating lower than required. We have notified our lenders and have received waivers regarding compliance with these covenants, although the lenders have reserved the right to enforce coverage and ratings requirements.

On September 16, 2002, we called the remaining $12.6 million of 9 1/2% senior secured notes due in May 2005 at approximately 101% of par, making a payment of $12.7 million and retired the notes. This transaction resulted in a minimal loss. Additionally, on June 14, 2002, in connection with our acquisition of the Boston Marriott Copley Place, we assumed $97 million of mortgage debt. The mortgage bears interest at a fixed rate of 8.39% and is due on June 1, 2006. Also, in January of 2002, we transferred the St. Louis Marriott Pavilion hotel to the mortgage lender. In the first quarter of 2002, we wrote off the remaining $13 million of property and equipment, eliminated $25 million of mortgage debt and recorded an extraordinary gain of $6 million. See Note 12 for additional disclosure on the disposition.

In October 2001, we prepaid the remaining mortgage debt of $16.5 million on the San Antonio Marriott Riverwalk which was scheduled to mature January 1, 2002. In August 2001, a Canadian subsidiary entered into a financing agreement pursuant to which it borrowed $96.6 million due August 2006 at a variable rate of LIBOR plus 2.75%. The Calgary Marriott, Toronto Airport Marriott, Toronto Marriott Eaton Centre and Toronto Delta Meadowvale hotels serve as collateral. The proceeds from this financing were used to refinance existing indebtedness on these hotels as well as to repay the $88 million mortgage note on The Ritz-Carlton, Amelia Island hotel. We recorded an extraordinary loss of $1 million during 2001 related to this repayment.

Derivative Instruments

The mortgage loan on the Canadian properties is denominated in U.S. dollars and the functional currency of the Canadian subsidiaries is the Canadian dollar. The subsidiaries have entered into 60 separate currency forward contracts to buy U.S. dollars at a fixed price. These forward contracts hedge the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments. These contracts have been designated as cash flow hedges of the principal payments and are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. The fair value of the contracts on December 31, 2002 and 2001 was $3.8 million and $1.5 million, respectively. We also purchased an interest rate cap for approximately $0.4 million which caps the floating interest rate at 10.75% based on a notional amount ($48.3 million). The cap represents a derivative that will be marked to market and the gains and losses from changes in the market value of the cap are to be recorded in other income or expense in the current period. The fair value of the interest rate cap was $0.1 million at December 31, 2002.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 20, 2001, we entered into a 5-year interest rate swap agreement, which was effective on January 15, 2002 and matures in January 2007. Under the swap, we receive fixed-rate payments of 9.5% and pay floating-rate payments based on one-month LIBOR plus 4.5% on a $450 million notional amount. We have designated the interest rate swap as a fair value hedge for both financial reporting and tax purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the notes are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swap at December 31, 2002 and 2001 was $40.3 million and $2.4 million, respectively.

On January 4, 2002, in a separate agreement with a different counterparty, we purchased for approximately $3.5 million an interest rate cap with the same notional amount which caps the floating interest rate at 14%. The cap represents a derivative that will be marked to market and the gains and losses from changes in the market value of the cap are to be recorded in other income or expense in the current period. The fair value of the interest rate cap was $0.8 million at December 31, 2002.

Aggregate Debt Maturities

Aggregate debt maturities at December 31, 2002 are (in millions):

2003	$136
2004	82
2005	560
2006	739
2007	906
Thereafter	3,700

6,123
Discount on senior notes	(6)
Capital lease obligations	13

$6,130

Cash paid for interest, net of amounts capitalized, was $482 million in 2002, $470 million in 2001 and $450 million in 2000. Deferred financing costs, which are included in other assets, amounted to $91 million and $99 million, net of accumulated amortization, as of December 31, 2002 and 2001, respectively. Amortization of deferred financing costs totaled $16 million, $22 million, and $15 million in 2002, 2001 and 2000, respectively. Amortization of capital leases totaled $3 million, $4 million and $4 million in the years ended December 31, 2002, 2001 and 2000, respectively, and is included in depreciation and amortization on the accompanying statements of operations.

6.    Convertible Debt Obligation to Host Marriott Corporation

The obligation for the $492 million of 6 3/4% Convertible Subordinated Debentures, or the Debentures, as of December 31, 2002 and 2001 has been included in these financial statements as our debt because upon the conversion to a REIT, we assumed primary liability for repayment of the Debentures of Host Marriott underlying the Convertible Preferred Securities (defined below) of the Host Marriott Financial Trust, or the Issuer, a wholly-owned subsidiary trust of Host Marriott. The common securities of Host Marriott Financial Trust were not contributed to us and therefore Host Marriott Financial Trust is not consolidated by us. Upon conversion by a Convertible Preferred Securities holder, Host Marriott will issue shares of its common stock which will be

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delivered to such holder. Upon the issuance of such shares by Host Marriott, we will issue to Host Marriott the number of OP Units equal to the number of shares of common stock issued by Host Marriott in exchange for the Debentures.

In December 1996, Host Marriott Financial Trust, issued 11 million shares of 6 3/4% convertible quarterly income preferred securities, or the Convertible Preferred Securities, with a liquidation preference of $50 per share (for a total liquidation amount of $550 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Issuer. The payment of distributions out of moneys held by the Issuer and payments on liquidation of the Issuer or the redemption of the Convertible Preferred Securities are guaranteed by us to the extent the Issuer has funds available therefor. This guarantee, when taken together with our obligations under the indenture pursuant to which the Debentures were issued, the Debentures, our obligations under the Trust Agreement and its obligations under the indenture to pay costs, expenses, debts and liabilities of the Issuer (other than with respect to the Convertible Preferred Securities) provides a full and unconditional guarantee of amounts due on the Convertible Preferred Securities. Proceeds from the issuance of the Convertible Preferred Securities were invested in the Debentures due December 2, 2026 issued by us. The Issuer exists solely to issue the Convertible Preferred Securities and its own common securities, or the Common Securities, and invest the proceeds there from in the Debentures, which is its sole asset. Separate financial statements of the Issuer are not presented because of our guarantee described above; our management has concluded that such financial statements are not material to investors as the Issuer is wholly owned by Host Marriott and essentially has no independent operations.

Each of the Convertible Preferred Securities and the related debentures are convertible at the option of the holder into shares of Host Marriott common stock at the rate of 3.2537 shares per Convertible Preferred Security (equivalent to a conversion price of $15.367 per share of Host Marriott’s common stock). The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Convertible Preferred Securities. During 2002, no shares were converted to Host Marriott’s common stock. During 2001, 400 shares were converted into common stock. The conversion ratio and price have been adjusted to reflect the impact of the distribution of shares of Crestline common stock and Host Marriott common stock in connection with the REIT conversion.

Holders of the Convertible Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 6 3/4% accruing from the original issue date, commencing March 1, 1997, and payable quarterly in arrears thereafter. The distribution rate and the distribution and other payment dates for the Convertible Preferred Securities will correspond to the interest rate and interest and other payment dates on the Debentures. We may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters. If interest payments on the Debentures are deferred, so too are payments on the Convertible Preferred Securities. Under this circumstance, we will not be permitted to declare or pay any cash distributions with respect to OP Units or debt securities that rank pari passu with or junior to the Debentures.

Subject to certain restrictions, the Convertible Preferred Securities are redeemable at the Issuer’s option upon any redemption by us of the Debentures after December 2, 1999. Upon repayment at maturity or as a result of the acceleration of the Debentures upon the occurrence of a default, the Convertible Preferred Securities are subject to mandatory redemption.

In connection with consummation of the REIT conversion, we assumed primary liability for repayment of the Debentures underlying Host Marriott’s Convertible Preferred Securities. Upon conversion by a Convertible Preferred Securities holder, Host Marriott will issue shares of its common stock, which will be delivered to such holder. Upon the issuance of such shares by Host Marriott, we will issue a number of OP Units to Host Marriott equal to the number of shares of Host Marriott’s common stock issued in exchange for the Debentures. There were no shares of Convertible Preferred Securities repurchased in 2002 and 2001.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Equity and Partner’s Capital

As of December 31, 2002 and 2001, 291.4 million and 283.0 million common OP Units, respectively, were outstanding, of which Host Marriott held 263.7 million and 261.4 million. In addition, 14.1 million preferred OP Units were outstanding as of December 31, 2002 and 2001.

Distributions.    In 2002 we were under the 2.0 to 1.0 EBITDA-to-cash interest coverage ratio required under the senior notes indenture. As a result distributions on both common and preferred OP Units were restricted to the minimum amount of distributions required to maintain Host Marriott’s REIT status. Required distributions for 2002 to enable Host Marriott to maintain its REIT status were satisfied in part by payment of distributions on the preferred OP Units in 2002. We believe that the remaining 2002 distribution requirement to enable Host Marriott to maintain its REIT status should largely be satisfied by the payment of distributions expected to be declared on preferred OP Units in the first, second and third quarters of 2003. We may, however, also need to pay a nominal common OP Unit distribution in 2003 to the extent necessary to enable Host REIT to satisfy any remaining 2002 distribution requirement. During 2001, Host Marriott’s Board of Directors declared annual distributions of $.78 per common OP Unit.

OP Units.    During February 2002, Host Marriott filed a shelf registration statement for 1.1 million shares of its common stock to be issued in exchange for partnership interests held by the minority partners in the partnership that owns the San Diego Marriott Hotel and Marina. On March 15, 2002, the minority partners sold the 1.1 million Host Marriott common shares to an underwriter for resale on the open market. We did not receive any proceeds as a result of these transactions. Concurrent with the issuance of Host Marriott common shares, we issued to Host Marriott an equivalent number of OP Units. Also, in April 2002, we acquired an additional interest in the partnership through the issuance of 6.9 million OP Units to certain minority partners in exchange for their partnership interests in the San Diego Marriott Hotel and Marina.

In conjunction with the REIT conversion, we issued approximately 73.5 million OP Units which are convertible into cash or shares of Host Marriott common stock, at Host Marriott’s option. On May 29, May 7 and February 7, 2001, Blackstone and affiliates converted 18.2 million, 10.0 million and 12.5 million OP Units, respectively, to Host Marriott common shares and immediately sold them to an underwriter for sale on the open market. We received no proceeds as a result of these transactions.

Preferred OP Units.    We currently have three classes of preferred OP Units outstanding. There are 4,160,000 million units of 10% Class A preferred OP Units, which were sold in August 1999; 4,000,000 million units of 10% Class B preferred OP Units, which were sold in November 1999; and 5,980,000 million units of 10% Class C preferred OP Units, which were sold in March 2001. Holders of all classes of the preferred OP Units are entitled to receive cumulative cash distributions at a rate of 10% per annum of the $25.00 per unit liquidation preference and are payable quarterly in arrears. After August 3, 2004, April 29, 2005 and March 27, 2006 we have the option to redeem the Class A preferred OP Unit, Class B preferred OP Unit and Class C preferred OP Unit, respectively, for $25.00 per unit, plus accrued and unpaid distributions to the date of redemption. The preferred OP Units classes rank senior to the common OP Units. The preferred OP unitholders generally have no voting rights. Accrued preferred distributions at December 31, 2002 were $8.8 million.

Repurchase Program.    In September 1999, the Board of Directors of Host Marriott approved the repurchase, from time to time on the open market and/or in privately negotiated transactions, of up to 22 million of the outstanding shares of the common stock of Host Marriott, OP Units, or a corresponding amount of Host Marriott’s Convertible Preferred Securities, which are convertible into a like number of Host Marriott common shares. Such repurchases will be made at management’s discretion, subject to market conditions, and may be suspended at any time at Host Marriott’s discretion. No repurchases were made in 2002 or 2001. As a result of

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchases made in 1999 and 2000, Host Marriott has the capacity remaining to repurchase approximately 6 million shares of its common stock. However, due to restrictions on the senior notes indenture, Host Marriott is not currently able to make such repurchases.

8.    Income Taxes

Host L.P. is not a tax paying entity. However, under the Operating Partnership agreement we are required to reimburse Host Marriott for any tax payments Host Marriott is required to make. Accordingly, the tax information included herein represents disclosures regarding Host Marriott. As a result of our requirement to reimburse Host Marriott for these liabilities, such liabilities and related disclosures are included in our financial statements.

In December 1998, Host Marriott restructured itself in order to qualify for treatment as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. In general, a corporation that elects REIT status and meets certain tax law requirements regarding distribution of its taxable income to its shareholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation on its operating income to the extent it distributes at least 90% (95% for tax years prior to 2001) of its taxable income. Required distributions for 2002 were satisfied in part by the payment of dividends on Host Marriott’s preferred shares in 2002. There were no common dividends paid in 2002 by Host Marriott. Host Marriott believes the remaining 2002 distribution requirement will largely be satisfied by the payment of dividends expected to be declared on its preferred shares in the first, second and third quarters of 2003. Host Marriott may also need to pay nominal common dividend in 2003 to satisfy any remaining 2002 distribution requirement. In 2001, Host Marriott distributed 100% of its taxable income to its common and preferred shareholders. Dividends to common shareholders in 2001 totaled $.78 per outstanding share, $.49 of which was taxable as ordinary income, $.04 was taxable as a capital gain and the remaining $.25 was a return of capital. In addition to paying federal and state taxes on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets, if any. Additionally, Host Marriott’s consolidated taxable REIT subsidiaries are subject to Federal and state income tax. The consolidated income tax provision includes, primarily, the tax provision related to the operations of the taxable REIT subsidiaries and international taxes at Host LP, as well as each of our respective subsidiaries.

In order to qualify as a REIT for Federal income tax purposes, among other things, Host Marriott was required to distribute all of its accumulated earnings and profits (“E&P”) to its stockholders in one or more taxable dividends prior to December 31, 1999. To accomplish the requisite distributions of accumulated E&P, Host Marriott made distributions consisting of approximately 20.4 million shares of Crestline common stock valued at $297 million, $73 million in cash, and approximately 11.5 million shares of Host Marriott common stock valued at $138 million.

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

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total deferred tax assets and liabilities at December 31, 2002 and December 31, 2001 were as follows:

	2002	2001
	(in millions)
Deferred tax assets	$73	$77
Deferred tax liabilities	(85)	(110)

Net deferred income tax liability	$(12)	$(33)

The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 31, 2002 and December 31, 2001 were as follows:

	2002	2001
	(in millions)
Investment in hotel leases	$57	$69
Safe harbor lease investments	(21)	(21)
Property and equipment	(3)	(6)
Investments in affiliates	(61)	(60)
Deferred gains	6	(23)
Other	6	6
Alternative minimum tax credit carryforwards	4	2

Net deferred income tax liability	$(12)	$(33)

The (provision) benefit for income taxes consists of:

		2002	2001	2000
		(in millions)
Current	— Federal	$(16)	$10	$29
	— State	(5)	(3)	(2)
	— Foreign	(6)	(4)	(6)

		(27)	3	21

Deferred	— Federal	19	(9)	66
	— State	2	(2)	11
	— Foreign	—	(1)	—

		21	(12)	77

		$(6)	$(9)	$98

On July 20, 2001, the United States Court of Appeals for the Fourth Circuit affirmed a lower court ruling that allowed us to carryback a 1991 specified liability loss to the tax years 1984 and 1985 resulting in a net income tax refund of $16 million. We recorded the refund as a benefit to the provision in 2001. In addition, we settled with the Internal Revenue Service (“IRS”) all other outstanding Federal income tax issues for the tax years through 1998. We made net payments to the IRS of approximately $19 million in 2001 and $14 million in 1999 related to these settlements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the statutory Federal tax expense to our income tax expense follows:

	2002	2001	2000
	(in millions)
Statutory Federal tax	$8	$(23)	$(22)
Nontaxable income (loss) of REIT	(2)	8	22
Built-in-gain tax	1	—	1
State income taxes, net of Federal tax benefit	(3)	(5)	(2)
Tax benefit from acquisition of leases	—	—	82
Tax contingencies	(4)	16	23
Tax on foreign source income	(6)	(5)	(6)

Income tax expense	$(6)	$(9)	$98

Cash paid for income taxes, including IRS settlements, net of refunds received, was $2 million, $24 million and $30 million in 2002, 2001 and 2000, respectively.

9.    Leases

Hotel Leases.    During 2000, we leased our hotels (the “Leases”) to one or more third party lessees (the “Lessees”), primarily subsidiaries of Crestline, due to Federal income tax law restrictions on a REIT’s ability to derive revenues directly from the operation of a hotel. Effective January 1, 2001, the REIT Modernization Act amended the tax laws to permit REITs to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary. Accordingly, the TRS acquired the Crestline lessee entities owning the leasehold interests with respect to 116 of our full-service hotels during January 2001 and acquired the lessee entities owning the leasehold interest with respect to four of our full-service hotels from Crestline (one lease) and Wyndham (three leases) during June of 2001. As a result, our revenues reflect hotel level sales instead of rental income.

We are responsible for paying all of the expenses of operating the applicable hotel(s), including all personnel costs, utility costs and general repair and maintenance of the hotel(s). We also are responsible for all fees payable to the applicable manager, including base and incentive management fees, chain services payments and franchise or system fees, with respect to periods covered by the term of the Leases. We also remain liable under each management agreement.

We are responsible for paying real estate taxes, personal property taxes (to the extent we own the personal property), casualty insurance on the structures, ground lease rent payments, required expenditures for furniture, fixtures and equipment (including maintaining the furniture, fixtures and equipment reserve, to the extent such is required by the applicable management agreement) and other capital expenditures.

Hospitality Properties Trust Relationship.    In a series of related transactions in 1995 and 1996, we sold and leased back 53 Courtyard properties and 18 Residence Inns to Hospitality Properties Trust (“HPT”). These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at our option. Minimum rent payments are $51 million annually for the Courtyard properties and $18 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to HPT under the terms of the leases.

In connection with the REIT conversion, we sublet the HPT hotels (the “Subleases”) to separate sublessee subsidiaries of Crestline (the “Sublessee”), subject to the terms of the applicable HPT lease. The term of each

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sublease expires simultaneously with the expiration of the initial term of the HPT lease to which it relates and automatically renews for the corresponding renewal term under the HPT lease, unless either the HPT lessee (the “Sublessor”), a wholly owned subsidiary of ours, elects not to renew the HPT lease, or the Sublessee elects not to renew the Sublease at the expiration of the initial term provided, however, that neither party can elect to terminate fewer than all of the Subleases in a particular pool of HPT hotels (one for Courtyard hotels and one for Residence Inn hotels). Rent payable by Crestline under the Sublease consists of the minimum rent payable under the HPT lease and an additional percentage rent payable to us. The percentage rent payable by the Sublessor is sufficient to cover the additional rent due under the HPT lease, with any excess being retained by the Sublessor. The rent payable under the Subleases is guaranteed by Crestline, up to a maximum amount of $30 million which amount is allocated between the two pools of HPT hotels.

Other Lease Information.    A number of our hotels are subject to long-term ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. We also have leases on facilities used in our former restaurant business, some of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or 10-year periods. Our lease activities also include leases entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. The restaurant and equipment leases are accounted for as either operating or capital leases, depending on the characteristics of the particular lease arrangement.

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee as of December 31, 2002. Minimum payments for capital leases have not been reduced by aggregate minimum sublease rentals from restaurant subleases of $3 million, payable to us under non-cancelable subleases. Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants and HPT subleases of $36 million and $657 million, respectively, payable to us under non-cancelable subleases.

	Capital Leases	Operating Leases
	(in millions)
2003	$5	$110
2004	5	106
2005	5	102
2006	1	99
2007	—	96
Thereafter	—	1,517

Total minimum lease payments	16	$2,030

Less amount representing interest	(3)

Present value of minimum lease payments	$13

In conjunction with the refinancing of the mortgage of the New York Marriott Marquis in 1999, we also renegotiated the terms of the ground lease. The renegotiated ground lease provides for the payment of a percentage of the hotel sales (4% in 1999 and 5% thereafter) through 2007 and an equivalent of real estate taxes on the property from 2008 through 2017, which is to be used to amortize the then existing deferred ground rent obligation of $116 million. We have the right to purchase the land under certain circumstances for approximately $25 million of which $4 million has already been paid. The balance of the deferred ground rent obligation was $63 million and $65 million at December 31, 2002 and 2001, respectively, and is included in other liabilities in the accompanying consolidated balance sheets.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We remain contingently liable on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $48 million at December 31, 2002. However, management considers the likelihood of any material funding related to these leases to be remote.

Rent expense consists of:

	2002	2001	2000
	(in millions)
Minimum rentals on operating leases	$120	$117	$118
Additional rentals based on sales	21	32	36
Less: sublease rentals	(81)	(88)	(95)

	$60	$61	$59

10.    Employee Stock Plans

In connection with the REIT conversion, we assumed the employee obligations of Host Marriott. Upon the issuance of Host Marriott common stock under either of the two stock-based compensation plans described below, we will issue Host Marriott an equal number of OP Units. Accordingly, these liabilities and related disclosures are included in our consolidated financial statements.

At December 31, 2002, Host Marriott maintained two stock-based compensation plans, including the comprehensive stock plan (the “Comprehensive Plan”), whereby Host Marriott may award to participating employees (i) options to purchase Host Marriott’s common stock, (ii) deferred shares of Host Marriott’s common stock and (iii) restricted shares of Host Marriott’s common stock, and the employee stock purchase plan. At December 31, 2002, there were approximately 15 million shares of common stock reserved and available for issuance under the Comprehensive Plan.

Prior to 2002, we accounted for expense under these plans according to the provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Consequently, no compensation expense was recognized for stock options issued under the Comprehensive Plan or stock issued under the employee stock purchase plan. In the third quarter of 2002, we implemented the expense recognition provisions of SFAS No. 123 with retroactive application to employee stock options granted on or after January 1, 2002 only. Options granted in fiscal years prior to 2002 will continue to be accounted for using the intrinsic value method as described in APB 25. As a result of the change in accounting method, we recorded compensation expense for employee stock options granted during 2002 based on the fair value of the options at the date of grant. We also recorded a minimal amount of compensation expense for shares issued under Host Marriott’s employee stock purchase plan. The implementation of SFAS No. 123 had no effect on the calculation of compensation expense for shares granted under Host Marriott deferred stock and restricted stock plans. For additional information on the effects of this change in accounting method, see Note 1.

Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of Host Marriott common stock on the date of grant. Non-qualified options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant. In connection with the Marriott International distribution in 1993, we issued an equivalent number of Marriott International options and adjusted the exercise prices of its options then outstanding based on the relative trading prices of shares of the common stock of the two companies.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Host Marriott Services (“HM Services”) spin-off in 1995, outstanding options held by our current and former employees were redenominated in both Host Marriott and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between Host Marriott and HM Services, we originally had the right to receive up to 1.4 million shares of HM Services’ common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. On August 27, 1999, Autogrill Acquisition Co., a wholly owned subsidiary of Autogrill SpA of Italy, acquired Host Marriott Services Corporation. Since HM Services is no longer publicly traded, all future payments to us will be made in cash, as HM Services Corporation has indicated that the receivable will not be settled in Autogrill SpA stock. As of December 31, 2002 and 2001, the receivable balance was approximately $5.4 million and $6.4 million, respectively, which is included in other assets in the accompanying consolidated balance sheets.

For purposes of the following disclosures required by SFAS No. 123, the fair value of each option granted has been estimated on the date of grant using an option-pricing model with the following weighted average assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rates of 3.8%, 5.2% and 5.1%, volatility of 36%, 37% and 32%, expected lives of 15, 12 and 12 years; and dividend yield of 6.0%, 9.1% and 9.5%. The weighted average fair value per option granted during the year was $1.41 in 2002, $1.09 in 2001 and $1.07 in 2000. As a result of the implementation of SFAS 123, we recorded compensation expense of $47,000 for 2002, which represents the expense for stock options granted during 2002 only.

A summary of the status of Host Marriott’s stock option plans that have been approved by its stockholders for 2002, 2001 and 2000 follows. We do not have stock option plans that have not been approved by Host Marriott’s stockholders:

	2002		2001		2000
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Balance, at beginning of year	4.9	$6	4.2	$5	4.9	$4
Granted	.9	8	1.4	8.6		10
Exercised	(.2)	4	(.6)	4	(1.2)	3
Forfeited/Expired	(.2)	9	(.1)	8	(.1)	10

Balance, at end of year	5.4	6	4.9	6	4.2	5

Options exercisable at year-end	3.3		2.9		3.2

The following table summarizes information about stock options at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
$1 – 3	1.9	4	$ 2	1.9	$ 2
4 – 6.2		6	6.2		6
7 – 9	2.4	13	8.7		8
10 – 12.9		13	11.5		11
13 – 19	—	10	18	—	18

	5.4			3.3

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. We accrue compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 2002, 2001 and 2000, 23,000, 24,000 and 20,000 shares, respectively, were granted under this plan. The compensation cost that has been charged against income for deferred stock was not material for all periods presented. The weighted average fair value per share granted during each year was $9.95 in 2002, $12.66 in 2001 and $9.44 in 2000. The implementation of SFAS No. 123 had no impact on the calculation of compensation expense for the deferred stock incentive plan.

From time to time Host Marriott awards restricted stock shares under the Comprehensive Plan to officers and key executives to be distributed over the next three years in annual installments based on continued employment and the attainment of certain performance criteria. We recognize compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of Host Marriott common stock. In 2002, 2001 and 2000, 906,000, 167,000 and 889,000 shares, respectively, of restricted stock plan shares were granted to certain key employees under these terms and conditions. Approximately 1,040,000, 593,000 and 106,000 shares were forfeited in 2002, 2001 and 2000, respectively. We recorded compensation expense of $5.2 million, $7.6 million and $11 million in 2002, 2001 and 2000, respectively, related to these awards. The weighted average grant date fair value per share granted during each year was $10.49 in 2002, $12.91 in 2001 and $8.87 in 2000. Under these awards 579,000 shares were outstanding at December 31, 2002.

In 1998, 568,408 stock appreciation rights (“SARs”) were issued under the Comprehensive Plan to certain directors as a replacement for previously issued options that were cancelled during the year. The conversion to SARs was completed in order to comply with ownership limits applicable to us upon conversion to a REIT. The SARs are fully vested and the grant prices range from $1.20 to $5.13. In 2002, 2001 and 2000, we recognized compensation (income) expense for outstanding SARs as a result of fluctuations in the market price of Host Marriott common stock of $.8 million, $(1.2) million and $1.4 million, respectively.

Under the terms of Host Marriott’s employee stock purchase plan, eligible employees may purchase Host Marriott common stock through payroll deductions at 90% of the lower of market value at the beginning or market value at the end of the plan year. As a result of the implementation of SFAS No. 123 during 2002, we now record compensation expense for the employee stock purchase plan based on the fair value of the employees’ purchase rights, which is estimated using an option-pricing model with the following assumptions for 2002: risk-free interest rate of 2.2%, volatility of 37%, expected life of one year, and dividend yield of 0%. During 2002, approximately 43,000 shares were issued. The weighted average fair value of the purchase rights granted in 2002 was $2.35. The compensation expense reflected in net income was not material for all periods presented.

11.    Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The discretionary amount to be matched by us is determined annually by Host Marriott’s Board of Directors. We provide medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Amounts for these items were not material for the three years ended December 31, 2002.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Acquisitions and Dispositions

Acquisitions.    During 2002, we acquired 80% of the outstanding minority interest in the partnership that owns the San Diego Marriott Marina and Hotel in exchange for 1.1 million shares of Host Marriott’s common stock and 6.9 million OP Units, which resulted in an increase to property and equipment of $66.6 million to reflect the fair value of the interest acquired. As a result of the acquisition, we now own approximately 90% of the interests in the partnership that owns the hotel. We did not receive any proceeds as a result of these transactions.

Effective June 14, 2002, we completed the acquisition of the 1,139-room Boston Marriott Copley Place for $214 million, including the assumption of $97 million in mortgage debt.

Effective March 24, 2001, we purchased 100% of the voting interests in each of Rockledge and Fernwood that were previously held by the Host Marriott Statutory Employee/Charitable Trust for approximately $2 million. Prior to this acquisition, we held a 95% non-voting interest in each company and accounted for such investments under the equity method. As a result of this acquisition, we consolidated two full-service hotels and certain limited service hotel partnership interests.

On June 28, 2001, we consummated an agreement to purchase substantially all the minority limited partnership interests held by Wyndham with respect to seven full-service hotels for $60 million. As part of this acquisition, the leases were acquired from Wyndham with respect to three hotels by the TRS, effectively terminating the leases for financial reporting purposes. The entire purchase price was allocated to the minority limited partner interests purchased.

Dispositions.    During January 2002, we transferred the St. Louis Marriott Pavilion hotel to the mortgage lender. We recorded the difference between the debt extinguished and the fair value of the assets surrendered of $9 million, net of tax expense of $3 million, as a $6 million extraordinary item. We have reflected the prior period operations of the hotel transferred, net of tax, as income from discontinued operations for 2001 and 2000. The St. Louis Marriott Pavilion was an asset of Rockledge Hotel Properties, Inc., which was an equity method investment during 2000.

During 2001, we disposed of two hotels (751 rooms) for a total consideration of $65 million and recognized a net gain of $12 million.

13.    Fair Value of Financial Instruments

The fair values of certain financial assets and liabilities and other financial instruments are shown below:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$53	$53	$54	$54
Other	5	5	6	6
Financial liabilities
Senior notes	3,247	3,221	3,235	3,159
Mortgage debt and other, net of capital leases	2,378	2,492	2,351	2,351
Other financial instruments
Convertible Debt Obligation to Host Marriott	492	368	492	349

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes receivable and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. The fair value of the credit facility and other notes are estimated to be equal to their carrying value. Senior notes and the Convertible Debt Obligation to Host Marriott are valued based on quoted market prices.

14.    Marriott International Distribution and Relationship with Marriott International

We have entered into various agreements with Marriott International (formerly a wholly owned subsidiary, the common stock of which was distributed to Host Marriott’s shareholders on October 8, 1993) including the management of the majority of our hotels including franchised properties; financing for joint ventures including the acquisition in 1996 of two full-service properties for which Marriott International provided $29 million of debt financing and $28 million in preferred equity and the 2000 acquisition of two partnerships owning 120 limited service hotels (see below); and certain limited administrative services.

Effective July 25, 2002, we completed negotiations with Marriott International in connection with changes to the management and other agreements for substantially all of our Marriott and Ritz-Carlton managed hotels. The changes were effective as of December 29, 2001. The management contract changes include providing us with additional approval rights over hotel operating budgets, capital budgets, shared service programs, and changes to certain system wide programs; reducing the amount of working capital requirements, and expanding an existing agreement that allows the us to fund furniture, fixtures and equipment expenditures from one account controlled by us, which collectively increased cash available to us for general corporate purposes at that time by $125 million; reducing incentive management fees payable on certain Marriott managed hotels; reducing the amount we pay related to frequent guest programs; gradually reducing the amounts payable with respect to various centrally administered programs; and providing additional territorial restrictions for certain hotels in 10 markets.

In addition to these modifications, we have expanded the pool of hotels subject to an existing agreement that allows us to sell assets unencumbered by a Marriott management agreement without the payment of termination fees. The revised pool includes 46 assets, 75% (measured by EBITDA) of which may be sold over approximately a ten year or greater period without the payment of a termination fee (22.5% (measured by EBITDA) of which may be sold unencumbered by the Marriott brand).

In connection with these negotiations, we have amended Host Marriott’s distribution agreement and stockholder rights plan to terminate Marriott International’s right to purchase up to 20% of each class of Host Marriott’s outstanding voting shares upon certain changes of control and clarified existing provisions in the management agreements that limit our ability to sell a hotel or our entire company to a competitor of Marriott International.

During December 2000, the joint venture formed by Rockledge and Marriott International acquired the partnership interests in two partnerships that collectively own 120 limited service hotels for approximately $372 million plus interest and legal fees (see Note 4).

As a result of the consolidation of Rockledge, we now have a controlling interest in Elcrisa S.A. de C.V., which owns two hotels located in Mexico City, Mexico. Marriott International holds the remaining interest in the entity and is the manager of the hotels.

In 2002 and 2001, the TRS paid Marriott International $144 million and $162 million, respectively, in hotel management fees and $5 million and $6 million, respectively, in franchise fees. In 2000, the fees were paid by

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Crestline and Wyndham, as the lessees, and totaled $240 million. In 2000, we paid Marriott International $0.2 million in guarantee fees pursuant to certain debt service guarantees provided by Marriott International. No guarantee fees were paid in 2002 and 2001. For 2002, we paid $1 million and for 2001 and 2000 we paid Marriott International $2 million each of those years for certain administrative services and office space.

15.    Hotel Management Agreements

Of our hotels, 102 are subject to management agreements under which Marriott International or one of their subsidiaries manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The agreements generally provide for payment of base management fees that are generally 3 percent of sales and incentive management fees generally equal to 20% to 50% of operating profit (as defined in the agreements) over a priority return (as defined) to us, with total incentive management fees not to exceed 20% of cumulative operating profit, or 20% of current year operating profit. In the event of early termination of the agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. We have the option to terminate certain management agreements if specified performance thresholds are not satisfied. A single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement. Certain consolidated partnerships with a total of eight properties operate under a single agreement, cancellation of which would affect all the properties in these partnerships.

Pursuant to the terms of the agreements, Marriott International furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the Marriott International hotel system. Chain services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are required to be allocated among all domestic hotels managed, owned or leased by Marriott International or its subsidiaries on a fair and equitable basis. In addition, our hotels also participate in the Marriott Rewards program. The cost of this program is charged to all hotels in the Marriott hotel system.

We are obligated to provide the manager with sufficient funds, generally 5% of revenue, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized; and (b) replacements and renewals to the hotels’ property and improvements. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreements. To the extent we are not required to fund such amounts into escrow accounts, we remain liable to make such fundings in the future.

We have franchise agreements with Marriott International for eight hotels. Pursuant to these franchise agreements, we generally pay a franchise fee based on a percentage of room sales and food and beverage sales, as well as certain other fees for advertising and reservations. Franchise fees for room sales vary from four to six percent of sales, while fees for food and beverage sales vary from two to three percent of sales. The terms of the franchise agreements are from 15 to 30 years.

We hold management agreements with The Ritz-Carlton Hotel Company, LLC, (“Ritz-Carlton”), a wholly-owned subsidiary of Marriott International, to manage ten of our hotels. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to five percent of sales and incentive management fees, if any, are generally equal to 20% of available cash flow or operating profit, as defined in the agreements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also hold management agreements with hotel management companies other than Marriott International and Ritz-Carlton for 21 of our hotels, eight of which are franchised under the Marriott brand. These agreements generally provide for an initial term of 10 to 20 years with renewal terms at the option of either party or, in some cases, the hotel management company of up to an additional one to 15 years. The agreements generally provide for payment of base management fees equal to one to four percent of sales. Seventeen of the 21 agreements also provide for incentive management fees generally equal to 10 to 25 percent of available cash flow, operating profit, or net operating income, as defined in the agreements.

16.    Relationship with Barceló Crestline Corporation, formerly Crestline Capital Corporation

We entered into a distribution agreement (the “Distribution Agreement”) with Crestline in connection with Host Marriott’s conversion to a REIT in 1998, which provided for, among other things, (i) the distribution of shares of Crestline; (ii) the division between Crestline and us of certain assets and liabilities; (iii) the transfer to Crestline of the 25% interest in the Swissôtel management company and (iv) certain other agreements governing the relationship between Crestline and us. Crestline also granted us a contingent right to purchase Crestline’s interest in Swissôtel Management (USA) L.L.C. at fair market value in the event the tax laws are changed so that Host Marriott could own such interest without jeopardizing its status as a REIT.

Subject to certain exceptions, the Distribution Agreement provides for, among other things, assumptions of liabilities and cross-indemnities designed to allocate to Crestline, effective as of the date of the distribution, financial responsibilities for liabilities arising out of, or in connection with, the business of the senior living communities.

Crestline also had other agreements in connection with the distribution related to asset management services as well as non-competition agreements. These agreements were terminated effective January 1, 2001 in connection with the acquisition of the Crestline lessee entities discussed in Note 2.

17.    Geographic and Business Segment Information

We operate one business segment, hotel ownership. As of December 31, 2000, our foreign operations were limited to four Canadian hotel properties. Effective March 24, 2001, we purchased 100% of the voting interest in Rockledge and, as a result, our foreign operations included two properties in Mexico City, Mexico. There were no intercompany sales between us and the foreign properties. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2002		2001		2000
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$3,561	$6,857	$3,652	$6,812	$1,382	$7,000
International	119	174	115	187	25	110

Total	$3,680	$7,031	$3,767	$6,999	$1,407	$7,110

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Guarantees

We have certain guarantees which consist of commitments we have made to third parties for leases or debt that is not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•	We remain contingently liable for leases on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of rental payments. The amount is approximately $48 million as of December 31, 2002.

•	In connection with the sale of the El Paso Marriott hotel in 1999, we provided a guarantee to the City of El Paso in the event the purchaser, Columbia Sussex, defaults on bonds supported by the cash flows from the hotel. However, the purchaser also provided a standby letter of credit, a corporate guaranty and has been making sinking fund deposits; all of which would serve as collateral to the extent our guarantee was called. Our guarantee supports the $14 million of bonds outstanding as of December 31, 2002. We have elected to exercise our right under the guarantee to require Columbia Sussex to retire the bonds prior to June 14, 2003. We are obligated to pay a 1% $140,000 prepayment penalty in connection with the early retirement of this debt at the time of such retirement.

•	Host Marriott, through its ownership interest in us, is obligated under the partnership agreement (and various tax-sharing agreements with former affiliated entities) to pay all taxes (federal, state, local and foreign—including any related interest and penalties) incurred by Host Marriott, as well as any liabilities that the IRS successfully may assert against Host Marriott and under certain circumstances against former affiliated entities. As the potential liability is based in part on a finding by a specific taxing authority, these amounts cannot be estimated at this time.

•	In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We spun-off the partnership as part of Crestline in the REIT conversion, but we remain obligated under a guarantee of interest and principal with regard to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Crestline, who is indemnified by the subsequent purchaser of the facility.

19.    Supplemental Guarantor and Non-Guarantor Subsidiary Information

All of our subsidiaries guarantee our senior notes except those owning 42 of the Company’s full service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is our wholly owned subsidiary.

The following condensed combined consolidating financial information sets forth the financial position as of December 31, 2002 and 2001 and results of operations and cash flows for the three years ended December 31, 2002 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combined Consolidating Balance Sheets

(in millions)

December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$1,070	$2,150	$3,811	$—	$7,031
Notes and other receivables	729	51	107	(834)	53
Due from manager	(5)	9	78	—	82
Investments in affiliate	2,654	1,473	101	(4,095)	133
Rent receivable	—	21	36	(57)	—
Other assets	211	177	211	(81)	518
Restricted cash	31	4	98	—	133
Cash and cash equivalents	159	1	201	—	361

Total assets	$4,849	$3,886	$4,643	$(5,067)	$8,311

Debt	$2,552	$1,212	$2,622	$(748)	$5,638
Convertible debt obligation to Host Marriott	492	—	—	—	492
Other liabilities	84	106	404	(224)	370

Total liabilities	3,128	1,318	3,026	(972)	6,500
Minority interests	—	—	92	—	92
Limited partner interest of third parties at redemption value	245	—	—	—	245
Partners’ capital	1,476	2,568	1,525	(4,095)	1,474

Total liabilities and partners’ capital	$4,849	$3,886	$4,643	$(5,067)	$8,311

December 31, 2001
	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$1,110	$1,996	$3,893	$—	$6,999
Notes and other receivables	704	50	190	(890)	54
Due from manager	(5)	8	138	—	141
Investments in affiliate	2,648	1,589	106	(4,201)	142
Rent receivable	2	16	26	(44)	—
Other assets	186	201	215	(70)	532
Restricted cash	22	3	89	—	114
Cash and cash equivalents	223	3	126	—	352

Total assets	$4,890	$3,866	$4,783	$(5,205)	$8,334

Debt	$2,543	$1,123	$2,691	$(755)	$5,602
Convertible debt obligation to Host Marriott	492	—	—	—	492
Other liabilities	164	162	364	(249)	441

Total liabilities	3,199	1,285	3,055	(1,004)	6,535
Minority interests	—	—	108	—	108
Limited partner interest of third parties at redemption value	194	—	—	—	194
Partners’ capital	1,497	2,581	1,620	(4,201)	1,497

Total liabilities and partners’ capital	$4,890	$3,866	$4,783	$(5,205)	$8,334

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combined Consolidating Statements of Operations

(in millions)

Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$196	$290	$3,596	$(402)	$3,680
Depreciation and amortization	(65)	(107)	(200)	—	(372)
Hotel operating expenses	—	—	(2,492)	—	(2,492)
Property-level expenses	(60)	(56)	(185)	—	(301)
Rental expenses	—	—	(402)	402	—
Minority interest	—	—	(8)	—	(8)
Corporate expenses	(4)	(9)	(17)	—	(30)
Interest expense	(215)	(109)	(222)	46	(500)
Interest income	47	7	12	(46)	20
Net gains on property transactions	1	—	4	—	5
Equity in earnings (losses) of affiliates	78	91	(14)	(164)	(9)
Other expenses	(2)	(2)	(15)	—	(19)

Income (loss) from continuing operations before taxes	(24)	105	57	(164)	(26)
Benefit (provision) for income taxes	5	—	(11)	—	(6)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(19)	105	46	(164)	(32)
Income (loss) from discontinued operations	—	—	7	—	7

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(19)	105	53	(164)	(25)
Extraordinary item—gain on extinguishment of debt	—	—	6	—	6

NET INCOME (LOSS)	$(19)	$105	$59	$(164)	$(19)

Year Ended December 31, 2001
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$202	$315	$3,681	$(431)	$3,767
Depreciation and amortization	(80)	(105)	(189)	—	(374)
Hotel operating expenses	—	—	(2,506)	—	(2,506)
Property-level expenses	(40)	(60)	(198)	—	(298)
Rental expense	—	—	(431)	431	—
Minority interest	—	—	(16)	—	(16)
Corporate expenses	(5)	(9)	(18)	—	(32)
Interest expense	(213)	(101)	(213)	36	(491)
Interest income	54	4	14	(36)	36
Net gains (losses) on property transactions	13	(12)	5	—	6
Equity in earnings (losses) of affiliates	111	83	(5)	(186)	3
Lease repurchase expense	—	(5)	—	—	(5)
Other expenses	(8)	(2)	(9)	—	(19)

Income from continuing operations before taxes	34	108	115	(186)	71
Benefit (provision) for income taxes	24	—	(33)	—	(9)

INCOME (LOSS) FROM CONTINUING OPERATIONS	58	108	82	(186)	62
Loss from discontinued operations	—	—	(3)	—	(3)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	58	108	79	(186)	59
Extraordinary item—loss on extinguishment of debt	(1)	—	(1)	—	(2)

NET INCOME (LOSS)	$57	$108	$78	$(186)	$57

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2000

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$260	$389	$758	$—	$1,407
Depreciation and amortization	(69)	(98)	(164)	—	(331)
Property-level expenses	(48)	(65)	(163)	—	(276)
Minority interest	—	—	(27)	—	(27)
Corporate expenses	(9)	(12)	(21)	—	(42)
Interest expense	(185)	(107)	(200)	26	(466)
Interest income	38	7	21	(26)	40
Net gains on property transactions	1	1	4	—	6
Equity in earnings (losses) of affiliates	219	83	(8)	(267)	27
Lease repurchase expense	—	(207)	—	—	(207)
Other expenses	(19)	(1)	(4)	—	(24)

Income (loss) from continuing operations before taxes	188	(10)	196	(267)	107
Benefit for income taxes	15	—	83	—	98

INCOME (LOSS) FROM CONTINUING OPERATIONS	203	(10)	279	(267)	205
Loss from discontinued operations	—	—	(2)	—	(2)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	203	(10)	277	(267)	203
Extraordinary item—gain on extinguishment of debt	4	—	—	—	4

NET INCOME (LOSS)	$207	$(10)	$277	$(267)	$207

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combined Consolidating Statements of Cash Flows

(in millions)

Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash from (used in) operations	$(21)	$119	$291	$389

INVESTING ACTIVITIES
Capital expenditures	(27)	(52)	(101)	(180)
Acquisitions	—	(117)	—	(117)
Other	12	23	40	75

Cash used in investing activities	(15)	(146)	(61)	(222)

FINANCING ACTIVITIES
Financing costs	(8)	—	—	(8)
Debt prepayments	(13)	—	—	(13)
Repayment of debt	(15)	(6)	(42)	(63)
Issuance of OP Units	1	—	—	1
Distributions on preferred limited partner units	(35)	—	—	(35)
Distributions to minority interests	—	—	(18)	(18)
Purchase of interest rate cap	(3)	—	—	(3)
Transfer to/from Parent	64	31	(95)	—
Other	(19)	—	—	(19)

Cash (used in) from financing activities	(28)	25	(155)	(158)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64)	(2)	75	9
CASH AND CASH EQUIVALENTS, beginning of year	223	3	126	352

CASH AND CASH EQUIVALENTS, end of year	$159	$1	$201	$361

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash from (used in) operations	$116	$(98)	$280	$298

INVESTING ACTIVITIES
Proceeds from sales of assets	45	15	—	60
Capital expenditures	(55)	(111)	(120)	(286)
Acquisitions	(63)	—	—	(63)
Other	7	—	3	10

Cash used in investing activities	(66)	(96)	(117)	(279)

FINANCING ACTIVITIES
Issuance of debt	875	—	105	980
Financing costs	(9)	—	(3)	(12)
Debt prepayments	(575)	(105)	(23)	(703)
Issuance of OP Units	3	—	—	3
Issuances of preferred limited partner units	143	—	—	143
Repayment of debt	(8)	(5)	(42)	(55)
Distributions on common and preferred limited partner units	(326)	—	—	(326)
Distributions to minority interests	—	—	(17)	(17)
Transfer to/from Parent	(180)	279	(99)	—
Other	7	—	—	7

Cash from (used in) financing activities	(70)	169	(79)	20

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20)	(25)	84	39
CASH AND CASH EQUIVALENTS, beginning of year	243	28	42	313

CASH AND CASH EQUIVALENTS, end of year	$223	$3	$126	$352

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2000

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash from operations	$158	$136	$267	$561

INVESTING ACTIVITIES
Capital expenditures	(82)	(145)	(152)	(379)
Acquisitions	(40)	—	—	(40)
Other	(34)	—	5	(29)

Cash used in investing activities	(156)	(145)	(147)	(448)

FINANCING ACTIVITIES
Issuance of debt	466	6	84	556
Financing costs	(15)	—	(1)	(16)
Debt prepayments	(191)	(7)	(80)	(278)
Repayment of debt	(1)	(5)	(33)	(39)
Issuance of OP Units	4	—	—	4
Distributions on common and preferred limited partner units	(264)	—	—	(264)
Distributions to minority interests	—	—	(23)	(23)
Redemption or repurchase of OP Units for cash	(47)	—	—	(47)
Repurchase of Convertible Preferred Securities	(15)	—	—	(15)
Transfer to/from Parent	62	9	(71)	—
Other	45	—	—	45

Cash (used in) from financing activities	44	3	(124)	(77)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46	(6)	(4)	36
CASH AND CASH EQUIVALENTS, beginning of year	197	34	46	277

CASH AND CASH EQUIVALENTS, end of year	$243	$28	$42	$313

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.    Subsequent Event

On January 24, 2003, we sold the 299-room, Ontario Airport Marriott for total consideration of $26 million. Our carrying amount for this hotel on the date of sale was $24 million of fixed assets, net of depreciation, and there was no mortgage debt. We will recognize a nominal gain on the sale in the first quarter of 2003.

21.    Quarterly Financial Data (unaudited)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in millions, except per unit amounts)
Revenues	$790	$920	$789	$1,181	$3,680
Income (loss) from continuing operations	(12)	26	(42)	(4)	(32)
Income (loss) before extraordinary items	(5)	26	(42)	(4)	(25)
Net income (loss)	1	26	(42)	(4)	(19)
Net income (loss) available to unitholders	(8)	17	(51)	(12)	(54)
Basic earnings (loss) per unit:
Continuing operations	(.08)	.06	(.17)	(.04)	(.23)
Discontinued operations and extraordinary items	05	—	—	—	04
Net income (loss)	(.03)	.06	(.17)	(.04)	(.19)
Diluted earnings (loss) per unit:
Continuing operations	(.08)	.06	(.17)	(.04)	(.23)
Discontinued operations and extraordinary items	.05	—	—	—	.04
Net income (loss)	(.03)	.06	(.17)	(.04)	(.19)

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in millions, except per unit amounts)
Revenues	$873	$994	$848	$1,052	$3,767
Income (loss) from continuing operations	41	55	(9)	(25)	62
Income (loss) before extraordinary items	40	55	(9)	(27)	59
Net income (loss)	40	55	(10)	(28)	57
Net income (loss) available to unitholders	35	46	(19)	(37)	25
Basic earnings (loss) per unit:
Continuing operations	.12	.16	(.06)	(.12)	.11
Discontinued operations and extraordinary items	—	—	(.01)	(.01)	(.02)
Net income (loss)	.12	.16	(.07)	(.13)	.09
Diluted earnings (loss) per unit:
Continuing operations	.12	.16	(.06)	(.12)	.11
Discontinued operations and extraordinary items	—	—	(.01)	(.01)	(.02)
Net income (loss)	.12	.16	(.07)	(.13)	.09

For all years presented, the first three quarters consist of 12 weeks each and the fourth quarter includes 16 weeks. The sum of the basic and diluted earnings (loss) per common unit for the four quarters in all years presented differs from the annual earnings per unit due to the required method of computing the weighted average number of units in the respective periods.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

All of the executive officers of Host REIT, our general partner, also serve as executive officers of Host LP, Accordingly, the information below reflects the current directors of Host REIT and the executive officers of both Host REIT and Host LP as of March 1, 2003. Judith A. McHale was approved by Host REIT’s Board of Directors in December 2002 to fill a vacancy on the Board.

Executive Officers

Name and Title	Age	Business Experience Prior to Becoming an Executive or Corporate Officer of Host REIT and Host LP
Richard E. Marriott Chairman of the Board	64

Richard E. Marriott joined HMC in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President, and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

Christopher J. Nassetta President and Chief Executive Officer	40

Christopher J. Nassetta joined HMC in October 1995 as Executive Vice President and was elected our Chief Operating Officer in 1997. In May 2000, Mr. Nassetta became our President and Chief Executive Officer. Prior to joining us, Mr. Nassetta served as President of Bailey Realty Corporation from 1991 until 1995. He had previously served as Chief Development Officer and in various other positions with The Oliver Carr Company from 1984 through 1991.

W. Edward Walter Executive Vice President and Chief Financial Officer	47

W. Edward Walter joined HMC in 1996 as Senior Vice President for Acquisitions, and was elected Treasurer in 1998, Executive Vice President in 2000, Chief Operating Officer in 2001 and Chief Financial Officer in 2003. Prior to joining our company, Mr. Walter was a partner with Trammell Crow Residential Company and the President of Bailey Capital Corporation, a real estate firm that focused on tax-exempt real estate investments.

James F. Risoleo Executive Vice President, Acquisitions and Development	47

James F. Risoleo joined HMC in 1996 as Senior Vice President for Acquisitions, and he was elected Executive Vice President in 2000. He is responsible for our development, acquisition and disposition activities. Prior to joining our company, Mr. Risoleo served as Vice President of Development for Interstate Hotels Corporation, then the nation’s largest independent hotel management company. Before joining Interstate, he was Senior Vice President at Westinghouse Financial Services.

Robert E. Parsons, Jr. Executive Vice President of Special Projects	47

Robert E. Parsons, Jr. joined HMC’s Corporate Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected our Senior Vice President and Treasurer, and in 1995, he was elected Executive Vice President and Chief Financial Officer. On February 6, 2003, Mr. Parsons stepped down as Chief Financial Officer and will serve as Executive Vice President of Special Projects until his departure from Host Marriott L.P. in the second quarter of 2003.

Name and Title	Age	Business Experience Prior to Becoming an Executive or Corporate Officer of Host REIT and Host LP

Elizabeth A. Abdoo Executive Vice President, General Counsel and Corporate Secretary	44

Elizabeth A. Abdoo joined Host Marriott L.P. in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Corporate Secretary in August 2001. Prior to joining our company, Ms. Abdoo served as Senior Vice President and Assistant General Counsel of Orbital Sciences Corporation from January 2000 to May 2001 and prior to that as Vice President and Assistant General Counsel since 1996.

Richard A. Burton Senior Vice President, Taxes and General Tax Counsel	47

Richard A. Burton joined HMC in 1996 as Senior Vice President-Taxes and General Tax Counsel. Prior to joining our company, Mr. Burton was Senior Tax Counsel at Mobil Oil Corporation, and prior to that was with the law firm of Sutherland, Asbill & Brennan.

John A. Carnella Senior Vice President and Treasurer	39

John A. Carnella joined HMC in 1997 as Senior Vice President for Acquisitions. In 1998, he moved to our Treasury Department and was elected Treasurer in 2001. Prior to joining HMC, Mr. Carnella was an investment banker with Lazard Freres & Co. and, most recently, he served as a Senior Vice President with the investment banking division of National Westminster Bank.

Larry K. Harvey Senior Vice President and Corporate Controller	38

Larry K. Harvey joined Host Marriott, L.P. in February 2003 as Senior Vice President and Corporate Controller. Prior to joining Host Marriott, Mr. Harvey served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation and in various other positions with Crestline, from January 1999 to January 2003. From May of 1994 through December of 1998, he served in various accounting positions at Host Marriott Corporation and was the Vice President, Corporate Accounting prior to the spin-off of Crestline.

Pamela K. Wagoner Senior Vice President, Human Resources And Leadership Development	39

Pamela K. Wagoner joined Host Marriott, L.P. in October 2001 as Vice President for Human Resources and became Senior Vice President in February 2003. Prior to joining our company, Ms. Wagoner served as Vice President of Human Resources at SAVVIS Communications. From 1998 through August 2000, Ms. Wagoner was Director of Human Resources at Lucent Technologies, Inc. and prior to that was Director of Human Resources at Yurie Systems Inc., since 1996, which was acquired by Lucent.

Directors

Richard E. Marriott Chairman of the Board Director since 1979 Age: 64

Mr. Baylis is the retired Vice Mr. Richard E. Marriott is our Chairman of the Board. He is also a Director of the Polynesian Cultural Center and is Chairman of the Board of First Media Corporation. Mr. Marriott also serves on the Federal City Council, the Board of Associates for Gallaudet University and the National Advisory Council of Brigham Young University. He is a past President of the National Restaurant Association. In addition, Mr. Marriott is the President and a Trustee of the Marriott Foundation for People with Disabilities.

Christopher J. Nassetta President and Chief Executive Officer Director since 1999 Age: 40

Mr. Nassetta is our President and Chief Executive Officer. He also serves as a Director of CoStar Group, Inc., as a Trustee of Prime Group Realty Trust and as a member of the McIntire School of Commerce Advisory Board for the University of Virginia. Mr. Nassetta joined our company in 1995 as Executive Vice President and was elected our Chief Operating Officer in 1997. He became our President and Chief Executive Officer in May 2000. Prior to joining us, Mr. Nassetta served as President of Bailey Realty Corporation from 1991 until 1995, and he had previously served as Chief Development Officer and in various other positions with The Oliver Carr Company.

Robert M. Baylis Director since 1996 Age: 64

Mr. Baylis is the retired Vice Chairman of CS First Boston. Prior to his retirement, he was Chairman and Chief Executive Officer of CS First Boston Pacific, Inc. Mr. Baylis is also a Director of New York Life Insurance Company, Covance, Inc., Gildan Activewear, Inc., and PartnerRe Ltd. In addition, he is an overseer of the University of Pennsylvania Museum, a Director of The International Forum, an executive education program of the Wharton School, and a member of the Advisory Council of the Economics Department of Princeton University. If elected as a director.

Terence C. Golden Director since 1995 Age: 58

Mr. Golden served as our President and Chief Executive Officer from 1995 until his retirement in May 2000. He serves as Chairman of Bailey Capital Corporation. In addition, Mr. Golden is a director of Cousins Properties, Inc., Potomac Electric Power Company, and The Morris and Gwendolyn Cafritz Foundation. He is also Chairman of the Federal City Council. Prior to coming to Host Marriott, Mr. Golden had served as chief financial officer of The Oliver Carr Company and was a Founder and National Managing Partner of Trammel Crow Residential Companies. He was also a director of Prime Retail Inc. from 1994 to 2000. He has also served as Administrator of the U.S. General Services Administration and as Assistant Secretary of the U.S. Department of the Treasury from 1984 to 1985.

Ann McLaughlin Korologos Director since 1993 Age: 61

Ms. Korologos is Senior Advisor to Benedetto, Gartland & Company, Inc., an investment banking firm in New York, and is Vice Chairman of the Rand Board of Trustees. She formerly served as President of the Federal City Council from 1990 until 1995 and as Chairman of the Aspen Institute from 1996 until August 2000. Ms. Korologos has served with distinction in several United States Administrations in such positions as Secretary of Labor and Under Secretary of the Department of the Interior. She also serves as a Director of AMR Corporation, Fannie Mae, Kellogg Company, Microsoft Corporation, Vulcan Materials Company and Harman International Industries, Inc.

Judith A. McHale Director since 2002 Age: 56

Ms. McHale has been President and Chief Operating Officer of Discovery Communications, Inc., the parent company of cable television’s Discovery Channel since 1995. From 1989 to 1995, she served as Executive Vice President and General Counsel of Discovery Communications, Inc. Ms. McHale is also a Director of the John Hancock Financial Services Company, Polo Ralph Lauren Corporation and Potomac Electric Power Company. Ms. McHale is Chair of the Board of Directors of Cable in the Classroom and also serves on the boards of the Children’s National Medical Center Campaign Trustees Group, the Honorary Advisory Council of the Children’s Inn at National Institute of Health, Vital Voices Global Partnership, The Africa Society, and Africare.

John G. Schreiber Director since 1998 Age: 56

Mr. Schreiber is President of Centaur Capital Partners, Inc. and a co-founder and partner of Blackstone Real Estate Advisors L.P., an affiliate of The Blackstone Group L.P. He serves as a Trustee of AMLI Residential Properties Trust and as a Director of JMB Realty Corporation, The Rouse Company, The Brickman Group, Ltd. and a number of mutual funds advised by T. Rowe Price Associates, Inc. Prior to his retirement as an officer of JMB Realty Corporation in 1990, Mr. Schreiber was Chairman and Chief Executive Officer of JMB/Urban Development Company and an Executive Vice President of JMB Realty Corporation.

The company has adopted a written code of ethics that applies to its principal executive officer, principal financial offer, principal accounting officer and other members of its management serving similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Federal securities laws require directors, executive officers, and owners of more than ten percent of Host REIT common stock and persons who own more than ten percent of a registered class of OP Units to file reports with the Securities and Exchange Commission and with the New York Stock Exchange. These reports relate to the number of shares of Host REIT common stock and OP Units that each of those persons beneficially owns, and any changes in their ownership. Except as set forth below, all persons required to file such forms have done so during 2002.

Due to an oversight, Richard E. Marriott did not file a timely report for four separate transactions that were effected in December 2002. Mr. Marriott transferred gifts of 120,576 shares, 31,460 shares and 1,210 shares, respectively, of Host REIT common stock on December 2, 2002. A distribution of 755,200 shares was also made from the JWM Sr. Charitable Trust on this date, of which Mr. Marriott is deemed to be a beneficial owner of such shares. A report was filed promptly upon the discovery of this oversight.

Due to an oversight, Mr. Donald D. Olinger, the Company’s former Senior Vice President and Corporate Controller, did not file a timely report for the mandatory forfeiture of 79,725 shares of Host REIT restricted stock shares upon his departure from the Company on December 3, 2002. A report was filed promptly upon the discovery of this oversight.

Item 11.    Executive Compensation

The table below sets forth a summary of the compensation we paid for the last three fiscal years to our Chief Executive Officer and to the four additional most highly compensated persons serving as executive officers of Host REIT and Host LP at the end of our last fiscal year. References to shares are to shares of Host REIT.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary(1) ($)	Bonus(2) ($)	Other Annual Compensation ($)		Restricted Stock Awards($)		LTIP Payouts ($)	All Other Compensation(6) ($)
Richard E.Marriott Chairman of the Board	2002 2001 2000	336,000 336,000 320,000	168,000 84,000 192,000	506,432 320,878 440,221	(3) (3) (3)	0 0 312,947	(4)	0 0 0	13,015 16,821 28,980

Christopher J. Nassetta President and Chief Executive Officer	2002 2001 2000	800,000 800,000 624,584	890,000 350,720 794,684	0 0 0		5,000,000 0 2,586,763	(5) (4)	0 0 0	34,522 47,696 69,271

W. Edward Walter Executive Vice President and Chief Financial Officer	2002 2001 2000	467,250 429,810 330,209	478,371 211,466 348,300	0 0 0		2,000,000 764,902 1,506,058	(5) (4) (4)	0 0 0	20,362 23,192 30,625

Robert E. Parsons, Jr. Executive Vice President, Special Projects	2002	467,250	465,007	0		500,000	(5)	0	20,533
	2001	467,250	217,178	0		0		0	30,012
	2000	445,000	534,000	0		812,991	(4)	0	53,995

James F. Risoleo Executive Vice President, Acquisitions and Development	2002 2001 2000	365,000 346,233 279,296	367,300 163,076 296,000	0 0 0		400,000 399,900 990,704	(5) (4) (4)	0 0 0	15,842 13,587 33,546

(1)	Salary amounts include base salary earned and paid in cash during the fiscal year as well as the amount of base salary deferred at the election of the named executive officer under our Executive Deferred Compensation Plan.
(2)	The bonus consists of the cash bonus earned pursuant to the performance criteria for annual incentive awards established by our Compensation Policy Committee. It was either paid subsequent to the end of each fiscal year or deferred under the Executive Deferred Compensation Plan.
(3)	The amounts set forth in this column for Mr. Marriott include $194,885, $132,150 and $125,100 in 2002, 2001 and 2000, respectively, for the allocation of Host REIT personnel costs for non-Host REIT business, and $245,140, $152,110 and $213,185 in 2002, 2001 and 2000, respectively, for additional cash compensation to cover taxes payable for all other compensation in this column, and $64,185 in 2002 for the allocation of Host REIT jet usage for non-Host REIT business.
(4)	The Host REIT long-term incentive stock awards are generally made as a multi-year grant that vests over a three-year period based on achievement of performance criteria and continued employment over the period. Although it is a multi-year grant and portions may not ultimately be earned, Host REIT reflects the total value of the award in the year it was authorized. Host REIT authorized such a grant in 1998 for a three-year program covering 1999-2001, and the value of the grant was reported in 1998. For 1999, each officer received the portion of the award that vested based on continuous employment for that year, and no shares were vested based on satisfaction of performance criteria in 1999. The awards to each of the named executive officers were amended in 2000 to extend the period covered by the program by one year to 2002. As a result, each named officer received an additional allocation of shares in 2000, which could be earned in 2002 and the value of those additional shares are reported in 2000. In addition, shares awarded to Mr. Nassetta in 2000 reflected his promotion to Chief Executive Officer and President.

In 2001, awards for Mr. Walter and Mr. Risoleo were further amended to reflect promotions to Executive Vice President and Chief Operating Officer and Executive Vice President—Acquisitions and Development, respectively. Mr. Walter and Mr. Risoleo each received additional allocations of 57,382 shares and 30,000 shares, respectively, which could be earned during 2001 and 2002 and which are reported in 2001.

All shares awarded in 2000 are valued at $8.94 per share, the fair market value of Host REIT common stock on the New York Stock Exchange on February 25, 2000, the date the shares were granted. All shares awarded in 2001 are valued at $13.33 per share, the fair market value of the Company’s stock on the New York Stock Exchange on May 17, 2001, the date the shares were granted. Cash dividends on the shares of restricted stock shall, after withholding for the payment of any taxes due on the dividends, be reinvested in shares of our common stock.

Under the grants in 2000, thirty percent of the shares are subject to restrictions that lapse on a scheduled basis over a three-year period as long as the executive continues to be employed by Host REIT (with one-third of the shares vesting in 2000, one-third of the shares vesting in 2001 and the final one-third vesting in 2002). These shares are intended to provide the executive a strong incentive to increase the value of Host REIT during their employment. The remaining seventy percent of the shares vest based on performance criteria established by the Compensation Policy Committee, and portions of the shares could be earned by: (i) satisfying an earnings-based measure (based on funds from operations) established each calendar year, (ii) satisfying a total stockholder return measure, and (iii) any shares not vested by satisfaction of these annual performance criteria could be earned by satisfying a total cumulative stockholder return measure established in 2000 for the years 2000-2002. With the conclusion of the three-year program in 2002 covered by the grants, the table below summarizes the shares initially granted and subsequent allocations, as well as shares forfeited for failure to satisfy performance criteria. No performance criteria were satisfied in 2001 and only a portion of the shares vested in 2002 for satisfaction of performance criteria in that year.

	Mr. Marriott	Mr. Nassetta	Mr. Walter		Mr. Parsons	Mr. Risoleo
Total Shares Available 2000-2002	170,173	810,000	467,382	*	522,817	265,000	*
Total Shares Vested	110,613	512,500	298,705		339,831	168,749
Total Shares Forfeited	59,560	297,500	168,677		182,986	96,251

*	For Messrs. Walter and Risoleo, the total shares available amount for 2000-2002 reflects the additional allocation of shares in 2001.

(5)	This is the market value of restricted stock awards to Messrs. Nassetta, Walter, Parsons and Risoleo on August 1, 2002, the date on which the shares were granted. The shares of restricted stock were granted to these executives in recognition of the work performed in positioning and restructuring Host REIT leading up to and after the events of September 11, 2001 and the economic downtown, including the restructuring of a majority of Host REIT management and other corporate agreements, and to provide the executives with a strong incentive to continue to increase the value of Host REIT during their employment. One-third of the shares to each executive were vested on the date of the grant. The restrictions on the remaining two-thirds of the restricted stock lapse over time as long as the executive is employed by the Company (with one-third of the shares vesting in one year and the final one-third vesting two years after the date of grant). The number of shares granted were as follows: Mr. Nassetta: 476,644 shares; Mr. Walter: 190,658 shares; Mr. Parsons: 47,664 shares; and Mr. Risoleo: 38,132 shares. The market value is based on the fair market value of the common stock on August 1, 2002 of $10.49 (the average of the high and low sale price that day on the New York Stock Exchange). Cash dividends on the shares of restricted stock shall, after withholding for the payment of any taxes due on the dividends, be reinvested in shares of our common stock.

The total number of all restricted and deferred shares that remain subject to vesting conditions held by each named executive officer as of the end of the 2002 fiscal year and the aggregate value of those shares at such time were as follows: Mr. Marriott: 141,764 shares valued at $1,243,270; Mr. Nassetta: 842,763 shares valued at $7,391,032; Mr. Walter: 412,457 shares valued at $3,617,248; Mr. Parsons: 347,835 shares valued at $3,050,513; and Mr. Risoleo: 185,590 shares valued at $1,627,624. The fair market value of our common stock on December 31, 2002 was $8.77 (the average of the high and low sale price that day on the New York Stock Exchange).

(6)	This column represents our matching contributions made under our Retirement and Savings Plan and our Executive Deferred Compensation Plan. Under the Retirement and Savings Plan, we contributed $5,500 for each of the named executive officers in 2002. The amounts contributed under the Executive Deferred Compensation Plan for 2002 for each named executive officer were as follows: Mr. Marriott, $7,100; Mr. Nassetta, $29,022; Mr. Parsons, $15,033; Mr. Walter, $14,862; and Mr. Risoleo, $10,342. For Mr. Marriott, this column also includes the amount of the taxable economic benefit to Mr. Marriott as a result of our purchase of certain life insurance policies for the benefit of a trust established by Mr. Marriott. For 2002, such taxable economic benefit to Mr. Marriott was $415.

Aggregated Stock Option/SAR Exercises and Year-end Value

The table below sets forth, on an aggregated basis:

•	information regarding the exercise of options to purchase Host REIT common stock (and shares of common stock of Marriott International, Inc., which Host REIT has previously spun off) by each of the named executive officers listed above on the Summary Compensation Table;

•	information regarding the exercise of stock appreciation rights (SARs) in Host REIT common stock by each of the named executive officers listed above on the Summary Compensation Table; and

•	the value on December 31, 2002 of all unexercised options and SARs held by such individuals.

Messrs. Nassetta, Walter and Risoleo do not have any options to purchase stock or SARs in either of the companies listed in the following table. Richard E. Marriott is the only executive officer who holds stock appreciation rights in Host REIT common stock. In 1998, Mr. Marriott entered into an agreement with Host REIT which canceled all of his then outstanding options to purchase Host REIT common stock and replaced them with stock appreciation rights on equivalent economic terms.

Aggregated Stock Option/SAR Exercises in Last Year and Year-end Options/SAR Values

Name	Company(1)	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares Underlying Unexercised Options/SARs at Fiscal Year End(2) (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year End(3) ($)
				Exercisable	Unexercisable	Exercisable	Unexercisable
Richard E. Marriott	HM	0	0	66,685	0	459,002	0
	MI	0	0	122,634	0	3,429,314	0

	TOTAL	0	0	189,319	0	3,888,316	0
Robert E. Parsons, Jr.	HM	0	0	14,637	0	98,849	0

	TOTAL	0	0	14,637	0	98,849	0

(1)	“HM” represents options to purchase Host REIT common stock or SARs in Host REIT common stock. “MI” represents options to purchase Marriott International, Inc. common stock.

(2)	The number and terms of these options reflect several adjustments made as a result of Host REIT spin-off of Marriott International in October 1993, Host REIT spin-off of Host Marriott Services Corporation in December 1995, the spin-off from Marriott International of Sodexho Marriott Services Corporation in March 1998, and Host REIT conversion into a real estate investment trust (and the related spin-off of Crestline Capital Corporation) in December 1998, each in accordance with the applicable employee benefit plans covering those options. These adjustments preserved, but did not increase or decrease, the economic value of the options.

(3)	These figures are based on a per share price for our common stock of $8.77 and a per share price for Marriott International, Inc. common stock of $33.02. These prices reflect the average of the high and low trading prices on the New York Stock Exchange on December 31, 2002.

Employment Arrangements

We do not maintain employment agreements with any of our executive officers.

Split-Dollar Life Insurance

Host REIT maintains split-dollar life insurance agreements with the REM Insurance Trust, a trust established by Richard E. Marriott, our Chairman of the Board. Under those agreements, the Trust has acquired life insurance policies on behalf of Mr. Marriott and his wife, Nancy Marriott. Host REIT pays certain premiums in connection with those policies and is entitled to be repaid all premiums from the death benefit or the cash surrender value of the policy. This repayment obligation is secured by an assignment of an interest in the policies from the Trust to Host REIT.

This split-dollar program was put in place in exchange for the termination of Mr. Marriott’s accrued interest, as of November 30, 1996, in awards of deferred bonus stock to him under The Host Marriott Corporation 1993 Comprehensive Stock Incentive Plan.

Host REIT reports taxable income to Mr. Marriott on an annual basis, the amount of income being determined based on the value of the life insurance coverage in force insuring the life of Mr. and Mrs. Marriott. No premiums were paid for 2002, however, pending clarification of the continued use of split-dollar life insurance policies following the passage of the Sarbanes-Oxley Act of 2002.

Severance Plan

The Host REIT Compensation Policy Committee recently approved the adoption of the Host Marriott Severance Plan for members of senior management, including Messrs. Nassetta, Walter and Risoleo. Our Chairman of the Board, Mr. Marriott, is not covered by the plan. The plan provides for the payment of severance compensation upon termination as follows:

•	Termination for Cause: an executive terminated for cause receives no severance and forfeits any unvested long-term incentive stock compensation;

•	Termination as a Result of Death or Disability: upon death or disability an executive receives a prorated annual bonus through the month of death or disability and all long-term incentive stock compensation vests. In addition, the executive would be entitled to benefits under Host REIT’s life insurance and disability plans applicable to all employees. Host REIT has purchased life insurance with respect to each of Messrs. Nassetta, Walter, and Risoleo to fund the cost to Host REIT of the long-term incentive stock compensation that would vest and would be payable in the event of the executive’s death;

•	Voluntary Termination by Executive Without Good Reason: an executive who resigns in this manner receives no severance compensation and the executive’s unvested long-term incentive stock compensation is forfeited;

•	Termination Without Cause or Voluntary Termination by Executive With Good Reason Following a Change in Control: an executive terminated in this manner receives a payment equal to a multiple of the executive’s current base pay and average bonus over the prior three-year period. Mr. Nassetta is entitled to three times his current base salary plus three times his average bonus. All other members of senior management covered by the plan are entitled to two times their current base salary plus two times their average bonus. All long-term incentive stock compensation vests, and Host REIT will pay for the executive’s benefits under Host REIT’s standard benefit plans for 18 months or until the executive is re-employed, whichever time period is shorter. These provisions remain in effect for a period of one year following a change in control of Host REIT; and

•	Termination Without Cause or Voluntary Termination by Executive With Good Reason Not Following a Change in Control: an executive terminated in this manner receives a payment equal to a multiple of the executive’s current base pay and average bonus over the prior three-year period. Mr. Nassetta is entitled to two times his current base salary plus two times his average bonus. All other members of senior management covered by the plan are entitled to a payment equal to their current base salary plus their average annual bonus. One year’s worth of the executive’s time-based and performance-based portions (assuming achievement of target performance goals) of long-term incentive stock compensation is subject to accelerated vesting, and Host REIT will pay for the executive’s benefits under Host REIT’s standard benefit plans for 18 months or until the executive is re-employed, whichever time period is shorter.

The plan also provides for a one-year non-compete/non-solicitation period and allows each executive a period of one year after termination to exercise any options to which the executive is entitled due to the accelerated vesting of long-term incentive compensation. Host REIT intends to seek qualification of the cash and benefit provisions of the Severance Plan under the Employee Retirement Income Security Act of 1974.

Compensation of Directors

Directors are compensated partially in cash and partially in our common stock to align their interests with those of our stockholders. Directors who are also our employees receive no additional compensation for their services as directors.

Annual Retainer and Attendance Fees.    Directors who are not also our employees receive an annual retainer fee of $30,000, as well as an attendance fee of $1,250 for attendance at any stockholders’ meeting, meeting of the board of directors or meeting of a committee of the board of directors. If the director attends more than one meeting on a given day, an attendance fee is paid for each meeting. The chair of each committee of the Board receives an additional annual retainer fee of $6,000.

Annual Stock Awards.    Under the Non-Employee Directors’ Deferred Stock Compensation Plan, directors who are not also our employees receive an annual award of common stock equivalents, which are converted into shares of our common stock only after a director stops serving on our Board. The annual award of such common stock equivalents is equal in value to the annual retainer fee (currently $30,000) paid to non-employee directors and is credited to such directors immediately following the annual meeting of stockholders. In 2002, each such award was for 2,575 common stock equivalents. The plan also permits participants to be credited with dividend equivalents that are equal in value to the dividends paid on our common stock.

Deferral of Payment.    Directors may elect to defer payment of all or any portion of their annual retainer and attendance fees under our Executive Deferred Compensation Plan and/or our Non-Employee Directors’ Deferred Stock Compensation Plan. Fees that are deferred under the Non-Employee Directors’ Deferred Stock Compensation Plan are credited as common stock equivalents, which are then converted into shares of our common stock only after a director stops serving on our Board. The common stock equivalents are credited with dividend equivalents, which are equal in value to the dividends paid on our common stock.

Other.    Directors are reimbursed for travel expenses and other out-of-pocket costs incurred in attending meetings. Directors also receive complimentary rooms, food and beverage and other hotel services when they stay at properties owned by us or managed by Marriott International, Inc., and the Company reimburses directors for taxes associated with the value of this perquisite.

Compensation Committee Interlocks and Insider Participation

As indicated above, the following directors served as members of the Compensation Committee during 2002: John G. Schreiber (Chair) and Ann McLaughlin Korologos. Messrs. Vincent and Baylis served until last year’s annual meeting in May 2002. In addition, J. W. Marriott, Jr. was a director of the Company until May 2002 and served on the Compensation Policy Committee until January 2002. Richard E. Marriott, our Chairman of the Board, was a director of Marriott International, Inc. until May 2002, a company where J. W. Marriott, Jr.

serves as Chairman and Chief Executive Officer. J. W. Marriott, Jr. was not a member of the Compensation Policy Committee at the time the Committee made any decisions on executive compensation for 2001, which was discussed in last year’s Report of the Compensation Policy Committee, and did not participate in any executive compensation matters during 2002. Except as noted above, during 2002:

•	none of the members of the Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;

•	none of the members of the Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with the Company or any of its subsidiaries in which the amount involved exceeds $60,000;

•	none of the Company’s executive officers served on the compensation committee (or another board committee with similar functions) of any entity where one of that entity’s executive officers served on the Company’s compensation committee;

•	none of the Company’s executive officers was a director of another entity where one of that entity’s executive officers served on the Company’s compensation committee; and

•	none of the Company’s executive officers served on the compensation committee (or another board committee with similar functions) of another entity where one of that entity’s executive officers served as a director on the Company’s Board of Directors.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of Host REIT common stock and of the partnership units of Host Marriott, L.P. that were beneficially owned as of February 28, 2003 by:

•	each director and director nominee;

•	each executive officer named in the Summary Compensation Table below;

•	all of our directors and executive officers as a group; and

•	beneficial owners of 5% or more of our common stock.

Information about the ownership of operating partnership units is included because the operating partnership units are redeemable by holders for cash or, at our election, for shares of our common stock on a one-for-one basis. Host REIT owns approximately 90% of the operating partnership units. As of February 28, 2003, no other person or entity is the beneficial owner of 5% or more of the operating partnership units.

Name	Number of Shares of Common Stock	% of Shares of Common Stock(1)	Number of Operating Partnership Units	% of Common Stock and Operating Partnership Units(2)
Directors:
Robert M. Baylis(3)	27,735	*	0	*
Terence C. Golden(3)	316,583	0.1	0	0.1
Ann McLaughlin Korologos(3)	14,691	*	0	*
Richard E. Marriott(4) (5) (6)	17,978,753	6.8	140,296	6.8
Judith A. McHale	0	0		0
Christopher J. Nassetta(6)	2,125,664	0.8	0	0.8
John G. Schreiber(3)	12,454	*	1,089,261	0.4
Non-Director Executive Officers:
Robert E. Parsons, Jr.(6) (7)	452,353	0.2	0	0.2
James F. Risoleo(6)	603,834	0.2	0	0.2
W. Edward Walter(6)	1,165,075	0.4	0	0.4
All Directors and Executive Officers as a group
(15) persons, including the foregoing)(6) (7)	23,195,936	8.8	1,229,557	9.2
Certain Beneficial Owners:
J. W. Marriott, Jr. (4) (8)	15,249,048	5.8	205,886	5.8
Morgan Stanley Investment Management, Inc. (9)	13,866,394	5.2	0	5.2
Stichting Pensioenfonds ABP (10)	22,149,300	8.4	0	8.4
Wallace R. Weitz & Company (11)	28,212,000	10.7	0	10.7
Wellington Management Co., LLP (12)	15,861,189	6.0	0	6.0

*	Reflects ownership of less than 1/10th of 1%.
(1)	Any descriptions of ownership or aggregations of ownership of Host REIT common stock within this proxy statement are based upon the disclosure requirements of federal securities laws. They do not indicate ownership of Host REIT common stock under the Internal Revenue Code of 1986, as amended, or for purposes of the ownership limitations set forth in our Articles of Incorporation.

(2)	This column assumes that all operating partnership units held by the named person or group of persons are redeemed for shares of Host REIT common stock on a one-for-one basis, but that none of the operating partnership units held by others are redeemed for shares of Host REIT common stock.

(3)	The number of shares of Host REIT common stock listed here includes the common stock equivalents that are awarded annually to non-employee directors under Host REIT Non-Employee Directors’ Deferred Stock Compensation Plan, plus reinvested dividend equivalents relating thereto.

(4)	J.W. Marriott, Jr., Richard E. Marriott and other members of the Marriott family and various trusts and foundations established by members of the Marriott family owned beneficially an aggregate of 27,354,384 shares, or 10.4% of the total shares outstanding of Host REIT common stock, as of February 28, 2003.

(5)	The number of shares of Host REIT common stock listed here includes: (1) 1,866,439 shares held in trust for which Richard E. Marriott is the trustee or a co-trustee; (2) 75,364 shares held by the wife of Richard E. Marriott; (3) 603,828 shares held in trust for which the wife of Richard E. Marriott is the trustee or a co-trustee; (4) 4,974,849 shares held by the J. Willard and Alice S. Marriott Foundation, of which Richard E. Marriott is a co-trustee; (5) 492,689 shares held by the J. Willard Marriott, Sr. Charitable Trust, of which Richard E. Marriott is a co-trustee; (6) 63,623 shares held by the Alice S. Marriott Lifetime Trust, of which Richard E. Marriott is a co-trustee; (7) 1,515,300 shares held by the Richard E. and Nancy P. Marriott Foundation of which Richard E. Marriott is a co-trustee; and (8) 2,503,066 shares held by a corporation of which Richard E. Marriott is the controlling stockholder. It does not include shares held by the adult children of Richard E. Marriott; Richard E. Marriott disclaims beneficial ownership of all such shares.

(6)	The number of shares of Host REIT common stock listed here includes the shares of restricted stock granted under our 1993 Comprehensive Stock Incentive Plan and 1997 Comprehensive Stock and Cash Incentive Plan, which are voted by the holder thereof.

(7)	The number of shares of Host REIT common stock listed here include the following number of shares which could be acquired through the exercise of stock options: Mr. Parsons, 14,637 shares; and for all directors and executive officers as a group 79,892 shares. For additional information, see the tables under the caption “Executive Officer Compensation.”

(8)	Mr. J. W. Marriott, Jr. served as a member of Host REIT Board of Directors from 1964 until May 2002. The number of shares of our common stock listed here includes: (1) 1,606,750 shares held in trust for which J.W. Marriott, Jr. is the trustee or a co-trustee; (2) 68,426 shares held by the wife of J.W. Marriott, Jr.; (3) 693,847 shares held in trust for which the wife of J.W. Marriott, Jr. is the trustee or a co-trustee; (4) 4,974,849 shares held by the J. Willard and Alice S. Marriott Foundation, of which J.W. Marriott, Jr. is a co-trustee; (5) 492,689 shares held by the J. Willard Marriott, Sr. Charitable Trust, of which J.W. Marriott, Jr. is a co-trustee; (6) 63,623 shares held by the Alice S. Marriott Lifetime Trust, of which J.W. Marriott, Jr. is a co-trustee; (7) 2,707,590 shares held by a limited partnership whose general partner is a corporation of which J.W. Marriott, Jr. is the controlling stockholder; and (8) 3,500,000 shares held by a limited partnership whose general partner is J.W. Marriott, Jr. This amount does not include shares held by the adult children of J.W. Marriott, Jr.; J.W. Marriott, Jr. disclaims beneficial ownership of all such shares.

(9)	The number of shares of Host REIT common stock listed here represents shares of Host REIT common stock held by Morgan Stanley Investment Management Inc. Morgan Stanley Investment Management Inc. has reported in a 13G filed with the Securities and Exchange Commission shared dispositive power over 13,866,394 shares of common stock and sole dispositive power over none of these shares. Of these shares Morgan Stanley Investment Management Inc. has reported shared voting power over 11,515,720 shares and sole voting power over none of these shares. The principal address of Morgan Stanley Investment Management Inc. is 1221 Avenue of the Americas, New York, New York 10020.

(10)	The number of shares of Host REIT common stock listed here represents shares of Host REIT common stock held by Stichting Pensioenfonds ABP, an entity established under the laws of The Kingdom of the Netherlands, which invests funds on behalf of certain employees of The Kingdom of the Netherlands. Stichting Pensioenfonds ABP has reported in a 13D filed with the Securities and Exchange Commission sole dispositive power and sole voting power over the entire 22,149,300 shares. The principal business address of Stichting Pensioenfonds ABP was reported as: Oude Lindestratt 70, Postbus 2889, 6401 DL Heerlen, The Netherlands.

(11)	The number of shares of Host REIT common stock listed here represents shares of Host REIT common stock held by Wallace R. Weitz & Company, which acts as an investment adviser for certain investment funds. Wallace R. Weitz & Company has reported in a Schedule 13G filed with the Securities and Exchange Commission sole dispositive power over the entire 28,212,000 shares. Of these shares, Wallace R. Weitz & Company has reported shared voting power over 28,012,000 shares, and sole voting power over 28,012,000 shares. The principal business address of Wallace R. Weitz & Company is 1125 South 103rd Street, Suite 600, Omaha, Nebraska 68124-6008.

(12)	The number of shares of Host REIT common stock listed here represents shares of Host REIT common stock held by Wellington Management Company, LLP, which acts as an investment advisor for certain investment funds. Wellington Management Company, LLP has reported in a 13G filed with the Securities and Exchange Commission shared dipositive power of 15,861,189 shares and sole dispositive power over none of the shares. Of the shares, Wellington Management Company LLP has reported shared voting power over 12,880,200 shares and sole voting power over none of these shares. The principal business address of Wellington Management Company is 75 State Street, Boston, Massachusetts 02109.

EQUITY COMPENSATION PLAN INFORMATION

(As of December 31, 2002)

	Number of securities (in millions) to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities (in millions) remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity compensation plans approved by security holders (1)	5.4	$6.50	14.9
Equity compensation plans not approved by security holder	0	0	0

TOTAL	5.4	$6.50	14.9

(1)	Shares indicated are the aggregate of those issuable under the Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended, whereby we may award to officers and key employees (i) options to purchase our common stock, (ii) deferred shares of our common stock, and (iii) restricted shares of our common stock.

Item 13.    Certain Relationships and Related Transactions

Relationship between Marriott International, Inc. and Host Marriott

Prior to October 8, 1993, we and Marriott International, Inc. were operated as a single consolidated company. On October 8, 1993, in connection with the issuance of a special dividend, the consolidated company’s businesses were split between Host Marriott Corporation and Marriott International. Thereafter, we retained the lodging real estate business and the airport/toll road concessions business, while Marriott International took the lodging and service management businesses. On December 29, 1995, we distributed the airport/toll road concessions business to our stockholders.

Our ongoing relationships with Marriott International can be divided into three general categories:

•	distribution agreement and the related agreements stemming from our separation into two separate companies;

•	lodging management and franchise agreements relating to our properties; and

•	acquisition financing and joint ventures.

As of February 28, 2003, Richard E. Marriott, the Chairman of our Board, beneficially owns approximately 12.7% of the outstanding shares of common stock of Marriott International, and J.W. Marriott, Jr., who was one of our directors until his retirement from our Board in May 2002, beneficially owns approximately 12.4% of the outstanding shares of common stock of Marriott International. In addition, J.W. Marriott, Jr. serves as Chairman of the Board and Chief Executive Officer of Marriott International, and Richard E. Marriott served as a director of Marriott International until May 2002. By reason of their ownership of such shares of common stock and their current and former positions as directors of Marriott International, they could be deemed in control of Marriott International within the meaning of the federal securities laws. Other members of the Marriott family might also be deemed control persons of Marriott International by reason of their ownership of shares of Marriott International and/or their relationship to other family members.

Distribution Agreement and Related Agreements

In connection with the separation of our business from that of Marriott International, we entered into a distribution agreement with Marriott International that allocated the assumption of liabilities and cross-indemnities so that each company shouldered the financial and legal responsibility for its respective business. This distribution agreement has been amended from time to time. In connection with our renegotiation of our management agreements with Marriott International, we have amended the distribution agreement to terminate Marriott International’s right to purchase up to 20% of each class of our outstanding voting shares upon certain changes of control.

We have entered into other agreements with Marriott International in connection with the business separation, which govern our ongoing relationships. These other agreements include:

Tax Sharing Agreement.    We entered into a tax sharing agreement with Marriott International that allocates the parties’ rights and obligations with respect to: (1) deficiencies and refunds of federal, state and other income or franchise taxes relating to our businesses for tax years prior to the separation; and (2) certain of our tax attributes after the separation. We have agreed to cooperate with each other and to share information in preparing tax returns and in dealing with other tax matters.

License Agreement.    We entered into a license agreement with Marriott International that grants us a non-exclusive, royalty-free, worldwide license to use the Marriott mark for corporate or partnership name purposes and only in connection with our activities relating directly to our business of developing, purchasing, leasing, selling and owning hotel properties. The license is subject to certain conditions, most significantly that the majority of all hotels owned by us are managed by or operated pursuant to a franchise granted by Marriott International or its affiliates.

Administrative Services Agreements and Office Space Lease.    We entered into agreements with Marriott International pursuant to which Marriott International provided certain continuing administrative services for us and our subsidiaries and by which we subleased office space from Marriott International. These services and the sublease were provided on market terms and conditions. In August 2002, we terminated the sublease and related administrative services agreements when we relocated to our current office space. Through August 2002 we paid Marriott International $1 million for such services and office space.

Lodging Management and Franchise Agreements

Marriott International and certain of its subsidiaries entered into management agreements with us and certain of our subsidiaries to manage the Marriott- and Ritz-Carlton-branded full-service hotels and Courtyard-branded limited service hotels owned or leased by us and our subsidiaries Marriott International also entered into franchise agreements with us and certain of our subsidiaries that allow us to use the Marriott brand, associated trademarks, reservation systems and other related items for seven Marriott hotels for which we have entered into operating agreements with hotel management companies other than Marriott International. In 2002, we and our subsidiaries paid $150 million in the aggregate in management and franchise fees to Marriott International.

In addition, some of our subsidiaries are partners in a joint venture that owned 120 Courtyard by Marriott lodging properties as of December 31, 2002. These properties are operated by Marriott International or its subsidiaries under long-term agreements. Our subsidiaries are co-general partners in such partnerships. In 2002, those partnerships paid fees of $26 million to Marriott International under those agreements. The partnerships also paid $21 million in rent to Marriott International in 2002 for leases of land upon which some of the partnerships’ hotels are located.

On July 25, 2002, we completed our negotiations with Marriott International to amend our management and other agreements for substantially all our Marriott- and Ritz-Carlton-managed hotels. These changes were effective as of December 29, 2001. The management contract changes include the following:

•	expanded approval rights over hotel operating budgets, capital budgets, shared service programs, and changes to certain system-wide programs;

•	a reduction in the amount of working capital requirements, and the expansion of an existing agreement that allows us to fund FF&E expenditures as incurred from one account that we control rather than depositing funds into individual escrow accounts at each hotel, which collectively increased cash available to us in July 2002 for general corporate purposes by approximately $125 million;

•	a reduction in incentive management fees payable on Marriott-managed hotels;

•	a gradual reduction in the amounts payable with respect to various centrally administered programs;

•	additional territorial restrictions for certain hotels in 10 markets; and

•	clarification of existing provisions that limit our ability to sell a hotel or our Company to a competitor of Marriott International.

In addition to these modifications, we expanded the pool of hotels subject to an existing agreement that allows us to sell assets unencumbered by a Marriott management agreement without the payment of termination fees. The revised pool includes 46 assets, 75% (measured by Earnings Before Interest Expense, Taxes, Depreciation and Amortization, or EBITDA) of which may be sold over approximately a ten-year or greater period without the payment of a termination fee (22.5% (measured by EBITDA) of which can be sold unencumbered by the Marriott brand).

Acquisition Financing and Joint Venture

Marriott International has provided financing to us for a portion of the cost of acquiring properties to be operated or franchised by Marriott International. It is possible that Marriott International may from time to time provide this type of financing in the future. In 2002, Marriott International did not provide us with any new acquisition financing, although one of our subsidiaries remains indebted to Marriott International for acquisition financing from prior years. The amount of such indebtedness at December 31, 2002 was $21 million.

During 2000, we, through our subsidiaries, formed a joint venture with Marriott International, the “Courtyard Joint Venture,” to acquire the partnership interests in Courtyard by Marriott Limited Partnership and Courtyard by Marriott II Limited Partnership for an aggregate payment of approximately $372 million plus interest and legal fees, of which we and one of our subsidiaries contributed approximately $90 million. The Courtyard Joint Venture acquired 120 Courtyard by Marriott properties totaling 17,559 rooms and financed the acquisition with $200 million in non-recourse mezzanine indebtedness borrowed from Marriott International and with cash and other assets contributed by our affiliates and by Marriott International. A subsidiary of Marriott International continues to manage these 120 hotels under long-term management agreements. This investment was consummated in settlement of litigation involving these two limited partnerships, in which we, through our affiliates, served as general partner, rather than as a strategic initiative.

Relationship with Bracewell & Patterson LLP

During 2002 we retained the law firm of Bracewell & Patterson LLP for consultation and lobbying services primarily associated with the passage of the Terrorism Risk Insurance Act of 2002. Edwin R. Bethune, a partner at the firm, is the father-in-law of Christopher Nassetta, our Chief Executive Officer. Total fees paid to Bracewell & Patterson LLP were approximately $187,000 during 2002.

Item 14.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

Item 16.    Principal Accountant Fees and Services

For the fiscal year 2002, we were was billed the following amounts for professional services by KPMG LLP (its independent auditor since May 22, 2002):

Audit fees (annual financial statements and review of quarterly financial statements for the year ended December 31, 2002) (1)	$1,697,000
Audit related fees (2)	458,100
Tax fees	—
All other fees	—

Total fees:	$2,155,100

(1)	This includes $470,000 for 2002 Audits, $635,000 for 2001 and 2000 re-audits, as well as $592,000 for subsidiary audits.
(2)	Audit related fees consisted principally of fees for compliance audits, audits of financial statements of our employee benefit plan, and consultation on accounting issues.

The Host REIT Audit Committee concluded that the provision of these other non-audit services is compatible with maintaining the independence of KPMG LLP.

Arthur Andersen LLP, our auditors prior to May 22, 2002, billed the Company in 2002 approximately $962,000 for audit and audit related services, $316,000 for tax services and $319,000 for other fees pertaining to insurance matters for our World Trade Center and Financial Center properties.

Other Company Auditors

Currently, we have engaged Ernst & Young LLP for tax consultation and tax compliance services. Since 1996, we have engaged PriceWaterhouseCoopers LLP as our internal auditor. The purpose of the internal audit program is to review the effectiveness and design of internal controls at our properties, to test compliance with our contractual agreements and to identify any unrecorded liabilities.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

(i)	FINANCIAL STATEMENTS:

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

(ii)	FINANCIAL STATEMENT SCHEDULES:

The	following financial information is filed herewith on the pages indicated.

Financial	Schedules:

Page
III. Real Estate and Accumulated Depreciation.	S-1 to S-6

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

None.

(c) EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger by and among Host Marriott Corporation, HMC Merger Corporation and Host Marriott L.P. (incorporated by reference to Exhibit 2.1 of Host Marriott Corporation’s Registration Statement No. 333-64793).

3.1	Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P. (incorporated by reference to Exhibit 3.1 of Host Marriott, L.P.’s Registration Statement No. 333-55807).
3.2

Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of August 3, 1999, establishing an additional class of units entitled the Class A Preferred Units (incorporated by reference to Exhibit 3.2 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

3.3

Sixteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of November 29, 1999, establishing an additional class of units entitled the Class B Preferred Units (incorporated by reference to Exhibit 3.3 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

3.4

Twenty-fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of March 27, 2001, establishing an additional class of units entitled the Class C Preferred Units (incorporated by reference to Exhibit 3.4 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

3.5

Thirtieth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P (incorporated by reference to Exhibit 3.5 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

4.1

Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

Exhibit No.	Description
4.2

First Supplemental Indenture to Amended and Restated Indenture dated as of August 5, 1998 among HMH Properties, Inc., the Guarantors and Subsidiary Guarantors named in the Amended and Restated Indenture, dated as of August 5, 1998, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

4.3

Second Supplemental Indenture, dated as of December 11, 1998, among HMH Properties, Inc., a Delaware corporation, the Guarantors and Subsidiary Guarantors named in the Amended and Restated Indenture, dated as of August 5, 1998, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated December 11, 1998).

4.4

Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified as New Subsidiary Guarantors and Marine Midland Band, as Trustee, to Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein and Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Registration Statement No. 333-55807).

4.5

Fourth Supplemental Indenture, dated as of February 25, 1999, among Host Marriott, L.P. the Subsidiary Guarantors signatory to the Fourth Supplemental Indenture and Marine Midland Bank as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Fourth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement No. 333-79275).

4.6

Sixth Supplemental Indenture, dated as of October 6, 2000, among Host Marriott, L.P., the Subsidiary Guarantors signatory to the Sixth Supplemental Indenture and HSBC Bank USA (formerly Marine Midland Bank), as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Sixth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement No. 333-51944).

4.7

Ninth Supplemental Indenture, dated as of December 14, 2001, among Host Marriott, L.P., the Subsidiary Guarantors signatory to the Ninth Supplemental Indenture and HSBC Bank USA (formerly Marine Midland Bank) as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Ninth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement No. 333-76550).

4.8

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

4.11

Amendment No. 1, dated December 29, 1998, to Guarantee Agreement between Host Marriott Corporation and IBJ Schroeder Bank & Trust Company, as Guarantee Trustee, dated December 2, 1996 (incorporated by reference to Exhibit 4.2 to Host Marriott Corporation Current Report on Form 8-K, dated December 30, 1998).

4.12

Amended and Restated Trust Agreement, dated as of December 29, 1998, among HMC Merger Corporation, as Depositor, IBJ Schroeder Bank & Trust Company, as Property Trustee, Delaware Trust Capital Management, Inc., as Delaware Trustee, and Robert E. Parsons, Jr., Ed Walter and Christopher G. Townsend, as Administrative Trustees (incorporated by reference to Exhibit 4.9 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

Exhibit No.	Description
10.1

Indenture between Host Marriott L.P., as Issuer, and Marine Midland Bank, as Indenture Trustee, and Form of 6.56% Callable Note due December 15, 2005 (incorporated by reference to Exhibit 4.1 of Host Marriott, L.P.’s Registration Statement No. 333-55807).

10.2

Host Marriott L.P. Executive Deferred Compensation Plan, as amended and restated, effective January 1, 1999 (formerly the Host Marriott Corporation Executive Deferred Compensation Plan) (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.3

Host Marriott Corporation and Host Marriott, L.P.’s 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998 (incorporated by reference to Exhibit No. 10.8 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 2000).

10.4

Distribution Agreement dated as of September 15, 1993 between Marriott Corporation and Marriott International, Inc. (incorporated by reference from Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.5

Amendment No. 1 to the Distribution Agreement, dated December 29, 1995, by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.6

Amendment No. 2 to the Distribution Agreement, dated June 21, 1997, by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.8 of Host Marriott Corporation’s Registration Statement No. 333-64793).

10.7

Amendment No. 3 to the Distribution Agreement, dated March 3, 1998, by and among Host Marriott Corporation, Host Marriott Services Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.9 of Host Marriott Corporation’s Registration Statement No. 333-64793).

10.8

Amendment No. 4 to the Distribution Agreement by and among Host Marriott Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.10 of Host Marriott Corporation’s Registration Statement No. 333-64793).

10.9

Amendment No. 5 to the Distribution Agreement, dated December 18, 1998, by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International Inc., (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.10

Distribution Agreement, dated December 22, 1995, by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.11

Amendment to Distribution Agreement, dated December 22, 1995, by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 10.16 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.12

Tax Sharing Agreement dated as of October 5, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.13

License Agreement dated as of December 29, 1998 by and among Host Marriott Corporation, Host Marriott, L.P., Marriott International, Inc. and Marriott Worldwide Corporation (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.14

Tax Administration Agreement dated as of October 8, 1993 by and between Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.15

Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.17 of Host Marriott Corporation’s Registration Statement No. 333-64793).

Exhibit No.	Description
10.16

First Amendment to Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation’s Registration Statement No. 333-64793).

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

10.19	Host Marriott, L.P. Retirement and Savings Plan (incorporated by reference to Exhibit 10.26 of Host Marriott Corporation 1998 Annual Report on Form 10-K for the year ended December 31, 1998).
10.20

Contribution Agreement dated as of April 16, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.18 of Host Marriott, L.P.’s Registration Statement No. 333-55807).

10.21

Amendment No. 1 to Contribution Agreement dated May 8, 1998 among Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.19 of Host Marriott, L.P.’s Registration Statement No. 333-55807).

10.22

Amendment No. 2 to Contribution Agreement dated May 18, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.20 of Host Marriott, L.P.’s Registration Statement No. 333-55807).

10.24

Employee Benefits and Other Employment Matters Allocation Agreement between Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.25 of Host Marriott Corporation’s Registration Statement No. 333-64793).

10.25

Amendment to the Employee Benefits and Other Employment Matters Allocation Agreement effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott International, Sodexho Marriott Services, Inc., Crestline Capital Corporation and Host Marriott, L.P. (incorporated by reference to Exhibit 10.34 of Host Marriott Corporation’s Form 10-K for the year ended December 31, 1998).

10.26	Amended and Restated Noncompetition Agreement (incorporated by reference to Exhibit 10.31 of Host Marriott Corporation’s Registration Statement No. 333-64793).
10.27

Registration Rights Agreement, dated as of December 14, 2001, by and among Host Marriott, L.P., the Guarantors named therein and the Purchasers named therein (incorporated by reference to Exhibit 10.43 of Host Marriott, L.P.’s Registration Statement on Form S-4 No. 333-76550).

10.28

Amended and Restated Credit Agreement, dated as of May 31, 2000, among Host Marriott Corporation, Host Marriott, L.P., Various Banks and Bankers Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.40 of Host Marriott, L.P.’s Registration Statement No 333-51944).

10.29

First Amendment to the Amended and Restated Credit Agreement, dated as of October 23, 2000, among Host Marriott Corporation, Host Marriott, L.P., Various Banks and Bankers Trust Company, As Administrative Agent (incorporated by reference to Exhibit 10.41 of Host Marriott, L.P.’s Registration Statement No. 333-51944).

10.30

Second Amendment and Waiver of Amended and Restated Credit Agreement, dated as of March 1, 2001, among Host Marriott Corporation, Host Marriott, L.P., various Banks, and Bankers Trust Company, as administrative Agent (incorporated by reference to Exhibit 10.42 of Host Marriott’s Form 10.42 of Host Marriott’s Form 10-Q for the quarter ended September 7, 2001).

10.31

Third Amendment and Modification to Amended and Restated Credit Agreement, dated as of November 19, 2001, among Host Marriott Corporation, Host Marriott, L.P., various Banks, and Bankers Trust Company, as Administrative Agent (incorporated by reference to Exhibit 10.41 of Host Marriott Corporation’s Current Report on Form 8-K dated December 5, 2001).

Exhibit No.	Description
10.32

Amended and Restated Pledge and Security Agreement, dated as of May 31, 2000, among the Pledgors and Banker’s Trust Company, as Pledgee (incorporated by reference to Exhibit No. 10.44 of Host Marriott, L.P.’s Form 10-Q for the quarter ended September 7, 2001).

10.33

First Amendment to Amended and Restated Pledge and Security Agreement, dated as of March 1, 2001, among the Pledgors and Bankers Trust Company, as Pledgee (incorporated by reference to Exhibit No. 10.41 of Host Marriott, L.P.’s Form 10-Q for the quarter ended September 7, 2001).

10.34

Amended and Restated Subsidiaries Guaranty, dated as of August 5, 1998 and amended and restated as of May 31, 2000 (incorporated by reference to Exhibit 10.43 of Host Marriott, L.P.’s Form 10-Q for the quarter ended September 7, 2001).

10.35

Acquisition and Exchange Agreement dated November 13, 2000 by Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 99.2 of Host Marriott, L.P.’s Form 8-K/A filed December 14, 2000).

10.36

Host Marriott Corporation’s Non-Employee Director’s Deferred Stock Compensation Plan (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

12*	Computation of Ratios of Earnings to Fixed Charges and Preferred Limited Partner Unit Distributions.
21*	List of Subsidiaries of Host Marriott, L.P.
23*	Consent of KPMG LLP.
99.1*	Host Marriott Corporation’s Code of Ethics

* Filed	herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 19, 2003.

HOST	MARRIOTT, L.P.

By:	/s/ HOST MARRIOTT CORPORATION
Its General Partner

By:	/s/ W. EDWARD WALTER
W. Edward Walter Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ RICHARD E. MARRIOTT Richard E. Marriott	Chairman of the Board of Directors	March 19, 2003
/s/ CHRISTOPHER J. NASSETTA Christopher J. Nassetta	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2003
/s/ W. EDWARD WALTER W. Edward Walter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 19, 2003
/s/ LARRY K. HARVEY Larry K. Harvey	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 19, 2003
/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	March 19, 2003
/s/ TERENCE C. GOLDEN Terence C. Golden	Director	March 19, 2003
/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	March 19, 2003
/s/ JUDITH A. MCHALE Judith A. McHale	Director	March 19, 2003
/s/ JOHN G. SCHREIBER John G. Schreiber	Director	March 19, 2003

CERTIFICATIONS

I, Christopher J. Nassetta, certify that:

1.	I have reviewed this annual report on Form 10-K of Host Marriott, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 19, 2003

/s/ Christopher J. Nassetta

Christopher J. Nassetta

President and Chief Executive Officer

Host Marriott, L.P.

I, W. Edward Walter, certify that:

1.	I have reviewed this annual report on Form 10-K of Host Marriott, L.P.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003

/s/ W. Edward Walter

W. Edward Walter

Executive Vice President and Chief Financial Officer

Host Marriott, L.P.

SCHEDULE III

Page 1 of

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(in millions)

		Initial Costs			Gross Amount at December 31, 2002
Description (1)	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Full-service hotels:
Albany, New York	$—	$6	$31	$(1)	$6	$30	$36	$(4)	—	1998	40
The Ritz-Carlton, Amelia Island, Georgia	—	36	165	(58)	25	118	143	(12)	—	1998	40
Four Seasons, Atlanta, Georgia	39	5	48	13	6	60	66	(6)	—	1998	40
Grand Hyatt, Atlanta, Georgia	—	8	89	12	9	100	109	(10)	—	1998	40
Atlanta Marquis, Georgia	152	12	184	31	16	211	227	(23)	—	1998	40
Atlanta Northwest, Georgia	—	5	20	5	5	25	30	(5)	—	1995	40
Atlanta Perimeter, Georgia	—	—	7	14	—	21	21	(13)	—	1976	40
Atlanta Midtown Suites, Georgia	—	—	26	2	—	28	28	(5)	—	1996	40
Swissôtel, Atlanta, Georgia	34	5	84	17	6	100	106	(11)	—	1998	40
Bethesda, Maryland	—	—	10	20	—	30	30	(17)	—	1979	40
Miami Biscayne Bay, Florida	—	—	32	(3)	—	29	29	(5)	—	1998	40
Boston Marriott Copley Place, Massachusetts	95	—	203	10	—	213	213	(3)	—	2002	40
Boston/Newton, Massachusetts	—	3	31	9	3	40	43	(17)	—	1997	40
Swissôtel, Boston, Massachusetts	40	15	69	17	17	84	101	(9)	—	1998	40
Hyatt Regency, Burlingame, California	69	16	119	32	20	147	167	(15)	—	1998	40
Calgary, Canada	18	5	18	6	5	24	29	(5)	—	1996	40
Hyatt Regency, Cambridge, Massachusetts	49	18	84	7	19	90	109	(9)	—	1998	40
Charlotte Executive Park, North Carolina	—	2	11	3	2	14	16	(4)	—	1995	40
Chicago/Downtown Courtyard, Illinois	—	7	27	3	7	30	37	(8)	—	1992	40
Chicago O’Hare, Illinois	—	4	26	21	4	47	51	(15)	—	1997	40
Chicago O’Hare Suites, Illinois	—	—	36	1	—	37	37	(4)	—	1998	40
Chicago/Deerfield Suites, Illinois	—	4	19	1	4	20	24	(6)	—	1990	40
Swissôtel, Chicago, Illinois	59	29	133	9	30	141	171	(15)	—	1998	40
Coronado Island Resort, California	—	—	53	4	—	57	57	(8)	—	1997	40
Costa Mesa Suites, California	—	3	18	1	3	19	22	(3)	—	1996	40
Dallas/Fort Worth Airport, Texas	—	6	37	7	6	44	50	(10)	—	1995	40
Dallas Quorum, Texas	—	—	27	5	—	32	32	(8)	—	1994	40
Dayton, Ohio	—	2	30	1	2	31	33	(3)	—	1998	40

SCHEDULE III

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(in millions)

		Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2002				Date of Completion of Construction
Description(1)	Debt	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciation Life
The Ritz-Carlton, Dearborn, Michigan	—	8	51	3	8	54	62	(6)	—	1998	40
Denver Tech Center, Colorado	—	6	26	11	6	37	43	(8)	—	1994	40
Desert Springs Resort and Spa, California	95	13	143	63	14	205	219	(26)	—	1997	40
Fairview Park, Virginia	—	9	39	2	9	41	50	(4)	—	1998	40
Fort Lauderdale Marina, Florida	—	6	30	10	6	40	46	(11)	—	1994	40
Gaithersburg/Washingtonian Center, Maryland	—	7	22	1	7	23	30	(5)	—	1993	40
Hanover, New Jersey	27	5	30	9	6	38	44	(8)	—	1997	40
Harbor Beach Resort, Florida	95	—	62	43	—	105	105	(17)	—	1997	40
Hartford/Farmington, Connecticut	20	7	22	7	8	28	36	(4)	—	1997	40
Houston Airport, Texas	—	—	10	28	—	38	38	(23)	—	1984	40
JW Marriott Hotel at Lenox, Georgia	—	—	21	8	—	29	29	(10)	—	1990	40
JW Marriott Houston, Texas	—	4	26	10	8	32	40	(8)	—	1994	40
Kansas City Airport, Missouri	—	—	8	14	—	22	22	(18)	—	1974	40
Key Bridge, Virginia	—	29	125	(114)	—	40	40	(18)	—	1997	40
Manhattan Beach, California	—	8	29	5	—	42	42	(7)	—	1997	40
Marina Beach, California	—	—	13	15	—	28	28	(4)	—	1995	40
Memphis, Tennessee	—	—	16	10	—	26	26	(5)	—	1998	40
Mexico City Airport, Mexico	9	9	29	(1)	8	29	37	(8)	—	1996	40
JW Marriott, Mexico City, Mexico	12	11	35	2	10	38	48	(7)	—	1996	40
Miami Airport, Florida	—	—	7	42	—	49	49	(29)	—	1972	40
Minneapolis City Center, Minnesota	—	—	27	14	—	41	41	(24)	—	1986	40
Minneapolis Southwest, Minnesota	—	5	24	—	5	24	29	(3)	—	1998	40
Mountain Shadows Resort, Arizona	—	7	24	(3)	6	22	28	(4)	—	1998	40
The Ritz-Carlton Naples Golf Resort, Florida	—	6	—	58	6	58	64	(2)	2002		40
New Orleans, Louisiana	96	16	96	55	16	151	167	(24)	—	1996	40
New York Financial Center, New York	—	19	79	11	19	90	109	(14)	—	1997	40
New York Marquis, New York	248	—	552	63	—	615	615	(220)	—	1986	40
Newark Airport, New Jersey	—	—	30	21	—	51	51	(26)	—	1984	40
Newport Beach, California	—	11	13	43	11	56	67	(32)	—	1975	40

SCHEDULE III

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(in millions)

		Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2002				Date of Completion of Construction
Description(1)	Debt	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciation Life
Norfolk Waterside, Virginia	—	—	29	5	—	34	34	(5)	—	1997	40
Oklahoma City, Oklahoma	—	1	19	3	1	22	23	(4)	—	1996	40
Ontario Airport, California	—	5	17	3	5	20	25	(4)	—	1997	40
Orlando World Center Resort, Florida	228	18	157	174	29	320	349	(41)	—	1997	40
Park Ridge, New Jersey	—	—	20	2	—	22	22	(3)	—	1998	40
Pentagon City Residence Inn, Virginia	—	6	29	2	6	31	37	(5)	—	1996	40
Philadelphia Airport, Pennsylvania	—	—	42	2	1	43	44	(8)	—	1995	40
Philadelphia Convention Center, Pennsylvania	105	3	143	51	11	186	197	(34)	—	1995	40
Four Seasons, Philadelphia, Pennsylvania	—	26	60	9	27	68	95	(7)	—	1998	40
Plaza San Antonio, Texas	—	3	25	4	3	29	32	(7)	—	1995	40
Portland, Oregon	—	6	40	8	6	48	54	(10)	—	1994	40
Raleigh Crabtree Valley, North Carolina	—	2	16	3	2	19	21	(5)	—	1994	40
Hyatt Regency, Reston, Virginia	46	11	78	8	12	85	97	(9)	—	1998	40
The Ritz-Carlton, Phoenix, Arizona	—	10	63	2	10	65	75	(8)	—	1998	40
The Ritz-Carlton, Tysons Corner, Virginia	—	—	89	3	—	92	92	(11)	—	1998	40
The Ritz-Carlton, San Francisco, California	—	31	123	5	31	128	159	(14)	—	1998	40
Salt Lake City, Utah	—	—	48	8	—	56	56	(8)	—	1996	40
San Antonio Rivercenter, Texas	78	—	86	44	—	130	130	(20)	—	1996	40
San Antonio Riverwalk, Texas	—	—	45	3	—	48	48	(10)	—	1995	40
San Diego Hotel and Marina, California	190	—	203	85	—	288	288	(44)	—	1996	40
San Diego Mission Valley, California	—	4	22	(1)	4	21	25	(3)	—	1998	40
San Francisco Airport, California	—	11	48	17	12	64	76	(14)	—	1994	40
San Francisco Fisherman’s Wharf, California	—	6	20	7	6	27	33	(8)	—	1994	40
San Francisco Moscone Center, California	—	—	278	16	—	294	294	(84)	—	1989	40
San Ramon, California	21	—	22	9	—	31	31	(5)	—	1996	40
Santa Clara, California	38	—	39	32	—	71	71	(33)	—	1989	40
Scottsdale Suites, Arizona	—	3	20	—	3	20	23	(3)	—	1996	40
Seattle SeaTac Airport, Washington	—	4	48	(6)	3	43	46	(7)	—	1998	40
Tampa Waterside, Florida	—	—	—	97	11	86	97	(6)	2000		40

SCHEDULE III

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(in millions)

		Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2002				Date of Completion of Construction
Description(1)	Debt	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation		Date Acquired	Depreciation Life
Swissôtel, The Drake, New York	68	29	130	38	34	163	197	(19)	—	1998	40
The Ritz-Carlton, Atlanta, Georgia	—	13	41	8	13	49	62	(10)	—	1996	40
The Ritz-Carlton, Buckhead, Georgia	86	14	80	20	16	98	114	(17)	—	1996	40
The Ritz-Carlton, Marina del Rey, California	—	—	52	8	—	60	60	(10)	—	1997	40
The Ritz-Carlton, Naples, Florida	129	19	126	56	21	180	201	(30)	—	1996	40
Toronto Airport, Canada	20	5	24	3	5	27	32	(5)	—	1996	40
Toronto Eaton Center, Canada	36	—	—	30	—	30	30	(6)	—	1995	40
Toronto Delta Meadowvale, Canada	22	4	20	8	4	28	32	(7)	—	1996	40
Torrance, California	—	9	39	4	9	43	52	(5)	—	1998	40
Dulles Airport, Virginia	—	—	3	26	—	29	29	(21)	—	1970	40
Washington Dulles Suites, Virginia	—	3	24	1	3	25	28	(4)	—	1996	40
Washington Metro Center, Washington D.C.	—	20	24	3	20	27	47	(6)	—	1994	40
Westfields, Virginia	—	7	32	2	7	34	41	(8)	—	1994	40

Sub total full-service hotels:	2,224	650	5,650	1,421	663	7,058	7,721	(1,396)
Sub total—other full-service properties less than 5% of total:	—	35	333	35	32	371	403	(94)		various	40

Total full-service properties:	2,224	685	5,983	1,456	695	7,429	8,124	(1,490)
Other properties, each less than 5% of total	—	38	16	(43)	—	11	11	(11)		various	various

TOTAL(2)	$2,224	$723	$5,999	$1,413	$695	$7,440	$8,135	$(1,501)

(1)	Each hotel is operated as a Marriott-brand hotel unless otherwise indicated by its name.
(2)	These amounts do not reflect the debt or the asset values of the World Trade Center Marriott which was destroyed in the terrorist attacks on September 11, 2001. All of the assets were written off and a receivable for property insurance proceeds has been established. The debt balance does not include the $65 million mortgage loan on the hotel.

SCHEDULE III

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2002, 2001, and 2000 is as follows:

Balance at December 31, 1999	$7,374
Additions:
Capital expenditures and transfers from construction-in-progress	306
Deductions:
Dispositions and other	(9)

Balance at December 31, 2000	7,671
Additions:
Capital expenditures and transfers from construction-in-progress	278
Deductions:
Impairment charges	(13)
Dispositions and other	(201)

Balance at December 31, 2001	7,735
Additions:
Acquisitions	284
Capital expenditures and transfers from construction-in-progress	158
Deductions:
Dispositions and other	(42)

Balance at December 31, 2002	$8,135

SCHEDULE III

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(in millions)

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2002, 2001 and 2000 and 1999 is as follows:

Balance at December 31, 1999	$853
Depreciation and amortization	215
Dispositions and other	(2)

Balance at December 31, 2000	1,066
Depreciation and amortization	281
Dispositions and other	(66)

Balance at December 31, 2001	1,281
Depreciation and amortization	237
Dispositions and other	(17)

Balance at December 31, 2002	$1,501

(C)	The aggregate cost of properties for Federal income tax purposes is approximately $5,729 million at December 31, 2002.

(D)	The total cost of properties excludes construction-in-progress properties.