Form 10-Q
period 2003-03-28
HOST MARRIOTT L P
filed 2003-05-12
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25087

HOST MARRIOTT, L.P.

(Exact Name of Registrant as specified in its Charter)

Delaware (State of Incorporation)	52-2095412 (I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland (Address of Principal Executive Offices)	20817 (Zip Code)

(240) 744-1000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Units outstanding
Class	May 1, 2003
Units of limited partnership interest	292,074,459

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 28, 2003 and December 31, 2002

(in millions, except per unit amounts)

	March 28, 2003	December 31, 2002
	(unaudited)
ASSETS

Property and equipment, net	$6,973	$7,031
Notes and other receivables	53	53
Due from managers	91	82
Investments in affiliates	127	133
Other assets	499	518
Restricted cash	130	133
Cash and cash equivalents	313	361

Total assets	$8,186	$8,311

LIABILITIES AND SHAREHOLDERS’ EQUITY

Debt
Senior notes	$3,236	$3,247
Mortgage debt	2,263	2,289
Convertible debt obligation to Host Marriott Corporation	492	492
Other	102	102

	6,093	6,130
Accounts payable and accrued expenses	106	118
Other liabilities	214	252

Total liabilities	6,413	6,500

Minority interest	93	92

Limited partnership interests of third parties at redemption value (representing 27.5 million units and 27.7 million units at March 28, 2003 and December 31, 2002, respectively)	191	245

Partners’ Capital
General partner	1	1
Cumulative redeemable preferred limited partner	339	339
Limited partner	1,143	1,136
Accumulated other comprehensive income (loss)	6	(2)

Total partners’ capital	1,489	1,474

	$8,186	$8,311

See notes to condensed consollidated financial statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 28, 2003 and March 22, 2002

(unaudited, in millions)

	Quarter ended
	March 28,	March 22,
	2003	2002
REVENUES
Rooms	$472	$464
Food and beverage	252	242
Other	52	55

Total hotel sales	776	761
Rental income	27	26
Other income	2	—

Total revenues	805	787

OPERATING COSTS AND EXPENSES
Rooms	116	110
Food and beverage	187	175
Hotel departmental expenses	215	195
Management fees	33	36
Other property-level expenses	71	62
Depreciation and amortization	88	83
Corporate and other expenses	14	17

Total operating costs and expenses	724	678

OPERATING PROFIT	81	109
Minority interest expense	(2)	(5)
Interest income	3	3
Interest expense	(119)	(112)
Net gains on property transactions	1	1
Equity in losses of affiliates	(6)	(4)

LOSS BEFORE INCOME TAXES	(42)	(8)
Benefit from (provision for) income taxes	4	(4)

LOSS FROM CONTINUING OPERATIONS	(38)	(12)
Income from discontinued operations	—	13

NET INCOME (LOSS)	(38)	1
Less: Distributions on preferred limited partner units to Host Marriott	(9)	(9)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(47)	$(8)

BASIC AND DILUTED LOSS PER COMMON UNIT:
Continuing operations	$(.16)	$(.07)
Discontinued operations	—	.04

BASIC AND DILUTED LOSS PER COMMON UNIT	$(.16)	$(.03)

See notes to condensed consolidated financial statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 28, 2003 and March 22, 2002

(unaudited, in millions)

	Quarter ended
	March 28,	March 22,
	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$(38)	$1
Adjustments to reconcile to cash provided by operations:
Non-cash effect of discontinued operations	—	(13)
Depreciation and amortization	88	83
Income taxes	(27)	(4)
Net gains on property transactions	(1)	(1)
Equity in losses of affiliates	6	4
Minority interest expense	2	5
Changes in other assets	(2)	(16)
Changes in other liabilities	(16)	2

Cash provided by operations	12	61

INVESTING ACTIVITIES
Proceeds from sale of assets, net	25	—
Capital expenditures:
Renewals and replacements	(41)	(42)
Development	(1)	(5)
Other investments	(2)	(1)

Cash used in investing activities	(19)	(48)

FINANCING ACTIVITIES
Financing costs	—	(1)
Scheduled principal repayments	(10)	(8)
Debt prepayments	(25)	—
Issuances of common OP units	1	—
Distributions on preferred OP units	(9)	(9)
Distributions to minority interests	(1)	(2)
Purchase of interest rate cap	—	(3)
Change in restricted cash	3	(1)

Cash used in financing activities	(41)	(24)

DECREASE IN CASH AND CASH EQUIVALENTS	(48)	(11)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	361	352

CASH AND CASH EQUIVALENTS, END OF PERIOD	$313	$341

See notes to condensed consolidated financial statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 28, 2003 and March 22, 2002

(unaudited, in millions)

Supplemental schedule of noncash investing and financing activities:

During the first quarter of 2002, 1.1 million OP Units were issued to acquire minority interests in the partnership that owns the San Diego Marriott Hotel and Marina. This transaction resulted in an increase of $10.5 million to property and equipment and equity to reflect the fair value of the interests acquired.

During January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender. We recorded the difference between the debt extinguished, the deferred incentive management fees forgiven and the fair value of the assets surrendered of $22 million, net of tax expense of $9 million, as income from discontinued operations in the accompanying consolidated statements of operations.

See notes to condensed consolidated financial statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Marriott, L.P., or Host LP, a Delaware limited partnership, operates through an umbrella partnership structure, with Host Marriott Corporation, or Host Marriott, a Maryland corporation, as its sole general partner. Host Marriott is a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of March 28, 2003, Host Marriott owned approximately 90% of the partnership interests, which are referred to as OP Units.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 28, 2003 and the results of our operations and cash flows for the quarter ended March 28, 2003 and March 22, 2002. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Our operating results are based on a calendar year ended December 31 as required by tax laws relating to REITs. However, our quarterly results are reported on a quarterly schedule that is used by Marriott International, Inc., the manager of the majority of our properties, whose year ends on the Friday closest to December 31 and which reflect twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Therefore, in any given quarter, quarter-over-quarter results will have different ending dates. For example, the first quarter of 2003 ended on March 28 and the first quarter of 2002 ended on March 22. As a result, during the first quarter of 2003, we included 87 days of operations, while for the first quarter of 2002, we included 81 days of operations.

Additionally, approximately one-fourth of our full-service hotels have managers that have a different quarterly accounting calendar from us. For these hotels, which record revenues on a monthly basis as compared to our four-week period, the accompanying consolidated financial statements reflect only two months of operations. We record three months of operations in each of the second and third quarters and four months of operations in the fourth quarter for these hotels.

Certain reclassifications, primarily debt extinguishments, have been made to the prior period financial statements to conform to the current presentation.

Principles of Consolidation

We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ability of minority unitholders or other partners to participate in or block management decisions. All material intercompany transactions and balances have been eliminated.

Accounting for Stock-based Compensation

Host Marriott maintains two stock-based employee compensation plans. Prior to 2002, Host Marriott accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2002, Host Marriott adopted the fair value recognition provisions of the Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied it prospectively to all employee awards granted, modified or settled after January 1, 2002. The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Quarter ended
	March 28, 2003	March 22, 2002
Net income (loss), as reported	$(38)	$1
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	2	5
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(2)	(5)

Pro forma net income (loss)	(38)	1

Distributions on preferred OP units	(9)	(9)

Pro forma net loss available to common unitholders	$(47)	$(8)

Loss per unit
Basic—as reported	$(.16)	$(.03)

Basic—pro forma	$(.16)	$(.03)

Diluted—as reported	$(.16)	$(.03)

Diluted—pro forma	$(.16)	$(.03)

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this standard, which primarily relate to the rescission of SFAS No. 4, eliminated the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items, unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. We adopted the provisions of SFAS No. 145 beginning January 1, 2003. Accordingly, we have reclassified extraordinary gains or losses from debt extinguishments in prior periods.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Earnings (Loss) per Unit

Basic earnings (loss) per common unit is computed by dividing net income (loss) available to common OP unitholders by the weighted average number of common OP Units outstanding. Diluted earnings (loss) per unit is computed by dividing net income (loss) available to common OP unitholders as adjusted for potentially dilutive securities, by the weighted average number of common OP Units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Marriott for Host Marriott common shares granted under comprehensive stock plans, preferred OP Units held by minority partners, other minority interests that have the option to convert their limited partnership interests to common OP Units and the convertible preferred securities held by Host Marriott. All of the potentially dilutive securities were anti-dilutive for the first quarter of 2003 and 2002.

	Quarter ended
	March 28, 2003			March 22, 2002
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
	(in millions, except per unit amount)
Net income (loss)	$(38)	291.9	$(.13)	$1	285.0	$—
Dividends on preferred OP Units	(9)	—	(.03)	(9)	—	(.03)

Basic and diluted loss	$(47)	291.9	$(.16)	$(8)	285.0	$(.03)

4.	Debt

In the first quarter of 2003, we repurchased $8 million of our 9.25% senior notes due in 2007 at par and prepaid $17 million of mortgage debt related to two of our Ritz-Carlton properties. We did not incur any prepayment penalties as a result of these debt extinguishments. The loss on the extinguishment of debt, which was minimal, is included in interest expense in the accompanying statements of operations.

5.	Distributions

On March 20, 2003, the Board of Directors of Host Marriott declared a quarterly cash distribution of $0.625 per unit for each class of preferred limited partner unit. The first quarter distribution was paid on April 15, 2003 to unitholders of record as of March 31, 2003.

6.	Geographic Information

Our foreign operations consist of four properties located in Canada and two properties located in Mexico. There were no intercompany sales between the properties and us. The following table presents revenues for each of the geographical areas in which we own hotels.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quarter ended
	March 28, 2003	March 22, 2002
	(in millions)
United States	$783	$766
International	22	21

Total	$805	$787

7.	Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of unrealized gains and losses on foreign currency translation adjustments, changes in the fair value of the currency forward contracts and the receipt of cash from HMS Host Corporation, or HM Services, Inc., subsequent to the exercise of the options held by certain former and current employees of Marriott International, Inc., pursuant to our distribution agreement with HM Services.

	Quarter ended
	March 28, 2003	March 22, 2002
	(in millions)
Net income (loss)	$(38)	$1
Other comprehensive income	8	2

Comprehensive income (loss)	$(30)	$3

8.	Dispositions

On January 24, 2003, we sold the 299-room Ontario Airport Marriott for total consideration of $26 million. Our carrying amount for this hotel on the date of sale was $24 million of fixed assets, net of depreciation, and there was no mortgage debt. We recognized a minimal gain on the sale in the first quarter of 2003. During January 2002, we disposed of the St. Louis Marriott Pavilion through a transfer of the property to the mortgage lender. For the first quarters 2003 and 2002, our revenues for these properties were $862,000 and $2,460,000, respectively, and our income (losses) were $47,000, and $(125,000), respectively.

9.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

All of our subsidiaries guarantee our senior notes except those owning 42 of the full service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is our wholly owned subsidiary.

The following condensed combined consolidating information sets forth the financial position as of March 28, 2003 and December 31, 2002 and results of operations and cash flows for the quarter ended March 28, 2003 and March 22, 2002 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Combined Consolidating Balance Sheets

(in millions)

March 28, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$1,058	$2,119	$3,796	$—	$6,973
Notes and other receivables	710	50	115	(822)	53
Due from managers	(5)	10	86	—	91
Investments in affiliate	2,597	1,449	95	(4,014)	127
Rent receivable	—	13	37	(50)	—
Other assets	188	169	196	(54)	499
Restricted cash	32	2	96	—	130
Cash and cash equivalents	114	3	196	—	313

Total assets	$4,694	$3,815	$4,617	$(4,940)	$8,186

Debt	$2,522	$1,193	$2,622	$(736)	$5,601
Convertible debt obligation to Host Marriott	492	—	—	—	492
Other liabilities	54	117	393	(244)	320

Total liabilities	3,068	1,310	3,015	(980)	6,413

Minority interests	—	—	93	—	93
Limited partner interest of third parties at redemption value	191	—	—	—	191
Partners’ capital	1,435	2,505	1,509	(3,960)	1,489

Total liabilities and partners’ capital	$4,694	$3,815	$4,617	$(4,940)	$8,186

December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$1,070	$2,150	$3,811	$—	$7,031
Notes and other receivables	729	51	107	(834)	53
Due from managers	(5)	9	78	—	82
Investments in affiliate	2,654	1,473	101	(4,095)	133
Rent receivable	—	21	36	(57)	—
Other assets	211	177	211	(81)	518
Restricted cash	31	4	98	—	133
Cash and cash equivalents	159	1	201	—	361

Total assets	$4,849	$3,886	$4,643	$(5,067)	$8,311

Debt	$2,552	$1,212	$2,622	$(748)	$5,638
Convertible debt obligation to Host Marriott	492	—	—	—	492
Other liabilities	84	106	404	(224)	370

Total liabilities	3,128	1,318	3,026	(972)	6,500

Minority interests	—	—	92	—	92
Limited partner interest of third parties at redemption value	245	—	—	—	245
Partners’ capital	1,476	2,568	1,525	(4,095)	1,474

Total liabilities and partners’ capital	$4,849	$3,886	$4,643	$(5,067)	$8,311

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Combined Statements of Operations

(in millions)

Quarter ended March 28, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$38	$45	$786	$(64)	$805
Depreciation and amortization	(11)	(27)	(50)	—	(88)
Hotel operating expenses	—	—	(551)	—	(551)
Property-level expenses	(15)	(16)	(40)	—	(71)
Rental expense	—	—	(118)	118	—
Minority interest	—	—	(2)	—	(2)
Interest expense	(52)	(26)	(54)	13	(119)
Interest income	10	4	2	(13)	3
Corporate and other expenses	(7)	(2)	(5)	—	(14)
Net gains on property transactions	—	—	1	—	1
Equity in earnings (losses) of affiliates	(55)	(20)	(5)	74	(6)

Income (loss) before income taxes	(92)	(42)	(36)	128	(42)
Benefit from income taxes	—	—	4	—	4

NET INCOME (LOSS)	$(92)	$(42)	$(32)	$128	$(38)

Quarter ended March 22, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$30	$39	$771	$(53)	$787
Depreciation and amortization	(14)	(24)	(45)	—	(83)
Hotel operating expenses	—	—	(516)	—	(516)
Property-level expenses	(12)	(13)	(37)	—	(62)
Rental expense	—	—	(123)	123	—
Minority interest	—	—	(5)	—	(5)
Interest expense	(49)	(23)	(51)	11	(112)
Interest income	10	1	3	(11)	3
Corporate and other expenses	(3)	(4)	(10)	—	(17)
Net gains on property transactions	—	—	1	—	1
Equity in earnings (losses) of affiliates	(29)	8	(3)	20	(4)

Income (loss) before income taxes	(67)	(16)	(15)	90	(8)
Provision for income taxes	(2)	—	(2)	—	(4)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(69)	(16)	(17)	90	(12)
Income from discontinued operations	—	—	13	—	13

NET INCOME (LOSS)	$(69)	$(16)	$(4)	$90	$1

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Combined Statements of Cash Flows

(in millions)

Quarter ended March 28, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash from operations	$(51)	$21	$42	$12

INVESTING ACTIVITIES
Proceeds from sale of assets, net	—	25	—	25
Capital expenditures	(7)	(14)	(23)	(44)

Cash (used in) provided by investing activities	(7)	11	(23)	(19)

FINANCING ACTIVITIES
Scheduled principal repayments	—	(1)	(9)	(10)
Prepayment of debt	(8)	(17)	—	(25)
Issuance of OP units	1	—	—	1
Distributions on preferred OP units	(9)	—	—	(9)
Distributions to minority interests	—	—	(1)	(1)
Change in restricted cash	3	—	—	3
Transfers to/from Parent	26	(12)	(14)	—

Cash (used in) provided by financing activities	13	(30)	(24)	(41)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(45)	$2	$(5)	$(48)

Quarter ended March 22, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash from operations	$(32)	$21	$72	$61

INVESTING ACTIVITIES
Capital expenditures and other investments	(7)	(14)	(27)	(48)

Cash used in investing activities	(7)	(14)	(27)	(48)

FINANCING ACTIVITIES
Financing costs	(1)	—	—	(1)
Scheduled principal repayments	—	(1)	(7)	(8)
Distributions on preferred OP units	(9)	—	—	(9)
Distributions to minority interests	—	—	(2)	(2)
Purchase of interest rate cap	(3)	—	—	(3)
Change in restricted cash	(1)	—	—	(1)
Transfers to/from Parent	18	(3)	(15)	—

Cash (used in) provided by financing activities	4	(4)	(24)	(24)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(35)	$3	$21	$(11)

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The following discussion and analysis of our financial condition and the results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this report. This discussion includes forward-looking statements about our business and operations. We identify forward-looking statements in this report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include those risk factors included in our 2002 annual report on Form 10-K dated March 31, 2003 and in other filings with the Securities and Exchange Commission, or the SEC. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Host Marriott, L.P., a Delaware limited partnership, operating through an umbrella partnership structure with Host Marriott as sole general partner, is the owner of 122 hotel properties, which operate primarily in the luxury and upper-upscale hotel segments. Host Marriott operates as a self-managed and self-administered REIT with its operations conducted solely through us and our subsidiaries. As of March 28, 2003, Host Marriott owned approximately 90% of our outstanding OP Units. As of March 2003, the National Association of Real Estate Investment Trusts ranks Host Marriott as the largest lodging REIT.

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

We have a significant fixed-cost component associated with owning and operating hotels, which does not necessarily decrease when circumstances such as market factors cause a reduction in property revenues. As a result, changes in RevPAR (defined below) can result in a greater percentage change in our earnings and cash flows. In response to the decline in the operations of our hotels beginning in 2001, we have been working with our hotel managers to achieve certain cost reductions at the properties. We believe that these efforts have slowed the decrease in our operating margins and that we have achieved some

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

meaningful long-term efficiencies. In 2003, maintaining our operating margin will be difficult due to declining revenues and because certain of our costs, such as insurance, utilities, wages and benefits are expected to increase at a rate greater than inflation.

Our customers can be broadly grouped into three segments: transient, group and contract. The transient segment, which includes the individual corporate and leisure traveler, is generally booked at a premium rate when compared to our group and contract business. The transient segment of our business has been the most severely impacted by the current operating environment. As a result, our managers have been working to increase our group and contract business, which is generally booked at discounted rates, in order to maintain occupancy.

Reporting Periods and Comparable and Non-Comparable Properties

Our operating results are based on a calendar year ended December 31 as required by tax laws relating to REITs. However, our quarterly results are reported on a quarterly schedule that is used by Marriott International, Inc., the manager of the majority of our properties whose year ends on the Friday closest to December 31 and which reflect twelve weeks of operations in the first three quarters of the year and sixteen or seventeen weeks of operations for the fourth quarter of the year. Therefore, in any given quarter, quarter-over-quarter results will have different ending periods. For example, the first quarter of 2003 ended on March 28 and the first quarter of 2002 ended on March 22. As a result, during the first quarter of 2003, we included 87 days of operations, while for the first quarter of 2002, we included 81 days of operations.

Additionally, approximately one-fourth of our full-service hotels have managers that have a different quarterly accounting calendar from us. For these hotels, which record revenues on a monthly basis as compared to our four-week period, the accompanying consolidated financial statements reflect only two months of operations. We record three months of operations in each of the second and third quarters and four months of operations in the fourth quarter for these hotels.

Our reported hotel operating statistics (RevPAR, average daily rate and average occupancy) as well as comparable hotel results reflect the twelve weeks, or 84 days, ended March 28, 2003 and March 22, 2002 for our Marriott-managed hotels and two months of operations for our other managers in order to present these measures on a comparable basis.

We define our comparable hotels as properties that are consolidated in our financial statements for the periods presented and for which we reported operating results throughout 2003 and 2002. We exclude from our comparable operating results hotels that have been acquired or sold during 2003 or 2002, or that have had substantial property damage or that have undergone large-scale capital projects. We also exclude rental and other income from non-hotel properties and the results of our leased limited service hotels. For the first quarters of 2003 and 2002, we consider 119 of our properties to be comparable. The three non-comparable properties that we currently own for the periods presented are the New York Financial Center Marriott (substantially damaged in the September 11, 2001 terrorist attacks and re-opened in January 2002), the Boston Marriott Copley Place (acquired in June 2002), and The Ritz-Carlton, Naples Golf Resort (opened January 2002). Our non-comparable hotel results also include one non-consolidated leased property, the JW Marriott in Washington, D.C., whose sales and rental expense are included in our statements of operations in accordance with GAAP.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Recent Events

On June 26, 2003, our 500-room Swissôtel-Boston will be re-branded as a Hyatt Regency. We believe that the broader brand name recognition and resources of Hyatt’s management company will help improve operations and drive increased profitability in the long term. This re-branding is consistent with our strategy to engage the leading hotel management companies to operate our properties.

On January 24, 2003, we sold the Ontario Airport Marriott for total consideration of $26 million and used the net proceeds to prepay mortgage debt of $17 million and to repurchase $8 million of 9.25% senior notes due in 2007 at par.

Lodging Performance

The current operating environment for our hotels remains challenging. The continued effects of the economic recession, the erosion of corporate profits and the war in Iraq have reduced business travel and, as a result, lodging demand. We use a measure common in the industry to evaluate the operations of a hotel—room revenue per available room, or RevPAR. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues such as parking, telephone or other guest services generated by the property. Additionally, when describing our results of operations we refer to “comparable properties” (defined below).

The operating environment during the first quarter of 2003 and 2002 was difficult due to reduced airline travel, weak economic conditions and the general unrest as a result of the increased terror alert levels. During the first quarter of 2003, the operating environment was further strained by the war in Iraq and the outbreak of severe acute respiratory syndrome, or SARS. As a result, the lodging industry and our company experienced declines in RevPAR and operating profits because of reduced demand and rising operating expenses, including increased insurance costs. We expect these conditions to persist throughout 2003. We are expecting RevPAR to be down in the range of 6% to 8% for the second quarter and 2% to 3% for full year 2003. Although we and our operators continue to focus on limiting costs and maintaining margins, it is becoming more difficult to offset revenue declines with decreases in expenses. Certain important components of our operating costs, such as wages, benefits, utilities and insurance, are expected to increase at a rate greater than inflation in 2003. Thus, operating profits and margins for 2003 will likely be below 2002 levels, especially if economic conditions and, as a result, hotel revenues do not improve.

For the first quarter of 2003, RevPAR for our comparable properties decreased approximately 5.5% when compared to the same period in 2002. The decline is the result of a decrease in average occupancy of 2.3 percentage points and the decline in average room rates of 2.4%. The hotels in most of our key financial markets experienced declines in RevPAR due to the difficult operating environment. However, three of our key markets, Washington D.C., San Diego and Phoenix saw RevPAR gains of 6.0%, 16.4% and 1.3%, respectively, for the quarter. These gains are attributable to certain sporting events in the San Diego and Phoenix markets and an increase in government activity in the Washington, D.C. market. Our most difficult markets proved to be San Francisco and New York, with RevPAR declines of 17% for both markets. The San Francisco market continued to be weak, although these results were significantly affected by a major rooms renovation of the San Francisco Marriott Moscone Center. The New York decline is attributable to the harsh winter conditions, a strong reaction to the heightened terror alert and a rooms renovation at the New York Marriott Marquis.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Each of our market types (downtown, resort, airport and suburban), experienced declines in RevPAR for the first quarter of 2003 when compared to the first quarter of 2002. Our airport hotels, which had experienced significant RevPAR declines in the first quarter of 2002, had the best results for the quarter with RevPAR declining just 2.5%. RevPAR at our suburban hotels declined by 5.6%. RevPAR for our downtown urban hotels declined 6.9% for the first quarter, while our resort hotels performed better, with a decline of 3.5%.

Comparable Hotel-Level Results.    Our operating results for our comparable hotels include unaudited hotel-level EBITDA (Earnings before Interest Expense, Income Taxes, Depreciation and Amortization and other non-cash items). Comparable hotel-level EBITDA is a non-GAAP financial measure within the meaning of applicable SEC rules. We believe that the comparable hotel-level results help us and our investors evaluate the ongoing operating performance of our properties and facilitate comparisons with other REITs and hotel owners. These measures assist management by providing a baseline to assess property-level results, particularly as we acquire or sell assets. While these measures are based on GAAP, costs such as depreciation, corporate expenses, adjustments for non-comparable reporting periods and other non-core revenues and expenses have been incurred by us and are not reflected in this presentation. As a result, the comparable hotel-level results do not represent our total revenues or operating profit. For a definition of comparable properties and non-comparable properties, see “Management’s Discussion and Analysis of Results of Operations and Financial Conditions—Reporting Periods and Comparable and Non-Comparable Properties.”

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparable Hotel-Level Results

(in millions, except hotel statistics)

	Quarter ended
	March 28,	March 22,
	2003	2002
Number of hotels	119	119
Number of rooms	56,942	56,942
Percent change in Comparable RevPAR	(5.5)%	—

Revenues
Room	$445	$471
Food and beverage	238	248
Other	53	58

Comparable hotel sales (a)	736	777

Expenses
Room	108	111
Food and beverage	174	176
Other	30	31
Management fees, ground rent and other costs	253	248

Comparable hotel expenses (b)	565	566

Comparable Hotel–Level EBITDA	171	211
Non-comparable hotel results, net (c)	10	(2)
Office building and limited service properties, net	—	—
Other income	2	—
Depreciation and amortization	(88)	(83)
Corporate and other expenses	(14)	(17)

Operating Profit	$81	$109

(a)	The reconciliations of hotel sales per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended
	March 28,	March 22,
	2003	2002
Revenues per the consolidated statement of operations	$805	$787
Non-comparable hotel sales	(45)	(24)
Hotel sales for the property for which we receive rental income, net	12	11
Rental income for office buildings and limited service properties	(17)	(16)
Other income	(2)	—
Adjustment for hotel sales for comparable properties to reflect twelve weeks of operations for Marriott-managed hotels	(17)	19

Hotel sales for comparable properties	$736	$777

(b)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Quarter ended
	March 28,	March 22,
	2003	2002
Operating costs and expenses per the consolidated statements of operations	$724	$678
Non-comparable hotel expenses	(40)	(25)
Hotel expenses for the property for which we receive rental income	15	14
Rent expense for office buildings and limited service properties	(17)	(16)
Adjustment for hotel expenses for comparable properties to reflect twelve weeks of operations for Marriott-managed hotels	(15)	15
Depreciation and amortization	(88)	(83)
Corporate and other expenses	(14)	(17)

Hotel expenses for comparable properties	$565	$566

(c)	Non-comparable hotel results, net, includes operations for our non-comparable hotels and also includes $2 million and $(4) million, respectively, of operating profit for the first quarter of 2003 and 2002. This profit (loss) is a result of the difference between 84 days in each period for comparable properties for our Marriott-managed hotels versus 87 days and 81 days for 2003 and 2002, respectively, in our consolidated statement of operations as discussed in “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Reporting Periods and Comparable and Non-Comparable Properties.”

The following tables set forth performance information for our properties by geographic region as of March 28, 2003 and March 22, 2002 for our comparable properties as well as the total portfolio:

Comparable by Region

			Quarter ended
	As of March 28, 2003		March 28, 2003			March 22, 2002
				Average			Average		Percent
	No. of Properties	No. of Rooms	Average Daily Rate	Occupancy Percentages	RevPAR	Average Daily Rate	Occupancy Percentages	RevPAR	Change in RevPAR
Atlanta	15	6,563	$139.05	68.6%	$95.43	$142.84	69.2%	$98.78	(3.4)%
DC Metro	13	4,998	137.43	65.0	89.33	134.90	62.8	84.74	5.4
Florida	13	7,582	175.18	77.0	134.96	173.41	79.7	138.15	(2.3)
International	6	2,552	105.25	67.3	70.87	109.25	65.4	71.45	(0.8)
Mid-Atlantic	9	6,222	167.28	69.6	116.50	176.77	76.2	134.69	(13.5)
Mountain	8	3,313	115.19	65.1	75.00	128.20	68.5	87.84	(14.6)
New England	6	2,277	114.61	55.0	63.09	117.02	57.9	67.81	(7.0)
North Central	15	5,395	112.83	60.1	67.85	112.40	62.0	69.64	(2.6)
Pacific	22	11,526	157.00	66.5	104.42	158.51	70.3	111.47	(6.3)
South Central	12	6,514	133.43	77.8	103.76	140.37	78.7	110.50	(6.1)

All Regions	119	56,942	144.66	68.6	99.26	148.28	70.9	105.09	(5.5)

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

All Properties by Region

			Quarter ended
	As of March 28, 2003		March 28, 2003			March 22, 2002
				Average			Average		Percent
	No. of Properties(1)	No. of Rooms(1)	Average Daily Rate	Occupancy Percentages	RevPAR	Average Daily Rate	Occupancy Percentages	RevPAR	Change in RevPAR
Atlanta	15	6,563	$139.05	68.6%	$95.43	$142.84	69.2%	$98.78	(3.4)%
DC Metro	13	4,998	137.43	65.0	89.33	134.90	62.8	84.74	5.4
Florida	14	7,877	179.05	76.8	137.49	176.57	79.2	139.92	(1.7)
International	6	2,552	105.25	67.3	70.87	109.25	65.4	71.45	(0.8)
Mid-Atlantic	10	6,726	169.71	69.7	118.27	175.57	75.4	132.32	(10.6)
Mountain	8	3,313	115.19	65.1	75.00	128.14	68.5	87.80	(14.6)
New England	7	3,416	129.98	60.6	78.82	117.02	57.9	67.81	16.2
North Central	15	5,395	112.83	60.1	67.85	112.40	62.0	69.64	(2.6)
Pacific	22	11,526	156.44	66.6	104.18	157.25	70.5	110.88	(6.0)
South Central	12	6,514	133.43	77.8	103.76	139.51	77.5	108.05	(4.0)

All Regions	122	58,880	145.89	68.7	100.20	148.55	70.7	105.04	(4.6)

(1)	For 2002, the results of operations represent 122 hotels with 58,008 rooms.

2003 Compared to 2002

We report our full year operations on a calendar basis. However, our quarterly results are reported on a quarterly schedule that is used by Marriott International, the manager of the majority of our properties. Because Marriott International’s year ends on the Friday closest to December 31, we adjust the results of these properties to reflect calendar year accounting. Because of this adjustment, our results for the first quarter of 2003 included 87 days and the first quarter of 2002 included 81 days.

Revenues.    Hotel sales increased $15 million, or 2%, to $776 million for the first quarter of 2003 from the first quarter of 2002. The increase in revenues is primarily the result of the six extra days included in the first quarter of 2003 when compared to the first quarter of 2002. The increase in revenues attributable to these extra days were partially offset by a 5.5% decline in comparable RevPAR. The RevPAR decline primarily reflects the continued weakness in the lodging industry due to reduced travel by business and leisure travelers.

In reaction to the decline in demand, which began in the second half of 2001, our managers have actively adjusted the mix of business at our properties by increasing the percentage of room nights from group and contract business in order to maintain occupancy levels at our hotels. However, during the first quarter of 2003, primarily because of a reduction in corporate group events at our larger hotels, we experienced an equivalent decline in both group and transient business. As a result, overall occupancy for our comparable properties declined by 2.3 percentage points.

Rental income was $27 million for the first quarter of 2003 and $26 million for the first quarter of 2002, respectively. Rental income for the quarter ended March 28, 2003 and March 22, 2002 includes: 1) lease income from our limited service hotel leases of $16 million and $15 million, respectively, 2) lease income from one full-service hotel of $10 million for both periods and 3) office space rental income of $1 million for both periods.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Costs and Expenses.    Operating costs and expenses increased $46 million, or 7%, to $724 million for the first quarter of 2003 compared to the first quarter of 2002. This increase is primarily the result of the six extra days included in the first quarter of 2003 when compared to 2002, as well as increased costs for insurance, wages and benefits at the hotels. Rental and other expense for the quarter ended March 28, 2003 and March 22, 2002 includes: 1) expense for our limited service hotel leases of $16 million for both periods, 2) expense related to one full-service property of $1 million for both periods, and 3) office building expenses of approximately $0.5 million for both periods. These expenses are included in other property-level expenses on the consolidated statements of operations.

Corporate and Other Expenses.    For the first quarter of 2003, corporate and other expenses decreased $3 million over the first quarter of 2002 primarily as a result of a decrease in stock-based compensation expense related in part to a decrease in Host Marriott’s stock price since year-end.

Minority Interest Expense.    For the first quarters of 2003 and 2002, we recognized minority interest expense of $2 million and $5 million, respectively. The variance in minority interest expense is due to the decrease in our results of operations as described above.

Discontinued Operations.    During January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender in a non-cash transaction. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted January 1, 2002, we recorded the difference between the debt extinguished, the deferred incentive management fees forgiven and the fair value of the assets surrendered of $22 million, net of tax expense of $9 million, as income from discontinued operations in the accompanying consolidated statements of operations. During January 2003, we sold the Ontario Airport Marriott and the operating results and net gain from discontinued operations for the hotel for 2002 and 2003 was minimal.

Liquidity and Capital Resources

Our principal sources of cash are cash from operations, the sale of assets, borrowings under our credit facility and our ability to obtain additional financing through various financial markets. Our principal uses of cash are payments of debt, capital expenditures, asset acquisitions, operating costs, corporate expenses, and distributions to our OP Unit holders. We believe our sources of cash will be sufficient to meet our liquidity needs.

As of March 28, 2003, we had $313 million of cash and cash equivalents, which was a decrease of $48 million from our December 31, 2002 balance. In addition, we have $130 million of restricted cash as a result of lender and management agreement restrictions.

We will continue to maintain higher than normal cash balances in 2003 until corporate profits, business investments and the overall economy improve. We believe we have sufficient cash to deal with our minimal near-term debt maturities, as well as any incremental decline in business. We currently have $300 million of availability under our credit facility and have no amounts outstanding thereunder. However, our forecast of operations indicates that we may fail to meet certain maintenance covenants for the credit facility at the end of the second quarter of 2003. As a result, we expect to modify the financial covenants in the credit facility and are currently in negotiations with our lenders in this regard.

Through December 2004, approximately $95 million of our mortgage debt matures, and we will have $96 million of regularly scheduled amortization on our mortgage debt. The 2003 debt maturities include

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

$65 million of mortgage debt on the Marriott World Trade Center hotel. In addition, we currently have a non-controlling investment in a partnership that owns the JW Marriott hotel in Washington, D.C. The partnership, JWDC Limited Partnership, is the borrower under a $95.3 million mortgage loan that matures in December 2003. We expect to exercise our option to acquire the remaining outside interests in the partnership in the second quarter of 2003 and to refinance the mortgage prior to its maturity. We have no other significant refinancing requirements until 2005.

We will continue to pursue opportunities to dispose of non-core assets that are not consistent with our portfolio strategy. We continue to have discussions with potential buyers for certain of our non-core hotels. We believe that, if consummated, sales of non-core properties could result in net proceeds of between $100 million to $250 million. We intend to use the proceeds from dispositions to repay debt, though we may elect to invest in our current portfolio or to acquire additional hotels. There can be no assurance that these dispositions will occur.

We remain interested in pursuing single asset and portfolio acquisitions and have discussed the possibility of these transactions with several interested parties. We believe that there will be opportunities over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in hard to duplicate urban, convention and resort locations. However, we cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain acquisition financing, if needed.

Cash provided by Operations.    During the first quarter of 2003, our cash provided by continuing operations decreased by $49 million when compared to the same period in 2002. The decrease is primarily due to the declining operating results at our hotels and a $23 million payment for deferred income taxes related to the repayment of a partnership note.

Cash used in Investing Activities.    Based on our assessment of the current operating environment, we remain disciplined in our approach to capital expenditures. As a result, capital expenditures at our properties have decreased by $4 million, or 8%, to $44 million when compared to the same period in 2002. Capital expenditures during the first quarters of both 2003 and 2002 were significantly below our historic capital expenditure levels ($81 million in the first quarter of 2001 and $99 million in the first quarter of 2000.) We have achieved these decreases while focusing on property maintenance and selected improvements designed to maintain appropriate levels of quality. In 2003, we are delaying certain planned capital expenditures until we have a better understanding of the progress of the economy and its effect on our operations. We have revised our previous guidance of $240 million in expected capital expenditures to between $200 million and $220 million in 2003. During the first quarter of 2003, we received $25 million in net proceeds from our sale of the Ontario Airport Marriott.

Cash used in Financing Activities.    During the first quarter of 2003, cash used in financing activities primarily consisted of debt prepayments of $25 million (described below), principal repayments on mortgage debt of $10 million and preferred OP Unit distributions of $9 million. On March 20, 2003, the Board of Directors of Host Marriott declared a quarterly cash distribution of $0.625 per unit for each class of preferred OP Units, which was paid on April 15, 2003 to preferred unitholders of record on March 31, 2003. A distribution was not declared on our common OP Units during the first quarter of 2003 or 2002.

In the first quarter of 2003, we repurchased $8 million of 9.25% senior notes due in 2007 at par and prepaid $17 million of mortgage debt related to two of our Ritz-Carlton properties.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

To reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may from time to time purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities. Host Marriott’s Board of Directors has authorized us to purchase or retire certain of our senior notes using cash reserves in an amount not to exceed the lesser of the net proceeds from pending asset sales (other than sales structured as tax-free exchanges) or $150 million. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Debt.    As of March 28, 2003, our total consolidated debt was $6.1 billion. The weighted average interest rate of all our debt is approximately 7.8% and our current average maturity is 5.3 years. Additionally, 90% of our debt has a fixed rate of interest as of March 28, 2003. Over time, we expect to increase the proportion of floating rate debt in our capital structure to 20% to 25% of our total debt. We may do this through the use of derivative instruments including interest rate swaps.

Under the terms of our senior notes indenture and the credit facility, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including an EBITDA-to-interest coverage ratio of at least 2.0 to 1.0. We do not currently meet this interest coverage ratio incurrence test. As a result, our ability to incur indebtedness is limited to indebtedness specifically permitted under the credit facility and the senior notes indenture, such as borrowings under the credit facility and borrowings in connection with a refinancing of existing debt.

Our failure to meet this interest coverage ratio also restricts our ability to pay distributions on our common and preferred OP Units, except to the extent necessary for Host Marriott to maintain its status as a REIT. Required income distributions for 2002 for Host Marriott to maintain REIT status were satisfied in part by payment of distributions on the preferred OP Units in 2002. We believe that the remaining 2002 income distribution requirement should largely be satisfied by the payment of distributions that were declared on the preferred OP Units in the first quarter of 2003 and those which are expected to be declared on preferred OP Units in the second and third quarters of 2003. We may, however, also need to pay a minimal common OP Unit distribution in 2003 to the extent necessary to satisfy any remaining 2002 distribution requirement. While we have more than adequate cash to pay distributions on our preferred OP Units, the payment of a fourth quarter distribution on our preferred OP Units will depend on 2003 operating performance and its impact on taxable income and whether our EBITDA-to-interest coverage ratio is at least 2.0 to 1.0 coverage for 2003. Although it is still early in the year, and our taxable income will vary based on a number of factors including our results from operations and level of capital expenditures, our current forecast indicates that it is unlikely that we will have sufficient taxable income in 2003 to support the payment of the fourth quarter distribution on our preferred OP Units which is paid in January 2004. We are currently considering several options to improve our interest coverage, which would allow us to make a preferred distribution. These options could include, among others, retiring or refinancing existing debt (either using our existing cash or cash from the proceeds of asset sales), swapping certain of our fixed interest rate debt for lower floating interest rate debt or the acquisition of properties. There can be no assurance that these options will be available to us, or if available, that these options would be economically justifiable to implement.

We have $3.2 billion of senior notes outstanding that are currently rated by Moody’s and Standard & Poor’s. As a result of the significantly reduced operating levels, the ratings on these senior notes and the senior notes issued by many other lodging companies have been downgraded or placed on negative credit

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

watch. On February 13, 2003, Standard and Poor’s downgraded its rating on our senior debt from BB– to B+. At the same time Standard & Poor’s also downgraded its rating on Host Marriott’s preferred stock from B– to CCC+. On February 28, 2003, Moody’s affirmed its rating of Ba3 on our senior notes debt and B3 on Host Marriott’s preferred stock. While we have no significant senior note maturities until 2005, if operations were to decline further, or if our credit ratios do not otherwise improve, our senior notes could be downgraded further. If we were unable to subsequently improve our credit ratings, our cost to issue additional senior notes, to refinance this debt as it comes due or to issue additional preferred OP Units would likely increase.

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

Eight of our hotel properties secure a $606 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-though certificates, which we refer to as the CMBS Loan. The hotels securing the CMBS Loan are the New York Marriott Marquis, the San Francisco Airport Hyatt Regency, the Cambridge Hyatt Regency, the Reston Hyatt Regency, and the Swissôtels in Boston (which will be re-branded as a Hyatt Regency in June), New York, Atlanta and Chicago, which we refer to as the CMBS Portfolio. The CMBS Loan contains a provision that requires the mortgage servicer to retain certain excess cash flow from the CMBS Portfolio after payment of debt service if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. Annual debt service is $64 million. As a result of the effect of the weak economy on our operations, this provision was triggered beginning in the third quarter of 2002 and will remain in effect until the CMBS Portfolio generates the necessary minimum cash flow for two consecutive quarters, at which point, the cash that has been escrowed will be returned to us. As of March 28, 2003, approximately $13 million of cash has been escrowed. Additional amounts will be escrowed, and these amounts may be significant. There can be no assurance that the CMBS Portfolio will reach the minimum cash flow for the required period of time so that the cash will be released.

On July 12, 2002, we modified the terms of the mortgage debt secured by our four Canadian properties. Under the terms of this modification, we agreed to escrow the excess cash flow from these hotels on a retroactive basis effective December 29, 2001. As of March 28, 2003, approximately $9 million of cash was escrowed in connection with this provision. In April 2003, approximately $7 million of this escrowed cash was applied to the outstanding balance of the indebtedness and the balance of the escrow was released to us. Three of our Canadian properties are located in Toronto and their operations have declined over the past month as a result of the SARS-related travel restrictions imposed on that market. As a result, we expect to be required to apply additional amounts of excess cash flow to the outstanding balance of this debt.

Insurance.    We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is an overall limit as well as various sub-limits on the amount of insurance proceeds we can receive. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event, must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and,

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

in the case of our Marriott-managed hotels, any such claims will also be combined with the claims of other owners of Marriott-managed hotels for the same purpose. That means that, if an insurable event occurs that affects more than one of our hotels, or, in the case of Marriott-managed hotels, affects Marriott-managed hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. Accordingly, we may incur losses in excess of insured limits under certain situations. On April 1, 2003, we completed renewals for the majority of our properties for our primary property insurance programs at amounts that we believe provide adequate coverage and that we believe satisfy our lender’s financial rating requirements for our insurance providers. We elected to purchase the terrorism coverage available under the Terrorism Risk Insurance Act of 2002 (“TRIA”) on our U.S. hotels for the full limits of our all-risk insurance policies. The TRIA coverage applies only to “certified” terrorism losses, which are defined as claims 1) arising from events taking place in the U.S., its protectorates, territories or possessions, 2) perpetrated by non-U.S. citizens, and 3) where the cost of all claims relating to the event exceed $5 million. In addition, we have purchased “non-certified” terrorism coverage to augment the TRIA coverage on our U.S. properties, although as previously disclosed in our Form 10-K, certain terrorist events are not covered by TRIA or our “non-certified” terrorism coverage. Our international hotels also carry all-risk and separate terrorism coverage.

Other Real Estate Investments.    We continue to own a 50% interest in a joint venture with Marriott International that owns, through two limited partnerships, 120 Courtyard by Marriott properties totaling 17,550 rooms. The joint venture has approximately $904 million of debt. This debt is comprised of first mortgage loans secured by the properties owned by each of the two partnerships, senior notes secured by the ownership interest in one partnership and mezzanine debt. The mezzanine debt is an obligation of the joint venture and was provided by an affiliate of Marriott International. All of the debt is non-recourse to and not guaranteed by us or any of our subsidiaries. RevPAR at the Courtyard hotels declined 2% in the first quarter of 2003 when compared to the first quarter of 2002. Based on our current forecasts for the full year 2003, we expect that these hotels will generate sufficient cash flow from operations to fund the respective debt service obligations of the two partnerships. However, because of seasonality issues, one of the partnerships has had to, and is expected to continue to, make use of a senior note debt service reserve, as well as certain rights to require repayment to the partnership of certain expenses previously paid and subordination provisions for current payments in its ground leases and management agreements. In addition, we anticipate that the joint venture will defer current year interest payments on the mezzanine debt at least until the second half of 2003. As of March 28, 2003, the joint venture has deferred $6.6 million of interest payments on the mezzanine debt. Deferral of the interest payments due on the mezzanine debt is not a default. To the extent deferred, unpaid mezzanine debt interest amounts are added to principal and earn interest at 13%. As of March 28, 2003, the partnerships and the joint venture maintained aggregate cash balances of approximately $17 million.

FFO, Comparative FFO and EBITDA

Set forth below are three non-GAAP financial measures within the meaning of applicable SEC rules that we believe are useful to investors. They are Funds From Operations, or FFO, Comparative Funds From Operations, which we refer to as Comparative FFO and EBITDA.

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminish predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be misleading or uninformative. The National

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Association of Real Estate Investment Trusts, or NAREIT, adopted the definition of FFO in order to promote an industry-wide standard measure of REIT operating performance that would not have certain drawbacks associated with net income under GAAP. NAREIT defines FFO as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate and real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We have historically reported Comparative FFO, which we define as FFO adjusted for significant non-recurring items such as the repurchase of the leasehold interests in 2000 and 2001 and tax refunds in 2002. We believe these adjustments to FFO provide management with a more accurate measure of our ongoing business for the purposes of budgeting and making decisions relating to future growth. We believe that FFO and Comparative FFO provide useful information to investors regarding our financial condition and results of operations because they are measures of our operating performance and our ability to fund capital expenditures and expand our business. In addition, the Compensation Policy Committee of Host Marriott’s Board of Directors uses Comparative FFO as a measure of our performance in establishing criteria for compensation and in setting short-term and long-term goals for senior management.

Management believes that the presentation of EBITDA also provides useful information to investors regarding our financial condition and results of operations because EBITDA and Comparable Hotel-Level EBITDA help us and our investors evaluate the ongoing operating performance of our properties and facilitate comparisons with other REITs and hotel owners. These measures also assist management by providing a baseline to assess property-level results, particularly as we acquire or sell assets. In addition, these measures are useful for evaluating our capacity to incur and service debt, fund capital expenditures and to expand our business. Specifically, our lenders and the rating agencies believe that EBITDA is a better measure of overall property performance that can be isolated by asset and is utilized to determine our ability to service debt. Restrictive covenants in our senior notes indenture and in our credit facility each contain financial ratios based on EBITDA. Management also uses EBITDA as one measure in determining the value of acquisitions and dispositions and, like Comparative FFO, it is also widely used in our annual budget process. We remove non-cash items from EBITDA, which include compensation expense for our stock compensation plans, gains on acquisitions and dispositions, income (loss) from equity investments, purchase tax benefits and fair market value adjustments for foreign currency and derivatives.

However, FFO, Comparative FFO and EBITDA as presented may not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations or any other operating performance measure prescribed by GAAP. Cash expenditures for various long-term assets, interest expense (for EBITDA purposes only) and other items have been and will be incurred and are not reflected in the EBITDA, FFO and Comparative FFO presentations.

The following tables provide a reconciliation of net income (loss) to EBITDA and Comparative FFO (in millions).

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Reconciliation of Net Income (Loss) to EBITDA
	Quarter ended
	March 28, 2003	March 22, 2002
Net income (loss)	$(38)	$1
Property gains recorded in discontinued operations (a)	—	(13)
Interest expense	119	112
Depreciation and amortization	88	83
Minority interest expense	2	5
Income taxes	(4)	4
Equity in losses of affiliates	6	4
Other changes, net	2	8

EBITDA of Host LP	$175	$204

Reconciliation of Net Income (Loss) to FFO
	Quarter ended
	March 28, 2003	March 22, 2002 (b)
Net income (loss)	$(38)	$1
Property gains recorded in discontinued operations (a)	—	(13)
Depreciation and amortization	86	83
Partnership adjustments and other	7	6
Distributions on Preferred OP Units	(9)	(9)

Funds From Operations per NAREIT (c)	$46	$68

(a)	During January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender. We recorded the difference between the debt extinguished, the deferred incentive management fees forgiven and the fair value of the assets surrendered of $22 million, net of tax expense of $9 million, as income from discontinued operations in the accompanying consolidated statements of operations. As these items result in a net gain on the disposition of the property, it is excluded from the calculation of FFO. Actual results of operations are included in FFO, but were minimal.

(b)	In accordance with Staff Accounting Bulletin 101, “Revenue Recognition in Financial Statements,” we do not recognize contingent rent as a component of net income until all contingencies have been met. We had previously included contingent rent as a component of FFO and Comparative FFO. Upon adoption of the rules related to non-GAAP financial measures, we have correspondingly excluded this contingent rent from our calculation of FFO and Comparative FFO for the first quarter of 2003 and have restated first quarter 2002 Comparative FFO to reflect the adoption of these rules.

(c)	The amounts reported are FFO per NAREIT’s definition as discussed on page 25. We have historically reported Comparative FFO, which we define as FFO adjusted for significant non-recurring items such as the realization of the income tax benefit recognized as a result of the purchase of the 120 leasehold interests at year-end 2000 and during June 2001 of $3 million in both periods presented. Under the NAREIT definition of FFO, this adjustment would be excluded from the calculation of FFO. Had we included this adjustment, Comparative FFO for the first quarter of 2003 and 2002 would have been $49 million and $71 million.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The deficiency of earnings to fixed charges and preferred OP Unit distributions was $40 million and $6 million in the first quarter of 2003 and 2002, respectively. In accordance with SEC regulations, the ratio is calculated as the sum of pre-tax income from continuing operations before adjustments for minority interest and income (loss) from equity investments plus amortization of capitalized interest, distributions from equity investments and fixed charges less capitalized interest and distributions on preferred OP Units divided by fixed charges which is the sum of interest expensed and capitalized, distributions on preferred OP Units and the estimate of interest within rental expense.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this standard, which primarily relate to the rescission of Statement 4, eliminated the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items, unless it can be considered unusual in nature and infrequent in occurrence. These provisions are effective in fiscal years beginning after May 15, 2002. We adopted the provisions of SFAS No. 145 beginning January 1, 2003. Accordingly, we have reclassified extraordinary gains or losses from debt extinguishments in prior periods.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

In March 2003, we repurchased $8 million of 9.25% senior notes due in 2007 at par. On January 30, 2003, we prepaid $17 million of 8.03% mortgage debt related to two of our Ritz-Carlton properties. There have been no other changes to, nor have we purchased or sold any other derivative instruments or debt, other than regular principal amortization on our debt that would affect our exchange rate sensitivity and interest rate sensitivity described in our annual report on Form 10-K in “Item 7a. Quantitative and Qualitative Disclosures about Market Risk.”

Item 4.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

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

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date that we completed our evaluation.

PART II.    OTHER INFORMATION

Item 6.    Exhibits

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

(b)	Exhibits

Exhibit No.	Description

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST MARRIOTT, L.P.

May 12, 2003
HOST MARRIOTT, L.P.

	By:	/s/ HOST MARRIOTT CORPORATION
Host Marriott Corporation
Its General Partner

	By:	/s/ LARRY K. HARVEY
Larry K. Harvey Senior Vice President and Corporate Controller

Section 302 Certifications

I, Christopher J. Nassetta, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Host Marriott, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 12, 2003

/s/ Christopher J. Nassetta Christopher J. Nassetta President and Chief Executive Officer

I, W. Edward Walter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Host Marriott, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 12, 2003

/s/ W. Edward Walter W. Edward Walter Executive Vice President and Chief Financial Officer