Form 10-Q
period 2003-06-20
HOST MARRIOTT L P
filed 2003-08-04
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 20, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-25087

HOST MARRIOTT, L.P.

(Exact Name of Registrant as specified in its Charter)

Delaware	52-2095412
(State of Incorporation)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

Class	Units outstanding July 15, 2003
Units of limited partnership interest	292,145,121

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

June 20, 2003 and December 31, 2002

(in millions)

	June 20, 2003	December 31, 2002

	(unaudited)
ASSETS
Property and equipment, net	$7,063	$7,031
Notes and other receivables	55	53
Due from managers	98	82
Investments in affiliates	88	133
Other assets	501	518
Restricted cash	130	133
Cash and cash equivalents	312	361

Total assets	8,247	8,311

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt
Senior notes	$3,249	$3,247
Mortgage debt	2,335	2,289
Convertible debt obligation to Host Marriott Corporation	492	492
Other	102	102

	6,178	6,130
Accounts payable and accrued expenses	112	118
Other liabilities	202	252

Total Liabilities	6,492	6,500

Minority interest	91	92
Limited partnership interests of third parties at redemption value (representing 27.1 million units and 27.7 million units at June 20, 2003 and December 31, 2002, respectively)	239	245
Partners’ Capital
General partner	1	1
Cumulative redeemable preferred limited partner	339	339
Limited partner	1,075	1,136
Accumulated other comprehensive income (loss)	10	(2)

Total partners’ capital	1,425	1,474

	$8,247	$8,311

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended and Year-to-Date June 20, 2003 and June 14, 2002

(unaudited, in millions, expect per unit amounts)

	Quarter ended		Year-to-date
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002

REVENUES
Rooms	$512	$541	$984	$1,005
Food and beverage	281	288	533	530
Other	57	64	109	119

Total hotel sales	850	893	1,626	1,654
Rental income	24	24	51	50
Other income	—	—	2	—

Total revenues	874	917	1,679	1,704

OPERATING COSTS AND EXPENSES
Rooms	123	129	239	239
Food and beverage	202	204	389	379
Hotel departmental expenses	230	225	445	420
Management fees	37	44	70	80
Other property-level expenses	78	71	149	133
Depreciation and amortization	86	84	174	167
Corporate and other expenses	13	12	27	29

Total operating costs and expenses	769	769	1,493	1,447

OPERATING PROFIT	105	148	186	257
Minority interest income (expense)	(1)	(4)	(3)	(9)
Interest income	2	4	5	7
Interest expense	(115)	(114)	(234)	(226)
Net gains on property transactions	2	1	3	2
Equity in earnings (losses) of affiliates	(3)	1	(9)	(3)

INCOME (LOSS) BEFORE INCOME TAXES	(10)	36	(52)	28
Provision for income taxes	(6)	(11)	(2)	(15)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(16)	25	(54)	13
Income from discontinued operations	—	1	—	14

NET INCOME (LOSS)	(16)	26	(54)	27
Less: Distributions on preferred units	(9)	(9)	(18)	(18)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(25)	$17	$(72)	$9

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON UNIT:
Continuing operations	$(.08)	$.06	$(.24)	$(.02)
Discontinued operations	—	—	—	.05

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON UNIT	$(.08)	$.06	$(.24)	$.03

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date June 20, 2003 and June 14, 2002

(unaudited, in millions)

	Year-to-date
	June 20, 2003	June 14, 2002

OPERATING ACTIVITIES
Net income (loss)	$(54)	$27
Adjustments to reconcile to cash provided by operations:
Non-cash effect of discontinued operations	—	(12)
Depreciation and amortization	174	167
Income taxes	(20)	5
Net gains on property transactions	(3)	(2)
Equity in losses of affiliates	9	3
Minority interest expense	3	9
Changes in other assets	7	(8)
Changes in other liabilities	(17)	(5)

Cash provided by operations	99	184

INVESTING ACTIVITIES
Acquisitions	(3)	(117)
Proceeds from sale of assets, net	25	—
Capital expenditures:
Renewals and replacements	(86)	(80)
Development	(3)	(10)
Other investments	(5)	(6)

Cash used in investing activities	(72)	(213)

FINANCING ACTIVITIES
Financing costs	(1)	(7)
Scheduled principal repayments	(24)	(22)
Debt prepayments	(32)	(14)
Distributions on preferred units	(18)	(18)
Distributions to minority interests	(4)	(7)
Purchase of interest rate cap	—	(3)
Change in restricted cash	3	(9)

Cash used in financing activities	(76)	(80)

DECREASE IN CASH AND CASH EQUIVALENTS	(49)	(109)
CASH AND CASH EQUIVALENTS, beginning of period	361	352

CASH AND CASH EQUIVALENTS, end of period	$312	$243

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date June 20, 2003 and June 14, 2002

(unaudited, in millions)

Supplemental schedule of noncash investing and financing activities:

During February 2002, 1.1 million OP units were issued to acquire additional interests in the partnership owning the San Diego Marriott Hotel and Marina. This transaction resulted in an increase of $10.5 million to property and equipment and equity to reflect the fair value of the interests acquired. During April 2002, in a separate transaction, our ownership percentage in the San Diego partnership increased to 90% when certain of the minority partners in the San Diego partnership exchanged their interests for approximately 6.9 million OP Units. The transaction resulted in an increase of $56.1 million in property and equipment and a corresponding increase in minority interest liability to reflect the fair value of the interest acquired.

During January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender. We recorded the difference between the debt extinguished, the deferred incentive management fees forgiven and the fair value of the assets surrendered of $22 million, net of tax expense of $9 million, as income from discontinued operations in the accompanying consolidated statements of operations.

On June 14, 2002, we acquired the Boston Marriott Copley Place in Boston, Massachusetts for a purchase price of $214 million, including the assumption of $97 million of mortgage debt.

During June 2003, we acquired the remaining general partner interest and the preferred equity interest held by outside partners in the JW Marriott in Washington, D.C. for approximately $3 million. We also became the sole limited partner after the partnership foreclosed on a note receivable from the other limited partner. As a result, we began consolidating the partnership and recorded $95 million of mortgage debt secured by the hotel and property and equipment of $131 million.

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Marriott, L.P., or Host LP, a Delaware limited partnership, operates through an umbrella partnership structure, with Host Marriott Corporation, or Host Marriott, a Maryland corporation, as its sole general partner. Host Marriott is a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of June 20, 2003, Host Marriott owned approximately 90% of the partnership interests, which are referred to as OP Units.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 20, 2003 and the results of our operations for the quarter ended and year-to-date June 20, 2003 and June 14, 2002 and cash flows for year-to-date June 20, 2003 and June 14, 2002. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain reclassifications, primarily debt extinguishments as a result of adopting SFAS No. 145, have been made to the prior period financial statements to conform to the current presentation.

Reporting Periods

We receive the results of operations of our hotels from our managers based on their reporting cycles, which are either monthly or every four weeks. However, our year end conforms to our general partner’s, Host Marriott, who as a REIT is required by tax laws to report results on a calendar year ended December 31. However, our quarterly results reflect the reporting cycle that is used by Marriott International, Inc., the manager of the majority of our properties, whose year ends on the Friday closest to December 31 and which reflect twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Our results are also adjusted to reflect a fiscal calendar year that has a January 1 starting date and a December 31 ending date. In any given quarter, quarter-over-quarter results could have different starting and/or ending dates. For example, the second quarter of 2003 ended on June 20 and the second quarter of 2002 ended on June 14, though both quarters reflect twelve weeks of operations. In addition, because our starting and ending dates may not match Marriott International’s starting and ending dates, our first and fourth quarters of each year and year-to-date periods may not have the same number of days as was reflected in a prior year. For example, our consolidated financial statements as of June 20, 2003 reflect 171 days, while our year-to-date results as of June 14, 2002 reflect 165 days.

Approximately one-fourth of our full-service hotels are operated by managers other than Marriott International and report revenues on a monthly basis versus our four week period. The accompanying consolidated financial statements reflect three months of operations for the second quarter (March, April and May), but five months of operations year-to-date (January through May). Results in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

third quarter will reflect three months of operations and fourth quarter results will reflect four months of operations for these hotels.

Principles of Consolidation

In the absence of other factors determining control, we consolidate entities when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. Additionally, if we determine that we are an owner of a variable interest entity within the meaning of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” and that our variable interest will absorb a majority of the entity’s losses if they occur, recieve a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated.

Accounting for Stock-based Compensation

Host Marriott maintains two stock-based employee compensation plans. Prior to 2002, Host Marriott accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Effective January 1, 2002, Host Marriott adopted the fair value recognition provisions of the Financial Accounting Standards Board’s SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied it prospectively to all employee awards granted, modified or settled after January 1, 2002. The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all of the outstanding and unvested awards in each period.

	Quarter ended		Year-to-date
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002

	(in millions, except per unit amounts)
Net income (loss), as reported	$(16)	$26	$(54)	$27
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	3	3	5	8
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3)	(3)	(5)	(8)

Pro forma net income (loss)	(16)	26	(54)	27
Distributions on preferred units	(9)	(9)	(18)	(18)

Pro forma net income (loss) available to common unitholders	$(25)	$17	$(72)	$9

Earnings (loss) per unit
Basic—as reported	$(.08)	$.06	$(.24)	$.03

Basic—pro forma	$(.08)	$.06	$(.24)	$.03

Diluted—as reported	$(.08)	$.06	$(.24)	$.03

Diluted—pro forma	$(.08)	$.06	$(.24)	$.03

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New Accounting Pronouncements

The Financial Accounting Standards Board recently issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have no financial instruments that are affected by this statement.

3.	Earnings (Loss) per Common Unit

Basic earnings (loss) per common unit is computed by dividing net income (loss) available to common OP unitholders by the weighted average number of common OP Units outstanding. Diluted earnings (loss) per unit is computed by dividing net income (loss) available to common OP unitholders as adjusted for potentially dilutive securities, by the weighted average number of common OP Units outstanding plus potentially dilutive securities. Dilutive securities may include units distributed to Host Marriott for Host Marriott common shares granted under comprehensive stock plans, preferred OP Units held by minority partners and other minority interests that have the option to convert their interests to common OP Units and the convertible debt obligation to Host Marriott Corporation. No effect is shown for securities if they are anti-dilutive.

	Quarter ended June 20, 2003			Quarter ended June 14, 2002
	(in millions, except per unit amounts)
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount

Net income (loss)	$(16)	292.1	$(.05)	$26	289.9	$.09
Distributions on preferred units	(9)	—	(.03)	(9)	—	(.03)

Basic earnings (loss)	(25)	292.1	(.08)	17	289.9	.06
Assuming distribution of common units for shares granted under the Comprehensive Stock plan less shares assumed purchased at average market price	—	—	—	—	3.3	—

Diluted earnings (loss)	$(25)	292.1	$(.08)	$17	293.2	$.06

	Year-to-date June 20, 2003			Year-to-date June 14, 2002
	(in millions, except per unit amounts)
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount

Net income (loss)	$(54)	292.0	$(.18)	$27	286.6	$.09
Distributions on preferred units	(18)	—	(.06)	(18)	—	(.06)

Basic and diluted loss	$(72)	292.0	$(.24)	$9	286.6	$.03

4.	Debt

In the first quarter of 2003, we repurchased $8 million of our 9.25% senior notes due in 2007 at par and prepaid $17 million of mortgage debt related to two of our Ritz-Carlton properties. We did not incur any prepayment penalties as a result of these debt extinguishments. The loss on the early extinguishment of debt related to the write-off of deferred financing fees, which was minimal, is included in interest expense in the accompanying consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During August 2001, we entered into a $97 million loan agreement for our four Canadian properties. As a result of a decline in operations at these properties in late 2001 and 2002, we were required under the loan agreement to escrow cash. In April 2003, approximately $7 million of the cash escrowed in accordance with the loan was applied to the outstanding balance of the indebtedness and approximately $2 million was released to us. As this indebtedness is denominated in United States dollars and the functional currency of the properties is Canadian dollars, at the time we entered into this loan we entered into currency forward contracts to buy U.S. dollars at a fixed price. These forward contracts hedge the currency exposure of converting Canadian dollars into U.S. dollars on a monthly basis to cover debt service payments, including the final balloon payment. These contracts have been designated as cash flow hedges of the debt service and balloon payments and are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. As a result of the $7 million prepayment, a portion of the forward contracts no longer qualifies for hedge accounting. The pro-rata portion of the accumulated loss included in other comprehensive income as of the date of prepayment plus the change in the fair market value of the ineffective portion of the hedge from April 24, 2003, have been recognized in our consolidated statement of operations. All subsequent fair market value adjustments related to the ineffective portion of the hedge will be recognized in our consolidated statement of operations. The adjustments resulted in the recognition of approximately $1 million of expense, which is included in corporate and other expenses.

Operating results at our three properties located in Toronto have not yet fully recovered from the impact of SARS-related travel restrictions. As a result, in July 2003 we entered into an agreement with our lenders to modify certain covenants so that we would not be required to make additional prepayments at least through the end of the year. The terms of the modification required us to provide $10 million of cash collateral and pay an additional 25 basis points of interest on the loan. If we are required to make additional prepayments, the entire hedge may become ineffective for accounting purposes, at which time, any unrealized losses would be recognized in net income(loss). As of June 20, 2003, the unrealized loss is approximately $13 million, but is subject to adjustment based on future fluctuations in currency rates.

5.	Distributions

On June 19, 2003, Host Marriott issued 33,182 shares of 10% Class D Cumulative Redeemable Preferred Stock to Fernwood Holdings LLC, an indirectly wholly owned taxable subsidiary of Host LP. We, in turn, issued equivalent securities, Class D Cumulative Redeemable Preferred OP Units to Host Marriott. Dividends paid on the Class D preferred stock will equal approximately $21,000 per quarter. The holder of the Class D preferred stock is entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference and these dividends are payable quarterly in arrears. Host Marriott has the option to redeem the Class D preferred stock at any time after July 1, 2004, for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class D preferred OP Units are on parity with our Class A, B and C preferred OP Units.

On June 20, 2003, the Board of Directors of Host Marriott declared a quarterly cash distribution of $0.625 per unit for each class of preferred limited partner units. The second quarter distribution was paid on July 15, 2003 to unitholders of record as of June 30, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Geographic Information

Our foreign operations consist of four properties located in Canada and two properties located in Mexico. There were no intercompany sales between the properties and us. The following table presents revenues for each of the geographical areas in which we own hotels.

	Quarter ended		Year-to-date
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
	(in millions)		(in millions)
United States	$850	$889	$1,633	$1,655
International	24	28	46	49

Total revenue	$874	$917	$1,679	$1,704

7.	Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of unrealized gains and losses on foreign currency translation adjustments, changes in the fair value of the currency forward contracts and the receipt of cash from HMS Host Corporation, or HM Services, subsequent to the exercise of the options held by certain former and current employees of Marriott International, Inc., pursuant to our distribution agreement with HM Services.

	Quarter ended		Year-to-date
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
	(in millions)		(in millions)
Net income (loss)	$(16)	$26	$(54)	$27
Other comprehensive income	4	1	12	3

Comprehensive income (loss)	$(12)	$27	$(42)	$30

8.	Acquisitions and Dispositions

During June 2003, we acquired the remaining general partner interest and preferred equity interest held by outside partners in the 772-room JW Marriott, Washington, D.C. for approximately $3 million. We also became the sole limited partner after the partnership foreclosed on a note receivable from the other limited partner. As a result, effective June 20, 2003, we consolidated the partnership, and recorded property and equipment of $131 million and $95 million in mortgage debt.

On January 24, 2003, we sold the 299-room Ontario Airport Marriott for $26 million. Our carrying amount for this hotel on the date of sale was $24 million of fixed assets, net of depreciation, and there was no mortgage debt. We recognized a minimal gain on the sale in the first quarter of 2003. During January 2002, we disposed of the St. Louis Marriott Pavilion through a transfer of the property to the mortgage lender. For year-to-date 2003 and 2002, our revenues for these properties were $862,000, and $5,982,000, respectively, and our income before income taxes was $47,000, and $320,000, respectively.

9.	Subsequent Events

On July 18, 2003, we closed on the sale of the Norfolk Waterside Marriott, Oklahoma City Waterford Marriott and the Palm Beach Gardens Marriott for $71 million. For the second quarter of 2003 and 2002, our revenues for these properties were $5.8 million and $6.0 million, respectively,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and our income before taxes was approximately $103,000 and $250,000, respectively. Year-to-date revenues for these properties were $15.7 million and $15.9 million, respectively, and our income before taxes was $1.2 million for both year-to-date 2003 and 2002. We recorded a minimal loss on the transaction, which will be included in discontinued operations in the third quarter. The net proceeds are expected to be used to repay debt.

On July 30, 2003, we called $71 million of our 7  7/8% senior notes due in 2005 for early redemption on August 29. The terms of this debt require that we pay holders a premium in exchange for the right to retire their debt in advance of its maturity date. We will also incur a loss on the early extinguishment of debt related to the acceleration of the related deferred financing fees.

10.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

All of our subsidiaries guarantee our senior notes except those owning 85 of the full service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is our wholly owned subsidiary.

The following condensed combined consolidating information sets forth the financial position as of June 20, 2003 and December 31, 2002, results of operations for the quarter ended and year-to-date June 20, 2003 and June 14, 2002 and cash flows for year-to-date June 20, 2003 and June 14, 2002 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Combined Consolidating Balance Sheets

(in millions)

June 20, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$1,048	$2,112	$3,903	$—	$7,063
Notes and other receivables	725	50	109	(829)	55
Due from managers	(5)	10	93	—	98
Investments in affiliate	2,555	1,335	93	(3,895)	88
Rent receivable	—	17	36	(53)	—
Other assets	209	179	240	(127)	501
Restricted cash	30	4	96	—	130
Cash and cash equivalents	103	1	208	—	312

Total assets	$4,665	$3,708	$4,778	$(4,904)	$8,247

Debt	$2,553	$1,190	$2,686	$(743)	$5,686
Convertible debt obligation to Host Marriott	492	—	—	—	492
Other liabilities	61	146	478	(371)	314

Total liabilities	3,106	1,336	3,164	(1,114)	6,492
Minority interests	—	—	91	—	91
Limited partner interest of third parties at redemption value	239	—	—	—	239
Partners’ capital	1,320	2,372	1,523	(3,790)	1,425

Total liabilities and partners’ capital	$4,665	$3,708	$4,778	$(4,904)	$8,247

December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$1,070	$2,150	$3,811	$—	$7,031
Notes and other receivables	729	51	107	(834)	53
Due from managers	(5)	9	78	—	82
Investments in affiliate	2,654	1,473	101	(4,095)	133
Rent receivable	—	21	36	(57)	—
Other assets	211	177	211	(81)	518
Restricted cash	31	4	98	—	133
Cash and cash equivalents	159	1	201	—	361

Total assets	$4,849	$3,886	$4,643	$(5,067)	$8,311

Debt	$2,552	$1,212	$2,622	$(748)	$5,638
Convertible debt obligation to Host Marriott	492	—	—	—	492
Other liabilities	84	106	404	(224)	370

Total liabilities	3,128	1,318	3,026	(972)	6,500
Minority interests	—	—	92	—	92
Limited partner interest of third parties at redemption value	245	—	—	—	245
Partners’ capital	1,476	2,568	1,525	(4,095)	1,474

Total liabilities and partners’ capital	$4,849	$3,886	$4,643	$(5,067)	$8,311

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Combined Statements of Operations

(in millions)

Quarter ended June 20, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$34	$51	$857	$(68)	$874
Depreciation and amortization	(15)	(26)	(45)	—	(86)
Hotel operating expenses	—	—	(592)	—	(592)
Other property-level expenses	(15)	(18)	(45)	—	(78)
Rental expense	—	—	(119)	119	—
Minority interest	—	—	(1)	—	(1)
Interest expense	(48)	(24)	(55)	12	(115)
Interest income	9	3	2	(12)	2
Corporate and other expenses	1	(5)	(9)	—	(13)
Net gains on property transactions	—	1	1	—	2
Equity in earnings (losses) of affiliates	(33)	(15)	(5)	50	(3)

Income (loss) before income taxes	(67)	(33)	(11)	101	(10)
Provision for income taxes	—	—	(6)	—	(6)

NET INCOME (LOSS)	$(67)	$(33)	$(17)	$101	$(16)

Quarter ended June 14, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$38	$48	$900	$(69)	$917
Depreciation and amortization	(16)	(23)	(45)	—	(84)
Hotel operating expenses	—	—	(602)	—	(602)
Other property-level expenses	(17)	(13)	(41)	—	(71)
Rental expense	—	—	(147)	147	—
Minority interest	—	—	(4)	—	(4)
Interest expense	(49)	(25)	(52)	12	(114)
Interest income	11	2	3	(12)	4
Corporate and other expenses	(5)	(3)	(4)	—	(12)
Net gains on property transactions	—	—	1	—	1
Equity in earnings (losses) of affiliates	(14)	(6)	—	21	1

Income (loss) before income taxes	(52)	(20)	9	99	36
Provision for income taxes	—	—	(11)	—	(11)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(52)	(20)	(2)	99	25
Income from discontinued operations	—	1	—	—	1

NET INCOME (LOSS)	$(52)	$(19)	$(2)	$99	$26

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Combined Statements of Operations

(in millions)

Year-to-date June 20, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$72	$96	$1,643	$(132)	$1,679
Depreciation and amortization	(29)	(53)	(92)	—	(174)
Hotel operating expenses	—	—	(1,143)	—	(1,143)
Other property-level expenses	(30)	(34)	(85)	—	(149)
Rental expense	—	—	(237)	237	—
Minority interest	—	—	(3)	—	(3)
Interest expense	(100)	(50)	(109)	25	(234)
Interest income	19	7	4	(25)	5
Corporate and other expenses	(3)	(7)	(17)	—	(27)
Net gains on property transactions	—	1	2	—	3
Equity in earnings (losses) of affiliates	(88)	(35)	(10)	124	(9)

Income (loss) before income taxes	(159)	(75)	(47)	229	(52)
Provision for income taxes	—	—	(2)	—	(2)

NET INCOME (LOSS)	$(159)	$(75)	$(49)	$229	$(54)

Year-to-date June 14, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$68	$87	$1,671	$(122)	$1,704
Depreciation and amortization	(30)	(47)	(90)	—	(167)
Hotel operating expenses	—	—	(1,118)	—	(1,118)
Other property-level expenses	(29)	(26)	(78)	—	(133)
Rental expense	—	—	(270)	270	—
Minority interest	—	—	(9)	—	(9)
Interest expense	(98)	(48)	(103)	23	(226)
Interest income	21	3	6	(23)	7
Corporate and other expenses	(8)	(7)	(14)	—	(29)
Net gains on property transactions	—	—	2	—	2
Equity in earnings (losses) of affiliates	(45)	2	(3)	43	(3)

Income (loss) before income taxes	(121)	(36)	(6)	191	28
Provision for income taxes	—	—	(15)	—	(15)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(121)	(36)	(21)	191	13
Income from discontinued operations	—	1	13	—	14

NET INCOME (LOSS)	$(121)	$(35)	$(8)	$191	$27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Combined Statements of Cash Flows

(in millions)

Year-to-date June 20, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$(49)	$49	$99	$99

INVESTING ACTIVITIES
Proceeds from sale of assets, net	—	25	—	25
Acquisitions	—	—	(3)	(3)
Capital expenditures	(13)	(36)	(45)	(94)

Cash used in investing activities	(13)	(11)	(48)	(72)

FINANCING ACTIVITIES
Financing costs	(1)	—	—	(1)
Scheduled principal repayments	—	(3)	(21)	(24)
Prepayment of debt	(8)	(17)	(7)	(32)
Distributions on preferred OP units	(18)	—	—	(18)
Distributions to minority interests	—	—	(4)	(4)
Change in restricted cash	3	—	—	3
Transfers to/from Parent	30	(18)	(12)	—

Cash provided by (used in) financing activities	6	(38)	(44)	(76)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(56)	$—	$7	$(49)

Year-to-date June 14, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$(43)	$58	$169	$184

INVESTING ACTIVITIES
Scheduled principal repayments	—	(117)	—	(117)
Capital expenditures and other investments	(18)	(29)	(49)	(96)

Cash used in investing activities	(18)	(146)	(49)	(213)

FINANCING ACTIVITIES
Financing costs	(7)	—	—	(7)
Scheduled principal repayments	—	(2)	(20)	(22)
Debt prepayments	(14)	—	—	(14)
Distributions on preferred OP units	(18)	—	—	(18)
Distributions to minority interests	—	—	(7)	(7)
Purchase of interest rate cap	(3)	—	—	(3)
Change in restricted cash	(9)	—	—	(9)
Transfers to/from Parent	(32)	90	(58)	—

Cash provided by (used in) financing activities	(83)	88	(85)	(80)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(144)	$—	$35	$(109)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this report. This discussion includes forward-looking statements about our business and operations. We identify forward-looking statements in this report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include those risk factors included in our 2002 annual report on Form 10-K dated March 31, 2003 and in other filings with the Securities and Exchange Commission, or the SEC. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

As of June 20, 2003, Host Marriott, L.P., a Delaware limited partnership, operating through an umbrella partnership structure with Host Marriott as sole general partner, is the owner of 123 hotel properties, which operate primarily in the luxury and upper-upscale hotel segments. Host Marriott operates as a self-managed and self-administered REIT with its operations conducted solely through us and our subsidiaries. As of June 20, 2003, Host Marriott owned approximately 90% of our outstanding OP Units. As of July 15, 2003, the National Association of Real Estate Investment Trusts ranks Host Marriott as the largest lodging REIT.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry—including Marriott, Ritz-Carlton, Four Seasons, Hilton and Hyatt. The majority of our properties are located in central business districts of major cities, near airports and in resort/convention locations. Our portfolio depends on revenue from large and small group business, business travel, as well as leisure and discount travelers. The target profile of our portfolio includes upper-upscale and luxury properties in hard to duplicate locations that may allow us to maintain room rate and occupancy premiums over our competitors. We seek to maximize the value of our portfolio through aggressive asset management, by directing the managers of our hotels to reduce operating costs and increase revenues through effective marketing efforts and by completing selective capital improvements.

Our results of operations primarily represent hotel-level sales, which are room, food and beverage and other ancillary income such as telephone, parking and other guest services. Operating expenses consist of the costs to provide these services as well as depreciation, management fees, real and personal property taxes, utilities, ground rent, equipment rent, property insurance and other costs.

A significant component of the cost of owning and operating hotels is fixed in nature and does not necessarily decrease when circumstances such as market factors cause a reduction in property revenues. As a result, changes in revenues (represented by RevPAR as defined below) can result in a greater percentage change in our earnings and cash flows. In response to the decline in the operations of our hotels, we have been working with our managers to achieve certain cost reductions at the properties. We believe that these efforts have slowed the decline in the operating margins of our hotels and created meaningful efficiencies that we believe will be long-term. In 2003, our operating margin has continued to decrease from comparable periods in 2002 due to declining revenues as a result of the effect on travel of such factors as the war in Iraq, terrorist threat levels, travel reduction related to severe acute respiratory syndrome (SARS), the weak economy and because certain of our costs, such as insurance, utilities, wages and benefits, have increased at a rate greater than inflation.

Our customers can be broadly grouped into three segments: transient, group and contract. The transient segment, which includes the individual corporate and leisure traveler, is generally accommodated at a premium rate when compared to our group and contract business. The transient segment of our business has been the most severely impacted by the current operating environment. As a result, our managers have been working to increase our group and contract business, which is generally accommodated at discounted rates, in order to maintain occupancy.

Comparable Hotel-Level Results, Reporting Periods and Operating Statistics

Comparable Hotel-level Results

We define our comparable hotels as full-service properties (1) that are owned or leased by us and the operations of which we include in our consolidated results, (2) for which we reported operating results throughout the reporting periods being compared, and (3) has not sustained substantial property damage or undergone large-scale capital projects. Comparable hotel-level results do not present operating results for our non-hotel properties or the results of our leased limited service hotels.

As of June 20, 2003, we consider 119 of our portfolio of 123 full-service hotels to be comparable hotels for the periods presented. The hotels whose operating results are excluded from comparable hotel-level results for the periods presented are the New York Financial Center Marriott (substantially damaged in the September 11, 2001 terrorist attacks and re-opened in January 2002), the Boston Marriott Copley Place (acquired in June 2002), The Ritz-Carlton, Naples Golf Resort (opened in January 2002) and the JW Marriott, Washington, D.C. (consolidated in the second quarter of 2003). The comparable hotel-level results include the results of the Norfolk Waterside Marriott, the Oklahoma City Waterford Marriott and the Palm Beach Gardens Marriott, which were sold on July 18, 2003 and will be considered non-comparable when we present our third quarter hotel operating results.

We present below certain operating results for the periods presented in this quarterly report for our comparable hotels, including hotel-level operating profit. We believe that the comparable hotel-level results help us and our investors evaluate the ongoing operating performance of our hotels and facilitate comparisons with other REITs and hotel owners. Management uses these measures to establish a baseline to assess property-level results, including when we acquire or sell assets. While these measures are based on GAAP, costs such as depreciation and amortization, income taxes, interest expense, corporate expenses, and other corporate items have been incurred by us and are not reflected in this presentation. In addition, we adjust the revenues and expenses at these properties so that the results reflect comparable reporting periods as discussed below. We believe that excluding these items provides the most accurate measure of the performance of our comparable hotels. As a result, the comparable hotel-level results do not represent our total revenues, expenses or operating profit and these hotel-level results should not be used to evaluate the performance of Host Marriott, L.P., as a whole. However, our consolidated statement of operations includes such amounts, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP measures.

Reporting Periods

We receive the results of operations of our hotels from our managers based on their reporting cycles, which are either monthly or every four weeks. However, our year end conforms to our general partner’s, Host Marriott, who as a REIT is required by tax laws to report results on a calendar year ended December 31. However, our quarterly results reflect the reporting cycle that is used by Marriott International, Inc., the manager of the majority of our properties, whose year ends on the Friday closest to December 31 and which reflect twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. Our results are also adjusted to reflect a fiscal calendar year that has a January 1 starting date and a December 31 ending date. In any given quarter, quarter-over-quarter results could have different starting and/or ending dates. For example, the second quarter of 2003 ended on June 20 and the second quarter of 2002 ended on June 14, though both quarters reflect twelve weeks of operations. In addition, because our starting and ending dates may not match Marriott International’s starting and ending dates, our first and fourth quarters of each year and year-to-date periods may not have the same number of days as was reflected in a prior year. For example, our consolidated financial statements as of June 20, 2003 reflect 171 days, while our year-to-date results as of June 14, 2002 reflect 165 days.

Approximately one-fourth of our full-service hotels are operated by managers other than Marriott International and report revenues on a monthly basis versus our four week period. The accompanying consolidated financial statements reflect three months of operations for the second quarter (March, April and May), but five months of operations year-to-date (January through May). Results in the third quarter will reflect three months of operations and fourth quarter results will reflect four months of operations for these hotels.

Operating Statistics

Our reported hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) for the quarters ended June 20, 2003 and June 14, 2002 reflect results for the twelve week periods from March 29, 2003 to June 20, 2003 and March 23, 2002 to June 14, 2002, respectively, for our Marriott-managed hotels and results for March, April and May for operations of all other hotels which report results on a monthly basis.

Our reported hotel operating statistics for year-to-date June 20, 2003 and year-to-date June 14, 2002 reflect results for the twenty four week periods (or 168 days) from January 4, 2003 to June 20, 2003 and December 29, 2001 to June 14, 2002, respectively, for our Marriott-managed hotels and results for January through May for operations of all other hotels which report results on a monthly basis.

Recent Events

Effective June 26, 2003, we re-branded our 500-room Swissôtel-Boston as a Hyatt Regency. We believe that the broader brand name recognition and management resources of Hyatt will help improve operations and drive increased profitability in the long term. This re-branding is consistent with our strategy to engage the leading hotel management companies to operate our properties.

During June 2003, we acquired the remaining general partner interest and the preferred equity interest held by outside partners in the 772-room JW Marriott, Washington, D.C. for approximately $3 million. We also became the sole limited partner after the partnership foreclosed on a note receivable from the other limited partner. As a result, effective June 20, 2003, we consolidated the partnership. This resulted in an increase to property and equipment of $131 million and an increase in debt of $95 million for the mortgage on the property.

On July 18, 2003, we closed on the sale of the Norfolk Waterside Marriott, Oklahoma City Waterford Marriott and the Palm Beach Gardens Marriott for $71 million. We recorded a minimal loss on the transaction, which will be included in discontinued operations in the third quarter.

On July 30, 2003, we called $71 million of our 7 7/8% senior notes due in 2005 for early redemption on August 29. The terms of this debt require that we pay holders a premium in exchange for the right to retire this debt in advance of its maturity date. We will also incur a loss on the early extinguishment of debt related to the acceleration of the related deferred financing fees.

Lodging Performance

The current operating environment for our hotels remains challenging as demand continues to be soft and booking cycles short. We use a measure common in the industry to evaluate the operations of a hotel—room revenue per available room, or RevPAR. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or other ancillary revenues such as parking, telephone or other guest services generated by the property. Additionally, we also present certain operating results and statistics on a comparable hotel basis.

The operating environment during the second quarter of 2003 was difficult due to reduced airline travel, weak economic conditions, concern over terrorist threat levels and the lingering effects of SARS, primarily at our Toronto, Canada properties. In addition, the effect of the war in Iraq on business and leisure travel resulted in a significant drop in occupancy during March and April of 2003. This effect is particularly significant for the 25% of our hotels which report on a different quarterly accounting calendar than us, as these hotels’ second quarter results include operations for March through May. See “Comparable Hotel-Level Results, Reporting Periods and Operating Statistics” for further detail. During the most recent quarter, the lodging industry and our company experienced declines in RevPAR and operating profits because of reduced demand and rising operating expenses, including increased insurance costs. We expect these conditions to persist throughout 2003. We are expecting RevPAR for our comparable hotels to decline by 2.5% to 4.0% for the third quarter and decline by 3.0% to 5.0% for the full year 2003. Although we and our operators continue to focus on reducing costs and maintaining margins, it is becoming more difficult to offset revenue declines with decreases in expenses. Certain important components of our operating costs, such as wages, benefits, utilities and insurance, are expected to increase at a rate greater than inflation in 2003. Thus, operating profits and margins for each quarter in 2003 were, or are expected to be, below 2002 levels.

For the second quarter of 2003, RevPAR for our comparable hotels decreased approximately 8.2% when compared to the same period in 2002. The decline is the result of a decrease in average occupancy of 3.6 percentage points and the decline in average room rates of 3.5%. The comparable hotels in all of our key markets experienced declines in RevPAR due to the difficult operating environment, except Florida, which experienced a 0.2% RevPAR increase driven by strong performance in our Tampa market, which increased by 20%. Our North Central region experienced a RevPAR decline of only 2.1%, as our Downtown Chicago properties benefited from positive RevPAR growth and a strong convention market. Our Washington, D.C. region also continued to outperform the portfolio, with a RevPAR decline of just 2.5%, as several of our Northern Virginia hotels enjoyed a strong quarter.

Our Canadian hotels were significantly affected in the quarter as a result of the SARS epidemic, particularly in Toronto where RevPAR declined by 31%. The Atlanta market also had a difficult quarter with RevPAR declines of 16.4% as a result of increased convention competition from markets such as Orlando or New Orleans for large group functions. Operations in San Francisco continued to be weak, with RevPAR falling 13%, although these results were generated by softer demand in the suburbs and airport markets as opposed to the downtown hotels. Our San Diego market, which continued to benefit from a solid convention calendar, experienced a RevPAR decline of just 2% for the quarter. RevPAR for our New York hotels declined by 11%, as soft performance in the suburban markets was partially offset by better performance at the Marquis, which was down just 8%. Our Philadelphia market, which outperformed virtually all of last year, suffered from tough comparisons and a slow convention schedule, leading to a RevPAR decline of 10%.

Each of our market types (downtown, resort, airport and suburban), experienced declines in RevPAR for the second quarter of 2003 when compared to the second quarter of 2002. Our resort hotels had the best results for the quarter, with RevPAR declining just 5.8%. Within this market type, The Ritz-Carlton, Naples enjoyed a RevPAR increase of 2.7%. Our suburban hotels and urban hotels experienced RevPAR declines of 8.0% and 8.6% respectively. Our airport hotels, which were most affected by the decline in travel because of concerns surrounding the Iraq war, fell by 10.1%.

The following table presents certain operating results and statistics for the periods presented in this report for our comparable hotels that we believe are useful to investors, including comparable hotel-level operating profit. See “Comparable Hotel-Level Results, Reporting Periods and Operating Statistics” for further detail.

Comparable Hotel-Level Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
Number of hotels	119	119	119	119
Number of rooms	56,942	56,942	56,942	56,942
Percent change in Comparable RevPAR	(8.2)%	—	(7.0)%	—

Comparable hotel sales
Room	$485	$529	$930	$1,000
Food and beverage	270	281	508	529
Other	57	65	110	123

Comparable hotel sales (b)	812	875	1,548	1,652

Comparable hotel expenses
Room	117	125	225	236
Food and beverage	193	198	367	374
Other	34	36	64	67
Management fees, ground rent and other costs	273	277	526	525

Comparable hotel expenses (c)	617	636	1,182	1,202

Comparable Hotel-Level Operating Profit	195	239	366	450

Non-comparable hotel results, net (d)	8	5	18	3
Office building and limited service properties, net	1	—	1	—
Other income	—	—	2	—
Depreciation and amortization	(86)	(84)	(174)	(167)
Corporate and other expenses	(13)	(12)	(27)	(29)

Operating Profit for Host Marriott, L.P.	$105	$148	$186	$257

(a)	For further detail, see “Comparable Hotel-Level Results, Reporting Periods and Operating Statistics”.

(b)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended		Year-to-date
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
Revenues per the consolidated statement of operations	$874	$917	$1,679	$1,704
Non-comparable hotel sales	(55)	(35)	(100)	(59)
Hotel sales for the property for which we receive rental income, net	10	10	22	21
Rental income for office buildings and limited service hotels	(17)	(17)	(34)	(33)
Other income	—	—	(2)	—
Adjustment for hotel sales for comparable hotels to reflect twenty-four weeks of operations for Marriott-managed hotels	—	—	(17)	19

Comparable hotel sales	$812	$875	$1,548	$1,652

(c)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-date
	June 20, 2003	June 14, 2002	June 20, 2003	June 14, 2002
Operating costs and expenses per the consolidated statements of operations	$769	$769	$1,493	$1,447
Non-comparable hotel expenses	(48)	(31)	(88)	(56)
Hotel expenses for the property for which we receive rental income	11	11	26	25
Rent expense for office buildings and limited service hotels	(16)	(17)	(33)	(33)
Adjustment for hotel expenses for comparable hotels to reflect twenty-four weeks of operations for Marriott-managed hotels	—	—	(15)	15
Depreciation and amortization	(86)	(84)	(174)	(167)
Corporate and other expenses	(13)	(12)	(27)	(29)

Comparable hotel expenses	$617	$636	$1,182	$1,202

(d)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels and (ii) the difference between the comparable hotel-level operating profit which reflects 168 days of operations year-to-date and the operating results included in the consolidated statement of operations which reflects 171 and 165 days for year-to-date 2003 and 2002, respectively. For further detail see “Comparable Hotel-Level Results, Reporting Periods and Operating Statistics.”

The following tables set forth performance information for our full-service hotels by geographic region as of June 20, 2003 and June 14, 2002 for our comparable hotels, as well as all full-service hotels:

Comparable Hotels by Region(1)

	As of June 20, 2003		Quarter ended June 20, 2003			Quarter ended June 14, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Atlanta	15	6,563	$133.67	63.8%	$85.26	$147.85	69.0%	$101.99	(16.4)%
DC Metro	13	4,998	141.80	76.4	108.34	144.63	76.9	111.17	(2.5)
Florida	13	7,582	166.59	72.1	120.14	163.43	73.4	119.95	0.2
International	6	2,552	110.16	61.4	67.69	109.88	72.2	79.38	(14.7)
Mid-Atlantic	9	6,222	179.66	75.5	135.55	191.15	79.0	150.93	(10.2)
Mountain	8	3,313	103.78	64.3	66.78	107.90	69.3	74.79	(10.7)
New England	6	2,277	125.86	63.1	79.45	134.37	69.1	92.91	(14.5)
North Central	15	5,395	123.23	67.4	83.10	122.52	69.3	84.87	(2.1)
Pacific	22	11,526	149.32	66.5	99.27	157.27	70.1	110.22	(9.9)
South Central	12	6,514	128.39	76.7	98.53	134.14	81.0	108.66	(9.3)

All Regions	119	56,942	142.98	69.5	99.41	148.11	73.1	108.32	(8.2)

Comparable Hotels by Region(1)

	As of June 20, 2003		Year-to-date June 20, 2003			Year-to-date June 14, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Atlanta	15	6,563	$136.26	66.0%	$89.98	$145.25	69.1%	$100.50	(10.5)%
DC Metro	13	4,998	139.90	71.0	99.35	140.51	70.2	98.66	0.7
Florida	13	7,582	170.83	74.5	127.22	168.41	76.4	128.65	(1.1)
International	6	2,552	107.85	64.1	69.11	109.61	69.2	75.83	(8.9)
Mid-Atlantic	9	6,222	173.89	72.6	126.29	184.29	77.6	143.03	(11.7)
Mountain	8	3,313	109.42	64.7	70.82	117.82	68.9	81.21	(12.8)
New England	6	2,277	121.10	59.4	71.99	127.21	64.0	81.46	(11.6)
North Central	15	5,395	118.51	63.9	75.74	117.92	65.7	77.52	(2.3)
Pacific	22	11,526	153.04	66.5	101.77	157.87	70.2	110.82	(8.2)
South Central	12	6,514	130.89	77.2	101.11	137.17	79.9	109.57	(7.7)

All Regions	119	56,942	143.78	69.1	99.34	148.19	72.1	106.77	(7.0)

(1)	Results include the operations of the Norfolk Waterside Marriott, Oklahoma City Waterford Marriott and the Palm Beach Gardens Marriott, which were sold on July 18, 2003. Excluding these hotels, our RevPAR would be $99.71 and $99.64, respectively, for the quarter ended and year-to-date June 20, 2003 and $108.75 and $107.16, respectively, for the quarter ended and year-to-date June 14, 2002. For further detail, see “Comparable Hotel-Level Results, Reporting Periods and Operating Statistics.”

All Full-Service Hotels by Region(1)

	As of June 20, 2003		Quarter ended June 20, 2003			Quarter ended June 14, 2002
	No. of Properties(2)	No. of Rooms(2)	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Atlanta	15	6,563	$133.67	63.8%	$85.26	$147.85	69.0%	$101.99	(16.4)%
DC Metro	14	5,770	141.80	76.4	108.34	144.63	76.9	111.17	(2.5)
Florida	14	7,877	170.68	71.7	122.34	167.10	72.9	121.78	0.5
International	6	2,552	110.16	61.4	67.69	109.88	72.2	79.38	(14.7)
Mid-Atlantic	10	6,726	180.86	75.2	136.02	190.62	78.8	150.14	(9.4)
Mountain	8	3,313	103.78	64.3	66.78	107.87	69.3	74.77	(10.7)
New England	7	3,416	149.55	69.4	103.82	134.85	69.2	93.33	11.2
North Central	15	5,395	123.23	67.4	83.10	122.52	69.3	84.87	(2.1)
Pacific	22	11,526	149.32	66.5	99.27	157.81	70.2	109.33	(9.2)
South Central	12	6,514	128.39	76.7	98.53	134.14	81.0	108.66	(9.3)

All Regions	123	59,652	145.12	69.8	101.22	148.78	73.1	108.75	(6.9)

All Full-Service Hotels by Region(1)

	As of June 20, 2003		Year-to-date June 20, 2003			Year-to-date June 14, 2002
	No. of Properties(2)	No. of Rooms(2)	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Atlanta	15	6,563	$136.26	66.0%	$89.98	$145.52	69.1%	$100.50	(10.5)%
DC Metro	14	5,770	139.90	71.0	99.35	140.51	70.2	98.66	0.7
Florida	14	7,877	174.80	74.1	129.53	171.79	75.9	130.39	(0.7)
International	6	2,552	107.85	64.1	69.11	109.61	69.2	75.83	(8.9)
Mid-Atlantic	10	6,726	175.64	72.5	127.38	183.48	77.1	141.50	(10.0)
Mountain	8	3,313	109.42	64.7	70.82	117.77	68.9	81.18	(12.8)
New England	7	3,416	140.98	65.3	92.04	127.52	64.1	81.72	12.6
North Central	15	5,395	118.51	63.9	75.74	117.92	65.7	77.52	(2.3)
Pacific	22	11,526	152.79	66.5	101.66	156.51	70.3	110.08	(7.6)
South Central	12	6,514	130.89	77.2	101.11	136.78	79.2	108.36	(6.7)

All Regions	123	59,652	145.48	69.2	100.73	148.67	72.0	106.97	(5.8)

(1)	Results include the operations of the Norfolk Waterside Marriott, Oklahoma City Waterford Marriott and the Palm Beach Gardens Marriott, which were sold on July 18, 2003. For further detail, see “Comparable Hotel-Level Results, Reporting Periods and Operating Statistics.”

(2)	The number of properties and the room count reflect all consolidated properties as of June 20, 2003. However, the results of operations do not include the JW Marriott, Washington, D.C. We acquired the remaining partnership interests in this hotel during June 2003 and began to consolidate these operations effective June 20, 2003.

2003 Compared to 2002

Our quarterly reporting periods most closely follow the reporting periods of the manager who manages the majority of our properties. For further detail, see “Comparable Hotel-Level Results, Reporting Periods and Operating Statistics.”

Revenues. Hotel sales decreased $43 million, or 5%, to $850 million for the second quarter of 2003 and decreased $28 million, or 2%, to $1.6 billion year-to-date. The decrease in revenues primarily reflects the continued weakness in the lodging industry due to reduced travel by business and leisure travelers and the slow growth of the economy. For year-to-date 2003, this was partially offset by hotel sales recorded for the six extra days in the first quarter of 2003 due to our reporting cycle. This decrease in revenues also reflects an 8.2% and 7.0% decline in comparable RevPAR for the second quarter and year-to-date, respectively, when compared to 2002.

During the second quarter of 2003, our RevPAR decline was attributable to reduced demand in the group, contract and transient segments of our business. In particular, the decline was driven by further deterioration in our corporate transient and corporate group business. The decline in group demand was most pronounced in our larger group hotels, which were affected in April and May by higher attrition levels and a reduction in short term bookings prompted by war-related concerns.

Rental income was $24 million for the second quarter of 2003 and the second quarter of 2002 but increased $1 million, or 2%, to $51 million year-to-date when compared to the same period in 2002. Rental income year-to-date 2003 and 2002 includes: 1) lease income from our limited service hotel leases of $32 million and $31 million, respectively, 2) lease income from one full-service hotel of $17 million for both periods and 3) office space rental income of $2 million for both periods.

Operating Costs and Expenses. Operating costs and expenses were $769 million for the second quarter of 2003 and the second quarter of 2002 and increased $46 million, or 3%, to $1.5 billion for year-to-date 2003. This increase is primarily the result of increased costs for insurance, utilities, wages and benefits at the hotels. In addition, for year-to-date 2003, the increase is also attributable to the six extra days included in the first quarter of 2003. Rental and other expense year-to-date June 20, 2003 and June 14, 2002 includes: 1) expense for our limited service hotel leases of $32 million for both periods, 2) expense related to one full-service property of $3 million for both periods, and 3) office building expenses of approximately $1 million for both periods. These expenses are included in other property-level expenses on the consolidated statements of operations.

Corporate and Other Expenses. Year-to-date 2003, corporate and other expenses decreased $2 million, primarily as a result of a decrease in restricted stock compensation expense.

Minority Interest Income (Expense). Minority interest expense declined $3 million for the second quarter of 2003 and $6 million year-to-date when compared to the same periods in 2002. The decrease is primarily due to a decrease in the earnings from our consolidated hotel partnerships that have minority partners.

Discontinued Operations. During January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender in a non-cash transaction. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which we adopted January 1, 2002, we recorded the difference between the debt extinguished, the deferred incentive management fees forgiven and the fair value of the assets surrendered of $22 million, net of tax expense of $9 million, as income from discontinued operations in the accompanying consolidated statements of operations. During January 2003, we sold the Ontario Airport Marriott. The operating results and net gain from discontinued operations for the hotel for 2003 were minimal. The operating results for the hotel were $1 million for year-to-date 2002.

Liquidity and Capital Resources

Our principal sources of cash are cash from operations, the sale of assets, borrowings under our credit facility and our ability to obtain additional financing through various financial markets. Our principal uses of cash are payments of debt, capital expenditures, asset acquisitions, operating costs, corporate expenses, and distributions to our OP Unitholders. We believe our sources of cash will be sufficient to meet our liquidity needs.

As of June 20, 2003, we had $312 million of cash and cash equivalents, which was a decrease of $49 million from our December 31, 2002 balance, principally due to debt principal amortization and the decline in operations. In addition, we have $130 million of restricted cash as a result of lender and management agreement restrictions (including reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits).

We will continue to maintain higher than normal cash balances in 2003 until we see consistent improvement in operations. We believe we have sufficient cash to deal with our minimal near-term debt maturities, as well as any incremental decline in business. We currently have $250 million of availability under our credit facility and have no amounts outstanding thereunder. During the second quarter of 2003, we successfully modified the credit facility to provide more flexibility in meeting certain tests under the covenants. As part of the modification, effective on or before November 2003, the commitment under the credit facility will be reduced to $300 million, with current availability of not more than $250 million. However, availability under the credit facility could increase to $300 million if at any time after the third quarter of 2003 our leverage ratio falls below 6.75x.

Through December 2004, approximately $189 million of our mortgage debt matures, and we will have an additional $85 million of regularly scheduled amortization on our mortgage debt. The 2003 debt maturities include $65 million of mortgage debt on the Marriott World Trade Center hotel and $95 million from the recently consolidated JW Marriott, Washington, D.C. hotel. We currently intend to refinance the $95 million mortgage, which matures in December 2003, with floating rate debt. We have no other significant refinancing requirements until 2005.

In 2003, we sold four hotels not considered by our management as “core” or important hotels. We will continue to pursue opportunities to dispose of other non-core assets consistent with our strategy of recycling capital. We continue to have discussions with potential buyers for certain of our non-core hotels. We believe that, if consummated, sales of non-core properties could result in additional proceeds of $50 to $150 million for the remainder of the year. We intend to use the proceeds from dispositions to repay debt, though we may elect to invest in our current portfolio or to acquire additional hotels. There can be no assurance that any further dispositions will occur.

We remain interested in pursuing single asset and portfolio acquisitions and have discussed the possibility of these transactions with several interested parties. We believe that there will be opportunities over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in hard to duplicate urban, convention and resort locations. The purchase price for any new acquisition may be funded, in part, by the issuance of equity securities. However, we cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain acquisition financing, if needed.

Cash provided by Operations. Our cash provided by continuing operations for 2003 decreased $85 million, or 46%, to $99 million when compared to the same period in 2002. The decrease is primarily due to the decline in operations at our hotels, which we previously discussed, and a $23 million payment for previously deferred income taxes related to the repayment of a partnership note.

Cash used in Investing Activities. Capital expenditures at our properties have decreased by $2 million, or 2%, to $94 million when compared to the same period in 2002. Capital improvements and room refurbishments occur at intervals of approximately seven years; however, the exact timing is based on an annual review of the condition of each property. In general, we have spent approximately $200 to $250 million annually on refurbishments and capital improvements. We expect capital expenditures for 2003 to be $200 million to $220 million, the vast majority of which would be funded by the furniture and fixture reserves established at our hotels (typically 5% of property revenues) and, to a lesser extent, by our available cash. During the first quarter of 2003, we received $25 million in net proceeds from our sale of the Ontario Airport Marriott. On July 18, 2003, we sold the Norfolk Waterside Marriott, Oklahoma City Waterford Marriott and the Palm Beach Gardens Marriott for approximately $71 million.

Cash used in Financing Activities. Cash used in financing activities for 2003 primarily consisted of debt prepayments of $32 million (described below), principal repayments on mortgage debt of $24 million and preferred OP Unit distributions of $18 million. On June 20, 2003, we announced that the Board of Directors of Host Marriott declared a quarterly cash distribution of $0.625 per unit for each class of preferred OP Units, which was paid on July 15, 2003 to preferred unitholders of record on June 30, 2003. We did not issue a distribution on our common OP Units during the first or second quarters of 2003 or 2002.

In the first quarter of 2003, we repurchased $8 million of our 9.25% senior notes due in 2007 at par and prepaid $17 million of mortgage debt related to two of our Ritz-Carlton properties. During the second quarter of 2003, we made a prepayment of $7 million on the mortgage debt secured by our four Canadian hotels.

To reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may from time to time purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities. Host Marriott’s Board of Directors has authorized us to purchase or retire certain of our senior notes using cash reserves in an amount not to exceed the lesser of the net proceeds from asset sales (other than sales structured as tax-free exchanges) or $150 million, of which $124 million is available. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. On July 30, 2003, we called $71 million of our 7 7/8% senior notes due in 2005 for early redemption.

Debt. As of June 20, 2003, our total consolidated debt was $6.2 billion. The weighted average interest rate of all our debt is approximately 7.7% and our current average maturity is five years. Additionally, 91% of our debt has a fixed rate of interest as of June 20, 2003. Over time, we expect to increase the proportion of floating rate debt in our capital structure to 20% to 25% of our total debt. We may do this through the use of derivative instruments including interest rate swaps.

Under the terms of our senior notes indenture and the credit facility, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including an EBITDA-to-interest coverage ratio (as defined in the senior notes indenture) of at least 2.0 to 1.0. We do not currently meet this interest coverage ratio incurrence test. As a result, our ability to incur indebtedness is limited to indebtedness specifically permitted under the credit facility and the senior notes indenture, such as borrowings under the credit facility and borrowings in connection with a refinancing of existing debt.

Our failure to meet this interest coverage ratio also restricts our ability to pay distributions on our common and preferred OP Units, except to the extent necessary for Host Marriott to maintain its status as a REIT. Required income distributions for 2002 for Host Marriott to maintain REIT status were satisfied in part by payment of distributions on the preferred OP Units in 2002. We believe that the remaining 2002 income distribution requirement should be facilitated by the payment of distributions that were declared on the preferred OP Units in the first and second quarters of 2003, and those which are expected to be declared on preferred OP Units in the third quarter of 2003. While we currently have, and continue to expect to have, more than adequate cash to pay distributions on our preferred OP Units, the payment of any fourth quarter distribution on our preferred OP Units will depend on 2003 operating performance and its impact on Host Marriott’s taxable income and whether our EBITDA-to-interest coverage ratio is at least 2.0 to 1.0. Host Marriott’s taxable income will vary based on a number of factors including our results from operations and level of capital expenditures.

Based on our current outlook of Host Marriott’s taxable income and our EBITDA-to-interest coverage ratio, we think it is unlikely we will pay a fourth quarter 2003 preferred OP unit distribution. The ability to pay the preferred distribution in subsequent quarters will depend on several factors, including (i) our ability to comply with or modify restrictive covenants in our senior notes indenture and our credit facility that restrict our ability to pay distributions and (ii) the amount of Host Marriott’s taxable income or loss.

We have not paid a distribution on our common OP Units since the third quarter of 2001, and we do not currently expect to pay a common distribution for the remainder of 2003. The decision to reinstate the distribution on our common OP Units (including the amount of any such distribution) will be made by Host Marriott’s Board of Directors and will depend on several factors, including those described above, as well as our liquidity and any accrued unpaid distributions on our preferred OP Units.

We have $3.2 billion of senior notes outstanding that are currently rated by Moody’s and Standard & Poor’s. As a result of the significantly reduced operating levels, the ratings on these senior notes and the senior notes issued by many other lodging companies have been downgraded or placed on negative credit watch. On February 13, 2003, Standard and Poor’s downgraded its rating on our senior debt from BB- to B+. At the same time Standard & Poor’s also downgraded its rating on Host Marriott’s preferred stock from B- to CCC+. On February 28, 2003, Moody’s affirmed its rating of Ba3 on our senior notes debt and B3 on Host Marriott’s preferred stock. While we have no significant senior note maturities until 2005, if operations were to decline further, or if our credit ratios do not otherwise improve, the ratings on our senior notes could be reduced further. Moody’s and Standard & Poor’s also rate Host Marriott’s preferred stock and each of these agencies have indicated that, to the extent that we are unable to continue to make distribution payments on our preferred units (by virtue of the limitations imposed on us under our senior notes indenture), they may downgrade the rating they assign to Host Marriott’s preferred stock, which may, in turn, result in a further downgrade of our senior notes. If we were unable to subsequently improve our credit ratings, our cost to issue additional senior notes, to refinance this debt as it comes due or to issue additional preferred OP Units would likely increase.

All of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. We have 31 assets that are secured by mortgage debt. Twelve of these assets are secured by mortgage debt that contains restrictive covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The impact of these covenants is discussed below.

Eight of our hotel properties secure a $601 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-though certificates, which we refer to as the CMBS Loan. The hotels securing the CMBS Loan are the New York Marriott Marquis, the San Francisco Airport Hyatt Regency, the Cambridge Hyatt Regency, the Reston Hyatt Regency, the Boston Hyatt Regency, The Drake Hotel New York, the Swissôtel Atlanta and the Swissôtel Chicago, which we refer to as the CMBS Portfolio. The CMBS Loan contains a provision that requires the mortgage servicer to retain certain excess cash flow from the CMBS Portfolio after payment of debt service if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. Annual debt service is $64 million. As a result of the effect of the weak economy on our operations, this provision was triggered beginning in the third quarter of 2002 and will remain in effect until the CMBS Portfolio generates the necessary minimum cash flow for two consecutive quarters, at which point, the cash that has been escrowed will be returned to us. As of June 20, 2003, approximately $13 million of cash has been escrowed. Additional amounts will be escrowed, and these amounts may be significant. There can be no assurance that the CMBS Portfolio will reach the minimum cash flow for the required period of time so that the cash will be released.

During August 2001, we entered into a $97 million loan agreement for our four Canadian properties. As a result of a decline in operations at these properties in late 2001 and 2002, we were required under the loan agreement to escrow cash. In April 2003, approximately $7 million of the cash escrowed in accordance with the loan was applied to the outstanding balance of the indebtedness and approximately $2 million was released to us. As this indebtedness is denominated in United States dollars and the functional currency of the properties is Canadian dollars, at the time we entered into this loan we entered into currency forward contracts to buy U.S. dollars at a fixed price. These forward contracts hedge the currency exposure of converting Canadian dollars into U.S. dollars on a monthly basis to cover debt service payments, including the final balloon payment. These contracts have been designated as cash flow hedges of the debt service and balloon payments and are recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. As a result of the $7 million prepayment, a portion of the forward contracts no longer qualifies for hedge accounting. The pro-rata portion of the accumulated loss included in other comprehensive income as of the date of prepayment plus the change in the fair market value of the ineffective portion of the hedge from April 24, 2003 have been recognized in our consolidated statement of operations. All subsequent fair market value adjustments related to the ineffective portion of the hedge will be recognized in our consolidated statement of operations. The adjustments resulted in the recognition of approximately $1 million of expense, which is included in corporate and other expenses.

Operating results at our three properties located in Toronto have not yet fully recovered from the impact of SARS related travel restrictions. As a result, we entered into an agreement with our lenders to modify certain covenants so that we would not be required to make additional prepayments at least through the end of the year. The terms of the modification required us to provide $10 million of cash collateral and pay an additional 25 basis points of interest on the loan. If we are required to make additional prepayments, the entire hedge may become ineffective for accounting purposes, at which time, any unrealized losses would be recognized in net income (loss). As of June 20, 2003, the unrealized loss is approximately $13 million, but is subject to adjustment based on future fluctuations in currency rates.

Other Real Estate Investments. We own a 50% interest in a joint venture with Marriott International that owns, through two limited partnerships, 120 Courtyard by Marriott properties totaling 17,550 rooms. The joint venture has approximately $905 million of debt. This debt is comprised of first mortgage loans secured by the properties owned by each of the two partnerships, senior notes secured by the ownership interest in one partnership and mezzanine debt. The mezzanine debt is an obligation of the joint venture and was provided by an affiliate of Marriott International. None of the debt is recourse to, or guaranteed by, us or any of our subsidiaries. RevPAR at the Courtyard hotels declined 7.1% in the second quarter of 2003 when compared to the second quarter of 2002 and 4.8% year-to-date. Based on our current forecasts for the full year 2003, the hotels in one of these two partnerships may not generate sufficient cash flow from operations to fund its debt service obligations. If there is insufficient cash flow to fund its debt service obligations, the partnership would continue to make use of (i) a senior note debt service reserve, (ii) certain rights to require repayment to the partnership of a portion of its ground rent previously paid and (iii) subordination provisions for current payments in its ground leases and management agreements to cover any shortfall. As of June 20, 2003, the joint venture has deferred a total of $3.6 million in ground rent and base management fees. Interest does not accrue on such deferred amounts, but these amounts must be repaid prior to distributions to equityholders. In addition, we anticipate that the joint venture will defer interest payments on the mezzanine debt at least until the fourth quarter of 2003. As of June 20, 2003, the joint venture has deferred $13 million of interest payments on the mezzanine debt. Deferral of the interest payments due on the mezzanine debt is not a default. To the extent deferred, unpaid mezzanine debt interest amounts are added to principal and earn interest at 13%. As of June 20, 2003, the partnerships and the joint venture maintained aggregate unrestricted cash balances of approximately $19 million.

FFO per Diluted Unit and EBITDA

FFO per Diluted Unit

The National Association of Real Estate Investment Trusts, or NAREIT, defines Funds From Operations, or FFO, as net income (computed in accordance with GAAP) excluding gains (or losses) from sales of real estate and real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per unit basis after making adjustments for the effects of dilutive securities. We use FFO per diluted unit as a measure of our performance because historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, because real estate values have historically risen or fallen with market conditions, most industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be less informative. NAREIT adopted the definition of FFO in order to promote an industry-wide standard measure of REIT operating performance. Accordingly, as a member of NAREIT, we have adopted FFO per share as a measure to evaluate our performance in comparison to our peer group in NAREIT, substantially all of which use the same measure. We believe that the presentation of FFO per diluted unit provides useful information to investors regarding our results of operations because it is a better measure of our operating performance. In addition, it facilitates comparisons between us and other REITs, including when making investment decisions. FFO per diluted unit is also used by Host Marriott’s Compensation Policy Committee of their Board of Directors to establish criteria for performance-based compensation and in the annual budget process.

EBITDA

Earnings Before Interest, Income Taxes, Depreciation and Amortization, or EBITDA, is a commonly used measure of performance in many industries which management believes provides useful information to investors regarding our results of operations. EBITDA helps us and our investors evaluate the ongoing operating performance of our properties and facilitates comparisons between us and lodging REITs, hotel owners who are not REITs and other capital-intensive companies. Management uses EBITDA to provide a baseline when evaluating property-level results. Management also uses EBITDA as one measure in determining the value of acquisitions and dispositions and, like FFO per diluted unit, it is widely used by management in the annual budget process.

Adjusted EBITDA

Management has historically adjusted EBITDA when evaluating our performance because we believe that the exclusion of certain recurring items described below is necessary to provide the most accurate measure of the performance of our investment portfolio and to more fully reflect the ongoing value of the Company as a whole. Due to recent guidance provided by the SEC, we now do not reflect such items when calculating EBITDA but, instead, adjust for these items and refer to this measure as Adjusted EBITDA. Adjusted EBITDA for the second quarter of 2003 reflects EBITDA adjusted for the following items:

•	Gains and Losses on Dispositions and Related Debt Extinguishments – We exclude the effect of the gains and losses recorded on the disposition of assets and the related debt extinguishments because we believe that including them in EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition,material gains or losses from the depreciated value of the assets disposed of, and the related debt extinguishments could be less important to investors, given that the depreciated asset often does not reflect the market value of real estate assets (as noted above for FFO).

•	Consolidated Partnership Adjustments – We exclude the minority interest in the income or loss of our consolidated partnerships because we believe that including them in EBITDA does not reflect the impact of the minority interest position on our performance because these amounts effectively include our minority partners’ pro-rata portion of depreciation, amortization and interest expense, which are excluded from EBITDA. However, we believe the cash distributions paid to minority partners is a more relevant measure, and have included the effect of these cash distributions in the calculation of Adjusted EBITDA.

•	Equity Investment Adjustments – We exclude the equity in earnings (losses) of unconsolidated investments in partnerships and joint ventures because our percentage in the earnings (losses)

does not reflect the impact of our minority interest position on our performance and these amounts effectively include our pro-rata portion of depreciation, amortization and interest expense, which are excluded from EBITDA. However, we believe that cash distributions we receive are a more relevant measure of the performance of our investment and, therefore, we include the cash distributed to us from these investments in the calculation of Adjusted EBITDA.

In previous periods, we also adjusted EBITDA for non-cash items such as stock compensation expense and fair market value adjustments to hedge instruments and foreign currency adjustments. Due to recent guidance provided by the SEC, we have modified our calculation to exclude these adjustments and, accordingly, have adjusted our prior period presentations to conform to the new presentation.

Limitations on the Use of Non-GAAP Financial Measures

FFO per diluted unit, as presented, may not be comparable to measures calculated by other companies who do not use the NAREIT definition. Although FFO per diluted share is a useful measure when comparing our results to REITs, it may not be helpful to investors when comparing us to non-REITs. EBITDA and Adjusted EBITDA, as presented, may not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating performance measure prescribed by GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures), interest expense (for EBITDA and Adjusted EBITDA purposes only) and other items have been and will be incurred and are not reflected in the EBITDA, Adjusted EBITDA and FFO per diluted unit presentations. Additionally, FFO per diluted unit, EBITDA and Adjusted EBITDA should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions.In addition, FFO per diluted unit does not measure, and, should not be used as a measure of amounts that accrue directly to unitholders’ benefit. However, our consolidated statement of operations and cash flows include disclosure of our interest expense, capital expenditures and other items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures.

The following tables provide a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA and reconciliation of net income (loss) available to common unitholders to Funds from Operations per Diluted Unit (in millions, except per unit amounts):

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA

	Quarter ended		Year-to-date
	June 20,	June 14,	June 20,	June 14,
	2003	2002	2003	2002
Net income (loss)	$(16)	$26	$(54)	$27
Interest expense	115	114	234	226
Depreciation and amortization	86	84	174	168
Income tax expense	6	11	2	15

EBITDA of Host L.P.	191	235	356	436
Gain and losses on dispositions and related debt extinguishments	(1)	(1)	(2)	(15)
Consolidated partnership adjustments:
Minority interest (income) expense	1	4	3	9
Distributions to minority interest partners	(3)	(5)	(4)	(7)
Equity investment adjustments:
Equity in (earnings) losses of affiliates	3	(1)	9	3
Distributions received from equity investments	2	1	3	2

Adjusted EBITDA of Host L.P.	$193	$233	$365	$428

Reconciliation of Net Income (Loss) Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended June 20, 2003			Quarter ended June 14, 2002
	Income (Loss)	Unit	Per Unit Amount	Income (Loss)	Unit	Per Unit Amount
Net income (loss) available to common unitholders	$(25)	292.1	$(.08)	$17	289.9	$.06
Adjustments:
Depreciation and amortization	85	—	.29	83	—	.29
Partnership adjustments	4	—	.01	6	—	.02
Adjustments for dilutive securities:
Assuming distribution of common units for shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.8	(.01)	—	3.3	(.01)
Assuming conversion of Convertible Preferred Securities	—	—	—	8	30.9	(.01)

FFO per diluted unit (a)	$64	294.9	$.21	$114	324.1	$.35

	Year-to-date June 20, 2003			Year-to-date June 14, 2002
	Income (Loss)	Unit	Per Unit Amount	Income (Loss)	Unit	Per Unit Amount
Net income (loss) available to common unitholders	$(72)	292.0	$(.24)	$9	286.6	$.03
Adjustments:
Gain from discontinued operations	—	—	—	(13)	—	(.04)
Depreciation and amortization	171	—	.58	166	—	.58
Partnership adjustments	11	—	.04	12	—	.04
Adjustments for dilutive securities:
Assuming distribution of common units for shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.7	(.01)	—	3.2	(.01)
Assuming conversion of Convertible Preferred Securities	—	—	—	15	30.9	(.01)

FFO per diluted unit (a)	$110	294.7	$.37	$189	320.7	$.59

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include units distributed to Host Marriott for Host Marriott common shares granted under comprehensive stock plans, those preferred OP Units held by minority partners, other minority interests that have the option to convert their limited partnership interest to common OP Units and the convertible debt obligation of Host Marriott Corporation. No effect is shown for securities if they are anti-dilutive.

The deficiency of earnings to fixed charges and preferred unit distributions was $52.8 million year-to-date 2003 and our ratio of earnings to fixed charges was 1.1 to 1.0 year-to-date 2002. In accordance with SEC regulations, the ratio is calculated as the sum of pre-tax income from continuing operations before adjustments for minority interest and income (loss) from equity investments plus amortization of capitalized interest, distributions from equity investments and fixed charges less capitalized interest and distributions on preferred units divided by fixed charges which is the sum of interest expensed and capitalized, distributions on convertible debt obligation of Host Marriott Corporation and preferred units and the estimate of interest within rental expense.

New Accounting Pronouncements

The Financial Accounting Standards Board recently issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into ormodified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We have no financial instruments that are affected by this statement.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

During June 2003, in connection with the consolidation of the partnership owning the JW Marriott in Washington, DC, we assumed $95 million of mortgage debt that matures in December 2003. In March 2003, we repurchased $8 million of 9.25% senior notes due in 2007 at par. On January 30, 2003, we prepaid $17 million of 8.03% mortgage debt related to two of our Ritz-Carlton properties. As a result of the $7 million prepayment on the Canadian mortgage debt, a portion of the foreign currency hedge on the debt became ineffective. Accordingly, a portion of the change in the fair market value of the forward contracts is recorded in net income (loss). There have been no other changes to, nor have we purchased or sold any other derivative instruments or debt, other than regular principal amortization on our debt, that would affect our exchange rate sensitivity and interest rate sensitivity described in our annual report on Form 10-K in “Item 7a. Quantitative and Qualitative Disclosures about Market Risk.”

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to its consolidated subsidiaries.

As of June 20, 2003, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II. OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

On June 19, 2003, Host Marriott issued 33,182 shares of 10% Class D Cumulative Redeemable Preferred Stock for a purchase price of $829,550 in cash to Fernwood Holdings LLC, an indirectly wholly owned taxable subsidiary of Host LP. We, in turn, issued equivalent securities, Class D Cumulative Redeemable Preferred OP Units to Host Marriott. The holder of the Class D preferred stock is entitled to receive cumulative cash dividends at a rate of 10% per annum of the $25.00 per share liquidation preference and these dividends are payable quarterly in arrears. Host Marriott has the option to redeem the Class D preferred stock at any time after July 1, 2004 for $25.00 per share, plus accrued and unpaid dividends to the date of redemption. The Class D preferred OP Units are on parity with our Class A, Class B and Class C preferred OP Units.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K.

•	On May 19, 2003, we filed a current report on Form 8-K to file exhibits that describe our most recent amendment to our credit facility.

(c)	Exhibits

Exhibit No.	Description
10.41	Separation Agreement and Release dated as of May 30, 2003.

10.42	Host Marriott Severance Plan for members of senior management adopted as of March 6, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST MARRIOTT, L.P.
August 4, 2003

	By:	/s/ HOST MARRIOTT CORPORATION
Host Marriott Corporation Its General Partner

/s/ LARRY K. HARVEY
Larry K. Harvey Senior Vice President and Corporate Controller