Form 10-K
period 2003-12-31
HOST MARRIOTT L P
filed 2004-03-04
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003	Commission File No. 0-25087

HOST MARRIOTT, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2095412
(State of Incorporation)	(I.R.S. Employer Identification Number)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Units of limited partnership interest (347,407,942 units outstanding as of February 15, 2004)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Documents Incorporated by Reference

Portions of Host Marriott Corporation’s proxy statement for its annual meeting of stockholders to be held in 2004 are incorporated by reference into Part III of this Form 10-K. Host Marriott Corporation expects to file its proxy statement by April 14, 2004.

Items 1 & 2 Business and Properties

Host Marriott, L.P. is a Delaware limited partnership operating through an umbrella partnership structure with Host Marriott Corporation as the sole general partner. Together, with Host Marriott, we operate as a self-managed and self-administered real estate investment trust, or REIT. In addition to being the sole general partner, Host Marriott holds 93% of our partnership interests. In this report we use the terms “operating partnership” or “Host LP” to refer to Host Marriott, L.P. and its consolidated subsidiaries and “Host Marriott” or “Host REIT” to refer to Host Marriott Corporation, a Maryland Corporation. The terms “we” or “our” refer to Host Marriott and Host LP together, unless the context indicates otherwise.

As of February 15, 2004, our lodging portfolio consisted of 113 upper-upscale and luxury full-service hotels containing approximately 57,000 rooms. Our portfolio is geographically diverse with hotels in most of the major metropolitan areas in 28 states, Washington, D.C., Toronto and Calgary, Canada and Mexico City, Mexico. Our locations include central business districts of major cities, near airports and resort/convention locations.

The address of our principal executive office is 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland, 20817. Our phone number is 240-744-1000. We do not maintain an internet website, however, our filings with the Securities and Exchange Commission and other information can be found on the Host Marriott website address which is www.hostmarriott.com.

We make available free of charge, on or through Host Marriott’s Internet website, as soon as reasonably practicable after they are electronically filed or furnished to the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

The Lodging Industry

The lodging industry in the United States consists of both private and public entities which operate in an extremely diversified market under a variety of brand names. Competition in the industry is based primarily on the level of service, quality of accommodations, location and room rates. In order to cater to a wide variety of tastes and needs, the lodging industry is broadly divided into six groups: luxury, upper-upscale, upscale, midscale (with and without food and beverage service) and economy. Most of our hotels operate in urban markets either as luxury properties under such brand names as Ritz-Carlton and Four Seasons or as upper-upscale properties under such brand names as Marriott, Hyatt, Westin and Hilton.

Supply and demand growth in the lodging industry and the markets in which we operate may be influenced by a number of factors, including growth of the economy, interest rates, unique local considerations and the relatively long lead time required to develop urban and resort/convention, upper-upscale and luxury hotels. Properties in the upper-upscale segment of the lodging industry benefited from a favorable imbalance between supply and demand during the early 1990’s, driven in part by low construction levels and high gross domestic product, or GDP growth. From 1998 through 2000, supply moderately outpaced demand, which caused slight declines in occupancy rates; however, the impact of the occupancy decline was more than offset by increases in the average daily rate during that period. In 2001, the weakening economy was significantly affected by the September 11 terrorist attacks leading to a significant decline in demand. Over the past two years demand growth has been slowed primarily due to the threat of additional terrorist acts, the war in Iraq and, in 2002, continued weakness in the economy. We expect the rate of supply growth, which has declined significantly since 2000, to continue to be relatively low for at least the next two years due to the limited availability of development financing for new construction. We believe that demand growth will begin to accelerate during the first half of 2004, as the economy continues to strengthen and business travel increases.

Business Strategy

Our primary business objective is to provide superior total returns to our shareholders through a combination of appreciation in net asset value per unit, growth in earnings and distributions. In order to achieve this objective we seek to:

•	maximize the value of our existing portfolio through aggressive asset management which includes working with the managers of our hotels to continue to minimize operating costs and increase revenues and by completing selective capital improvements designed to increase profitability;

•	acquire upper-upscale and luxury hotels, including hotels operated by leading management companies;

•	maintain a capital structure and liquidity profile that has an appropriate balance of debt and equity and provides flexibility given the inherent volatility in the lodging industry, and improving, over the next lodging cycle, our EBITDA-to-interest coverage ratio to greater than 3.0x,; and

•	opportunistically dispose of non-core assets, such as older assets with significant capital needs, assets that are at a competitive risk given potential new supply or assets in slower-growth markets.

We believe we are well-qualified to pursue our business strategies. Our management team has extensive experience in acquiring and financing lodging properties. We believe that management’s industry knowledge, relationships and access to market information provide a competitive advantage with respect to identifying, evaluating, financing, acquiring and opportunistically disposing of lodging properties and that this competitive advantage carries over to the work we do to improve and maintain the quality of our assets. These efforts include maximizing the value of our existing portfolio by overseeing our managers in their efforts to reduce operating costs and to increase revenues at our hotels, monitoring property and brand performance, pursuing expansion and repositioning opportunities, overseeing capital expenditure budgets and forecasts, assessing return on capital expenditure opportunities and analyzing competitive supply conditions in each of our markets.

Our acquisition strategy focuses on hotels operating as upper-upscale and luxury hotels. We continue to believe there will be opportunities to acquire these hotels at attractive multiples of cash flow and at discounts to replacement cost. Our acquisition strategy continues to focus on:

•	properties with unique locations in markets with high barriers to entry for prospective competitors, including hotels located in urban and resort/convention locations;

•	properties operated under premium brand names, such as Marriott, Ritz-Carlton, Four Seasons, Hilton, Hyatt and Westin;

•	larger hotels that are consistent with our portfolio objectives and may require significant investment, which narrows the competition for these acquisitions;

•	underperforming hotels whose operations can be enhanced by conversion to high quality brands and/or by upgrading or adding to the existing facilities; and

•	acquisitions through various structures, including transactions involving portfolios, single assets and through joint ventures.

From 1999 through mid-2003, our acquisitions were limited by the lack of suitable targets that complement our portfolio, inadequate returns and capital limitations due to weak investment markets. Consequently, our activity has been primarily focused on acquiring the interests of limited or joint venture partners, consolidating our ownership of assets already included in our portfolio, and as described in “Operating Structure,” purchasing the lessee interests, which were created as part of Host Marriott’s conversion to a REIT. We believe that as a result of the capital markets strengthening in 2003, suitable single asset and portfolio acquisition opportunities have become available; however, the number of competitive bidders for such opportunities has also correspondingly increased. We are interested in exploring acquisitions that can be accomplished, at least in part, through the issuance of operating partnership units of Host LP, particularly where such an acquisition would result in an overall improvement in our credit profile.

We have not acquired hotels outside of the United States in recent years due to the difficulty in identifying opportunities that meet our return criteria. However, we intend to continue to evaluate acquisition opportunities in international locations, and will pursue these only when we believe they will offer satisfactory returns after adjustments for currency and country-related risks.

Operating Structure

Our operating structure is as follows:

Host REIT manages all aspects of our business through its Board of Directors and our executive officers who are also officers of Host REIT. This includes decisions with respect to sale and purchase of hotels, the investment in these hotels and the financing of our assets.

As part of Host REIT’s conversion to a REIT, Host REIT reorganized its business and contributed its hotels and certain other assets so that they were owned by us and our subsidiaries. As a result of this reorganization, Host REIT became our sole general partner. For each share of Host REIT common stock, we have issued one unit of operating partnership interest, or OP Unit, to Host REIT. When distinguishing between ourselves and

Host REIT, the primary difference is the approximately 7% of the partnership interests of Host LP not held by Host REIT as of February 15, 2004.

All of our assets are owned by us or through our subsidiaries, all of which are general or limited partnerships or limited liability companies. The OP units owned by holders other than Host Marriott are redeemable at the option of the holders, generally beginning one year after the date of issuance of the holder’s OP units. Upon redemption of an OP unit, a holder may receive cash from us in an amount equal to the market value of one share of Host Marriott’s common stock. Host Marriott has the right, however, to acquire any OP unit offered for redemption directly from the holder in exchange for one share of Host Marriott common stock, instead of a cash redemption by us.

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host REIT can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our properties to one of our subsidiaries designated as a taxable REIT subsidiary for Federal income tax purposes or to third party lessees. The lessees enter into agreements with third party hotel operators to manage the operations of the hotels. Other assets that produce non-qualifying income may also be held in taxable REIT subsidiaries. Unlike other subsidiaries of a REIT, taxable income of a taxable REIT subsidiary is subject to Federal and state income taxes.

Lodging Properties Portfolio

Overview.    Our lodging portfolio consisted primarily of 113 upper-upscale and luxury hotels containing approximately 57,000 rooms as of February 15, 2004. It is geographically diverse, with hotels in most of the major metropolitan areas in 28 states, Washington, D.C., Toronto and Calgary, Canada and Mexico City, Mexico. Our locations include central business districts of major cities, near airports and resort/convention locations where further large-scale development opportunities are limited. These hotels, because of their locations, typically benefit from significant barriers to entry by competitors. Historically, our properties in urban and resort/convention locations have had higher RevPAR (as defined herein) results than similar properties in suburban locations. Our hotels have an average of approximately 504 rooms per hotel. Fifteen of our hotels have more than 750 rooms. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers. The average age of our properties is 19 years, although many of the properties have had substantial renovations or major additions.

The following chart details our portfolio by brand as of February 15, 2004:

Brand	Number of Hotels	Rooms
Marriott	89	46,793
Ritz-Carlton	10	3,831
Hyatt	6	3,521
Swissôtel	2	1,127
Four Seasons	2	608
Westin	1	365
Hilton	1	223
Other brands	2	463

	113	56,931

Our properties are operated under premium brand names such as Marriott, Ritz-Carlton, Hyatt and others, which we believe have consistently outperformed other brands in the industry. Consistent with our strategy of engaging the leading hotel management companies to operate our properties, we converted our 498-room Swissôtel Boston to the Boston Hyatt Regency on June 26, 2003 and we converted our 365-room Atlanta

Swissôtel to the Westin Buckhead on January 7, 2004. We believe that the broader brand name recognition and resources of Hyatt and Starwood will help improve operations and drive increased profitability in the long term at these hotels.

To maintain the overall quality of our lodging properties we assess annually the need for refurbishments, replacements and capital improvements. Typically, room refurbishments occur at intervals of approximately seven years, based on an annual review of the condition of each property. However, the timing of refurbishments may vary based on the type of property and equipment being replaced and are generally divided into the following types: soft goods, hard goods and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates to maintain brand quality standards. Hard goods include furniture such as dressers, desks, couches, restaurant chairs and tables and are generally not replaced as frequently. Infrastructure includes the physical plant of the hotel, including such items as the roof, elevators, façade, fire systems, etc., which are regularly maintained and then replaced at the end of their useful lives. The management agreements for the majority of our properties require us to escrow 5% of hotel sales for refurbishments, and on average, we spend approximately $180 million to $220 million on replacements and refurbishments of soft and hard goods. In addition to amounts escrowed under the management agreement, we will fund infrastructure improvements and, on average, spend approximately $20 million to $30 million annually. In addition to capital spending for replacement and refurbishment of the properties, we fund projects where we believe our return on investment will exceed our targeted corporate return on capital. For example, in 2001, we completed a $25 million, 50,000 square foot spa facility for The Ritz-Carlton, Naples. All capital expenditure decisions, however, are based on the economic environment and our cash requirements, and as a result, we will occasionally spend less than these amounts. For example, in 2002 and 2003, we reduced our capital expenditures based on our assessment of the operating environment and to preserve capital. During this period, our capital expenditures were focused on property maintenance and improvements designed to maintain appropriate levels of quality. As a result of the commitment we have historically made to maintaining our assets, we believe that the reductions in capital expenditures during the last two years have not adversely affected the long-term value of our portfolio. As the industry recovers, we plan to return to our strategy of pursuing capital expenditure projects designed to enhance the value of our hotels.

Development Projects.    During 2003, we began construction on a project to expand the Memphis Marriott by 200 rooms and to connect the property to the adjacent convention center. We expect to spend approximately $15 million on the expansion which will be completed in 2004. In January 2002, we opened The Ritz-Carlton, Naples Golf Resort, which is located approximately three miles from our Ritz-Carlton, Naples beachfront hotel. The Golf Resort had a development cost of approximately $75 million and includes 15,000 square feet of meeting space, four food and beverage outlets and full access to the Tiburon Golf Club, a 36-hole Greg Norman designed golf complex bordering the hotel. We own a 49% limited partner interest in the partnership that owns Tiburon Golf Club, and invested $3 million in 2002 to complete the 36-hole golf club.

Foreign Operations.    We currently own four Canadian properties and one Mexican property containing a total of 1,952 rooms. During each of 2003, 2002 and 2001, approximately 3%, or $120 million, of our revenues were attributed to foreign operations, while the remaining 97% were attributed to our domestic properties.

Competition.    The lodging industry is highly competitive, and over the past decade there has been a proliferation of the number of brands in the lodging industry. Competition is often specific to individual markets and is based on a number of factors, including location, brand, price, guest amenities and service, as well as property condition. Our competition includes hotels operated under brands in the upper-upscale and luxury full-service segments, as well as hotels operated under upscale or other lower tier brands in many locations. Many management contracts do not have restrictions on the ability of management companies to convert, franchise or develop other hotel properties in our markets. As a result, our hotels in a given market often compete with hotels which our managers may own, invest in, manage or franchise.

We believe that our properties enjoy competitive advantages associated with their operations under the Marriott, Ritz-Carlton, Four Seasons, Hyatt, Westin and Hilton hotel brand systems. The national marketing programs and reservation systems of these brands, combined with the strong management systems and expertise they provide, should enable our properties to perform favorably in terms of both occupancy and room rates. Each of our managers maintains national reservation systems. Host Marriott’s website permits users to connect to the reservation systems for each of these brands to reserve rooms at our hotels. In addition, repeat guest business is enhanced by guest rewards programs offered by most of these brands.

Seasonality.    Our hotel sales have traditionally experienced moderate seasonality, which varies based on the individual hotel property and the region. Additionally, hotel revenues in the fourth quarter reflect sixteen or seventeen weeks of results compared to twelve weeks for each of the first three quarters of the fiscal year. Hotel sales by quarter for the years 2001 through 2003 for our lodging properties are as follows:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001	23%	26%	23%	28%
2002	22	26	23	29
2003	23	25	23	29

Average	23%	26%	23%	28%

Hotel Properties.    The following table sets forth the location and number of rooms of our 113 full-service hotels as of February 15, 2004. Each hotel is operated as a Marriott brand hotel unless otherwise indicated by its name.

Location	Rooms
Arizona
Mountain Shadows Resort	337
Scottsdale Suites	251
The Ritz-Carlton, Phoenix	281
California
Coronado Island Resort(1)	300
Costa Mesa Suites	253
Desert Springs Resort and Spa	884
Fullerton(1)	224
Hyatt Regency, Burlingame	793
Manhattan Beach(1)	385
Marina Beach(1)	370
Newport Beach	586
Newport Beach Suites	254
Sacramento Host Airport	89
San Diego Hotel and Marina(1)(2)	1,358
San Diego Mission Valley(2)	350
San Francisco Airport	685
San Francisco Fisherman’s Wharf	285
San Francisco Moscone Center(1)	1,498
San Ramon(1)	368
Santa Clara(1)	755
The Ritz-Carlton, Marina del Rey(1)	304
The Ritz-Carlton, San Francisco	336
Torrance	487
Colorado
Denver Southeast(1)	590
Denver Tech Center	628
Denver West(1)	305
Connecticut
Hartford/Farmington	381
Hartford/Rocky Hill(1)	251
Florida
Fort Lauderdale Marina	579
Harbor Beach Resort(1)(2)	637
Miami Airport(1)	772
Miami Biscayne Bay(1)	601
Orlando World Center Resort	2,000
Singer Island Hilton	223
Tampa Airport(1)	296
Tampa Waterside	717
Tampa Westshore(1)	310
The Ritz-Carlton, Amelia Island	449
The Ritz-Carlton, Naples	463
The Ritz-Carlton, Naples Golf Resort	295
Georgia
Atlanta Marquis	1,675
Atlanta Midtown Suites(1)	254
Atlanta Norcross	222
Atlanta Perimeter(1)	400
Four Seasons, Atlanta	244
Grand Hyatt, Atlanta	438
JW Marriott Hotel at Lenox(1)	371
Westin Buckhead	365
The Ritz-Carlton, Atlanta	444
The Ritz-Carlton, Buckhead	553

Location	Rooms
Hawaii
Hyatt Regency, Maui	806
Illinois
Chicago/Deerfield Suites	248
Chicago/Downers Grove Suites	254
Chicago/Downtown Courtyard	337
Chicago O’Hare	681
Chicago O’Hare Suites(1)	256
Swissôtel, Chicago	632
Indiana
South Bend(1)	298
Louisiana
New Orleans	1,290
Maryland
Bethesda(1)	407
Gaithersburg/Washingtonian Center	284
Massachusetts
Boston/Newton	430
Boston Copley Place	1,139
Hyatt Regency, Boston	498
Hyatt Regency, Cambridge	469
Michigan
The Ritz-Carlton, Dearborn	308
Detroit Livonia	224
Minnesota
Minneapolis City Center	583
Minneapolis Southwest(2)	321
Missouri
Kansas City Airport(1)	382
New Hampshire
Nashua	245
New Jersey
Hanover	353
Newark Airport(1)	591
Park Ridge(1)	289
New Mexico
Albuquerque(1)	411
New York
Albany(2)	359
New York Financial Center	504
New York Marquis(1)	1,944
Swissôtel, The Drake	495
North Carolina
Charlotte Executive Park	297
Greensboro/Highpoint(1)	299
Raleigh Crabtree Valley	375
Research Triangle Park	225
Ohio
Dayton	399
Oregon
Portland	503
Pennsylvania
Four Seasons, Philadelphia	364
Philadelphia Convention Center (2)	1,408
Philadelphia Airport(1)	419

Location	Rooms
Tennessee
Memphis	393
Texas
Dallas/Fort Worth Airport	491
Dallas Quorum(1)	548
Houston Airport(1)	565
Houston Medical Center(1)	386
JW Marriott Houston	514
San Antonio Rivercenter(1)	1,001
San Antonio Riverwalk(1)	512
Utah
Salt Lake City(1)	510
Virginia
Dulles Airport(1)	368
Fairview Park	395
Hyatt Regency, Reston	517
Key Bridge(1)	583
Pentagon City Residence Inn	299

Location	Rooms
Virginia (continued)
The Ritz-Carlton, Tysons Corner(1)	398
Washington Dulles Suites	253
Westfields	336
Washington
Seattle SeaTac Airport	459
Washington, D.C.
JW Marriott, Washington, D.C.	772
Washington Metro Center	456
Canada
Calgary	384
Toronto Airport(2)	424
Toronto Eaton Center(1)	459
Toronto Delta Meadowvale	374
Mexico
JW Marriott, Mexico City(2)	311

Total	56,931

(1)	The land on which this hotel is built is leased under one or more long-term lease agreements.
(2)	This property is not wholly owned by us.

Other Real Estate Investments

In addition to our 113 full-service hotels, we maintain investments, which are not consolidated in our financial statements, in a joint venture and partnerships that in the aggregate own two full-service hotels, 120 limited-service hotels, the Tiburon Golf Club, and other investments. Typically, we manage these investments and conduct business through a combination of general and limited partnership and limited liability company interests. As of December 31, 2003, the combined balance sheets of these investments included approximately $1.2 billion in assets and $0.9 billion in debt, principally first mortgages on hotel properties, senior notes secured by the ownership interests in the partnership and mezzanine debt. All of the debt of these entities is non-recourse to us and our subsidiaries.

We also have a leasehold interest in 53 Courtyard by Marriott properties and 18 Residence Inns, which, in a series of related transactions, were sold to Hospitality Properties Trust and leased back prior to 1997. As part of our conversion to a REIT, these properties were subleased to Barceló Crestline Corporation, formerly Crestline Capital Corporation (“Crestline”). The initial term of these leases expire between 2010 and 2012 and are renewable at our option.

For a more detailed discussion of our other real estate investments, including a summary of the outstanding debt balances of our affiliates, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Investments in Affiliates” and Notes 3 and 8 to the Consolidated Financial Statements—“Investments in Affiliates” and “Leases.”

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

Material Agreements

Substantially all of our hotels are managed and operated by third parties pursuant to management agreements with our lessee subsidiaries. The initial term of our management agreements is generally 15 to 20 years with one or more renewal terms. Our management agreements with our operators typically include the terms described below.

•	General. Under each management agreement, the manager provides comprehensive management services to the applicable lessee.

•	Operational services. The managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing of the hotels. The manager receives compensation in the form of a base management fee, typically 3% and calculated as a percentage of gross revenues, and an incentive management fee, typically calculated as a percentage (10% to 50%) of operating profit, up to certain limits (typically 20% of cumulative operating profit), after the owner has received a priority return on its investment in the hotel.

•	Executive supervision and management services. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections, provide other administrative and accounting support services to the hotel, such as planning and policy services, financial planning, divisional financial services, risk management services, product planning and development, employee staffing and training, corporate executive management, legislative and governmental representation and certain in-house legal services, and protect trademarks, trade-names and service marks.

•	Chain services. The management agreements require the manager to furnish chain services that are generally furnished on a centralized basis. Such services include: (1) the development and operation of certain computer systems and reservation services, (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation of regional personnel and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group basis rather than at an individual hotel. Costs and expenses incurred in providing these services are generally allocated among all hotels managed by the manager or its affiliates.

•	Working capital and fixed asset supplies. Our management agreements typically require us to maintain working capital for each hotel and to fund the cost of certain fixed asset supplies (for example, linen, china, glassware, silver and uniforms). We are also responsible for providing funds to meet the cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels.

•

Furniture, Fixtures and Equipment replacements.    Under the agreements, we are required to provide to the manager all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). The management agreements generally provide that, on an annual basis, the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the funds that are necessary, which is subject to our review or approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage (typically 5%) of the gross revenues of the hotel is deposited by the manager in an escrow account. However, for 78 of our hotels, we have entered into an agreement with Marriott International to allow us to fund such expenditures directly as incurred from one account which we control, subject to maintaining a minimum balance of the greater of $29 million, or 30% of total annual specified contributions, rather than escrowing funds at accounts at each hotel.

•	Building alterations, improvements and renewals. The management agreements require the manager to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of each hotel which we are required to review and approve based on their recommendations and our judgment. In addition to the foregoing, the management agreements generally provide that the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition consistent with the manager’s brand standards, over which we also have approval authority.

•	Sale of the hotel. Most of the management agreements limit our ability to sell, lease or otherwise transfer the hotels by requiring that the transferee assume the related management agreements and meet specified other conditions, including the condition that the transferee not be a competitor of the manager.

•	Service marks. During the term of the management agreements, the service mark, symbols and logos used by the manager may be used in the operation of the hotel. Any right to use the service marks, logo and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the management agreement with respect to such hotel.

•	Termination fee. While most of our management agreements are not terminable prior to their full term in connection with casualties, condemnations or the sale of hotels, we have negotiated rights to terminate management agreements in connection with the sale of Marriott-branded hotels within certain limitations, including a pool of 46 hotels, 75% of which (as measured by EBITDA) may be sold free and clear of their existing management agreements over a ten year period without the payment of a termination fee.

•	Performance Termination. Many of the management agreements provide for termination rights in the case of a manager’s failure to meet certain financial performance criteria. Similarly, certain of the management agreements condition the manager’s right to extend the term upon satisfaction of certain financial performance criteria.

Employees

On February 15, 2004, we had 182 employees, including approximately 27 employees at the Sacramento Airport Host hotel. Fourteen of our employees at the Sacramento Airport Host hotel are covered by a collective bargaining agreement that is subject to review and renewal on a regular basis. Employees at our other hotels are employed by our management companies.

Certain of our third-party managed hotels also are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. We believe that we and our managers generally have good relations with labor unions at our hotels. We and our managers have not experienced any material business interruptions as a result of labor disputes.

Certain Policies

The following is a discussion of our policies with respect to investments, financing, lending and certain other activities. Our policies with respect to these activities are determined by Host Marriott’s Board of Directors and may be amended or revised from time to time at their discretion.

Investment Policies

Investments in Real Estate or Interests in Real Estate.    Our investment objectives are to:

•	achieve long-term sustainable growth in Funds From Operations per diluted unit and cash flow;

•	maximize the value of our existing portfolio through an aggressive asset management program which includes focusing on selectively improving and expanding our hotels and, when appropriate, pursuing alternate real estate uses;

•	acquire additional existing and newly developed upscale and luxury full-service hotels in targeted markets (primarily focusing on downtown hotels in core business districts in major metropolitan markets and resort/convention locations);

•	complete our current development and expansion program, and selectively develop and construct upper-upscale and luxury full-service hotels; and

•	recycle capital through opportunistic asset sales and selective dispositions of non-core assets.

We also may participate with other entities in property ownership through joint ventures, partnerships or other types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring investments. Any such financing or indebtedness will have priority over our equity interest in such property.

Investments in Real Estate Mortgages.    While we will emphasize equity real estate investments, we may, at our discretion, invest in mortgages and other similar interests. We do not intend to invest to a significant extent in mortgages or deeds of trust, but may acquire mortgages as a strategy for acquiring ownership of a property or the economic equivalent thereof, subject to the investment restrictions applicable to REITs. In addition, we may invest in mortgage-related securities and/or may seek to issue securities representing interests in such mortgage-related securities as a method of raising additional funds.

Securities of, or Interests in, Persons Primarily Engaged in Real Estate Activities and Other Issuers. Subject to the percentage ownership limitations and gross income and asset tests necessary for Host Marriott to qualify as a REIT, we also may invest in securities of other entities engaged in real estate activities or invest in securities of other issuers, including for the purpose of exercising control over such entities. We may acquire all or substantially all of the securities or assets of other REITs or similar entities where such investments would be consistent with our investment policies. No such investments will be made, however, unless the Board of Directors determines that the proposed investment would not cause either Host Marriott or us to be an “investment company” within the meaning of the Investment Company Act of 1940, as amended.

Financing Policies

Neither our nor Host Marriott’s organizational documents contain restrictions on incurring debt. The indenture for our senior notes and our existing credit facility impose limitations on the incurrence of indebtedness. We may, from time to time, reduce our outstanding indebtedness by repurchasing a portion of such outstanding indebtedness, subject to certain restrictions contained in our partnership agreement and the terms of our outstanding indebtedness. We will, from time to time, re-evaluate our borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market conditions, market values of properties, growth and acquisition opportunities, our goal of obtaining an EBITDA-to-interest coverage ratio of 3.0x or greater and other factors. Consequently, our financing policy is subject to modification and change. We may waive or modify our borrowing policy without notice to, or vote of, the holders of any of our securities or any securities of Host Marriott.

To the extent that Host Marriott’s Board of Directors determines to seek additional capital, we may raise such capital through the contribution of the proceeds from a Host Marriott equity offering to us, OP unit offerings, debt financing or retention of cash flow or a combination of these methods. The net proceeds of all equity capital raised by Host Marriott will be contributed to us in exchange for OP Units, which will dilute the percentage ownership interest of our limited outside (or third party) partners.

In the future, we may seek to extend, expand, reduce or renew our existing credit facility, or obtain new credit facilities or lines of credit for the purpose of making acquisitions or capital improvements or providing working capital or so that Host Marriott can meet the taxable income distribution requirements for REITs under the Internal Revenue Code. We have issued in the past, and may in the future, issue securities senior to our OP units, including preferred shares and debt securities (either of which may be convertible into common shares of Host Marriott or our OP units or may be accompanied by warrants to purchase Host Marriott common shares or our OP units).

We have not established any limit on the number or amount of mortgages that may be placed on any single hotel or on our portfolio as a whole, although one of our current objectives is to reduce our reliance on secured indebtedness.

Lending Policies

We may consider offering purchase money financing in connection with the sale of a hotel where the provision of such financing will increase the value we receive for the property sold.

Policies With Respect to Other Activities

We may, but do not presently intend to, make investments other than as previously described. We and Host Marriott have authority to offer our securities, subject to Board of Director approval, and to repurchase or otherwise reacquire certain securities in the open market or otherwise and may engage in such activities in the future. We and Host Marriott also may make loans to joint ventures in which we may participate in the future to meet working capital needs. We do not, and Host Marriott does not, intend to engage in trading, underwriting, agency distribution or sale of securities of other issuers. Our policies with respect to such activities may be reviewed and modified from time to time by Host Marriott’s Board of Directors without notice to, or the vote of, the holders of any securities of ours or Host Marriott.

Item 3.    Legal Proceedings

Legal Proceedings

We believe all of the lawsuits in which we are a defendant, including the following lawsuits, are without merit and we intend to defend vigorously against such claims; however, no assurance can be given as to the outcome of any of the lawsuits. Management believes that the final resolution of these lawsuits will not have a material adverse effect on our financial condition.

Accelerated High Yield Growth Fund, Ltd., et al. v. HMC Hotel Properties II Limited Partnership et al., C.A. No. 18254NC.    This litigation represents the last in a series of cases that began in 1996 in response to a tender offer by our predecessor for interests in the Marriott Hotel Properties II Limited Partnership, or MHP II, and expanded to cover the 1998 roll-up of MHP II into Host LP.

In late 2001, we reached an agreement to settle two MHP II-related class actions—one in Florida state court, the other in Delaware state court—in which we agreed to pay $12,000 per limited partnership unit of MHP II. The settlement included all claims arising out of both the 1996 tender offer and the REIT conversion. MacKenzie Patterson Special Fund 2, L.P., or MacKenzie Patterson, elected to opt out of this settlement with respect to its 28 limited partnership units.

On August 23, 2000, MacKenzie Patterson filed this lawsuit in Delaware Chancery Court against us alleging breach of contract, fraud, and conversion in the MHP II roll-up. MacKenzie Patterson alleges that our acquisition of MHP II violated the partnership agreement and that the general partner breached its fiduciary duties by allowing the roll-up to occur. MacKenzie Patterson is seeking unspecified damages. Discovery is underway in the case.

Joseph S. Roth et al. v. MOHS Corporation et al, Case No. 00CH14500 (“O’Hare Suites”).    On October 5, 2000, Joseph S. Roth and Robert M. Niedelman, filed a putative class action lawsuit in the Circuit Court of Cook County, Illinois, Chancery Division, against us, Marriott International, and MOHS Corporation (one of our subsidiaries and a former general partner of O’Hare Suites). On July 2, 2003, the court ruled on plaintiffs’ motion for class certification, certifying a 256-person class on plaintiffs’ contract and breach of fiduciary duty claims, but denying certification on their six tort claims (which included unjust enrichment, fraud, negligence, negligent misrepresentation, and conspiracy to defraud).

The certified class of plaintiffs consists of 256 limited partners who owned units in Mutual Benefit Marriott Chicago Suites Hotel Partners, L.P. as of the date of the roll-up of the partnership into Host LP on December 30, 1998. Plaintiffs allege that we improperly paid incentive management fees to the hotel manager in 1997 and 1998, which resulted in an inadequate appraised value for their limited partner units in connection with the acquisition of O’Hare Suites during Host Marriott’s conversion to a REIT. Plaintiffs are seeking damages of approximately $17 million.

On August 18, 2003, plaintiffs filed: (1) a class certification motion for the tort claims for a subclass of approximately 200 former limited partners residing in Illinois and six other states; and (2) a motion for partial summary judgment on their breach of contract claim. On the latter motion, we are seeking our own summary judgment ruling that the incentive management fee payment was appropriate under a proper reading of the partnership agreement, and in light of MOHS’s obligations under its bank agreement. Judge Nowicki heard both motions on February 26, 2004 and is expected to rule on the motions in several months. A trial date has not yet been set.

Item 4.    Submission of matters to a vote of security holders

None

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as executive officers of us and Host REIT as of February 15, 2004.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Richard E. Marriott Chairman of the Board	65	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

Christopher J. Nassetta President and Chief Executive Officer and Director	41	Christopher J. Nassetta joined our company in October 1995 as Executive Vice President and was elected our Chief Operating Officer in 1997. He became our President and Chief Executive Officer in May 2000. Prior to joining us, Mr. Nassetta served as President of Bailey Realty Corporation from 1991 until 1995, and he had previously served as Chief Development Officer and in various other positions with The Oliver Carr Company.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Elizabeth A. Abdoo Executive Vice President, General Counsel and Corporate Secretary	45	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Corporate Secretary in August 2001. Prior to joining our company, Ms. Abdoo served as Senior Vice President and Assistant General Counsel of Orbital Sciences Corporation from 1996 to 2001.

Minaz Abji Executive Vice President, Asset Management	50	Minaz Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he began working in August 1998. Mr. Abji previously worked for Starwood Hotels and Resorts and Westin (until its acquisition by Starwood) in Canada in various positions from 1975 to 1988, most recently serving as area managing director.

James F. Risoleo Executive Vice President, Acquisitions and Development	48	James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and he became Executive Vice President in 2000. He is responsible for our development, acquisition and disposition activities. Prior to joining us, Mr. Risoleo served as Vice President of Development for Interstate Hotels Corporation, then the nation’s largest independent hotel management company. Before joining Interstate, he was Senior Vice President at Westinghouse Financial Services.

W. Edward Walter Executive Vice President and Chief Financial Officer	48	W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions, and became Treasurer in 1998, Executive Vice President in 2000, Chief Operating Officer in 2001 and Chief Financial Officer in 2003. Prior to joining us, Mr. Walter was a partner with Trammell Crow Residential Company and the President of Bailey Capital Corporation, a real estate firm that focused on tax-exempt real estate investments.

Richard A. Burton Senior Vice President, Taxes and General Tax Counsel	48	Richard A. Burton joined our company in 1996 as Senior Vice President-Taxes and General Tax Counsel. Prior to joining us, Mr. Burton was Senior Tax Counsel at Mobil Oil Corporation, and prior to that was with the law firm of Sutherland, Asbill & Brennan. Mr. Burton also served as Attorney Advisor to the United States Tax Court.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
John A. Carnella Senior Vice President and Treasurer	39	John A. Carnella joined our company in 1997 as Senior Vice President for Acquisitions. In 1998, he moved to our Treasury Department and was elected Treasurer in 2001. Prior to joining us, Mr. Carnella was an investment banker with Lazard Freres & Co. and, most recently, he served as a Senior Vice President with the investment banking division of National Westminster Bank.

Larry K. Harvey Senior Vice President and Corporate Controller	39	Larry K. Harvey rejoined our company in February 2003 as Senior Vice President and Corporate Controller. Prior to joining us, Mr. Harvey served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation and in various other positions with Crestline, from January 1999 to January 2003. From May of 1994 through December of 1998, he served in various accounting positions at Host Marriott and was the Vice President, Corporate Accounting prior to the spin-off of Crestline.

Pamela K. Wagoner Senior Vice President, Human Resources And Leadership Development	40	Pamela K. Wagoner joined our company in October 2001 as Vice President for Human Resources and became Senior Vice President in February 2003. Prior to joining us, Ms. Wagoner served as Vice President of Human Resources at SAVVIS Communications. From 1998 through August 2000, Ms. Wagoner was Director of Human Resources at Lucent Technologies, Inc. and prior to that was Director of Human Resources at Yurie Systems Inc., since 1996, which was acquired by Lucent.

PART II

Item 5.    Market for our common OP Units and related shareholder matters

There is no established public trading market for our OP Units and transfers of OP Units are restricted by the terms of our partnership agreements. We have not declared any distributions on our common OP Units since the third quarter of 2001. We did pay distributions for the three quarters of 2001 on our OP Units totaling $0.78 per unit. Under the terms of our senior notes indenture and the credit facility, our ability to pay distributions and make other payments is dependent on our ability to satisfy certain financial requirements. See “Risk Factors—Host Marriott’s future cash distributions on preferred and common stock may be limited by the terms of our indebtedness and its ability to pay dividends on its common stock may be further limited by the terms of its preferred stock.”

The number of holders of record of our OP Units on February 15, 2004 was 2,493. The number of outstanding OP Units as of February 15, 2004 was 347,407,942, of which 324,303,016 were owned by Host Marriott.

Issuances of Unregistered Securities.

Unless stated otherwise, we acquired interests in partnerships owning hotel properties or repay or redeem debt in connection with each of the following issuances of unregistered securities.

In April 2002, we acquired an interest in the partnership that owns the San Diego Marriott Hotel and Marina through the issuance of 6.9 million OP Units to minority partners in exchange for their partnership interests. The OP Units issued are redeemable for the cash equivalent of a share of Host REIT’s common stock or, at Host REIT’s option, shares of its common stock.

During 2003, in two separate transactions in August and October, Host Marriott issued a total of 51 million shares of its common stock, the proceeds of which were contributed to us in exchange for 51 million OP Units. The proceeds were partially used to fund the acquisition of the Hyatt Regency Maui Resort and Spa.

Item 6.    Selected Financial Data

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2003. The historical information contained in the following table for our 2003, 2002 and 2001 operations primarily represents gross hotel-level revenues and expenses of our properties. During 2000 and 1999, we owned the hotels but leased them to third-party lessees and, accordingly, during these periods our historical revenues primarily represent rental income generated by our leases.

	Fiscal year
	2003	2002	2001	2000	1999
	(in millions)
Income Statement Data:
Revenues	$3,448	$3,516	$3,558	$1,328	$1,228
Income (loss) from continuing operations	(225)	(57)	52	175	251
Income from discontinued operations (1)	239	38	5	32	34
Net income (loss)	14	(19)	57	207	285
Net income (loss) available to common unitholders	(21)	(54)	25	187	279
Basic earnings (loss) per common unit:
Income (loss) from continuing operations	(.85)	(.32)	.07	.55	.84
Income from discontinued operations	.78	.13	.02	.11	.12
Net income (loss)	(.07)	(.19)	.09	.66	.96
Diluted earnings (loss) per common unit:
Income (loss) from continuing operations	(.85)	(.32)	.07	.54	.82
Income from discontinued operations	.78	.13	.02	.11	.11
Net income (loss)	(.07)	(.19)	.09	.65	.93
Cash distributions per common unit	—	—	.78	.91	.84
Balance Sheet Data:
Total assets	$8,588	$8,311	$8,334	$8,391	$8,196
Debt	5,978	6,130	6,094	5,814	5,583

(1)	Discontinued operations reflect the disposition of nine properties since January 1, 2002, five properties classified as held for sale in accordance with SFAS 144 and the gain on disposition and business interruption proceeds of the New York Marriott World Trade Center hotel as of December 31, 2003.

Item 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements about our business. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Forward Looking Statements” and “Risk Factors” contained elsewhere in this report.

Overview

Structure and Business.    We are a limited partnership operating through an umbrella partnership structure with Host Marriott as the sole general partner. We own 113 full-service hotel properties as of February 15, 2004, which operate primarily in the luxury and upper-upscale hotel sectors. As of December 31, 2003, Host Marriott was the largest hotel REIT in the National Association of Real Estate Investment Trust’s composite index. Host REIT operates as a self-managed and self-administered REIT with its operations conducted solely through us and our subsidiaries.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry—including Marriott, Ritz-Carlton, Hyatt, Four Seasons, Hilton and Westin. The majority of our properties are located in central business districts of major cities, near airports and in resort/convention locations. The target profile for our portfolio includes luxury and upper-upscale full-service properties in locations where further large scale development is limited, which we believe allows us to maintain room rate and occupancy premiums over our competitors. We seek to maximize the value of our portfolio through aggressive asset management, by directing the managers of our hotels to maximize property operations and by completing strategic capital improvements. The majority of our customers fall into two broad groups: transient and group travelers. Our transient business, which includes the individual corporate and leisure traveler, is generally accommodated at a premium rate when compared to other customer types. Group business includes hotel bookings related to conferences and events. A smaller portion of our customer base results from contracts for a specified number of rooms over a fixed period.

Our hotels are required to be operated by third-party managers. We retain these third party managers under long-term agreements under which they earn base and incentive management fees related to revenues and profitability of each individual hotel. We provide operating funds, or working capital, which the managers use to operate the property including purchasing inventory and paying wages, utilities and property taxes and other expenses. Our results of operations primarily represent hotel-level sales, which are room, food and beverage and other ancillary income such as telephone, parking and other guest services. Operating expenses consist of the costs to provide these services, as well as management fees paid to the operators of our hotels, real and personal property taxes, utilities, ground rent, equipment rent, property insurance, depreciation and other costs. We generally receive a cash distribution, which reflects hotel-level sales less property-level operating expenses (excluding depreciation), from our hotel managers each period.

Key Performance Indicators

We have several key indicators that we use to evaluate the performance of our business. These indicators include room revenue per available room, or RevPAR, and RevPAR penetration index.

RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include revenues from food and beverage or parking, telephone, or other guest services generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels. We also use RevPAR to compare the results of our hotels between periods and to compare results of our comparable hotels. See “Comparable Hotel Operating Statistics” for further discussion.

We assess what causes changes in RevPAR because changes that result from occupancy as compared to those that result from room rate have different implications on overall revenue levels as well as incremental operating profit. For example, increases in occupancy at a hotel would lead to increases in ancillary revenues, such as food and beverage, parking and other hotel amenities, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in these additional room-related costs. For this reason, while operating profit would typically increase when occupancy rises, RevPAR increases due to higher room rates would have a greater impact on our profitability.

A related revenue measure for our hotels is the RevPAR penetration index. The RevPAR penetration index reflects each property’s RevPAR in relation to the RevPAR for that property’s competitive set. We use the measure as an indicator of a property’s market share. For example, a RevPAR penetration index of 100 would indicate that a hotel’s RevPAR is, on average, the same as its competitors. A RevPAR penetration index exceeding 100 would indicate that a hotel maintains a RevPAR premium in relation to its competitive set, while a RevPAR penetration index below 100 would be an indicator that a hotel is underperforming its competitive set. One critical component in this calculation is the determination of a hotel’s competitive set. Factors that we consider include geographic proximity, as well as the level of service provided at the property. For example, a hotel located near a convention center might have a competitive set that includes other hotels located in close proximity to the convention center. In addition, a luxury hotel might include other luxury or upper-upscale hotels in its competitive set but not economy hotels. Our methodology for determining a hotel’s competitive set, however, may differ from those used by other owners and/or managers.

One of our key performance indicators is the profitability of each hotel. Among other things, we use hotel adjusted operating profit, which is a non-GAAP measure, to evaluate this. Hotel adjusted operating profit measures property-level results before funding furniture, fixtures and equipment reserves and debt service and is a supplemental measure of individual property-level profitability. The comparable hotel adjusted operating profit that we discuss is an aggregation of the adjusted operating profit for each of our comparable hotels. See “Non-GAAP Financial Measures—Comparable Hotel Operating Results” for further discussion. We also use, among other things, FFO per diluted share as a supplemental measure of company-wide profitability. See “Non-GAAP Financial Measures—FFO per Diluted Share” for further discussion.

Each of the non-GAAP measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and earnings per share.

2003 and 2004 Lodging Industry Assessment

We believe the lodging industry was negatively affected in 2003 by low levels of business travel resulting from a weak economy (predominantly in the first half of the year), the war in Iraq, continued changes in terrorist threat levels and travel reductions and restrictions related to severe acute respiratory syndrome, or SARS. Strong economic growth in the United States economy in the second half of 2003 helped improve lodging demand, but generally not enough to offset the weak lodging demand in the first half.

Our industry outlook for 2004 is more optimistic. Historically, we have seen that lodging demand in the United States correlates to U.S. Gross Domestic Product (GDP) growth, with typically a one to two quarter lag period especially within the luxury and upper-upscale sectors of the lodging industry. Therefore, given the relatively strong U.S. GDP growth in the second half of 2003 and the forecasts for 2004, we are optimistic about improvement in lodging demand in 2004. In addition, based on these GDP forecasts, as well as the anticipated strengthening of corporate profits and capital investment, we expect an increase in business-related travel and improvement in the pace of group bookings.

In addition to the favorable demand trends forecasted to affect the lodging industry in general, we believe we may be able to capitalize on the low supply growth trends that have existed during the past few years. Supply growth in the lodging industry and the markets in which we operate may be influenced by a number of factors, including growth of the economy, interest rates, local considerations and the relatively long lead time required to build urban and resort/convention hotels. Historically, supply growth has averaged approximately 3% per year. However, since 2000 the growth of new supply for the entire lodging industry has exhibited a declining trend below the historic average (2.6%, 1.9%, 1.6%, and 1.2% in 2000, 2001, 2002 and 2003, respectively) based on data prepared by Smith Travel Research and PricewaterhouseCoopers LLP. The upper-upscale segment experienced stronger supply growth than did the industry as a whole during this period, but also exhibited a declining trend (3.7%, 2.9%, 3.2%, and 1.9% in 2000, 2001, 2002 and 2003, respectively.) We believe that the low construction levels over the past few years, together with low expectations for additional supply growth over the next few years, which is because new full-service hotels typically take several years to build, will lead to an imbalance between supply and growing demand that will allow for improved RevPAR performance at our hotels.

In 2003, our hotel revenues (as presented in our statement of operations) declined 2.3% from 2002 as a result of the factors discussed above. However, because accounting rules require us to reclassify the results of operations of hotels we have sold or designated as held for sale to discontinued operations, the decrease in revenues was actually higher. Hotel sales, including the results of hotels acquired or disposed of during 2003 and 2002 through the date of their respective disposition or acquisition, declined 3.4%, which follows a similar decline of 3.6% in 2002 from 2001. Hotel revenues were also down in the fourth quarter of 2003 as compared to the fourth quarter of 2002, but the decline in revenues was less than the decline in the first three quarters of 2003. In response to the decline in operations of our hotels over the last several years, we have been working with our managers to achieve cost reductions at our properties. We believe these efforts have slowed the decline in the operating margins of our hotels and should create some long-term efficiencies. However, in 2003, our operating margins declined further because significant components of our costs, such as employee wages and benefits, property taxes, insurance and utilities increased at a rate greater than inflation. In addition, other costs, such as property taxes are relatively inflexible and tend to remain somewhat constant regardless of any reduction in hotel property revenues. As a result, a change in our revenues usually results in a greater percentage change in our earnings and cash flows.

During 2003, the average RevPAR penetration index, or market share, for our comparable hotels modestly declined, but it remains at a premium in relation to our competitive set. We believe that this decline in market share occurred because:

•	our hotels generally have a higher percentage of their revenues generated by corporate group and corporate transient customers than their competitors and the corporate group and transient business were among the poorest performing sectors in 2003;

•	the managers of many of our hotels were anticipating an improvement in corporate business in the second half of 2003, leading them to turn down lower-rated business that was ultimately not replaced with the anticipated higher-rated business;

•	our hotels generally have a lower percentage of their revenues generated by leisure travelers than their competitors and the leisure business was among the best performing sectors in 2003; and

•	certain of our managers did not fully access internet distribution channels until early 2004, which generally resulted in fewer internet bookings than our competitors.

As lodging demand continues to grow and, in particular, as corporate group and corporate transient business strengthens, we believe that our hotels will regain the majority of the market share lost in 2003. For 2004, we expect RevPAR to increase 3% to 4% for our comparable hotels. We also expect certain of our costs, such as wages, benefits and insurance, to continue to increase at a rate greater than inflation, which will likely result in flat operating margins for 2004.

While we believe the combination of improved demand trends and low supply growth trends in the lodging industry and our strategic cost reductions create the possibility for improvements in our business in 2004, there can be no assurances that any increases in hotel revenues or earnings at our properties will be achieved. The trends discussed above may not occur for any number of reasons, including slower than anticipated growth in the economy, changes in travel patterns and the continued threat of additional terrorist attacks, all of which may result in lower revenues or higher operating costs and declining operating margins.

Management’s Priorities

Based on our primary business objectives and forecasted operating conditions, our key priorities, or financial strategies, over the next several years include the following:

•	to acquire upper-upscale and luxury hotels in unique locations where further large scale development is limited for prospective competitors, including hotels located in urban and resort/convention locations;

•	to use the proceeds from the sale of non-core hotels that do not fit within our business strategy of owning upper-upscale and luxury properties in urban and resort/convention locations, to acquire properties more closely aligned to our profile or repay debt (including up to $382 million in senior notes as specifically permitted by Host Marriott’s Board of Directors in November 2003);

•	to implement selective capital improvements designed to increase profitability and direct our managers to minimize operating costs and increase revenues;

•	to invest capital in our existing portfolio where the return on investment is favorable. Potential investments at our hotels could include increasing the number of rooms, adding a spa, fitness facility, convention or meeting space or upgrading the infrastructure, such as energy efficient heating and cooling systems; and

•	to reduce our leverage to achieve an interest coverage ratio of 2.0x or greater under our senior notes indenture; thereby lifting the restrictions which generally prohibit us from incurring additional debt or paying dividends above the minimum amount required to maintain Host Marriott’s REIT status.

As we discussed previously, our acquisition efforts to acquire new properties over the past several years have been limited by several factors, including a lack of suitable targets that complement our portfolio and capital limitations due to weak equity markets. Similarly, we have limited our capital expenditures the past two years based on our assessment of the operating environment and to preserve capital. As a result, management has focused its priorities more on recycling capital and improving our overall leverage and financial covenants by selling non-core hotels and using the proceeds to refinance or retire outstanding debt. For further detail on steps we have taken to meet our objectives, see the discussion in “Liquidity and Capital Resources—Debt Repayment and Refinancing” and “Liquidity and Capital Resources—Cash Provided by or Used in Investing Activities.”

Results of Operations

The following table reflects key line items from our audited statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	2003	2002	% Change 2002 to 2003		2001		% Change 2001 to 2002
Revenues
Total hotel sales	$3,336	$3,415	(2.3)%			$3,420	(0.2)%
Operating costs and expenses:
Property-level costs (1)	3,071	3,032	1.3			2,982	1.7
Corporate and other expenses	61	47	29.8			56	(16.1)
Operating Profit	316	437	(27.7)			520	(16.0)
Interest expense	524	496	5.6			488	1.6
Minority interest expense	4	8	(50.0)			16	(50.0)
Income from discontinued operations	239	38	529.0			5	660.0
Net income (loss)	14	(19)	173.7			57	(133.3)
Other Operating Statistics (1)
Comparable hotel RevPAR	$96.85	$101.07	(4.2)%		$	N/A	(5.1)%
Comparable average room rate	$140.86	$143.60	(1.9)%			N/A	(5.9)%
Comparable average occupancy	68.8%	70.4%	(1.6	) pts.		N/A	(0.7	) pts.

(1)	Amount represents operating costs and expenses per our statements of operations less corporate and other expenses.

2003 Compared to 2002

As previously discussed, our hotel sales declined 3.4%, however, due to the reclassification of the results of assets sold or designated as held for sale to discontinued operations, hotel revenues on our statement of operations only declined 2.3% for full year 2003, principally due to the decline in room sales of 2.8%. For 2003, our comparable hotel RevPAR of $96.85 was down 4.2% from 2002, reflecting a decline in average room rate of 1.9% and a decrease in occupancy of 1.6 percentage points, primarily due to reduced transient demand for both business and leisure travel. Beginning in the fourth quarter, demand began to improve relative to the first three quarters of 2003, with less than one-half a percent decrease in room rate and a slight decrease in occupancy over the fourth quarter of 2002. While we have begun to see a general increase in demand, the weakest component of our business continues to be the higher-rated individual transient business traveler which historically has paid the highest average room rates. Our managers have partially offset this decline with additional group and contract business that has resulted in lower average room rates.

While our overall results for 2003 declined, we did experience improvements in comparable hotel RevPAR in four geographic regions for the fourth quarter and two regions for the full year. Comparable hotel RevPAR for our Washington D.C. Metro region increased 4.0% for the fourth quarter and 2.5% for the full year. These increases were driven by strong transient demand particularly at our Northern Virginia properties as occupancy increased 0.9 percentage points for both the fourth quarter and full year for the comparable hotels. Our Florida region also had a slight increase in comparable hotel RevPAR for the year, but a slight decrease for the fourth quarter. The results were primarily driven by our properties in the Ft. Lauderdale and Tampa markets, which benefited from stronger group demand and leisure travel.

The relative improvement of these regions was offset by the overall decline in comparable hotel RevPAR in most of our regions. In particular, our New England and South Central regions had significant declines in comparable hotel RevPAR of 15.1% and 5.8%, respectively, for the year and 14.4% and 5.7%, respectively, for the fourth quarter. The comparable hotel results in the South Central region were primarily affected by our hotels in San Antonio where full year occupancy was down 3.4 percentage points and average room rate declined 3.6%.

The decrease in demand was primarily attributable to a reduction in city-wide convention activity in 2003. The decline in our New England properties was driven by the performance of our three comparable hotels in Boston which had comparable hotel RevPAR declines of 18.8% and 19.7%, respectively, for the fourth quarter and full year. The New England results discussed above do not include the Boston Copley Marriott which is considered a non-comparable hotel, which had an increase in RevPAR for the fourth quarter of 1.6%.

Our rental income represents lease income from our 71 limited-service hotels and three office property leases, as well as lease income from one full-service hotel. Operations at the leased limited-service hotel properties continued to suffer due to increased competition from full-service and limited-service properties and weak economic conditions in their markets, resulting in a very competitive environment and lower room rates. We expect that there will be slower improvement in these properties in 2004 than in our full-service properties, in part, because a significant portion of these limited-service properties will be undergoing renovation in 2004 to enable them to compete with the newer supply in the future, which will result in a decrease in the number of available rooms in 2004 while these renovations are underway.

In 2003, we also recognized $9.6 million of other income from the settlement of a claim that we brought against our directors and officers insurance carriers for reimbursement of defense costs and settlement payments incurred in resolving a series of related actions brought against us and Marriott International which arose from the sale of certain limited partnerships units to investors prior to 1993.

Operating Costs and Expenses.    The increase in operating costs and expenses is primarily the result of increases in wages, benefits, insurance and utilities at our hotels. Rental and other expense for our limited-service hotel leases, office properties and one full-service hotel that we leased are included in other property-level expenses on the consolidated statements of operations. Consistent with the relatively fixed nature of these costs, our operating expenses increased in both 2003 and 2002 despite the decrease in revenues in both years. We expect that costs such as wages, benefits and insurance will continue to increase at a rate greater than inflation.

Corporate and Other Expenses.    Corporate and other expenses primarily consist of employee salaries and other costs such as stock-based employee compensation expense, corporate insurance, audit fees, building rent and system costs. The increase in corporate and other expenses is primarily due to increases in corporate insurance and the appreciation of Host Marriott’s stock price, which affects the stock-based employee compensation expense.

Interest Expense.    Interest expense increased 5.6% over 2002 as a result of the payment of aggregate call premiums of $25 million and the acceleration of deferred financing fees of $6 million associated with the prepayment of our senior notes and various mortgages during 2003. In 2004, we expect that as a result of the retirement of approximately $500 million of debt (including $262 million retired in January 2004) that interest expense will decrease, however we will continue to incur additional expenses such as call premiums and the acceleration of deferred financing to the extent that we prepay or refinance our debt prior to its original maturity.

Loss on Foreign Currency and Derivative Contracts.    The loss on foreign currency and derivative contracts is due primarily to the approximate $18 million loss from the forward currency exchange contracts for our four Canadian hotels being deemed ineffective for accounting purposes. See “Liquidity and Capital Resources—Debt and Effect of Financial Covenants—Mortgage Debt Covenants” for further discussion.

Minority Interest Income (Expense).    Minority interest income (expense) consists of our minority partners’ share of the income or loss in consolidated hotel partnerships. The decrease in minority interest expense is due to the decline in our operations discussed above.

Equity in Earnings (Losses) of Affiliates.    Equity in earnings (losses) of affiliates consists of our portion of the earnings (losses) of two partnerships in which we own non-controlling interests and do not consolidate in our financial statements. The increase in the loss can be attributed to an increase in the net loss of CBM Joint Venture LLC in 2003. See “Investments in Affiliates” for a discussion of this partnership.

Discontinued Operations.    Discontinued operations consists of the eight hotels sold in 2003 and one hotel sold in 2002, the gain on the disposition and business interruption proceeds for the New York Marriott World Trade Center hotel and five properties classified as held for sale as of December 31, 2003, three of which were sold in January 2004. In accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS 144, the results of operations for these properties in the current year and prior periods are reflected in discontinued operations.

For 2003, the eight hotels sold generated net proceeds of approximately $184 million with a net gain on disposition of approximately $65 million, which includes a $56 million gain on the disposition of World Trade Center hotel. For 2003 and 2002, our revenues for these eight properties and the New York Marriott World Trade Center were $222 million and $120 million, respectively, and our income before taxes was $176 million and $23 million, respectively. The St. Louis Marriott Pavilion was transferred to the mortgage lender in January 2002 in a non-cash transaction and we recognized a net gain of $13 million, primarily as a result of the debt extinguished and the forgiveness of management fees net of the fair value of the assets surrendered. For 2003 and 2002, revenues for the five properties classified as held for sale were $42 million and $44 million, respectively, and our income before taxes was $1 million and $4 million, respectively.

On December 3, 2003, we announced the settlement of the outstanding matters relating to the terrorist attacks of September 11, 2001 affecting the New York Marriott World Trade Center and Financial Center hotels with the hotels’ insurer, Marriott International, Inc. and the Port Authority of New York and New Jersey. As a result of these settlements, we received net insurance proceeds of approximately $372 million. As a result of this settlement, we recorded a one-time gain of approximately $212 million, which is comprised of approximately $156 million in post-2003 business interruption proceeds and approximately $56 million from the disposition of the World Trade Center hotel. The gain on disposition and the 2003 and 2002 business interruption income, net of expenses, related to the hotel has been reclassified to discontinued operations. The business interruption proceeds received, net of expenses, for the New York Marriott Financial Center hotel are included in rooms revenues from continuing operations.

2002 Compared to 2001

Revenues.    Hotel revenues declined 0.2% for full year 2002 principally due to the decline in room sales of 0.6%. As discussed previously, revenues (as presented in our statements of operations) do not reflect the actual decline in revenues because of the reclassification of the results of assets sold or designated as held for sale to discontinued operations. Actual room sales decreased 3.6% in 2002 from 2001. For 2002, our comparable hotel RevPAR of $100.12 was down 5.1%, which was comprised of a decline in average room rate of 5.9% and a decrease in occupancy of 0.6 percentage points. The decline in comparable hotel RevPAR was primarily attributable to reduced transient demand for business and leisure travel. While the decrease in comparable hotel RevPAR is due in part to the reduction in business and leisure travel, it is also the result of the change in business mix at our properties. Transient business, which includes corporate and premium business travelers, which generally pay the highest average room rates has decreased by over 3% since 2000 as a percentage of room sales. Our managers have partially offset this decline with additional group and contract business that have lower average room rates. As a result, while occupancy increased slightly, the average room rate declined significantly.

Although most regions had comparable hotel RevPAR declines in line with our overall portfolio, we did have two regions that had stronger results. Our South Central region comparable hotel RevPAR declined by only 1.1% primarily due to strong results from our three San Antonio hotels. The Mid-Atlantic region also outperformed the overall portfolio with a comparable hotel RevPAR decline of 2.5%. This was due to positive comparable hotel RevPAR at our Philadelphia Convention Center Marriott and Four Seasons, Philadelphia properties, offset by declines at our suburban properties in this region.

The Pacific region had the largest comparable hotel RevPAR decline at 8.3%. These results were largely due to the collapse of the technology market in the San Francisco area with all our hotels in that market having

RevPAR declines. The North Central Region also had declines in comparable hotel RevPAR of 6.6%, which was a function of poor results in most of the region with our Chicago and Minneapolis properties reporting significant declines.

Our rental income further declined primarily due to increased competition and weak economic conditions for the leased limited-service hotels.

Operating Costs and Expenses.    Operating costs and expenses decreased primarily as a result of our efforts and those of our managers to control operating costs at the hotels and the overall decline in occupancy. Rental expense for our limited-service hotels and office properties are included in other property-level expenses on the consolidated statements of operations. These costs, which include wages, benefits and insurance, increased at a rate greater than inflation throughout the year.

Corporate Expenses.    Corporate expenses decreased principally due to a decrease in stock-based compensation. As a result of the decline in Host Marriott’s stock price and our operations in 2002, certain performance thresholds were not met and a portion of the shares previously granted were forfeited.

Minority Interest Expense.    The variance in minority interest expense was due to the decrease in our results of operations as described above.

Equity in Earnings (Losses) of Affiliates.    The decrease in equity in earnings (losses) of affiliates can be primarily attributed to an increase in the net loss of CBM Joint Venture LLC. See “Investments in Affiliates” for a discussion of this partnership.

Discontinued Operations.    During January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender in a non-cash transaction. We recorded a gain, net of taxes, of $13 million in 2002 and a loss from operations of $3 million in 2001 as discontinued operations. We also reclassified the operations from properties disposed of in 2003 and properties classified as held for sale in 2003 as discontinued operations in 2002 and 2001. For 2002 and 2001, revenues for these properties were $164 million and $209 million and our income before taxes was $27 million and $8 million, respectively.

Liquidity and Capital Resources

Cash Requirements

As a REIT, Host Marriott is required to distribute to its stockholders at least 90% of its taxable income in order to qualify as a REIT. Host LP is not a taxpaying entity, however, under our partnership agreement, we are required to reimburse Host Marriott for any tax payments Host Marriott is required to make. Because we are required to distribute almost all of our taxable income to Host Marriott, we depend primarily on external sources of capital to finance future growth, including acquisitions.

Cash Balances.    As of December 31, 2003, we had $764 million of cash and cash equivalents, which was an increase of $403 million from December 31, 2002. Over the past two years our cash balances have been in excess of the $100 million to $150 million, which we had historically maintained. We expect to reduce our cash balance through the repayment of indebtedness, the acquisition of additional hotels and further investments in our portfolio. Cash increased for the year principally as a result of our settlement of outstanding matters relating to our New York Marriott World Trade Center and Financial Center hotels for net proceeds of approximately $372 million, the sale of eight hotels for net proceeds of approximately $184 million and Host Marriott’s two equity offerings for net proceeds of approximately $500 million, the proceeds of which were contributed to us. As described in more detail below, cash was used principally for debt repayments, regularly scheduled principal payments and the acquisition of the Hyatt Regency Maui Resort and Spa. In addition, we have $116 million of cash, which is restricted as a result of lender restrictions (including reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits). The restricted cash balances do not have a significant effect on our liquidity. We also currently have $250 million of availability under our credit facility and have no amounts outstanding under the facility.

Debt Repayments and Refinancings.    Proceeds from the sale of eight hotels in 2003, combined with the insurance settlement proceeds from the New York World Trade Center and Financial Center hotels and scheduled principal payments, enabled us to repay or redeem a total of approximately $240 million of debt in 2003 and $262 million of debt in January 2004. In addition, we refinanced approximately $800 million of our debt in 2003, lowering our average interest rate to 7.6% and extending our debt maturities. The refinancing and repayment of this debt will result in an annual reduction in interest expense of approximately $40 million. We have approximately $28 million of our mortgage debt maturing through December 31, 2004. Additionally, during 2004 we will have $58 million of regularly scheduled principal payments on our mortgage debt. We believe we have sufficient cash to deal with our near-term debt maturities, as well as any decline in the cash flow from our business.

Reducing future cash interest payments and our leverage remains a key management priority. In November 2003, Host Marriott’s Board of Directors authorized us to purchase or retire up to $600 million of our senior notes ($382 million of which remains outstanding after the January 2004 repayment of $218 million of 8.45% Series C senior notes). As a result, we may continue to redeem or refinance additional senior notes and mortgage debt from time to time with proceeds from additional asset sales or to take advantage of favorable market conditions. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing fees. For example, during 2003 and the period from January 1, 2004 through February 1, 2004, we incurred interest expense resulting from the payment of call premiums and the acceleration of deferred financing fees totaling $30 million and $11 million, respectively, for those periods.

Capital Expenditures.    We reduced our capital expenditures over the past two years because of the uncertain economic environment and our need to conserve cash. For 2003, total capital expenditures for our existing properties were approximately $201 million. Typically, we spend approximately $200 million to $250 million annually on renewals and replacements and other capital improvements. We spent approximately $181 million on renewal and replacement capital expenditures in 2003, reflecting our decision to delay certain projects due to the start of the war in Iraq. Several of these projects have now begun and should be completed by the first quarter of 2004. Capital expenditures were 6.0% and 5.3% of hotel sales for 2003 and 2002, respectively. We expect renewal and replacement capital expenditures for 2004 to be approximately $255 million to $265 million (including approximately $20 million of projects which were in progress at December 31, 2003, but were not fully funded), the vast majority of which would be funded by the furniture, fixture and equipment reserves established at our hotels (typically funded annually with 5% of property revenues) and, to a lesser extent by our available cash. As of December 31, 2003, our furniture, fixture and equipment reserves totaled approximately $150 million. As a result of the challenging environment in 2003, we spent approximately $3 million on return on investment projects. In 2004, we currently estimate that we will increase our spending on return on investment projects to approximately $35 million as we are in the early stages of several large-scale repositioning projects. In addition, we spent $7 million on the $15 million, 200-room expansion of the Memphis Marriott, which we expect to complete in 2004.

Acquisitions.    We remain interested in pursuing single asset and portfolio acquisitions and believe that there will be opportunities over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in urban and resort/convention locations where further large scale development is limited, such as the Hyatt Regency Maui Resort and Spa, which we purchased for approximately $321 million in the fourth quarter of 2003. We are currently in preliminary discussions with other sellers of hotels that meet our investment objectives, but have not entered into any definitive agreements. Any additional acquisitions may be funded, in part, from the proceeds of equity offerings by Host Marriott or the issuance of OP units by us, as well as proceeds from asset sales and available cash. Because we are generally restricted in our ability to incur new debt as discussed herein, we generally will not finance any acquisitions through the issuance of debt securities until our EBITDA-to-interest coverage is 2.0x or greater. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowings under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt repayments, capital expenditures, asset acquisitions, operating costs, corporate expenses and distributions to our equity holders.

Cash Provided by Operations.    Cash provided by operations decreased from $380 million in 2002 to $373 million in 2003. The decrease in cash provided by operations in 2003 primarily reflects the overall reduction in hotel operating profit. Additionally, the 2002 cash provided by operations included a one-time, $50 million payment from Marriott International related to negotiated changes in our management agreements with respect to working capital balances at our hotels. Previously, we had recorded this amount in our balance sheet as “due from managers.” There was no income statement impact of this payment.

Cash Provided by or Used in Investing Activities.    Cash used in investing activities decreased from $222 million in 2002 to $156 million in 2003. Activity for 2003 primarily included net proceeds of $184 million from the sale of eight hotels, property insurance proceeds of $185 million for the New York World Trade Center hotel, the acquisition of the Hyatt Regency Maui Resort and Spa for $321 million, and capital expenditures of $201 million as discussed above in “Capital Expenditures.” The 2002 cash used in investing activities included a one-time $75 million payment from Marriott International related to negotiated changes in our management agreements with respect to furniture, fixture and equipment escrow funds for our hotels. There was no income statement impact of this payment from Marriott International.

The following table summarizes significant investing activities that have been completed since the beginning of fiscal year 2002 (in millions):

Transaction Date	Description of Transaction	Sale (Investment) Price
January 2004	Sale of the Mexico City Airport Marriott	$30
January 2004	Sale of the Atlanta Northwest Marriott, Detroit Romulus Marriott and the Detroit Southfield Marriott	51
December 2003	Insurance recovery from the New York World Trade Center Marriott and New York Marriott Financial Center hotels	372
December 2003	Sale of the Williamsburg Marriott, Oklahoma City Marriott and the Plaza San Antonio Marriott	75
November 2003	Sale of the Jacksonville Marriott	17
November 2003	Purchase of the 806-room Hyatt Regency Maui Resort and Spa	(321)
July 2003	Sale of Norfolk Waterside Marriott, Oklahoma City Waterford Marriott and Palm Beach Gardens Marriott	71
June 2003	Acquisition of remaining interests in the JW Marriott in Washington, D.C.(1)	(98)
January 2003	Sale of Ontario Airport Marriott	26
June 2002	Purchase of the 1,139-room Boston Marriott Copley Place(2)	(214)
January 2002	Development of The Ritz-Carlton, Naples Golf Resort	(75)

(1)	Investment price includes the consolidation of $95 million of mortgage debt.
(2)	Investment price includes the assumption of $97 million of mortgage debt.

As discussed previously, we continue to pursue opportunities to dispose of non-core assets and expect to complete the sale of two additional non-core properties by the end of the first quarter of 2004. Similar to the hotels already sold in 2003 and the four properties disposed of in the first quarter of 2004, the hotels currently under contract for sale are generally smaller hotels in secondary markets with lower growth prospects. We believe that, if consummated, sales of non-core properties could result in proceeds of up to $500 million in 2004. If the proceeds from these sales are used to retire debt, operating profit will decrease, but net income may improve based on the amount of the reduction in future interest payments. Similarly, if these funds are used to purchase new hotels or reinvest in existing hotels, future operating profit and net income may improve. However, there can be no assurance that operating profit or net income will improve.

Cash Used in and Provided by Financing Activities.    Cash provided by financing activities for 2003 was $186 million, compared to cash used in financing activities of $149 million for 2002. Significant financing activities during 2003 included two separate issuances of common stock by Host Marriott totaling 51 million shares for net proceeds of approximately $501 million. The proceeds were contributed to us in exchange for an equal number of OP Units and we used a significant portion of them to finance the acquisition of the Hyatt Regency Maui Resort and Spa. We also issued $725 million in 7 1/8% Series J senior notes due in 2013. The net proceeds were used to redeem $429 million of our existing 7 7/8% Series A senior notes due in 2005 and $282 million of our 8.45% Series C senior notes due in 2008 on December 8, 2003. The terms of the Series A and C senior notes required that we pay a premium in exchange for the right to retire this debt in advance of its maturity date. In conjunction with the redemption, we recorded a loss of approximately $28 million for the payment of the premium and the acceleration of the related deferred financing fees in the fourth quarter of 2003.

During December 2003, we announced the settlement of all outstanding matters related to the New York Marriott World Trade Center and Financial Center hotels with our insurer, Marriott International and the Port Authority of New York and New Jersey. As a result of this settlement, we received net proceeds of approximately $372 million, substantially all of which were used to repay debt. During the fourth quarter, we used the proceeds to repay the $65 million mortgage debt on the World Trade Center hotel and made a partial prepayment of $33 million of mortgage debt on our Canadian properties. The remainder of the proceeds was used in the first quarter of 2004 for a partial prepayment of $44 million of debt secured by mortgages on two Ritz-Carlton properties and to retire the remaining outstanding Series C senior notes of approximately $218 million. In conjunction with the redemption of the Series C senior notes, we will record a loss of approximately $11 million for the payment of the call premium and the acceleration of the related deferred financing fees in the first quarter of 2004.

The following table summarizes significant financing activity, except for the credit facility, payment of distributions and non-cash equity and derivative transactions completed since the beginning of fiscal year 2002 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
January 2004	Retired a total of $218 million of 8.45% Series C senior notes	$(218)
January 2004	Partial prepayment of The Ritz-Carlton, Naples and Buckhead 9% mortgage loan	(44)
December 2003	Partial prepayment of the Canadian mortgage loan	(33)
December 2003	Retired a total of $711 million of Series 7 7/8% A and 8.45% C senior notes	(711)
December 2003	Repayment of World Trade Center hotel debt	(65)
November 2003	Issuance of 7 1/8% Series J senior notes due in 2013	725
October 2003	Issuance of 23.5 million units	250
September 2003	Refinancing proceeds from the JW Marriott, Washington, D.C. mortgage loan	88
September 2003	Repayment of the JW Marriott, Washington, D.C. mortgage loan	(95)
August 2003	Retired a portion of 7 7/8% Series A senior notes due in 2005	(71)
August 2003	Issuance of 27.5 million units	251
April 2003	Partial prepayment of the Canadian mortgage loan	(7)
March 2003	Retired a portion of 9.25% senior notes due in 2007	(8)
January 2003	Repayment of The Ritz-Carlton, Naples and Buckhead 8.03% mortgage loan	(17)
September 2002	Retired 9.5% senior notes due in 2005	(13)

Financial Condition

Debt and Effect of Financial Covenants

As of December 31, 2003, our debt totaled $6.0 billion, which includes the $492 million convertible debt obligation to Host Marriott (as described fully in note 5 to our consolidated financial statements). As of December 31, 2003, the weighted average interest rate of all of our debt was approximately 7.6% and the average maturity was 7.0 years. Additionally, approximately 86% of our debt had a fixed rate of interest. As of December 31, 2003 and 2002, the outstanding senior notes balance includes $37 million and $40 million, respectively, of fair value adjustments for interest rate swap agreements.

Over time, we expect to decrease the proportion of fixed rate debt in our capital structure to 75% to 80% of our total debt, although there can be no assurances that we will be able to achieve this result on terms acceptable to us. We may do this through the use of derivative instruments including interest rate swaps or through the periodic refinancings of fixed rate mortgage debt with floating rate debt. In furtherance of this objective, in August 2003 we entered into two interest rate swap agreements maturing in October 2007. Under the agreements, we receive fixed rate payments at 9.25% and make floating rate payments based on six-month LIBOR plus 590 basis points (7.08% at December 31, 2003) on a combined notional amount of $242 million. These agreements have the effect of swapping our interest obligations on $242 million in principal amount of 9.25% Series G senior notes to a floating rate of interest. In addition, in September 2003 we refinanced the $95 million mortgage debt secured by the JW Marriott in Washington, D.C. with an $88 million floating-rate mortgage loan with an interest rate of one-month LIBOR plus 210 basis points (3.3% at December 31, 2003.) In connection with the refinancing, we also purchased an interest rate cap, which has the effect of limiting the interest rate on the new floating rate mortgage loan to not greater than 8.1% for the first two years of the loan. We may continue to enter into similar swaps or refinancings in the future. See “Quantitative and Qualitative Disclosures about Market Risk” for a discussion of our sensitivity to interest rates.

Credit Facility and Senior Notes Covenants.    Under the terms of our senior notes indenture and the credit facility, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including an EBITDA-to-interest coverage ratio (as defined in the senior notes indenture) for Host LP of at least 2.0 to 1.0. We do not currently meet this interest coverage ratio. As a result, Host Marriott is limited in its ability to pay dividends on its common and preferred stock, except to the extent necessary to maintain Host Marriott’s status as a REIT. In addition, we cannot incur indebtedness, except indebtedness specifically permitted under our senior notes indenture and the credit facility, which in both cases mainly consist of borrowings under the credit facility and borrowings in connection with a refinancing of existing debt. For this reason, we generally cannot currently finance significant capital expenditures, acquisitions or other growth through the issuance of new debt (other than borrowings under our credit facility). Accordingly, we would expect that until such time as our coverage ratio is greater than 2.0 to 1.0 our acquisitions or other growth will generally be funded with available cash, the proceeds of asset sales or the issuance of additional equity.

Under our credit facility, we are required to use the proceeds of asset sales to reinvest in our assets, acquire new properties or to permanently reduce the revolving loan commitment in effect at the time. In general, in the event that we consummate asset sales during any 12 month period that generate net proceeds in excess of 1% of our total assets (calculated using undepreciated real estate assets), the revolving loan commitment will automatically be reduced by the amount of such proceeds to the extent that such proceeds are not reinvested or committed to be reinvested in our business within 364 days following the date the 1% threshold is exceeded. The May 2003 amendment to the credit facility provided for certain exceptions to this general rule. For instance, when the revolving loan commitment is $250 million or less, further revolving loan commitment reductions occur with respect to asset sales proceeds that are not reinvested only to the extent that amounts are outstanding under the credit facility. If no amounts are outstanding, a commitment reduction can be avoided if we achieve commensurate reductions in the amount of our secured indebtedness or indebtedness under our senior notes indenture.

Our senior notes indenture has parallel requirements with respect to asset sales in excess of 1% of our total assets during any 12 month period. Under our senior notes indenture, amounts in excess of the 1% threshold must be either reinvested in the business or used to repay amounts outstanding under our credit facility (our availability under the credit facility would also be permanently reduced by the amount of the repayment). If asset sale proceeds are not used for either of these purposes, then we are required to offer to repurchase our senior notes at par with the excess sale proceeds.

In November 2003, we crossed the 1% threshold. As a result, the revolving loan commitment would automatically be reduced unless we reinvest or commit to reinvest the net sale proceeds from all such dispositions by November 2004. Based on investments we have made (in particular, the acquisition of the Hyatt Regency Maui Resort and Spa on November 13, 2003 for $321 million), as well as other planned capital expenditures, the dispositions to date will not result in a reduction of the credit facility availability. We will, however, continue to be subject to these credit facility commitment reduction provisions and senior notes indenture requirements with respect to future dispositions, if any.

Mortgage Debt Covenants.    Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of February 15, 2004, we have 29 assets that are secured by mortgage debt. Eleven of these assets are secured by mortgage debt that have restrictive covenants which require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The effect of these covenants is discussed below:

•

Eight of our hotel properties secure a $591 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-through certificates, which we refer to as the CMBS Loan. The hotels, which comprise what we refer to as the CMBS Portfolio, are listed in the notes to our financial statements. The CMBS Loan contains a provision that requires the mortgage servicer to retain certain excess cash flow from the CMBS Portfolio after payment of debt service (approximately $64 million) if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. Annual debt service is $64 million. As a result of the effect of the weak economy on our operations, this provision was triggered beginning in the third quarter of 2002 and will remain in effect until the CMBS Portfolio generates the necessary minimum cash flow for two consecutive quarters, at which point, the cash that has been escrowed will be returned to us. As of December 31, 2003, approximately $15 million of cash has been escrowed. We anticipated that additional cash of approximately $20 million will be required to be escrowed in 2004. We do not expect cash flows from the CMBS Portfolio to be at the level required to trigger the release of the escrow until we have a significant improvement in operations. As such, additional amounts will be escrowed, and these amounts may be significant.

•	We currently have a $55 million loan secured by three of our Canadian properties that matures in 2006. This loan was originally entered into during August 2001 for $97 million and was secured by all four of our Canadian properties. As a result of a decline in operations at these properties in late 2001 and 2002, we were required under the loan agreement to escrow operating cash from the hotels after the payment of debt service. In April 2003, approximately $7 million of the cash escrowed in accordance with the loan was applied to the outstanding balance of the indebtedness and approximately $2 million was released to us. Because operating results at our three properties located in Toronto had not yet fully recovered from the impact which SARS had on travel to this city, we entered into an agreement with our lenders in July 2003 to modify certain covenants so that we would not be required to make additional prepayments at that time. The terms of the modification required us to provide additional collateral of $10 million in cash and pay an additional 25 basis points of interest on the loan.

As this loan is denominated in United States dollars and the functional currency of the properties is Canadian dollars, we entered into currency forward contracts to buy U.S. dollars at a fixed price at the time we entered into the loan. These forward contracts hedge the currency exposure of converting Canadian dollars into U.S. dollars on a monthly basis to cover debt service payments, including the original final balloon payment of approximately $84 million. These contracts had been designated as cash flow hedges of the debt service and balloon payment and were recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. In December 2003, we made a partial repayment of approximately $33 million of the Canadian mortgage loan in addition to the April 2003 repayment mentioned above. We also terminated foreign currency forward contracts in an amount equal to the aggregate repayment. As a result of these prepayments, the forward currency exchange contracts were deemed ineffective hedges for accounting purposes and we recorded a loss on the contracts of approximately $18 million in 2003. We will record the change in the fair value of the outstanding forward currency contracts in operations each period. In conjunction with the December 2003 prepayment, one of the hotels and the $10 million deposit was released from the collateral. The current loan is still subject to the escrow provisions and we anticipate that additional cash of approximately $4 million will be required to be escrowed in 2004.

Credit Ratings

Currently, we have $3.2 billion of senior notes outstanding that are rated by Moody’s Investors Service and Standard & Poor’s. As a result of our significantly reduced operating levels over the past few years, the ratings on our senior notes have been downgraded or placed on negative credit watch. On February 13, 2003, Standard and Poor’s downgraded its rating on our senior debt from BB- to B+. At the same time Standard & Poor’s also downgraded its rating on Host Marriott’s preferred stock from B- to CCC+. On August 6, 2003, Moody’s announced that it had placed its Ba3 rating of our senior unsecured debt and its B3 rating of Host Marriott’s preferred stock under review for possible downgrade. On December 4, 2003, Moody’s concluded its review and changed its ratings outlook on our senior notes and Host Marriott’s preferred stock to stable. While we have no senior note maturities until 2006, if our operations were to decline further, or if our credit ratios do not otherwise improve, the ratings on our senior notes could be further reduced. If we were unable to subsequently improve our credit ratings, our cost to issue additional senior notes, either in connection with a refinancing or otherwise, or to issue additional preferred stock would likely increase.

Distribution Policy

Host Marriott is required to distribute to its stockholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Funds used by Host Marriott to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host Marriott, Host LP has issued to Host Marriott a corresponding common OP unit and preferred OP unit. As of February 15, 2004, Host Marriott is the owner of substantially all of the preferred OP units and approximately 93% of the common OP units. The remaining 7% of the common OP units are held by various third-party limited partners. As a result of the minority position in Host LP common OP units, these holders share, on a pro rata basis, in amounts being distributed by Host LP. As a general rule, when Host Marriott pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host Marriott paid a five cent per share dividend on its common stock, it would be based on payment of a five cent per common OP unit distribution by Host LP to Host Marriott and all other common OP unit holders.

Our failure to meet the EBITDA-to-interest coverage ratio in our senior notes indenture and credit facility, as previously discussed, restricts our ability to pay distributions on our common and preferred equity, except to the extent necessary to maintain Host Marriott’s status as a REIT. Required income distributions for 2002 were satisfied in part by the payment of distributions on the preferred stock in 2002 and in the first three quarters of 2003.

Taxable income generated by the insurance recovery on the World Trade Center and Financial Center hotels was sufficient to allow Host Marriott to pay the preferred stock dividend for the fourth quarter of 2003. We expect that the taxable income generated by the insurance recovery will also be sufficient to allow Host Marriott to pay up to the first three quarters of preferred stock dividends in 2004. Preferred dividend payments beyond those supported by the taxable income generated by this settlement will depend on, among other factors, taxable income or loss from operations in 2004 or our ability to meet a minimum EBITDA-to-interest coverage ratio (both as required by the senior notes indenture).

Host Marriott did not pay a dividend on its common stock (and, correspondingly, Host LP did not make a distribution on its common OP units) in 2002 and 2003. Host Marriott does not currently expect to pay a meaningful common dividend for 2004 other than to satisfy any remaining 2003 income distribution requirements. The decision to reinstate the common dividend (including the amount of any such dividend) will be made by the Board of Directors and will depend on several factors, including those described above for distributions on the preferred stock, as well as our liquidity and any accrued unpaid dividends on the preferred stock.

Investments in Affiliates

We have made investments in certain ventures which we do not consolidate and, accordingly, are accounted for under the equity method of accounting in accordance with our accounting policies as described in Note 1 to the consolidated financial statements. Over the past several years we have actively marketed and sold our interests in various partnerships which are no longer consistent with our core portfolio. As a result, except for the partnerships described below any remaining interests are insignificant and/or the partnerships have no recourse to the company. We have included the table below and the following discussion to provide investors with additional information on these investments. Investments in affiliates consist of the following at December 31, 2003:

	Ownership Interests	Investment	Debt	Assets
		(in millions)
CBM Joint Venture LLC	50%	$54	$901	120 Courtyard Hotels
Tiburon Golf Ventures, L.P.	49%	20	—	36-hole golf club

Total		$74	$901

We and Marriott International each own a 50% interest in CBM Joint Venture, which owns, through two limited partnerships, 120 Courtyard by Marriott properties totaling 17,550 rooms. The joint venture, CBM Joint Venture LLC, has approximately $901 million of debt. This debt consists of first mortgage loans secured by the properties owned by each of the two partnerships, senior notes secured by the ownership interest in one partnership and mezzanine debt. The mezzanine debt is an obligation of a subsidiary of the joint venture and the lender is an affiliate of Marriott International. None of the debt is recourse to, or guaranteed by, us or any of our subsidiaries. RevPAR at the Courtyard hotels declined 3.7% for 2003 when compared to the same period in 2002. Based on our current forecasts for the full year 2004, the hotels in one of these two partnerships are not expected to generate sufficient cash flow from operations to fund the partnership’s debt service obligations. To the extent that there is insufficient cash flow to fund its debt service obligations, the partnership will continue to make use of (i) available unrestricted cash balances, (ii) a senior note debt service reserve, (iii) certain rights to require repayment to the partnership of a portion of ground rent and certain management fees it has previously paid to Marriott International, and (iv) subordination provisions for current payments in its ground leases and management agreements to cover any shortfall. As of December 31, 2003, the joint venture has deferred a total of $3.8 million in ground rent and base management fees. Interest does not accrue on such deferred amounts, but these amounts must be repaid prior to distributions to equity holders. In addition, we anticipate that the joint venture will continue to defer interest payments on the mezzanine debt for at least the first half of 2004. As of December 31, 2003, the joint venture has deferred $28 million of interest payments on the mezzanine debt. Deferral of these interest payments is not a default under the mezzanine debt agreements. To the extent deferred, unpaid mezzanine debt interest amounts have been added to principal and earn interest at 13%. As of December 31, 2003, the partnerships and the joint venture maintained aggregate unrestricted cash balances of approximately $17 million. We did not receive any cash distributions from this investment during 2003 or 2002.

We currently have a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the Greg Norman-designed golf club surrounding The Ritz-Carlton, Naples Golf Resort. Cash distributions from this investment were $1 million in both 2003 and 2002.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”) under which we have certain contingent liabilities and guarantees. As of December 31, 2003, we are party to the following material off-balance sheet arrangements:

Tax Sharing Arrangements.    Under tax sharing agreements with former affiliated companies (such as Marriott International, Host Marriott Services Corporation and Barceló Crestline Corporation (formerly Crestline Capital Corporation)), we are obligated to pay certain taxes (Federal, state, local and foreign, including any related interest and penalties) relating to periods in which the companies were affiliated with us. For example, a taxing authority could adjust an item deducted by a former affiliate during the period that this former affiliate was owned by us. This adjustment could produce a material tax liability that we may be obligated to pay under the tax sharing agreement. In addition, under the partnership agreement between Host Marriott and Host LP, Host LP is obligated to pay certain taxes (Federal, state, local and foreign, including any related interest and penalties) incurred by Host Marriott, as well as any liabilities the IRS successfully may assert against Host Marriott. We do not expect any amounts paid under the tax sharing arrangement to be material.

Tax Indemnification Agreements.    For reasons relating to tax considerations of the former and current owners of nine hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. These agreements require that we indemnify the owners for their tax consequences resulting from our selling the hotel or refinancing the mortgage debt during the period under the agreement. We have also agreed not to sell more than 50% of the original allocated value attributable to the former owners of a portfolio of 11 additional hotels, or to take other actions that would result in the recognition and allocation of gain to the former owners of such hotels for income tax purposes. Because the timing of these potential transactions is within our control, we believe that the likelihood of any material indemnification to be remote and therefore not material to our financial statements.

Guarantees.    We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

•	We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of rental payments. The aggregate amount of these guaranteed payments is approximately $40 million as of December 31, 2003.

•	In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We spun-off the partnership as part of Crestline in the REIT conversion, but we remain obligated under a guarantee of interest and principal with regard to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Crestline, who, in turn, is indemnified by the current owner of the facility.

Information on other guarantees and other off-balance sheet arrangements may be found in Note 17 to our consolidated financial statements.

Contractual Obligations

The table below summarizes our obligations for principal payments on our debt, future minimum lease payments on our operating and capital leases and projected capital expenditures, each as of December 31, 2003 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-Term Debt Obligations(1)	$5,929	$86	$831	$2,549	$2,463
Capital Lease Obligations(2)	15	5	10	—	—
Operating Lease Obligations(3)	1,779	111	209	214	1,245
Purchase Obligations(4)	65	65	—	—	—

Total	$7,788	$267	$1,050	$2,763	$3,708

(1)	The amounts shown include amortization of principal and debt maturities on our debt as well as discounts of $4 million on our senior notes.
(2)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants of $2 million, payable to us under non-cancelable subleases. The lease payments also include interest payable of $3 million.
(3)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants and the HPT subleases of $27 million and $618 million, respectively, payable to us under non-cancelable subleases.
(4)	Our purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years and some of the current year amount reflects prior year contracts that were deferred or not completed. See “Capital Expenditures.”

Critical Accounting Policies

Our consolidated financial statements include the accounts of Host LP and all consolidated subsidiaries. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates:

•	Impairment testing. We are required by GAAP to record an impairment charge when we believe that one or more of our hotels has been impaired, whereby, future undiscounted cash flows for the hotel would be less than the net book value of the hotel. For impaired assets, we record an impairment charge when a property’s fair value less selling costs is less than its net book value. We test for impairment in several situations in accordance with SFAS 144, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, as well as whenever an asset is classified as “held for sale” or events or changes in circumstances indicate that a hotel’s net book value may not be recoverable. In the evaluation of the impairment of our hotels, we make many assumptions and estimates, including:

•	projected cash flows,

•	holding period,

•	expected useful life

•	future capital expenditures

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices

Changes in these estimates, assumptions, future changes in economic conditions or property-level results could require us to record additional impairment charges, which would be reflected in operations in the future.

•	Classification of Assets as “Held for Sale.” We classify properties that we are actively marketing as held for sale when all of the following conditions are met:

•	Host Marriott’s Board of Directors has approved the sale (to the extent the dollar magnitude of the sale requires Board approval);

•	a binding agreement to purchase the property has been signed;

•	the buyer has committed a significant amount of non-refundable cash; and

•	no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner.

To the extent a property is classified as held for sale and its fair value less selling costs is lower than the net book value of the property, we will record an impairment loss. See the discussion above concerning the use of estimates and judgments in determining fair values for impairment tests.

•

Depreciation and Amortization Expense.    Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income or the gain or loss on the sale of any of our hotels.

•	Valuation of Deferred Tax Assets. We have approximately $90 million, net of a valuation allowance of $9 million, in consolidated deferred tax assets as of December 31, 2003. SFAS 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for income taxes, the objectives of which are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $90 million in deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

•	Valuation of Foreign Currency and Derivative Contracts. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards for derivative instruments. We have three interest rate swap agreements outstanding as of December 31, 2003. Our interest rate swap agreements with a fair market value of $37 million as of December 31, 2003 have been designated as fair value hedges, as described in Note 1 to our consolidated financial statements. While we intend to continue to meet the conditions for hedge accounting, if a particular interest rate swap does not qualify as highly effective, any change in the fair value of the derivative used as a hedge would be reflected in current earnings. Should any change in management strategy, or any other circumstance, cause an existing highly-effective hedge to become ineffective, the accumulated loss or gain in the value of the derivative instrument since its inception may be reclassified from the shareholders’ equity section of the balance sheet to current net income. We also have two interest rate cap agreements that are fair valued each quarter and the increase or decrease in fair value is recorded in net income. We also have several foreign currency forward exchange contracts that we previously used to hedge the mortgage loan on our Canadian properties. The hedge has been deemed ineffective for accounting purposes. See the discussion in “Quantitative and Qualitative Disclosures About Market Risk.” We estimate the fair value of all of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted expected cash payments. The variable cash flow streams are based on an expectation of future interest and exchange rates derived from observed market interest and exchange rate curves. The values of these instruments will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest or exchange rates will impact our valuations. The fair value of our existing foreign currency and derivatives is likely to fluctuate materially from year to year based on changing levels of interest and exchange rates and shortening terms to maturity.

•	Consolidation Policies. Judgment is required with respect to the consolidation of partnership and joint venture entities in the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. We adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” in 2003. Currently, we have investments in entities that in the aggregate own 122 hotel properties and other investments which we record using the equity method of accounting. These entities are considered to be voting interest entities. The debt on these investments is non-recourse to the company and the effect of their operations on our results of operations is not material. While we do not believe we are required to consolidate any of our current partnerships or joint ventures, if we were required to do so, then all of the results of operations and the assets and liabilities would be included in our financial statements. For further detail on our unconsolidated entities see Note 4 to our consolidated financial statements.

Lodging Statistics

Reporting Periods for Hotel Operating Statistics and Comparable Hotel Results

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott-managed hotels. In contrast, other managers of our hotels, such as Hyatt, report results on a monthly basis. Host Marriott, as a REIT, is required by tax laws to report results on a calendar year. As a result, we elected to adopt the reporting periods used by Marriott International modified so that our fiscal year always ends on December 31 to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, the third quarter of 2003 ended on September 12 and the third quarter of 2002 ended on September 6, though both quarters reflect twelve weeks of operations. In contrast, fourth quarter results for 2003 reflected 110 days of operations, while our fourth quarter results for 2002 reflected 116 days of operations.

In contrast to the reporting periods for our statement of operations, our hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) are always reported based on the reporting cycle used by Marriott International for our Marriott-managed hotels. This facilitates year-to-year comparisons, as each reporting period will be comprised of the same number of days of operations as in the prior year (except in the case of fourth quarters comprised of seventeen weeks, such as fiscal year 2002, versus sixteen weeks). This means, however, that the reporting periods we use for hotel operating statistics may differ slightly from the reporting periods used for our statements of operations for the first and fourth quarters and the full year. For the hotel operating statistics and comparable hotel results reported herein:

•	Hotel results for fiscal year 2003 reflect 52 weeks of operations for the period from January 4, 2003 to January 2, 2004 for our Marriott-managed properties and results from January 1, 2003 to December 31, 2003 for operations of all other hotels which report results on a monthly basis.

•	Hotel results for fiscal year 2002 reflect 53 weeks of operations for the period from December 29, 2001 to January 3, 2003 for our Marriott-managed hotels and results from January 1, 2002 to December 31, 2002 for operations of all other hotels which report results on a monthly basis.

•	Hotel results for the fourth quarter of 2003 reflect 16 weeks of operations for the period from September 13, 2003 to January 2, 2004 for our Marriott-managed hotels and results from September 1, 2003 to December 31, 2003 for operations of all other hotels which report results on a monthly basis.

•	Hotel results for the fourth quarter of 2002 reflect 17 weeks of operations for the period from September 7, 2002 to January 3, 2003 for our Marriott-managed hotels and results from September 1, 2002 to December 31, 2002 for operations of all other hotels which report results on a monthly basis.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations, for the entirety of the operating periods being compared, and (ii) that have not sustained substantial property damage or undergone large-scale capital projects during the reporting periods being compared. For 2003 and 2002, we consider 112 of our portfolio of 117 full-service hotels owned on December

31, 2003 to be comparable hotels. The operating results of the following hotels that we owned as of December 31, 2003 are excluded from comparable hotel results for these periods:

•	The New York Marriott Financial Center (substantially damaged in the September 11, 2001 terrorist attacks and re-opened in January 2002);

•	The Ritz-Carlton, Naples Golf Resort (opened in January 2002);

•	The Boston Marriott Copley Place (acquired in June 2002);

•	The JW Marriott, Washington, D.C. (consolidated in our financial statements beginning in the second quarter of 2003); and

•	The Hyatt Regency Maui Resort and Spa (acquired in November 2003).

In addition, the operating results of the eight hotels we disposed of in 2003 and the one hotel we disposed of in 2002 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

Hotel Operating Statistics

The following tables set forth performance information for our full-service hotels by geographic region for 2003 and 2002 for our comparable hotels, as well as all full-service hotels.

Comparable by Region

	As of December 31, 2003		Year ended December 31, 2003			Year ended December 31, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	22	11,526	$146.12	68.0%	$99.29	$150.77	69.3%	$104.42	(4.9)%
Florida	11	7,047	155.59	69.5	108.11	153.37	70.3	107.88	0.2
Atlanta	15	6,563	134.29	65.2	87.58	138.70	66.4	92.03	(4.8)
Mid-Atlantic	9	6,222	178.89	74.5	133.27	186.41	76.7	143.05	(6.8)
South Central	9	5,700	128.11	75.1	96.25	132.39	77.2	102.16	(5.8)
North Central	15	5,395	121.81	66.4	80.88	120.89	67.8	82.00	(1.4)
DC Metro	11	4,296	146.07	70.5	102.91	144.29	69.6	100.42	2.5
Mountain	8	3,313	103.61	61.9	64.16	107.87	64.1	69.17	(7.3)
International	6	2,552	110.95	67.9	75.33	110.03	71.0	78.09	(3.5)
New England	6	2,274	122.83	62.3	76.47	129.97	69.3	90.02	(15.1)

All regions	112	54,888	140.86	68.8	96.85	143.60	70.4	101.07	(4.2)

All Full-Service Hotels by Region(1)

	As of December 31, 2003		Year ended December 31, 2003			Year ended December 31, 2002
	No. of Properties	No. of Rooms	Average Daily Rate	Average Occupancy Percentages	RevPAR	Average Daily Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	23	12,332	$147.11	68.0%	$100.02	$149.43	69.3%	$103.63	(3.5)%
Florida	12	7,342	155.97	69.0	107.56	152.53	69.3	105.76	1.7
Atlanta	15	6,563	134.29	65.2	87.58	138.70	66.4	92.03	(4.8)
Mid-Atlantic	10	6,726	180.11	74.3	133.85	186.47	76.5	142.70	(6.2)
South Central	9	5,700	124.93	75.0	93.76	128.47	76.5	98.32	(4.6)
North Central	15	5,395	121.81	66.4	80.88	120.89	67.8	82.00	(1.4)
DC Metro	12	5,068	145.09	71.1	103.13	139.70	69.9	97.59	5.7
Mountain	8	3,313	103.61	61.9	64.16	107.87	64.1	69.17	(7.2)
International	6	2,552	110.95	67.9	75.33	110.03	71.0	78.09	(3.5)
New England	7	3,413	142.32	67.5	96.11	142.27	70.0	99.65	(3.6)

All regions	117	58,404	141.93	69.1	98.01	143.19	70.4	100.74	(2.7)

(1)	The number of properties and the room count reflect all consolidated properties as of December 31, 2003. However, the operating statistics include the results of operations for the nine properties sold in 2003 and 2002 prior to their disposition and the results of operations of properties acquired subsequent to the date of their acquisition.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. They are as follows: (i) Funds From Operations (FFO) per diluted unit, and (ii) Comparable Hotel Operating Results. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

FFO Per Diluted Unit

We present FFO per diluted unit as a non-GAAP measure of our performance in addition to our earnings per unit (calculated in accordance with GAAP). We calculate FFO per diluted unit for a given operating period as our FFO (defined as set forth below) for such period divided by the number of fully diluted units outstanding during such period. The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (calculated in accordance with GAAP) excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per unit basis after making adjustments for the effects of dilutive securities, including the payment of preferred OP unit, in accordance with NAREIT guidelines.

We believe that FFO per diluted unit is a useful supplemental measure of our operating performance and that presentation of FFO per diluted unit, when combined with the primary GAAP presentation of earnings per unit, provides beneficial information to investors. By excluding the effect of real estate depreciation, amortization and gains and losses from sales of real estate, all of which are based on historical cost accounting and which may be of limited significance in evaluating current performance, we believe that such measure can facilitate comparisons of operating performance between periods and between other REITs, even though FFO per diluted unit does not represent an amount that accrues directly to holders of our OP units. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

For these reasons, NAREIT adopted the definition of FFO in order to promote an industry-wide measure of REIT operating performance.

We calculate FFO per diluted unit, in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or calculate FFO per diluted unit in accordance with NAREIT guidance. In addition, although FFO per diluted unit is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating performance measure prescribed by GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures) and other items have been and will be incurred and are not reflected in the FFO per diluted unit presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statement of operations and cash flows include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, FFO per diluted unit should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, FFO per diluted unit does not measure, and should not be used as a measure of, amounts that accrue directly to unitholders’ benefit.

Comparable Hotel Operating Results

We present certain operating results for our full-service hotels, such as hotel revenues, expenses and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors. Our comparable hotel operating results present operating results for full-service hotels owned during the entirety of the periods being compared without giving effect to any acquisitions or dispositions, significant property damage or large scale capital improvements incurred during these periods. We present these comparable hotel operating results by eliminating corporate-level costs and expenses related to our capital structure, as well as depreciation and amortization. We eliminate corporate-level costs and expenses to arrive at property-level results because we believe property-level results provide investors with more specific insight into the ongoing operating performance of our hotels and the effectiveness of management in running our business on a property-level basis. We eliminate depreciation and amortization, because even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values have historically risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

As a result of the elimination of corporate-level costs and expenses and depreciation and amortization, the comparable hotel operating results we present do not represent our total revenues, expenses or operating profit and these comparable hotel operating results should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist management and investors in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations at comparable hotels (which represent the vast majority of our portfolio) or from other factors, such as the effect of acquisitions or dispositions. While management believes that presentation of comparable hotel results is a “same store” supplemental measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or assess the operating performance of these hotels, as these decisions are based on data for individual hotels and are not based on comparable portfolio hotel results. For these reasons, we believe that comparable hotel operating results, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to investors and management.

The following table presents certain operating results and statistics for our comparable hotels for fiscal years 2003 and 2002.

Comparable Hotel Results

(in millions, except hotel statistics)

	Year ended December 31,
	2003	2002
Number of hotels	112	112
Number of rooms	54,888	54,888
Percent change in Comparable Hotel RevPAR	(4.2)%
Comparable hotel sales
Room	$1,937	$2,052
Food and beverage	1,061	1,091
Other	224	250

Comparable hotel sales (1)	3,222	3,393

Comparable hotel expenses
Room	490	502
Food and beverage	791	798
Other	137	142
Management fees, ground rent and other costs	1,109	1,117

Comparable hotel expenses (2)	2,527	2,559

Comparable Hotel Adjusted Operating Profit	695	834
Non-comparable hotel results, net (3)	43	13
Comparable hotels classified as held for sale(4)	(7)	(9)
Office building and limited service properties, net	1	4
Other income	12	—
Depreciation and amortization	(367)	(358)
Corporate and other expenses	(61)	(47)

Operating Profit	$316	$437

(1)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Year ended December 31,
	2003	2002
Revenues per the consolidated statements of operations	$3,448	$3,516
Revenues of hotels held for sale	42	44
Non-comparable hotel sales	(221)	(172)
Hotel sales for the property for which we record rental income, net	46	45
Rental income for office buildings and limited service hotels	(75)	(77)
Other income	(12)	—
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(6)	37

Comparable hotel sales	$3,222	$3,393

(2) The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Year ended December 31,
	2003	2002
Operating costs and expenses per the consolidated statements of operations	$3,132	$3,079
Operating costs of hotels held for sale	35	35
Non-comparable hotel expenses	(183)	(155)
Hotel expenses for the property for which we record rental income	50	48
Rent expense for office buildings and limited service hotels	(74)	(73)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(5)	30
Depreciation and amortization	(367)	(358)
Corporate and other expenses	(61)	(47)

Comparable hotel expenses	$2,527	$2,559

(3)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) for 2003 and 2002 results, the difference between comparable hotel adjusted operating profit which reflects 364 days and 371 days, respectively, of operations and the operating results included in the consolidated statements of operations which reflects 365 days.

(4)	Results of operations for comparable hotels classified as held for sale whose results are included in discontinued operations in the consolidated statement of operations in accordance with SFAS 144.

The following table provides a reconciliation of net loss available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Host Marriott LP

Reconciliation of Net Loss Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Year ended December 31,
	2003			2002
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Unit	Per Unit Amount
Net loss available to common unitholders	$(21)	307.2	$(.07)	$(54)	289.2	$(.19)
Adjustments:
Gain on the disposition of the New York Marriott World Trade Center hotel	(56)	—	(.18)	—	—	—
Gain on dispositions, net	(9)	—	(.03)	(13)	—	(.04)
Depreciation and amortization	371	—	1.21	366	—	1.26
Partnership adjustments	24	—	.08	23	—	.08
Adjustments for dilutive securities:
Assuming distribution of common units for shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	3.5	(.02)	—	4.0	(.01)
Assuming conversion of Convertible Preferred Securities	—	—	—	32	30.9	(.01)

FFO per diluted unit(a)	$309	310.7	$.99	$354	324.1	$1.09

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include units distributed to Host REIT for Host REIT common shares granted under comprehensive stock plans, those preferred OP units held by minority partners, other minority interests that have the option to convert their limited partnership interest to common OP units and the Convertible Preferred Securities of Host REIT. No effect is shown for securities if they are anti-dilutive.

For 2003, the FFO per diluted unit includes the following items:

•	As a result of the World Trade Center insurance settlement in the fourth quarter of 2003, we recorded a gain of approximately $212 million, which is comprised of $156 million in post-2003 business interruption proceeds and $56 million from the disposition of the hotel. We excluded the $56 million gain on disposition from FFO in accordance with the NAREIT definition of FFO.

•	In conjunction with the redemption of $711 million of our senior notes in the fourth quarter of 2003, we incurred a total of approximately $28 million of expense related to the call premiums paid and the acceleration of related deferred financing fees. In addition, we incurred approximately $5 million of incremental interest expense during the redemption call period. In addition, we incurred approximately $2.3 million of call premiums and accelerated deferred financing fees related to a $71 million senior notes redemption in the third quarter of 2003.

•	In the fourth quarter of 2003, we made a partial repayment of the Canadian mortgage debt, which resulted in the related forward currency contracts hedge being deemed ineffective for accounting purposes. Accordingly, we recorded an approximate $17 million decrease in net income and FFO in the fourth quarter in addition to the approximate $1 million recorded in the first three quarters of 2003.

•

Approximately $9.6 million of other income in the third quarter of 2003 from the settlement of a claim that we brought against our directors’ and officers’ insurance carriers for reimbursement of defense costs and settlement payments incurred in resolving a series of related actions brought against us and Marriott International that arose from the sale of certain limited partnership units to investors prior to 1993. The settlement amount, net of taxes of approximately $2.4 million, totaled $7.2 million.

New Accounting Pronouncements

The FASB recently issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity’s other financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. On October 8, 2003, the Financial Accounting Standards Board (FASB) issued guidance with respect to SFAS 150 that issuers whose financial statements include consolidated ventures with finite lives should reflect any minority interests in such consolidated ventures as a liability on the issuer’s financial statements presented at its fair value as of the applicable balance sheet date. Under SFAS 150, any fluctuation in the fair value of the minority interest from period to period would be recorded on the issuers financial statements as interest expense for the change in the fair value of the liability. As a result of applying SFAS 150 in accordance with this guidance from the FASB, in our third quarter 2003 Form 10-Q we recorded a loss from a cumulative effect of a change in accounting principle of $24 million. Additionally, we included in our liabilities as of September 12, 2003, minority interests with a fair value of $112 million.

On November 7, 2003, the FASB issued a FASB Staff Position (FSP) 150-3 indefinitely deferring the application of a portion of SFAS 150 with respect to minority interests in consolidated ventures entered into prior to November 5, 2003, effectively reversing its guidance of October 8, 2003. In accordance with the FSP 150-3, in the fourth quarter of 2003 we recorded a cumulative effect of change in accounting principle reversing the impact of our adoption of SFAS 150 with respect to consolidated ventures with finite lives.

We adopted Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46”), in 2003. In December 2003, the FASB issued a revision to FIN 46, which we refer to as FIN 46R. There is no impact from FIN 46R on our consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

The table below provides information about our derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average interest rates are based on implied forward rates in the yield curve as of December 31, 2003. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are presented in U.S. dollar equivalents, which is our reporting currency. The interest rate swaps and caps that we have entered into are strictly to hedge interest rate risk and not for trading purposes.

	Expected Maturity Date						Total	Fair Value
	2004	2005	2006	2007	2008	Thereafter
	($ in millions)
Liabilities
Debt:
Fixed Rate	$85	$63	$626	$860	$1,689	$2,475	$5,798	$5,916
Average interest rate	8.0%	8.0%	8.0%	7.9%	7.6%	7.3%
Variable Rate
Variable rate mortgages	$1	$89	$53	$—	$—	$—	$143	$140
Average interest rate	3.9%	5.3%	7.1%	—%	—%	—%

Total Debt (1)							$5,941	$6,056
Interest Rate Derivatives
Interest Rate Swaps
Fixed to Variable	$—	$—	$—	$692	$—	$—	$692	$37
Average pay rate	6.1%	7.5%	8.7%	9.4%	—%
Average receive rate	9.4%	9.4%	9.4%	9.4%	—%	—%

(1)	Excludes the fair market value of the swaps which were $37 million as of December 31, 2003.

As of December 31, 2003, approximately 86% of our debt bears interest at fixed rates. This debt structure largely mitigates the impact of changes in interest rates. We have some financial instruments that are sensitive to changes in interest rates, including our credit facility. The interest rate on our credit facility is based on a spread over LIBOR, ranging from 2.5% to 3.75%. There were no amounts outstanding on our credit facility at December 31, 2003.

Over time, we expect to decrease the proportion of fixed rate debt on our capital structure to 75% to 80% of our total debt, although there can be no assurances that we will be able to achieve this result on terms acceptable to us. In furtherance of this objective, we have entered into three interest rate swaps effectively converting $692 million of fixed rate payments to floating rate payments based on a spread to LIBOR.

On December 20, 2001, we entered into a 5-year interest rate swap agreement, which was effective on January 15, 2002 and matures in January 2007, effectively converting our Series I senior notes to floating rate debt. Under the swap, we receive fixed-rate payments of 9.5% and pay floating-rate payments based on one-month LIBOR plus 450 basis points on a $450 million notional amount. We have designated the interest rate swap as a fair value hedge for both financial reporting and tax purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the Series I notes are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swap at December 31, 2003 and December 31, 2002 was $34.5 million and $40.3 million, respectively, which is included in the senior notes line item on our consolidated balance sheet.

On August 21, 2003, we entered into two four-year interest rate swap agreements, which mature October 2007, effectively converting our Series G senior notes to floating rate debt. Under the swaps, we receive fixed-rate payments of 9.25% and we make floating-rate payments based on six-month LIBOR plus 590 basis points on a $242 million notional amount, which is equal to the current amount of outstanding Series G senior notes. We have designated the interest rate swaps as fair value hedges for both financial reporting and tax purposes and the amounts paid or received under the swap agreements will be recognized over the life of the agreements as an adjustment to interest expense. Changes in the fair value of the swaps and our Series G senior notes are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swaps at December 31, 2003 was $2.3 million, which is included in the senior notes line item on our consolidated balance sheet.

A change in LIBOR of 100 basis points will result in a $6.9 million increase or decrease in our annual interest expense as a result of the combined $692 million in swap agreements.

In addition, on September 9, 2003, we refinanced the $95 million fixed rate mortgage debt secured by the JW Marriott in Washington, D.C. with an $88 million floating-rate mortgage loan with an interest rate of one-month LIBOR plus 210 basis points. The loan matures September 2005, but can be extended for up to three additional years subject to the satisfaction of certain conditions. We also have approximately $55 million of floating rate mortgage debt associated with three of our Canadian properties. See below for further information.

Exchange Rate Sensitivity

Foreign Currency Forward Exchange Agreements

The table below summarizes information on instruments and transactions that are sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements as of December 31, 2003. The foreign currency exchange agreements that we have entered into are strictly to hedge foreign currency risk and not for trading purposes. For foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Maturity Date					Total	Fair Value
	2004	2005	2006	2007	Thereafter
	($ in millions)
Anticipated Transactions and Related Derivatives
Foreign Currency Forward Exchange Agreements Contract Amount	$7	$7	$57	$—	$—	$71	$(12)
Average Contractual Exchange Rate	1.56	1.57	1.57	—	—

On August 30, 2001, our Canadian subsidiaries entered into a mortgage loan pursuant to which they borrowed $96.6 million (denominated in U.S. dollars) at a variable rate of LIBOR plus 2.75%. The weighted average interest rate for this mortgage loan was 4.5% and 4.6%, respectively, for the years ended December 31, 2003 and 2002. In addition, since the mortgage loan on these Canadian properties is denominated in U.S. Dollars and the functional currency of the Canadian subsidiaries is the Canadian Dollar, the subsidiaries entered into currency forward contracts to hedge the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments. Up until April 2003 as discussed in “Debt”, these forward exchange contracts had been designated as a cash flow hedges of the debt service payments, and the forward contracts were recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. As of December 31, 2003, substantially all of the remaining forward contracts are not designated as a hedge and accordingly the change in fair value is recorded in operations each period. The fair value of the forward contracts was $(12.3) million and $3.8 million, respectively, at December 31, 2003 and December 31, 2002.

FORWARD-LOOKING STATEMENTS

In this report on Form 10-K and the information incorporated by reference herein we make some “forward-looking” statements. These statements are included throughout this report on Form 10-K and the information incorporated by reference herein, including in the section entitled “Risk Factors” and relate to, among other things, analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will,” “continue,” and other similar terms and phrases, including references to assumptions.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

•	national and local economic and business conditions and changes in travel patterns, including the effect of terror alerts and potential terrorist activity on travel, that will affect, among other things, demand for products and services at our hotels, the level of room rates and occupancy that can be achieved by such properties and the availability and terms of financing and our liquidity;

•	changes in taxes and government regulations that influence or determine wages, prices, construction procedures and costs;

•	our ability to maintain properties in a first-class manner, including meeting capital expenditure requirements;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with expectations;

•	our degree of leverage, which may affect our ability to obtain financing in the future;

•	the reduction in our operating flexibility and our ability to make distributions resulting from restrictive covenants in our debt agreements, including the risk of default that could occur;

•	government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	the effects of tax legislative action;

•	our ability to continue to satisfy complex rules in order for Host Marriott to maintain its REIT status for Federal income tax purposes, our ability to satisfy the rules to maintain our status as a partnership for Federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for Federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	the effect of any rating agency downgrades on the cost and availability of new debt financings;

•	the relatively fixed nature of our property-level operating costs and expenses;

•	our ability to recover fully under our existing insurance for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance on our properties; and

•	other factors discussed below under the heading “Risk Factors” and in other filings with the Securities and Exchange Commission, or the Commission.

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

Financial Risks and Risks of Operation

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.    Unlike corporations, our ability to reduce our debt and finance our growth largely must be funded by external sources of capital because Host Marriott is generally required to distribute to its stockholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income it recognizes for tax purposes but with regard to which it does not receive corresponding cash. Our ability to access the external capital we require could be hampered by a number of factors many of which are outside of our control, including, without limitation, declining general market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, excessive cash distributions or decreases in the market price of Host Marriott’s common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt and the payment of distributions. The occurrence of any of these above-mentioned factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us or at all and the failure to obtain necessary external capital could have a material adverse effect on our ability to finance our future growth.

We have substantial leverage.    We have a significant amount of indebtedness and that could have important consequences. It currently requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions to our stockholders and other general purposes. Additionally, our high level of indebtedness could:

•	limit our ability in the future to undertake refinancings of our indebtedness or obtain financing for expenditures, acquisitions, development or other general corporate or business purposes; or

•	affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

If our cash flow and working capital were not sufficient to fund our expenditures or service our indebtedness, we would have to raise additional funds through:

•	the sale of our equity;

•	the incurrence of additional permitted indebtedness by the Operating Partnership; or

•	the sale of our assets.

We cannot assure you that any of these sources of funds would be available to us or, if available, would be on terms that we would find acceptable or in amounts sufficient for us to meet our obligations or fulfill our business plan.

Our revenues and the value of our properties are subject to conditions affecting the lodging industry.     The lodging industry has experienced a difficult period, and operations have generally been declining for the past several years, which has caused declines in our revenue per available room, or RevPAR, and profit margins. The decline in the lodging industry has been attributed to a number of factors including a weak economy, the effect of terror alerts and potential terrorist activity in the United States and the war in Iraq, all of which have changed the travel patterns of both business and leisure travelers. It is not clear whether these changes are permanent or whether they will continue to evolve creating new opportunities or difficulties for the industry. Any forecast we make regarding our results of operations may be affected and can change based on the following risks:

•	changes in the national, regional and local economic climate;

•	reduced demand and increased operating costs and other conditions resulting from terrorist threats;
•	changes in business and leisure travel patterns;

•	local market conditions such as an oversupply of hotel rooms or a reduction in lodging demand;

•	the attractiveness of our hotels to consumers relative to our competition;

•	the performance of the managers of our hotels;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	unionization of the labor force at our hotels.

Our expenses may not decrease if our revenue drops.    Many of the expenses associated with owning and operating hotels, such as debt payments, property taxes, insurance, utilities and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue at the property. Because of weak economic conditions over the last several years, particularly in the lodging industry, we have been working with our managers to reduce the operating costs of our hotels. While we have achieved reductions in operating costs as a result of these efforts, further cost reductions could be difficult to achieve if operating levels continue to decline. Some of the cost reduction efforts undertaken may eventually need to be reversed even if operations remain at reduced levels. Regardless of these efforts to reduce costs, our expenses will be affected by inflationary increases, and in the case of certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. Our managers may be unable to offset any such increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures could adversely affect the growth of our business and the value of our hotel properties.

Our revenues may be affected by increased use of reservation systems based on the Internet.    Although a majority of the rooms sold on the Internet are sold through websites maintained by our managers, a growing number of rooms are also sold through independent Internet sites. These independent Internet sites often purchase rooms at a negotiated discount from participating properties, which could result in lower average room rates compared to the room rates offered by the manager on its website. While we do not believe that price is the only factor considered when choosing our properties, if the room rate available to consumers using the independent Internet sites were to be significantly lower than those offered by our managers on their websites our results of operations could be adversely affected.

Our ground lease payments may increase faster than the revenues we receive on the hotels situated on the leased properties.    As of February 15, 2004, forty of our hotels are subject to ground leases. These ground leases generally require increases in ground rent payments every five years. Our ability to service our debt could be adversely affected to the extent that our revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which may result in a lower sales price.

We do not control our hotel operations and we are dependent on the managers of our hotels.    Because federal income tax laws restrict REITs and their subsidiaries from operating a hotel, we do not manage our hotels. Instead, we lease substantially all of our full-service properties to subsidiaries that qualify as a “taxable REIT subsidiaries” under applicable REIT laws, and our taxable REIT subsidiaries retain third-party managers to manage our hotels pursuant to management agreements. Our income from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they fail to maintain a quality brand name. While our taxable REIT subsidiaries monitor the hotel managers’ performance, we have limited specific recourse under our management agreements if we believe that the hotel managers are not performing adequately. In addition, from time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate such a dispute.

Failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our hotel managers manage, and in some cases own or have invested in, hotels that compete with our hotels, which may result in conflicts of interest. As a result, our managers have in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests.

The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.    The documents governing the terms of the senior notes and our credit facility contain covenants that place restrictions on us and our subsidiaries. The activities upon which such restrictions exist include, but are not limited to:

•	acquisitions, mergers and consolidations;

•	the incurrence of additional debt;

•	the creation of liens;

•	the sale of assets;

•	capital expenditures;

•	raising capital from the issuance of certain types of mandatorily redeemable capital stock;

•	the payment of dividends; and

•	transactions with affiliates.

In addition, certain covenants in our credit facility require us and our subsidiaries to meet financial performance tests. The restrictive covenants in the indenture, the credit facility and the documents governing our other debt (including our mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt.

Our mortgage debt contains provisions that may reduce our liquidity.    Certain of our mortgage debt requires that, to the extent cash flow from the hotels which secure such debt drops below stated levels, we escrow cash flow after the payment of debt service until operations improve above the stated levels. In some cases, the escrowed amount may be applied to the outstanding balance of the mortgage debt. When such provisions are triggered, there can be no assurance that the affected properties will achieve the minimum cash flow levels required to trigger a release of any escrowed funds. The amounts required to be escrowed may be material and may negatively affect our liquidity by limiting our access to cash flow after debt service from these mortgaged properties.

Host Marriott’s future cash distributions on preferred and common stock may be limited by the terms of our indebtedness and its ability to pay dividends on its common stock may be further limited by the terms of its preferred stock.    Under the terms of our credit facility and our senior notes indenture, distributions to Host Marriott by us, which Host Marriott depends upon in order to obtain the cash necessary to pay dividends, are permitted only to the extent that, at the time of the distributions, we can satisfy certain financial covenant tests and meet other requirements. For example, to make distributions to Host Marriott, we must in general have a consolidated coverage ratio (measuring the pro forma ratio of our consolidated EBITDA to our consolidated interest expense) of 2.0 to 1.0 or greater.

In addition, the aggregate amount of all of our debt, not including Host Marriott’s convertible preferred securities must be less than or equal to 65% of our total assets plus accumulated depreciation. If we fail to meet these requirements, we will only be able to make cash distributions to Host Marriott, subject to compliance with certain other requirements, in the amounts required for it to maintain its qualification as a REIT. Host Marriott is currently required to distribute to its stockholders at least 90% of its taxable income to maintain its status as a REIT. As of December 31, 2003, Host Marriott remained under the 2.0 to 1.0 EBITDA-to-interest coverage ratio. Accordingly, we will be able to make contributions to Host Marriott and Host Marriott will be able to pay dividends only to the extent that it has taxable income and is required to make distributions to maintain its status as a REIT.

Under the terms of each of Host Marriott’s class A, class B, class C and class D cumulative redeemable preferred stock, it is not permitted to pay dividends on its common stock unless cumulative dividends have been paid (or funds for payment have been set aside for payment) on each such class of preferred stock. Therefore, Host Marriott’s ability to pay a dividend on its common stock is subject to its having previously paid all cumulative dividends accrued on its outstanding classes of preferred stock. Host Marriott’s ability to pay dividends on its preferred and common stock is also limited by the terms of its convertible preferred securities.

The payment by Host Marriott of any dividends on either common or preferred shares depends on operating performance and its impact on current and prior year taxable income and whether our EBITDA-to-interest ratio is below 2.0 to 1.0 coverage for the fiscal year. We cannot provide assurance that our operations will be sufficient to permit us to make distributions to Host Marriott that are sufficient to permit Host Marriott to pay a dividend on its common stock or preferred stock.

Rating Agency downgrades may increase our cost of capital.    Both our senior notes and Host Marriott’s preferred stock are rated by independent rating agencies, such as Moody’s and Standard & Poor’s. These rating agencies may elect to downgrade their ratings on our debt and Host Marriott’s preferred stock at any time. These downgrades negatively affect our access to the capital markets and increase our cost of capital.

Our management agreements could impair the sale or financing of our hotels.    Under the terms of our management agreements, we generally may not sell, lease or otherwise transfer the hotels unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance or sell any of the properties, depending upon the structure of such transactions, may require the manager’s consent. If, in these circumstances, the manager does not consent, we would be prohibited from taking actions in our best interest without breaching the management agreement.

The acquisition contracts relating to some hotels limit our ability to sell or refinance those hotels.    For reasons relating to tax considerations of the former and current owners of nine hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt encumbering such hotels for varying periods depending on the hotel. We have also agreed not to sell more than 50% of the original allocated value attributable to the former owners of a portfolio of 11 additional hotels, or to take other actions that would result in the recognition and allocation of gain to the former owners of such hotels for income tax purposes. We anticipate that, in specified circumstances, we may agree to similar restrictions in connection with future hotel acquisitions. As a result, even if it were in our best interests to sell these hotels or repay or otherwise reduce the level of the mortgage debt on such hotels, it may be difficult or costly to do so during their respective lock-out periods.

We may be unable to sell properties because real estate investments are illiquid.    Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and our ability to service our debt. In addition, there are limitations under the federal tax laws applicable to REITs that may limit our ability to recognize the full economic benefit from a sale of our assets.

We depend on our key personnel.    Our success depends on the efforts of our executive officers and other key personnel. None of our key personnel have employment agreements, and we do not maintain key person life insurance for any of our executive officers. We cannot assure you that these key personnel will remain employed by us. While we believe that we could find replacements for these key personnel, the loss of their services could have a significant adverse effect on our financial performance.

Litigation judgments or settlements could have a material adverse effect on our financial condition.    We are a party to various lawsuits, including lawsuits relating to Host Marriott’s conversion into a REIT (referred to as the “REIT Conversion”). While we and the other defendants to such lawsuits believe all of the lawsuits in which we are a defendant are without merit and we are vigorously defending against such claims, we can give no assurance as to the outcome of any of the lawsuits. If any of the lawsuits were to be determined adversely to us or a settlement involving a payment of a material sum of money were to occur, there could be a material adverse effect on our financial condition.

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

Future terrorist attacks or changes in terror alert levels could adversely affect us.    Previous terrorist attacks in the United States have adversely affected the travel and hospitality industries, including the full-service portion of the hotel industry. The impact which terrorist attacks in the United States or elsewhere could have on our business in particular and the U.S. economy, the global economy and global financial markets in general is indeterminable. It is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and on our results of operations and financial condition as a whole.

Some potential losses are not covered by insurance.    We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is an overall limit as well as various sub-limits on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims such as service interruption, abatement, earthquakes, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case of our hotels where the manager provides this coverage, any such claims will also be combined with the claims of other owners participating in the managers’ program for the same purpose. That means that, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the management company, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached and each affected hotel will only receive a proportional share of the amount of insurance proceeds provided for under the policy. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive sufficient coverage for risks that affect multiple properties such as earthquakes or certain types of terrorism.

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

We may not be able to recover fully under our existing terrorism insurance for losses caused by some types of terrorist acts, and federal terrorism legislation does not ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.    As a result of the September 11, 2001 terrorist attacks, most insurers ceased to offer terrorism coverage in conjunction with “all-risk” property policies (described below), and the main source of property terrorism coverage became separate “standalone” terrorism insurance policies offering limited coverage amounts with high premium levels. We have procured such standalone terrorism coverage, which is subject to annual aggregate limits which fall below the full replacement cost of certain high value properties, and with more limited coverage than the all-risk program shared among various hotels.

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

We, through Marriott International and our broker for certain of our non-Marriott International properties, purchased the additional TRIA terrorism coverage. The original standalone policies were allowed to expire. This terrorism coverage, compared to standalone coverage, offers the higher limits and more comprehensive coverage associated with our all-risk programs. However, as noted above, the all-risk program also has limitations such as per occurrence limits and sublimits which might have to be shared proportionally across participating hotels under certain loss scenarios. All-risk insurers also only have to provide TRIA-related coverage for “certified” acts of terrorism—namely those which are committed on behalf of non-United States persons or interests. Further, we do not have full replacement coverage at all of our properties for acts of terrorism committed on behalf of United States persons or interests, as our coverage for such incidents is limited to that provided by a new standalone program, or an endorsement to the policy covering our non-Marriott properties, and their aggregate limits. In addition, property damage related to war and to nuclear incidents is excluded under our standalone terrorism policy. The all-risk policy also excludes coverage for chemical and biological incidents, and it is unclear whether these incidents would be covered under our other standalone policy. While TRIA will reimburse insurers for losses resulting from nuclear, biological and chemical perils, TRIA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. In addition, TRIA terminates on December 31, 2005, and there is no guarantee that the terrorism coverage that it mandates will be readily available or affordable thereafter. As a result of the above, there remains considerable uncertainty regarding the extent and adequacy of terrorism coverage that will be available to protect our interests in the event of future terrorist attacks that impact our properties.

Risks Relating to Redemption of OP Units

A holder who redeems OP Units may have adverse tax effects.    A holder of OP Units who redeems OP Units will be treated for tax purposes as having sold the OP Units. The sale will be taxable and the holder will be treated as realizing an amount equal to the sum of the value of the common stock or cash the holder receives plus the amount of operating partnership nonrecourse liabilities allocable to the redeemed OP Units. The gain or loss recognized by the holder of OP Units is measured by the difference between the amount realized by the holder and the holder’s basis in the OP Units redeemed (which will include the amount of our nonrecourse liabilities allocable to the redeemed OP Units). It is possible that the amount of gain the holder recognizes could exceed the value of the common stock the holder receives. It is also possible that the tax liability resulting from this gain could exceed the value of the common stock or cash the holder receives.

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

Differences between an investment in shares of common stock and OP Units may affect redeeming holders of OP Units.    If a holder of OP Units elects to redeem OP Units, we will determine whether the holder receives cash or shares of Host Marriott’s common stock in exchange for the OP Units. Although an investment in shares of Host Marriott’s common stock is substantially similar to an investment in OP Units, there are some differences between ownership of OP Units and ownership of Host Marriott’s common stock. These differences include form of organization, management structure, voting rights, liquidity and federal income taxation, some of which may be material to investors.

There are possible differing fiduciary duties of Host Marriott, as the general partner, and the Board of Directors of Host Marriott.    Host Marriott, as our general partner, and the Board of Directors of Host Marriott, respectively, owe fiduciary duties to their constituent owners. Although some courts have interpreted the fiduciary duties of the Board of Directors in the same way as the duties of a general partner in a limited partnership, it is unclear whether, or to what extent, there are differences in such fiduciary duties. It is possible that the fiduciary duties of the directors of Host Marriott to its shareholders may be less than those of Host Marriott, as our general partner, to the holders of OP Units.

We expect to make distributions to Host Marriott even when we cannot otherwise make restricted payments under the senior notes indenture and the credit facility.    Under the senior notes indenture, we are only allowed to make restricted payments if, at the time we make such a restricted payment, we are able to incur at least $1.00 of indebtedness under the “Limitation on Incurrence of Indebtedness and Issuance of Disqualified Stock” covenant. If our consolidated coverage ratio becomes less than 2.0 to 1.0, which did occur beginning in the third quarter of 2002, we will not be able to incur $1.00 of additional indebtedness and, thus, will not be able to make any restricted payments until we comply with the covenant.

Even when we are unable to make restricted payments during the period that our consolidated coverage ratio is less than 2.0 to 1.0, the senior notes indenture permits us to make permitted REIT distributions, which are any distributions (1) to Host Marriott that are necessary to maintain Host Marriott’s status as a REIT under the Internal Revenue Code or to satisfy the distributions required to be made by reason of Host Marriott’s making of the election provided for in Notice 88-19 (or Treasury regulations issued pursuant thereto) if the aggregate principal amount of all of our outstanding indebtedness (other than our convertible debt obligations to Host Marriott) and that of our restricted subsidiaries, on a consolidated basis, at such time is less than 80% of Adjusted Total Assets (as defined in the indenture) and (2) to certain other holders of our partnership units where such distribution is required as a result of, or a condition to, the payment of distributions to Host Marriott.

We intend, during the period that we are unable to make restricted payments under the senior notes indenture and under similar restrictions under the credit facility, to continue our practice of distributing quarterly, based on our current estimates of taxable income for any year, an amount of our available cash sufficient to enable Host Marriott to pay quarterly dividends on its preferred stock (and, to the extent permitted under the credit facility, on its common stock) in an amount necessary to satisfy the requirements applicable to REITs under the Internal Revenue Code. In the event that we make distributions to Host Marriott to enable it to pay dividends in amounts in excess of those necessary for Host Marriott to maintain its status as a REIT, we will be in default under the senior notes indenture.

Risks of Ownership of Host Marriott’s Common Stock

There are limitations on the acquisition of Host Marriott’s common stock and changes in control of Host Marriott.    Host Marriott’s charter and bylaws, our partnership agreement, Host Marriott’s stockholder rights plan and the Maryland General Corporation Law contain a number of provisions, the exercise of which could delay, defer or prevent a transaction or a change in control of Host Marriott that might involve a premium price for its stockholders or otherwise be in their best interests, including the following:

•	Ownership limit. The 9.8% ownership limit described under “Risk Factors—Risks of Ownership of Host Marriott’s Common Stock—There are possible adverse consequences of limits on ownership of Host Marriott’s common stock” may have the effect of precluding a change in control of Host Marriott by a third party without the consent of its Board of Directors, even if the change in control would be in the interest of its stockholders, and even if the change in control would not reasonably jeopardize its real estate investment trust, or “REIT,” status.

•

Staggered board.    Host Marriott’s charter provides that its number of directors may be increased or decreased according to its bylaws, provided that the total number of directors is not less than three nor more than 13. Pursuant to Host Marriott’s bylaws, the number of directors will be fixed by its Board of

Directors within the limits in its charter. Host Marriott’s Board of Directors is divided into three classes of directors. Directors for each class are chosen for a three-year term when the term of the current class expires. The staggered terms for directors may affect stockholders’ ability to effect a change in control of Host Marriott, even if a change in control would be in the interest of its stockholders. Currently, there are seven directors.

•	Removal of board of directors. Host Marriott’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than its common stock, directors may be removed only for cause and only by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast for the election of directors. Vacancies on the Board of Directors may be filled by the concurring vote of a majority of the remaining directors and, in the case of a vacancy resulting from the removal of a director by the stockholders, by at least two-thirds of all the votes entitled to be cast in the election of directors.

•	Preferred shares; classification or reclassification of unissued shares of capital stock without stockholder approval. Host Marriott’s charter provides that the total number of shares of stock of all classes that it has authority to issue is 800,000,000, initially consisting of 750,000,000 shares of common stock and 50,000,000 shares of preferred stock, of which 14,173,182 shares of preferred stock were issued and outstanding as of December 31, 2003. Host Marriott’s Board of Directors has the authority, without a vote of stockholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. The issuance of preferred shares or other shares having special preferences or rights could delay, defer or prevent a change in control even if a change in control would be in the interests of Host Marriott’s stockholders. Because Host Marriott’s Board of Directors has the power to establish the preferences and rights of additional classes or series of shares without a stockholder vote, its Board of Directors may give the holders of any class or series preferences, powers and rights, including voting rights, senior to the rights of holders of its common stock.

•	Consent rights of the limited partners. Under our partnership agreement, we generally will be able to merge or consolidate with another entity with the consent of partners holding limited percentage interests that are more than 50% of the aggregate percentage interests of the outstanding limited partnership interests entitled to vote on the merger or consolidation, including any limited partnership interests held by Host Marriott, as long as the holders of limited partnership interests either receive or have the right to receive the same consideration as Host Marriott’s stockholders. Host Marriott, as holder of a majority of our limited partnership interests, would be able to control the vote. Under Host Marriott’s charter, holders of at least two-thirds of its outstanding shares of common stock generally must approve the merger or consolidation.

•	Maryland business combination law. Under the Maryland General Corporation Law, specified “business combinations,” including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s then outstanding shares, or an “interested stockholder,” or an affiliate of the interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any of these specified business combinations must be approved by 80% of the votes entitled to be cast by the holders of outstanding voting shares and by two-thirds of the votes entitled to be cast by the holders of voting shares other than voting shares held by an interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder. Host Marriott is subject to the Maryland business combination statute.

•

Maryland control share acquisition law.    Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by directors who are employees of the corporation. “Control shares” are voting shares which, if aggregated with all other voting shares previously acquired by the acquiror or over which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-tenth or more but less than one-third, (2) one-third or more but less than a majority or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares, subject to specified exceptions. Host Marriott is subject to these control share provisions of Maryland law.

•	Merger, consolidation, share exchange and transfer of our assets. Pursuant to Host Marriott’s charter, subject to the terms of any outstanding class or series of capital stock, it can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer its assets within the meaning of the Maryland General Corporation Law if approved (1) by its Board of Directors in the manner provided in the Maryland General Corporation Law and (2) by its stockholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of Host Marriott with or into a trust organized for the purpose of changing its form of organization from a corporation to a trust requires only the approval of its stockholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specified mergers may be approved without a vote of stockholders and a share exchange is only required to be approved by a Maryland corporation by its Board of Directors if the corporation is the successor. Host Marriott’s voluntary dissolution also would require approval of stockholders holding two-thirds of all the votes entitled to be cast on the matter.

•	Amendments to Host Marriott’s charter and bylaws. Host Marriott’s charter contains provisions relating to restrictions on transferability of its common stock, the classified Board of Directors, fixing the size of its Board of Directors within the range set forth in its charter, removal of directors and the filling of vacancies, all of which may be amended only by a resolution adopted by the Board of Directors and approved by its stockholders holding two-thirds of the votes entitled to be cast on the matter. Amendments of this provision of Host Marriott’s charter also would require action of its Board of Directors and approval by stockholders holding two-thirds of all the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, Host Marriott’s bylaws provide that directors have the exclusive right to amend its bylaws.

•	Stockholder rights plan. Host Marriott adopted a stockholder rights plan which provides, among other things, that when specified events occur, its stockholders will be entitled to purchase from it a newly created class or series of junior preferred shares, subject to its ownership limit described below. The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of Host Marriott’s outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 20% or more of its outstanding common stock. The exercise of the preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire Host Marriott on terms not approved by its Board of Directors.

There are possible adverse consequences of limits on ownership of Host Marriott’s common stock.    To maintain its qualification as a REIT for federal income tax purposes, not more than 50% in value of Host Marriott’s outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Internal Revenue Code to include some entities. In addition, a person who owns, directly or by attribution, 10% or more of an interest in a tenant of Host Marriott, or a tenant of any partnership in which it is a partner, cannot own, directly or by attribution, 10% or more of Host Marriott’s shares without jeopardizing its qualification as a REIT. Primarily to facilitate maintenance of Host Marriott’s qualification as a REIT for federal income tax purposes, the ownership limit under its charter prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group, of more than 9.8% of the issued and outstanding shares of its common stock, subject to an exception for shares of its common stock held prior to the REIT conversion so long as the holder would not own more than 9.9% in value of Host Marriott’s outstanding shares after the REIT conversion, and prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person, or persons acting as a group, of more than 9.8% of the issued and outstanding shares of any class or series of its preferred shares or any other class or series of stock. Together, these limitations are referred to as the “ownership limit.”

Host Marriott’s Board of Directors, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as “individuals” for purposes of the Internal Revenue Code if the Board of Directors is satisfied, based upon information required to be provided by the party seeking the waiver and, if it determines necessary or advisable, upon an opinion of counsel satisfactory to its Board of Directors, that ownership in excess of this limit will not cause a person who is an individual to be treated as owning shares in excess of the ownership limit, applying the applicable constructive ownership rules, and will not otherwise jeopardize its status as a REIT for federal income tax purposes (for example, by causing any of its tenants to be considered a “related party tenant” for purposes of the REIT qualification rules). Common stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the person who acquired the common stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of common stock or to receive any proceeds from the subsequent sale of the common stock in excess of the lesser of the price paid for the common stock or the amount realized from the sale. A transfer of shares of Host Marriott’s common stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of its common stock in excess of the ownership limit. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect the stockholders’ ability to realize a premium over the then-prevailing market price for Host Marriott’s common stock in connection with such transaction.

Shares of Host Marriott’s common stock that are or become available for sale could affect the price for shares of its common stock.    Sales of a substantial number of shares of Host Marriott’s common stock, or the perception that sales could occur, could adversely affect prevailing market prices for its common stock. In addition, holders of units of limited partnership interest in us (referred to as “OP Units”), whose OP Units are redeemed by us in exchange for common stock, will be able to sell those shares freely, unless the person is Host Marriott’s affiliate and resale of the affiliate’s shares is not covered by an effective registration statement. As of December 31, 2003, there are approximately 23.5 million OP Units outstanding, all of which are currently redeemable. Further, a substantial number of shares of Host Marriott’s common stock have been and will be issued or reserved for issuance from time to time under its employee benefit plans, including shares of its common stock reserved for options, and these shares of common stock would be available for sale in the public markets from time to time pursuant to exemptions from registration or upon registration. Moreover, additional shares of Host Marriott’s common stock issued by Host Marriott would be available in the future for sale in the public markets. We can make no prediction about the effect that future sales of Host Marriott’s common stock would have on the market price of its common stock.

Host Marriott’s earnings and cash distributions will affect the market price of shares of its common stock.    We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and is secondarily based upon the value of the underlying assets. For that reason, shares of Host Marriott’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent Host Marriott retains operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of its underlying assets, may negatively impact the market price of its common stock. Host Marriott’s failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of its common stock.

Market interest rates may affect the price of shares of Host Marriott’s common stock.    We believe that one of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher distribution rate. Thus, higher market interest rates could cause the market price of Host Marriott’s shares to go down.

Federal Income Tax Risks

Recent changes in taxation of corporate dividends may adversely affect the value of Host Marriott’s stock.    While corporate dividends have traditionally been taxed at ordinary income rates, dividends received by individuals through December 31, 2008 from regular C corporations generally will be taxed at the maximum capital gains tax rate of 15% as opposed to the maximum ordinary income tax rate of 35%. REIT dividends are not eligible for the lower capital gains rates, except in certain circumstances where the dividends are attributable to income that has been subject to corporate-level tax. While the earnings of a REIT that are distributed to its stockholders generally will be subject to less federal income taxation than earnings of a non-REIT C corporation that are distributed to its stockholders net of corporate-level income tax, this difference in the taxation of dividends could cause individual investors to view the stock of regular C corporations as more attractive relative to the stock of REITs. Individual investors could hold this view because the dividends from regular C corporations will generally be taxed at a lower rate while dividends from REITs will generally be taxed at the same rate as the individual’s other ordinary income. We cannot predict what effect, if any, this difference in the taxation of dividends may have on the value of the stock of REITs, either in terms of price or relative to other potential investments.

If the IRS were to challenge successfully our status as a partnership for federal income tax purposes, Host Marriott would cease to qualify as a REIT and suffer other adverse consequences would apply.    We believe that we qualify to be treated as a partnership for federal income tax purposes. As a partnership, we are not subject to federal income tax on our income. Instead, each of our partners, including Host Marriott, is required to pay tax on its allocable share of our income. No assurance can be provided, however, that the IRS will not challenge our status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating us as a corporation for tax purposes, Host Marriott would fail to meet the income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If we fail to qualify as a partnership for federal income tax purposes or Host Marriott fails to qualify as a REIT, either failure would cause an event of default under our credit facility that, in turn, could constitute an event of default under our outstanding debt securities. Also, our the failure to qualify as a partnership would cause us to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available to us for debt service and for distribution to our partners, including Host Marriott. Finally, our the classification as a corporation would cause Host Marriott to recognize gain at least equal to its “negative capital account,” if any.

To qualify as a REIT, Host Marriott is required to distribute at least 90% of its taxable income, irrespective of its available cash or outstanding obligations.    To continue to qualify as a REIT, Host Marriott currently is required to distribute to its stockholders with respect to each year at least 90% of its taxable income, excluding net capital gain. In addition, Host Marriott will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions made by it with respect to the calendar year are less than the sum of 85% of its ordinary income and 95% of its capital gain net income for that year and any undistributed taxable income from prior periods less excess distributions from prior years. We believe that Host Marriott intends to make distributions, subject to the availability of cash and in compliance with any debt covenants, to its stockholders to comply with the distribution requirement and to avoid the nondeductible excise tax and will rely for this purpose on distributions from us. However, there are differences in timing between Host Marriott’s recognition of taxable income and its receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be “phantom” income, which is taxable income that is not matched by cash flow to it. Due to some transactions entered into in years prior to the REIT conversion, Host

Marriott could recognize substantial amounts of “phantom” income. It is possible that these timing differences could require Host Marriott to borrow funds or to issue additional equity to enable it to meet the distribution requirement and, therefore, to maintain its REIT status, and to avoid the nondeductible excise tax. In addition, because the REIT distribution requirements prevent Host Marriott from retaining earnings, it will generally be required to refinance debt that matures with additional debt or equity. We cannot assure you that any of the sources of funds, if available at all, would be sufficient to meet Host Marriott’s distribution and tax obligations.

Adverse tax consequences would apply if Host Marriott failed to qualify as a REIT.    We believe that Host Marriott has been organized and has operated in such a manner so as to qualify as a REIT under the Internal Revenue Code, commencing with its taxable year beginning January 1, 1999, and we believe that Host Marriott currently intends to continue to operate as a REIT during future years. No assurance can be provided, however, that Host Marriott qualifies as a REIT or that new legislation, treasury regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to its qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Marriott fails to qualify as a REIT, it will be subject to Federal and state income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. In addition, unless entitled to statutory relief, Host Marriott would not qualify as a REIT for the four taxable years following the year during which REIT qualification is lost. Any determination that Host Marriott does not qualify as a REIT would have a material adverse effect on its results of operations and could reduce the value of its common stock materially. The additional tax liability on Host Marriott for the year or years in which it did not qualify would reduce its net earnings available for investment, debt service or distributions to its stockholders. Furthermore, Host Marriott would no longer be required to make any distributions to stockholders as a condition to REIT qualification, and all of its distributions to stockholders would be taxable as regular corporate dividends to the extent of its current and accumulated earnings and profits, or “E&P.” This means that stockholders taxed as individuals currently would be taxed on those dividends at capital gains rates and corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Internal Revenue Code. Host Marriott’s failure to qualify as a REIT also would cause an event of default under our credit facility that could lead to an acceleration of the amounts due under the credit facility, which, in turn, would constitute an event of default under our outstanding debt securities.

Host Marriott will be disqualified as a REIT at least for taxable year 1999 if it failed to distribute all of its E&P attributable to its non-REIT taxable years.    In order to qualify as a REIT, Host Marriott cannot have at the end of any taxable year any undistributed E&P that is attributable to one of its non-REIT taxable years. A REIT has until the close of its first taxable year as a REIT in which it has non-REIT E&P to distribute its accumulated E&P. Host Marriott was required to have distributed this E&P prior to the end of 1999, the first taxable year for which its REIT election was effective. If Host Marriott failed to do this, it will be disqualified as a REIT at least for taxable year 1999. We believe that distributions of non-REIT E&P that Host Marriott made were sufficient to distribute all of the non-REIT E&P as of December 31, 1999, but we cannot provide assurance that it met this requirement.

If its leases are not respected as true leases for Federal income tax purposes, Host Marriott would fail to qualify as a REIT.    To qualify as a REIT, Host Marriott must satisfy two gross income tests, under which specified percentages of its gross income must be passive income, like rent. For the rent paid pursuant to the leases, which constitutes substantially all of its gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for Federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. In addition, the lessees must not be regarded as related party tenants, as defined in the Internal Revenue Code. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this view. We also believe that Crestline, the lessee of substantially all of Host Marriott’s full service hotels prior to January 1, 2001, was not a related party tenant and, as a result of changes in the tax laws effective January 1, 2001, HMT Lessee, LLC, or HMT Lessee, will not be treated as a related party tenant so long as it qualifies as a taxable REIT subsidiary. If the leases were not respected as true leases for federal income tax purposes or if the lessees were regarded as related party tenants, Host Marriott would not be able to satisfy either of the two gross income tests applicable to REITs and it would lose its REIT status. See “Risk Factors—Federal Income Tax Risks—Adverse tax consequences would apply if Host Marriott failed to qualify as a REIT” above.

If HMT Lessee LLC fails to qualify as a taxable REIT subsidiary, Host Marriott would fail to qualify as a REIT.    For Host Marriott’s taxable years beginning on and after January 1, 2001, as a result of REIT tax law changes under the specific provisions of the Ticket to Work and Work Incentives Improvement Act of 1999, which we refer to as the “REIT Modernization Act”, Host Marriott is permitted to lease its hotels to one of our subsidiaries that is taxable as a corporation and that elects to be treated as a taxable REIT subsidiary. Accordingly, HMT Lessee has directly or indirectly acquired all of the full-service hotel leasehold interests from third parties. So long as HMT Lessee and other affiliated lessees qualify as taxable REIT subsidiaries of Host Marriott, they will not be treated as “related party tenants.” We believe that HMT Lessee qualifies to be treated as a taxable REIT subsidiary for federal income tax purposes. We cannot assure you, however, that the IRS will not challenge its status as a taxable REIT subsidiary for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in disqualifying HMT Lessee from treatment as a taxable REIT subsidiary, Host Marriott would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to qualify for the gross income tests and, accordingly, it would cease to qualify as a REIT. See “Risk Factors—Federal Income Tax Risks—Adverse tax consequences would apply if Host Marriott failed to qualify as a REIT” above.

Despite its REIT status, Host Marriott remains subject to various taxes, including substantial deferred and contingent tax liabilities.    Notwithstanding its status as a REIT, Host Marriott is subject, through its ownership interest in us, to certain Federal, state, local and foreign taxes on its income and property. In addition, Host Marriott will be required to pay Federal income tax at the highest regular corporate rate upon its share of any “built-in gain” recognized as a result of any sale before January 1, 2009, by us, of assets, including the hotels, in which interests were acquired by us from Host Marriott’s predecessor and its subsidiaries as part of the REIT conversion. Built-in gain is the amount by which an asset’s fair market value exceeded Host Marriott’s adjusted basis in the asset on January 1, 1999, the first day of its first taxable year as a REIT. The total amount of gain on which Host Marriott would be subject to corporate income tax if the assets that it held at the time of the REIT conversion were sold in a taxable transaction prior to January 1, 2009 would be material to it. In addition, at the time of the REIT conversion, Host Marriott expected that it or Rockledge Hotel Properties, Inc. or Fernwood Hotel Assets, Inc., or Rockledge and Fernwood, respectively (each of which is a taxable corporation in which we owned a 95% nonvoting interest and, as of April, 2001, acquired 100% of the voting interests and each of which elected to be a taxable REIT subsidiary effective January 1, 2001), likely would recognize substantial built-in gain and deferred tax liabilities in the next ten years without any corresponding receipt of cash by Host Marriott or us. Host Marriott may have to pay certain state income taxes because not all states treat REITs the same as they are treated for federal income tax purposes. Host Marriott may also have to pay certain foreign taxes to the extent it own assets or conduct operations in foreign jurisdictions. We are obligated under our partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host Marriott, as well as any liabilities that the IRS or the tax authorities successfully may assert against Host Marriott for corporate income taxes for taxable years prior to the time it qualified as a REIT. Host Marriott’s taxable REIT subsidiaries, including Rockledge, Fernwood and HMT Lessee, are taxable as corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions.

As a REIT, Host Marriott is subject to limitations on its ownership of debt and equity securities.    Subject to the exceptions discussed in this paragraph, a REIT is prohibited from owning securities in any one issuer to the extent that the value of those securities exceeds 5% of the value of the REIT’s total assets or the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities or more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a “taxable REIT subsidiary,” which is taxable as a corporation. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of the REIT’s total assets.

Host Marriott’s taxable REIT subsidiaries are subject to special rules that may result in increased taxes.    Several Internal Revenue Code provisions ensure that a taxable REIT subsidiary is subject to an appropriate level of Federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

Host Marriott may be required to pay a penalty tax upon the sale of a hotel.    The Federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% penalty tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend that we and our subsidiaries will hold the hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels as are consistent with our investment objectives. We cannot assure you, however, that the IRS might not contend that one or more of these sales is subject to the 100% penalty tax.

Item 8.    Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Marriott Corporation

INDEPENDENT AUDITORS’ REPORT

The Partners

Host Marriott, L.P.:

We have audited the accompanying consolidated balance sheets of Host Marriott, L.P. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners’ capital and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule III as listed in the index as Item 15(a)(ii). These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott L.P. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Partnership adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in 2002.

KPMG LLP

McLean, Virginia

February 23, 2004

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(in millions)

	2003	2002
ASSETS
Property and equipment, net	$7,085	$7,031
Assets held for sale	73	—
Notes and other receivables	54	53
Due from managers	62	82
Investments in affiliates	74	133
Other assets	360	547
Restricted cash	116	104
Cash and cash equivalents	764	361

Total assets	$8,588	$8,311

LIABILITIES AND PARTNERS’ CAPITAL
Debt
Senior notes	$3,180	$3,247
Mortgage debt	2,205	2,289
Convertible debt obligation to Host Marriott Corporation	492	492
Other	101	102

	5,978	6,130
Accounts payable and accrued expenses	108	118
Liabilities associated with assets held for sale	2	—
Other liabilities	166	252

Total liabilities	6,254	6,500

Minority interest	89	92
Limited partnership interests of third parties at redemption value (representing 23.5 million units and 27.7 million units at December 31, 2003 and 2002, respectively)	290	245
Partners’ capital
General partner	1	1
Cumulative redeemable preferred limited partner	339	339
Limited partner	1,587	1,136
Accumulated other comprehensive income (loss)	28	(2)

Total partners’ capital	1,955	1,474

	$8,588	$8,311

See Notes to Consolidated Financial Statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

(in millions, except per common unit amounts)

	2003	2002	2001
REVENUES
Rooms	$2,014	$2,073	$2,085
Food and beverage	1,095	1,096	1,062
Other	227	246	273

Total hotel sales	3,336	3,415	3,420
Rental income	100	101	136
Other income	12	—	2

Total revenues	3,448	3,516	3,558

OPERATING COSTS AND EXPENSES
Rooms	508	508	499
Food and beverage	823	811	792
Hotel departmental expenses	934	905	883
Management fees	138	156	171
Other property-level expenses	301	294	291
Depreciation and amortization	367	358	346
Corporate and other expenses	61	47	51
Lease repurchase expense	—	—	5

Total operating costs and expenses	3,132	3,079	3,038

OPERATING PROFIT	316	437	520
Interest income	11	20	36
Interest expense	(524)	(496)	(488)
Net gains on property transactions	5	5	6
Loss on foreign currency and derivative contracts	(19)	(2)	—
Minority interest expense	(4)	(8)	(16)
Equity in earnings (losses) of affiliates	(22)	(9)	3

INCOME (LOSS) BEFORE INCOME TAXES	(237)	(53)	61
Benefit from (provision for) income taxes	12	(4)	(9)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(225)	(57)	52
Income from discontinued operations	239	38	5

NET INCOME (LOSS)	14	(19)	57
Less: Distributions on preferred units	(35)	(35)	(32)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(21)	$(54)	$25

BASIC EARNINGS (LOSS) PER COMMON UNIT:
Continuing operations	$(.85)	$(.32)	$.07
Discontinued operations	.78	.13	.02

BASIC EARNINGS (LOSS) PER COMMON UNIT	$(.07)	$(.19)	$.09

DILUTED EARNINGS (LOSS) PER COMMON UNIT
Continuing operations	$(.85)	$(.32)	$.07
Discontinued operations	.78	.13	.02

DILUTED EARNINGS (LOSS) PER COMMON UNIT	$(.07)	$(.19)	$.09

See Notes to Consolidated Financial Statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME

Years Ended December 31, 2003, 2002 and 2001

(in millions)

Class A, B and C Preferred Units Outstanding	Common OP Units Outstanding		Preferred Limited Partner	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
8.1	218.8	Balance, December 31, 2000	196	1	726	(1)
—	—	Net income	—	—	57	—	$57
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	(5)	(5)
—	—	Foreign currency forward contracts	—	—	—	2	2
		Unrealized gain on HM Services common stock to net income	—	—	—	(1)	(1)

—	—	Comprehensive income					$53

—	0.5	Units issued to Host Marriott for the comprehensive stock and employee stock purchase plans	—	—	5	—
—	42.1	Redemptions of limited partnership interests	—	—	547	—
—	—	Distributions on OP Units	—	—	(222)	—
—	—	Distributions on Preferred Limited Partner Units	—	—	(32)	—
6.0	—	Issuance of Preferred OP Units	143	—	—	—
—	—	Market adjustment to record Preferred OP Units and OP Units of third parties at redemption value	—	—	81	—

14.1	261.4	Balance, December 31, 2001	339	1	1,162	(5)
—	—	Net income (loss)	—	—	(19)	—	$(19)
—	—	Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	2	2
—	—	Foreign currency forward contracts	—	—	—	2	2
		Unrealized gain on HM Services common stock to net income	—	—	—	(1)	(1)

—	—	Comprehensive income					$(16)

—	0.5	Units issued to Host Marriott for the comprehensive stock and employee stock purchase plans	—	—	8	—
—	1.8	Redemptions of limited partnership interests of third parties	—	—	13	—
—	—	Distributions on Preferred Limited Partner Units	—	—	(35)	—
—	—	Market adjustment to record Preferred OP Units and OP Units of third parties at redemption value	—	—	7	—

14.1	263.7	Balance, December 31, 2002	$339	$1	$1,136	$(2)
—	—	Net income	—	—	14	—	14
		Other comprehensive income (loss):
		Foreign currency translation adjustment	—	—	—	34	34
		Foreign currency forward contracts	—	—	—	(23)	(23)
—	—	Realized loss on foreign currency forward contracts	—	—	—	18	18
—	—	Unrealized gain on HM Services common stock to net income	—	—	—	1	1

—		Comprehensive income					$44

—	1.4	Units issued to Host Marriott for the comprehensive stock and employee stock purchase plans	—	—	9	—
—	4.2	Redemptions of limited partnership interests of third parties	—	—	23	—
—	51.0	Issuances of common OP units	—	—	501	—
—	—	Distributions on Preferred Limited Partner Units	—	—	(35)	—
—	—	Market adjustment to record preferred OP Units and OP Units of third parties at redemption value	—	—	(61)	—

14.1	320.3	Balance, December 31, 2003	$339	$1	$1,587	$28

See Notes to Consolidated Financial Statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(in millions)

	2003	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$14	$(19)	$57
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
(Gains) loss on disposals	(65)	(13)	—
Depreciation	11	14	32
Depreciation and amortization	367	358	346
Amortization of deferred financing costs	17	16	22
Income taxes	(33)	4	(15)
Net gains on property transactions	(5)	(5)	(6)
Equity in (earnings) losses of affiliates	22	9	(3)
Purchase of leases	—	—	(208)
Minority interest expense	4	8	16
Return of working capital from Marriott International	—	50	—
Changes in other assets	59	16	59
Changes in other liabilities	(18)	(58)	(10)

Cash provided by operations	373	380	290

INVESTING ACTIVITIES
Proceeds from sales of assets, net	184	—	60
Disposition of World Trade Center hotel	185	—	—
Acquisitions	(324)	(117)	(63)
Capital expenditures:
Renewals and replacements	(181)	(146)	(206)
Development	(12)	(11)	(56)
Other investments	(8)	(23)	(24)
Return of escrow funds from Marriott International	—	75	—
Notes receivable collections, net	—	—	10

Cash used in investing activities	(156)	(222)	(279)

FINANCING ACTIVITIES
Issuances of debt	813	—	980
Financing costs	(16)	(8)	(12)
Debt prepayments	(1,007)	(13)	(703)
Scheduled principal repayments	(52)	(63)	(55)
Issuances of OP Units	501	1	3
Issuances of preferred OP Units	—	—	143
Distributions on common OP Units	—	—	(298)
Distributions on preferred OP Units	(35)	(35)	(28)
Distributions to minority interests	(6)	(18)	(18)
Purchase of interest rate cap	—	(3)	—
Change in restricted cash	(12)	(10)	16

Cash provided by (used in) financing activities	186	(149)	28

INCREASE IN CASH AND CASH EQUIVALENTS	403	9	39
CASH AND CASH EQUIVALENTS, beginning of year	361	352	313

CASH AND CASH EQUIVALENTS, end of year	$764	$361	$352

See Notes to Consolidated Financial Statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2003, 2002 and 2001, minority partners converted operating partnership units (“OP Units”) valued at $41 million, $21 million and $547 million, respectively, in exchange for approximately 4.2 million, 1.8 million and 42.1 million shares, respectively, of common stock in Host Marriott Corporation.

Of the 2.3 million OP Units issued during 2002, 1.1 million OP Units were issued to acquire additional interests in the partnership owning the San Diego Marriott Hotel and Marina. This transaction resulted in an increase of $10.5 million to property and equipment and equity to reflect the fair value of the interests acquired. During April 2002, in a separate transaction, our ownership percentage in the San Diego partnership increased to 90% when the minority partners in the San Diego partnership exchanged their interests for approximately 6.9 million OP Units. The transaction resulted in an increase of $56.1 million in property and equipment and a corresponding increase in minority interest liability to reflect the fair value of the interests acquired.

During January 2002, we transferred the St. Louis Marriott Pavilion to the mortgage lender. We recorded the difference between the debt extinguished, the deferred incentive management fees forgiven and the fair value of the assets surrendered of $22 million, net of tax expense of $9 million, as discontinued operations.

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

See Notes to Consolidated Financial Statements.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

Host Marriott, L.P., a Delaware limited partnership, or Host LP, operating through an umbrella partnership structure with Host Marriott Corporation as the sole general partner, is primarily the owner of hotel properties. Host Marriott Corporation operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries.

As of December 31, 2003, we owned, or had controlling interests in, 117 upper-upscale and luxury, full-service hotel lodging properties generally located throughout the United States, Canada and Mexico operated primarily under the Marriott, Ritz-Carlton, Four Seasons, Hyatt and Hilton brand names. Of these properties, 93 are managed or franchised by Marriott International, Inc. and its subsidiaries or Marriott International.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Host LP and our subsidiaries and controlled affiliates. We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority shareholders or other partners to participate in or block management decisions. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, Interpretation No. 46, “Consolidation of Variable Interest Entities” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated, including the dividends and related transactions for our Class D Cumulative Redeemable Preferred Units held by one of our wholly-owned subsidiaries. In these consolidated financial statements, “we” or “Host LP” refers to Host Marriott, L.P. and its consolidated subsidiaries. “Host Marriott” refers to Host Marriott Corporation and is presented as the predecessor to Host LP since we and our subsidiaries received substantially all of the continuing operations, assets and liabilities of Host Marriott and its subsidiaries at the time of its conversion to a REIT.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for the Impact of the September 11, 2001 Terrorist Acts

On December 3, 2003, we settled all outstanding issues related to the terrorist attacks of September 11, 2001 with our insurer, Marriott International, Inc. and the Port Authority of New York and New Jersey for the New York Marriott World Trade Center and Financial Center hotels and received net proceeds of approximately $372 million, of which $65 million was used to repay the outstanding mortgage on the World Trade Center hotel. Prior to reaching this settlement, we were obligated under our ground lease to rebuild the hotel on the site and as such recorded insurance proceeds in continuing operations. We recorded business interruption proceeds, net of expenses, of $14 million and $11 million for the World Trade Center hotel in 2003 and 2002, respectively, and a

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

gain on the settlement of approximately $212 million in 2003. We now consider the World Trade Center hotel to be abandoned and the gain on disposition and related business interruption income, net of expenses, for that hotel has been reclassified to discontinued operations for all periods presented in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets.” As part of the settlement, we received a right of first offer through 2023 with respect to hotel development on the World Trade Center site.

The New York Financial Center hotel was also damaged in the attacks and, as a result, we recorded business interruption proceeds, net of expenses, of approximately $3 million and $6 million in room revenues in the consolidated statement of operations in 2003 and 2002, respectively.

Earnings (Loss) Per Unit

Basic earnings (loss) per unit is computed by dividing net income (loss) available to common OP unitholders as adjusted for potentially dilutive securities, by the weighted average number of common OP Units outstanding. Diluted earnings (loss) per unit is computed by dividing net income (loss) available to common OP unitholders as adjusted for potentially dilutive securities, by the weighted average number of common OP Units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Marriott for Host Marriott common shares granted under comprehensive stock plans, preferred OP Units held by minority partners, other minority interests that have the option to convert their limited partnership interests to common OP Units and the Convertible Preferred Securities. No effect is shown for any securities that are anti-dilutive.

A reconciliation of the number of units utilized for the calculation of diluted earnings per unit follows (in millions, except per unit amounts):

	Year ended December 31,
	2003			2002			2001
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income (loss)	$14	307.2	$(.05)	$(19)	289.2	$(.07)	$57	282.3	$.20
Distributions on preferred OP Units	(35)	—	(.12)	(35)	—	(.12)	(32)	—	(.11)

Basic earnings (loss) available to common unitholders	(21)	307.2	(.07)	(54)	289.2	(.19)	25	282.3	.09
Assuming distribution of units to Host Marriott Corporation for Host Marriott Corporation common shares granted under the comprehensive stock plan, less shares assumed purchased at average market price	—	—	—	—	—	—	—	5.1	—
Assuming conversion of Preferred OP Units	—	—	—	—	—	—	—	—	—

Diluted earnings (loss)	$(21)	307.2	$(.07)	$(54)	289.2	$(.19)	$25	287.4	$.09

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

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We will classify a hotel as held for sale in the period in which we have made the decision to dispose of the hotel, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could cause the transaction not to be completed in a timely manner. If this criteria is met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease incurring depreciation. We will classify the loss, together with the related operating results, as discontinued operations on our statement of operations and classify the assets and related liabilities as held for sale on the balance sheet.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions.

Minority Interest

Minority interest consists of limited partnership interests in consolidated investments that have finite lives of $86 million and $89 million, respectively, and those investments that have infinite lives of $3 million at December 31, 2003 and 2002.

Income Taxes

Host LP is not a tax paying entity. However, under the Operating Partnership agreement we are required to reimburse Host Marriott for any tax payments Host Marriott is required to make. Accordingly, the tax information included herein represents disclosures regarding Host Marriott. As a result of our requirement to reimburse Host Marriott for these liabilities, such liabilities and related disclosures are included in our financial statements.

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” These deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

Host Marriott has elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, is not subject to federal income tax, provided they distribute all of their taxable income annually to their

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shareholders and comply with certain other requirements. In addition to paying federal and state taxes on any retained income, Host Marriott is subject to taxes on “built-in gains” on sales of certain assets. Additionally, Host Marriott’s consolidated taxable REIT subsidiaries are subject to Federal, state and foreign income tax. The consolidated income tax provision or benefit includes, primarily, the tax provision related to the operations of the taxable REIT subsidiaries, Federal and state taxes on undistributed taxable income, and our foreign taxes, as well as each of our respective subsidiaries.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt.

Foreign Currency Translation

As of December 31, 2003, our foreign operations consist of four properties located in Canada and two properties located in Mexico, one of which was sold in January 2004. The operations of these properties are maintained in the local currency and then translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income.

Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheet are as follows (in millions):

	2003	2002
Unrealized gain on HM Services common stock	$6	$5
Foreign currency forward contracts	(1)	4
Foreign currency translation	23	(11)

Total accumulated other comprehensive income (loss)	$28	$(2)

Derivative Instruments

We have interest rate swaps and interest rate caps which are considered derivative instruments. If the requirements for hedge accounting are met, amounts paid or received under these agreements are recognized over the life of the agreements as adjustments to interest expense, and the fair value of the derivatives is recorded on the accompanying balance sheet, with offsetting adjustments or charges recorded to the underlying debt. Otherwise the instruments are marked to market, and the gains and losses from the changes in the market value of the contracts are recorded in other income or expense. Upon early termination of an interest rate swap or cap, gains or losses are deferred and amortized as adjustments to interest expense of the related debt over the remaining period covered by the terminated swap or cap.

We are also subject to exposure from fluctuations in foreign currencies relating to our properties located in Canada and two properties in Mexico, one of which was sold in January 2004. We have purchased currency forward contracts related to the Canadian properties, which are considered derivative instruments. Gains and losses on contracts that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to accumulated other comprehensive income. At December 31, 2003, these contracts do not meet the requirements for hedge accounting and are marked to market and included in other income each period. See Note 4 for further discussion of these contracts.

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

Accounting for Stock-Based Compensation

At December 31, 2003, Host Marriott maintained two stock-based employee compensation plans, which are described more fully in Note 9. Prior to 2002, Host Marriott accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost relating to the employee stock option plan is reflected in 2001 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In addition, no stock-based employee compensation cost relating to the employee stock purchase plan is reflected in 2001 net income as the plan was considered non-compensatory under APB 25. Effective January 1, 2002, Host Marriott adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all employee awards granted, modified or settled after January 1, 2002. Awards under Host Marriott’s employee stock option plan generally vest over four years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to these awards since the original effective date of SFAS 123. The adoption of SFAS 123 did not change the calculation of stock-based employee compensation costs for shares granted under Host Marriott’s deferred stock and restricted stock plans. The following table illustrates the effect on net income and earnings per unit if the fair value based method had been applied to all of our outstanding and unvested awards in each period.

	Year Ended December 31,
	2003	2002	2001
	(in millions, except per share amounts)
Net income (loss), as reported	$14	$(19)	$57
Add: Deferred stock and restricted stock compensation expense included in reported net income, net of related tax effects	16	5	7
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(16)	(6)	(8)

Pro forma net income (loss)	$14	$(20)	$56

Earnings (loss) per share
Basic and diluted—as reported	$(.07)	$(.19)	$.09

Basic and diluted—pro forma	$(.07)	$(.19)	$.08

Application of New Accounting Standards

The FASB recently issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. A freestanding financial instrument is an instrument that is entered into separately and apart from any of the entity’s other

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments or equity transactions, or that is entered into in conjunction with some other transaction and is legally detachable and separately exercisable, such as certain put and call options. These provisions are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On October 8, 2003, the FASB issued guidance with respect to SFAS 150 that issuers whose financial statements include consolidated ventures with finite lives should reflect any minority interests in such consolidated ventures on the issuer’s financial statements as a liability on the issuer’s financial statements presented at its fair value as of the applicable balance sheet date. Under SFAS 150, any fluctuation in the fair value of the minority interest from period to period would be recorded on the issuers financial statements as interest expense for the change in the fair value of the liability. As a result of applying SFAS 150 in accordance with this guidance from the FASB, in our third quarter 2003 Form 10-Q, we recorded a loss from a cumulative effect of a change in accounting principle of $24 million. Additionally, we included in our liabilities as of September 12, 2003, minority interests with a fair value of $112 million.

On November 7, 2003, the FASB issued a FASB Staff Position (FSP) 150-3 indefinitely deferring the application of a portion of SFAS 150 with respect to minority interests in consolidated ventures entered into prior to November 5, 2003, effectively reversing its guidance of October 8, 2003. In accordance with the FSP 150-3, we recorded a gain from a cumulative effect of a change in accounting principle of $24 million in the fourth quarter of 2003, reversing the impact of our adoption of SFAS 150 with respect to consolidated ventures with finite lives. While there is no financial statement impact, FSP 150-3 does require disclosure of the fair value of the minority interests. See Note 18 for further details.

We adopted Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN46”), in 2003. In December 2003, the FASB issued a revision to FIN46, which we refer to as FIN46R. There is no impact from FIN46R on our consolidated financial statements.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

2.    Property and Equipment

Property and equipment consists of the following as of December 31:

	2003	2002
	(in millions)
Land and land improvements	$786	$695
Buildings and leasehold improvements	7,608	7,440
Furniture and equipment	1,062	1,020
Construction in progress	55	38

	9,511	9,193
Less accumulated depreciation and amortization	(2,426)	(2,162)

	$7,085	$7,031

Interest cost capitalized in connection with our development and construction activities totaled $2 million in both 2003 and 2002 and $8 million in 2001.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 31, 2003, we classified five of our hotels as held for sale and recorded an impairment loss of $1.6 million in the fourth quarter of 2003. Three of these hotels were sold in January 2004. During 2001, we recorded impairment charges of $13 million related to three properties to reduce their carrying value to estimated fair value. One of the hotels was sold in December 2001 and the other two were sold in 2003. See Note 11.

3.    Investments in Affiliates

We own investments in voting interest entities which we do not consolidate and, accordingly, are accounted for under the equity method of accounting. The debt of these affiliates is non-recourse to, and not guaranteed by, us. Investments in affiliates consists of the following:

	As of December 31, 2003
	Ownership Interests	Our Investment	Debt	Assets
	(in millions)
CBM Joint Venture LLC	50%	$54	$901	120 Courtyard hotels
Tiburon Golf Ventures, L.P.	49%	20	—	36-hole golf club
Other	1%	—	—	Various

Total		$74	$901

	As of December 31, 2002
	Ownership Interests	Our Investment	Debt	Assets
	(in millions)
CBM Joint Venture LLC	50%	$76	$908	120 Courtyard hotels
JWDC Limited Partnership	55%	37	95	JW Marriott, Washington, D.C.
Tiburon Golf Ventures, L.P.	49%	20	—	36-hole golf club
Other	1%	—	—	Various

Total		$133	$1,003

CBM Joint Venture LLC is a joint venture that was formed by Rockledge Hotel Properties, Inc. (“Rockledge”) and Marriott International, that collectively owns, through two limited partnerships, 120 limited service hotels. The joint venture has approximately $901 million of debt, which is comprised of first mortgage loans secured by the properties owned by each of the two partnerships, senior notes secured by the ownership interest in one partnership and mezzanine debt. The mezzanine debt is an obligation of a subsidiary of the joint venture and the lender is an affiliate of Marriott International. None of the debt is recourse to or guaranteed by us or any of our subsidiaries. Each of the joint venture’s 120 hotels is operated by Marriott International pursuant to long-term management agreements. Rockledge, currently a consolidated, wholly owned subsidiary of ours, owns a 50% non-controlling interest in the joint venture and records the investment using the equity method. We did not receive any distributions from this investment during 2003 or 2002.

We have a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort. Cash distributions from this investment were approximately $1 million in both 2003 and 2002.

During June 2003, we acquired the remaining general partner interest and preferred equity interest held by outside partners in the JWDC Limited Partnership, which owns the JW Marriott Hotel, a 772-room hotel in Washington, D.C. for approximately $3 million. We also became the sole limited partner after the partnership

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreclosed on a note receivable from the other limited partner. As a result, effective June 20, 2003, we consolidated the partnership, and recorded property and equipment of $131 million and $95 million in mortgage debt.

We own minority interests in two partnerships that directly or indirectly own two hotels. The total carrying value of these partnerships is less than $500,000, and we do not have any guarantees or commitments in relation to these partnerships and all of the debt is non-recourse to us.

Our pre-tax income from affiliates for the years ended December 31 includes the following:

	2003	2002	2001
	(in millions)
Interest income from loans to affiliates	$—	$—	$4
Equity in income (losses)	(22)	(9)	3

	$(22)	$(9)	$7

Interest income in 2001 relates to loans to Rockledge prior to the consolidation of Rockledge on March 24, 2001.

Combined summarized balance sheet information as of December 31 for our affiliates follows:

	2003	2002
	(in millions)
Property and equipment, net	$1,021	$1,185
Other assets	131	138

Total assets	$1,152	$1,323

Debt	$901	$1,003
Other liabilities	86	69
Equity	165	251

Total liabilities and equity	$1,152	$1,323

Combined summarized operating results for our affiliates for the years ended December 31 follows:

	2003	2002	2001
	(in millions)
Total revenues	$425	$525	$653
Operating expenses
Expenses	(316)	(367)	(433)
Depreciation and amortization	(58)	(68)	(90)

Operating profit	51	90	130
Interest expense	(94)	(108)	(124)

Net income (loss)	$(43)	(18)	$6

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Debt

Debt consists of the following:

	December 31,
	2003	2002
	(in millions)
Series A senior notes, with a rate of 7 7/8% due August 2005	$—	$500
Series B senior notes, with a rate of 7 7/8% due August 2008	1,196	1,195
Series C senior notes, with a rate of 8.45% due December 2008	218	499
Series E senior notes, with a rate of 8 3/8% due February 2006	300	300
Series G senior notes, with a rate of 9¼% due October 2007	244	250
Series I senior notes, with a rate of 9½% due January 2007	484	490
Series J senior notes, with a rate of 7 1/8% due November 2013	725	—
Senior notes, with an average rate of 9¾% maturing through 2012	13	13

Total senior notes	3,180	3,247

Mortgage debt (non-recourse) secured by $3.6 billion of real estate assets, with an average rate of 7.8% at December 31, 2003, maturing through February 2023	2,205	2,289

Credit facility, with a variable rate (4.6% at December 31, 2003)	—	—
Other notes, with an average rate of 7.4% at December 31, 2003, maturing through December 2017	89	89
Capital lease obligations	12	13

Total other	101	102

Convertible debt obligation to Host Marriott Corporation (See Note 5)	492	492

Total debt	$5,978	$6,130

Senior Notes

We have various series of senior notes outstanding, all of which, except for the Series J senior notes, have been issued under the same indenture. The indenture contains certain financial covenants that, in the event of a default, would prohibit us from incurring additional indebtedness. These covenants include a consolidated coverage ratio of EBITDA-to-interest expense of 2.0 to 1.0. As of December 31, 2003, we are not in compliance with the ratio which limits our ability to incur additional debt and make dividend payments except to the extent required to maintain our REIT status. The Series J indenture contains certain provisions that allow for additional flexibility to incur debt, utilize asset sale proceeds, make certain investments and pay dividends on our preferred stock. However, these provisions will only go into effect once all pre-Series J senior notes are repaid or the pre-Series J indenture has been amended to allow for these same provisions.

The outstanding senior notes balance as of December 31, 2003 and 2002 of $3,180 million and $3,247 million, respectively, include fair value adjustments for interest rate swap agreements of $36.8 million and $40.3 million, respectively, that are discussed in further detail below.

Issuances.    In October 2003, we issued $725 million of 7 1/8% Series J senior notes due in 2013. The proceeds were used to redeem $429 million of our existing Series A senior notes and $282 million of our existing Series C senior notes. In February 2004, the Series J senior notes were exchanged for $725 million of 7 1/8% Series K senior notes. The terms of the Series K senior notes are substantially identical to the terms of the Series J notes, except that the Series K senior notes are registered under the Securities Act of 1933 and are, therefore, freely transferable.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Repayments.    During 2003, we redeemed approximately $790 million of senior notes, $711 million which were redeemed with the proceeds from the Series J senior notes. The terms of our senior notes require the payment of a call premium to holders in exchange for the right to retire this debt in advance of its maturity date. We recorded a loss of approximately $30 million on the early extinguishment of debt, which includes the payment of the call premium and the acceleration of the related deferred financing fees. The loss is included in interest expense in the accompanying statements of operations.

On September 16, 2002, we redeemed the remaining $12.6 million of 9½% senior secured notes due in May 2005 at approximately 101% of par. We recorded a minimal loss on the extinguishment related to the payment of a premium and acceleration of deferred financing fees. The loss is included in interest expense in the accompanying statement of operations.

Credit Facility

Effective June 6, 2002, we entered into a credit facility with an aggregate revolving loan commitment of $400 million ($300 million of which was available initially, with the balance becoming available to the extent that our leverage ratio met a specified level). The credit facility has an initial three-year term with an option to extend for an additional year if certain conditions are met. Interest on borrowings under the credit facility are calculated based on a spread over LIBOR ranging from 2.50% to 3.75%. The rate will vary based on our leverage ratio. We are required to pay a quarterly commitment fee that will vary based on the amount of unused capacity under the credit facility. Currently, the commitment fee is .55% on an annual basis for available capacity and .2% on additional capacity. In May 2003, we renegotiated the credit facility to provide more flexibility in meeting certain tests under the covenants. The new terms of the credit facility allow us to borrow $250 million. All other terms of the credit facility remained essentially the same. As of December 31, 2003, we have not drawn on the credit facility.

In addition to the customary affirmative and negative covenants and restrictions, the credit facility contains covenants that require us to maintain leverage ratios below specified levels as well as interest, fixed charges and unsecured interest coverage ratios above specified levels. We are currently in compliance with these covenants.

Under the terms of the senior notes indenture and the credit facility, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including an EBITDA-to-interest coverage ratio (as defined in the senior notes indenture) of at least 2.0 to 1.0. We have not met this interest coverage ratio since the third quarter of 2002. As a result, our ability to incur indebtedness is generally limited to indebtedness specifically permitted under the credit facility and the senior notes indenture, such as borrowings under the credit facility and borrowings in connection with the refinancing of existing debt. Our failure to meet the interest coverage ratio also restricts our ability to pay distributions on our OP Units and preferred OP Units, except to the extent necessary for Host Marriott to maintain its REIT status and other distributions permitted under the senior notes indenture.

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets except for fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2003, we have 30 assets that are secured by mortgage debt. Eleven of these assets are secured by mortgage debt that contains restrictive covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The impact of these covenants is discussed below.

Eight of our hotel properties secure a $591 million mortgage loan that is the sole asset of a trust that issued commercial mortgage pass-through certificates, which we refer to as the CMBS Loan. These hotels securing the

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CMBS Loan are the New York Marriott Marquis, the San Francisco Airport Hyatt Regency, the Cambridge Hyatt Regency, the Reston Hyatt Regency, the Boston Hyatt Regency, The Drake Hotel New York, the Westin Buckhead Atlanta, and the Swissôtel Chicago, which we refer to as the CMBS Portfolio. The CMBS Loan contains a provision that requires the mortgage servicer to retain certain excess cash flow from the CMBS Portfolio after payment of debt service (approximately $64 million) if net cash flow after payment of taxes, insurance, ground rent and reserves for furniture, fixtures and equipment for the trailing twelve months declines below $96 million. This provision was triggered beginning in the third quarter of 2002 and will remain in effect until the CMBS Portfolio generates the necessary minimum cash flow for two consecutive quarters, at which point, the cash that has been escrowed will be returned to us. As of December 31, 2003, approximately $15 million of cash has been escrowed. We do not expect cash flows from the CMBS Portfolio to be at the level required to trigger the release of the escrow until we have a significant improvement in operations. Additional amounts may also be escrowed, and these amounts may be significant.

On July 12, 2002, we modified the terms of the mortgage debt secured by our four Canadian properties. Under the terms of this modification, we agreed to escrow the excess cash flow from these hotels on a retroactive basis effective December 29, 2001. In April 2003, approximately $7 million of the cash escrowed in accordance with the loan was applied to the outstanding balance of the indebtedness and approximately $2 million was released to us. In July 2003, we entered into an agreement with the lenders to modify certain covenants so that we would not be required to make additional prepayments at that time. The terms of the modification required us to provide $10 million of cash collateral and pay an additional 25 basis points of interest on the loan. On December 29, 2003, we made an additional partial repayment of approximately $33 million. In conjunction with the prepayment, one of the hotels and the $10 million was released from the collateral. The remaining loan is still subject to the escrow provisions and additional amounts will be required to be escrowed in 2004.

On September 9, 2003, we refinanced the $95 million mortgage debt secured by the JW Marriott in Washington, D.C. with an $88 million floating-rate mortgage loan with an interest rate of one-month LIBOR plus 210 basis points (3.3% at December 31, 2003). Although the loan matures in 2005, we may extend the term of the loan for three one-year periods upon satisfaction of certain conditions (we must purchase an interest rate cap to obtain the first one-year extension and the two remaining extensions are subject to certain debt service coverage levels). The loan may be prepaid beginning in May 2004, and no prepayment penalty will be assessed for any prepayments made after March 2005. We also purchased an interest rate cap, at the inception of the loan, as discussed below.

In January 2003, we prepaid $17 million of mortgage debt related to two of our Ritz-Carlton properties. We did not incur any prepayment penalties as a result of this debt extinguishment. The loss on the early extinguishment of debt related to the write-off of deferred financing fees, which was minimal, is included in interest expense in the accompanying statements of operations.

On June 14, 2002, in connection with our acquisition of the Boston Marriott Copley Place, we assumed $97 million of mortgage debt. The mortgage bears interest at a fixed rate of 8.39% and is due on June 1, 2006. Also, in January of 2002, we transferred the St. Louis Marriott Pavilion hotel to the mortgage lender. In the first quarter of 2002, we recorded the difference between the debt extinguished, the deferred incentive management fees forgiven and the fair value of the assets surrendered, net of tax, of $13 million as discontinued operations. See Note 11 for additional disclosure on the disposition.

Derivative Instruments

The mortgage loan on the Canadian properties is denominated in U.S. dollars and the functional currency of the Canadian subsidiaries is the Canadian dollar. At the time of the origination of the loan, each of the

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsidiaries entered into 60 separate currency forward contracts to buy U.S. dollars at a fixed price. These forward contracts hedge the currency exposure of converting Canadian dollars to U.S. dollars on a monthly basis to cover debt service payments, including the final balloon payment. These contracts had been designated as cash flow hedges of the debt service and balloon payment and were recorded at fair value on the balance sheet with offsetting changes recorded in accumulated other comprehensive income. During 2003, we prepaid approximately $40 million of the loan and terminated a foreign currency contract equal to the prepayment. As a result, the forward currency contracts were deemed ineffective for accounting purposes, and we recorded a loss on the contracts of approximately $18 million, which is included in “Loss on foreign currency and derivative contracts” in the accompanying statement of operations. We will record the increase or decrease in the fair value of the outstanding forward currency contracts in net income (loss) each period. The fair value of the contracts on December 31, 2003 and 2002 was $(12.3) million and $3.8 million, respectively. We also purchased an interest rate cap for approximately $0.4 million which caps the floating interest rate at 10.75% based on a notional amount ($48.3 million). The cap is a derivative that is marked to market and the gains and losses from changes in the market value of the cap are to be recorded in other income or expense in the current period. The fair value of the interest rate cap was $0.1 million at December 31, 2003.

On August 21, 2003, we entered into two four-year interest rate swap agreements, which mature October 2007, effectively converting our Series G senior notes to floating rate debt. Under the swaps, we receive fixed-rate payments of 9.25% and we make floating-rate payments based on six-month LIBOR plus 590 basis points (7.08% at December 31, 2003) on a $242 million notional amount, which is equal to the current amount of outstanding Series G senior notes. We have designated the interest rate swaps as fair value hedges for both financial reporting and tax purposes and the amounts paid or received under the swap agreements will be recognized over the life of the agreements as an adjustment to interest expense. Changes in the fair value of the swaps and our Series G senior notes are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swaps at December 31, 2003 was $2.3 million.

On December 20, 2001, we entered into a 5-year interest rate swap agreement, which was effective on January 15, 2002 and matures in January 2007, effectively converting our Series I senior notes to floating rate debt. Under the swap, we receive fixed-rate payments of 9.5% and pay floating-rate payments based on one-month LIBOR plus 450 basis points (5.66% at December 31, 2003) on a $450 million notional amount, which is equal to the current amount of outstanding Series I senior notes. We have designated the interest rate swap as a fair value hedge for both financial reporting and tax purposes and the amounts paid or received under the swap agreement will be recognized over the life of the agreement as an adjustment to interest expense. Changes in the fair value of the swap and the Series I senior notes are reflected in the balance sheet as offsetting changes and have no income statement effect. The fair value of the interest rate swap at December 31, 2003 and 2002 was $34.5 million and $40.3 million, respectively.

In connection with the refinancing of the mortgage debt secured by the JW Marriott, Washington, DC in September 2003, we purchased an interest rate cap with a notional amount of $88 million which caps the floating interest rate at 8.1% for the first two years of the loan. The cap represents a derivative that is marked to market and the gains and losses from changes in the market value of the cap are recorded in other income or expense in the current period. The fair value of the interest rate cap was $38,000 at December 31, 2003.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate Debt Maturities

Aggregate debt maturities at December 31, 2003 are (in millions):

2004	$86
2005	152
2006	679
2007	860
2008	1,693
Thereafter	2,463

5,933
Fair value adjustment for interest rate swaps	37
Discount on senior notes	(4)
Capital lease obligations	12

$5,978

Cash paid for interest, net of amounts capitalized, was $468 million in 2003, $449 million in 2002 and $437 million in 2001.

Deferred financing costs, which are included in other assets, amounted to $82 million and $91 million, net of accumulated amortization, as of December 31, 2003 and 2002, respectively. Amortization of deferred financing costs totaled $17 million, $16 million, and $22 million in 2003, 2002 and 2001, respectively.

Amortization of property and equipment under capital leases totaled $3 million, $3 million and $4 million in the years ended December 31, 2003, 2002 and 2001, respectively, and is included in depreciation and amortization on the accompanying statements of operations.

5.    Convertible Debt Obligation to Host Marriott Corporation

The obligation for the $492 million of 6 3/4% Convertible Subordinated Debentures, or the Debentures, as of December 31, 2003 and 2002 has been included in these financial statements as our debt because upon Host Marriott’s conversion to a REIT, we assumed primary liability for repayment of the Debentures of Host Marriott underlying the Convertible Preferred Securities (defined below) of the Host Marriott Financial Trust, or the Issuer, a wholly-owned subsidiary trust of Host Marriott. The common securities of Host Marriott Financial Trust were not contributed to us and therefore Host Marriott Financial Trust is not consolidated by us. Upon conversion by a Convertible Preferred Securities holder, Host Marriott will issue shares of its common stock which will be delivered to such holder. Upon the issuance of such shares by Host Marriott, we will issue to Host Marriott the number of OP Units equal to the number of shares of common stock issued by Host Marriott in exchange for the Debentures.

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

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Each of the Convertible Preferred Securities and the related debentures are convertible at the option of the holder into shares of Host Marriott common stock at the rate of 3.2537 shares per Convertible Preferred Security (equivalent to a conversion price of $15.367 per share of Host Marriott’s common stock). The Issuer will only convert Debentures pursuant to a notice of conversion by a holder of Convertible Preferred Securities. During 2003 and 2002, no shares were converted to Host Marriott’s common stock. During 2001, 400 shares were converted into common stock. The conversion ratio and price have been adjusted to reflect the impact of the distribution of shares of Crestline common stock and Host Marriott common stock in connection with the REIT conversion.

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

In connection with consummation of the REIT conversion, we assumed primary liability for repayment of the Debentures underlying Host Marriott’s Convertible Preferred Securities. Upon conversion by a Convertible Preferred Securities holder, Host Marriott will issue shares of its common stock, which will be delivered to such holder. Upon the issuance of such shares by Host Marriott, we will issue a number of OP Units to Host Marriott equal to the number of shares of Host Marriott’s common stock issued in exchange for the Debentures. There were no shares of Convertible Preferred Securities repurchased in 2003 and 2002.

6.    Equity and Partner’s Capital

As of December 31, 2003 and 2002, 343.8 million and 291.4 million common OP Units, respectively, were outstanding, of which Host Marriott held 320.3 million and 263.7 million, respectively. In addition, 14.1 million preferred OP Units were outstanding as of December 31, 2003 and 2002.

Distributions.    In 2003, we were under the 2.0 to 1.0 EBITDA-to-cash interest coverage ratio required under the senior notes indenture. As a result, distributions on both common and preferred OP Units were restricted to the minimum amount of distributions required to maintain Host Marriott’s REIT status. Required distributions for 2003 to enable Host Marriott to maintain its REIT status were satisfied in part by payment of

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

distributions on the preferred OP Units in 2003. We believe that the remaining 2003 distribution requirement to enable Host Marriott to maintain its REIT status should largely be satisfied by the payment of distributions expected to be declared on preferred OP Units in the first, second and third quarters of 2004. We may, however, also need to pay a nominal common OP Unit distribution in 2004 to the extent necessary to enable Host REIT to satisfy any remaining 2003 distribution requirement.

OP Units.    During October 2003 and August 2003, Host Marriott sold 23.5 million and 27.5 million shares of its common stock, respectively, at a price to the public of $10.75 and $9.25 per share, respectively. The net proceeds from the sale were $250 million and $251 million, respectively, after payment of the underwriting discount and offering expenses. The proceeds were contributed to us in exchange for the issuance of an equivalent number of OP Units to Host Marriott.

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

Preferred OP Units.    We currently have three classes of preferred OP Units outstanding to third parties. There are 4,160,000 units of 10% Class A preferred OP Units, which were sold in August 1999; 4,000,000 units of 10% Class B preferred OP Units, which were sold in November 1999; and 5,980,000 units of 10% Class C preferred OP Units, which were sold in March 2001. Holders of all classes of the preferred OP Units are entitled to receive cumulative cash distributions at a rate of 10% per annum of the $25.00 per unit liquidation preference and are payable quarterly in arrears. After August 3, 2004, April 29, 2005 and March 27, 2006 we have the option to redeem the Class A preferred OP Unit, Class B preferred OP Unit and Class C preferred OP Unit, respectively, for $25.00 per unit, plus accrued and unpaid distributions to the date of redemption. The preferred OP Units classes rank senior to the common OP Units. The preferred OP unitholders generally have no voting rights. Accrued preferred distributions at December 31, 2003 were $8.8 million.

7.    Income Taxes

Host LP is not a tax paying entity. However, under the Operating Partnership agreement we are required to reimburse Host Marriott for any tax payments Host Marriott is required to make. Accordingly, the tax information included herein represents disclosures regarding Host Marriott. As a result of our requirement to reimburse Host Marriott for these liabilities, such liabilities and related disclosures are included in our financial statements.

In December 1998, Host Marriott restructured itself in order to qualify for treatment as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. In general, a corporation that elects REIT status and meets certain tax law requirements regarding distribution of its taxable income to its shareholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the nature of its assets and the sources of its revenues) is not subject to Federal income taxation on its operating income to the extent it distributes at least 90% (95% for tax years prior to 2001) of its taxable income. Required distributions for 2003 were satisfied in part by the payment of dividends on Host Marriott’s preferred shares in 2003. There were no common dividends paid in 2003 by Host Marriott. Host Marriott

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believes the remaining 2003 distribution requirement will largely be satisfied by the payment of dividends expected to be declared on its preferred shares in the first, second and third quarters of 2004. Host Marriott may also need to pay nominal common dividend in 2004 to satisfy any remaining 2003 distribution requirement. In addition to paying Federal and state taxes on any retained income, we are subject to taxes on “built-in-gains” on sales of certain assets, if any. Additionally, Host Marriott’s consolidated taxable REIT subsidiaries are subject to Federal, state and foreign income tax. The consolidated income tax provision or benefit includes, primarily, the tax provision related to the operations of the taxable REIT subsidiaries and international taxes at Host LP, as well as each of our respective subsidiaries.

Where required, deferred income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including tax planning strategies and future reversals of existing taxable temporary differences, future projected taxable income and other factors.

Total deferred tax assets and liabilities at December 31, 2003 and December 31, 2002 were as follows:

	2003	2002
	(in millions)
Deferred tax assets	$99	$82
Less: Valuation allowance	(9)	—

Subtotal	90	82
Deferred tax liabilities	(78)	(85)

Net deferred income tax liability	$12	$(3)

The valuation allowance required under SFAS 109 primarily represents a net operating loss carryforward of a foreign affiliate (“NOL”) the benefit of which was not previously recorded, but which has been recorded under SFAS 109 as a deferred tax asset with an offsetting valuation allowance. Any subsequent reduction in the valuation allowance related to the NOL will be recorded as a reduction of income tax expense. The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities as of December 31, 2003 and December 31, 2002 were as follows:

	2003	2002
	(in millions)
Investment in hotel leases	$42	$57
Safe harbor lease investments	(20)	(21)
Property and equipment	(3)	(3)
Investments in affiliates	(55)	(61)
Deferred gains	9	6
Other	5	6
Net operating loss carryforwards	32	9
Alternative minimum tax credit carryforwards	2	4

Net deferred income tax asset (liability)	$12	$(3)

At December 31, 2003 we have net operating loss carryforwards of approximately $80 million which expire in 2023.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (provision) benefit for income taxes for continuing operations consists of:

	2003	2002	2001
	(in millions)
Current—Federal	$22	$(14)	$10
—State	3	(5)	(3)
—Foreign	(5)	(6)	(4)

	20	(25)	3

Deferred—Federal	(9)	19	(9)
—State	(1)	2	(2)
—Foreign	2	—	(1)

	(8)	21	(12)

	$12	$(4)	$(9)

The (provision) benefit for income taxes including the amounts associated with discontinued operations were $9 million, $(6) million and $(8) million in 2003, 2002 and 2001, respectively.

On July 20, 2001, the United States Court of Appeals for the Fourth Circuit affirmed a lower court ruling that allowed us to carryback a 1991 specified liability loss to the tax years 1984 and 1985 resulting in a net income tax refund of $16 million. We recorded the refund as a benefit to the provision in 2001. In addition, we settled with the Internal Revenue Service (“IRS”) all other outstanding Federal income tax issues for the tax years through 1998. We made net payments to the IRS of approximately $19 million in 2001 related to these settlements.

A reconciliation of the statutory Federal tax (provision) benefit to our income tax (provision) benefit for continuing operations follows:

	2003	2002	2001
	(in millions)
Statutory Federal tax (provision) benefit	$83	$10	$(23)
Nontaxable income (loss) of REIT	(69)	(2)	8
Built-in-gain tax	—	1	—
State income taxes, net of Federal tax benefit	2	(3)	(5)
Tax contingencies	—	(4)	16
Tax on foreign source income	(4)	(6)	(5)

Income tax (provision) benefit	$12	$(4)	$(9)

Cash paid for income taxes, including IRS settlements, net of refunds received, was $21 million, $2 million and $24 million, respectively, in 2003, 2002 and 2001.

8.    Leases

Hotel Leases.    During 1999, 2000 and part of 2001, we leased our hotels (the “Leases”) to one or more third party lessees (the “Lessees”), primarily subsidiaries of Crestline, due to Federal income tax law restrictions on a REIT’s ability to derive revenues directly from the operation of a hotel. Effective January 1, 2001, the REIT Modernization Act amended the tax laws to permit REITs to lease hotels to a subsidiary that qualifies as a taxable REIT subsidiary. Accordingly, a TRS acquired the Crestline lessee entities owning the leasehold interests with respect to 116 of our full-service hotels during January 2001 and acquired the lessee entities owning the leasehold interest with respect to four of our full-service hotels from Crestline (one lease) and Wyndham (three leases) during June of 2001. As a result, our revenues reflect hotel level sales instead of rental income.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hospitality Properties Trust Relationship.    In a series of related transactions in 1995 and 1996, we sold and leased back 53 Courtyard properties and 18 Residence Inns to Hospitality Properties Trust (“HPT”). These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring through 2012 for the Courtyard properties and 2010 for the Residence Inn properties, and are renewable at our option. Minimum rent payments are $54 million annually for the Courtyard properties and $18 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to HPT under the terms of the leases.

In connection with Host Marriott’s conversion to a REIT, we sublet the HPT hotels (the “Subleases”) to separate sublessee subsidiaries of Crestline (the “Sublessee”), subject to the terms of the applicable HPT lease. The term of each Sublease expires simultaneously with the expiration of the initial term of the HPT lease to which it relates and automatically renews for the corresponding renewal term under the HPT lease, unless either the HPT lessee (the “Sublessor”), a wholly owned subsidiary of ours, elects not to renew the HPT lease, or the Sublessee elects not to renew the Sublease at the expiration of the initial term provided, however, that neither party can elect to terminate fewer than all of the Subleases in a particular pool of HPT hotels (one for Courtyard hotels and one for Residence Inn hotels). Rent payable by Crestline under the Sublease consists of the minimum rent payable under the HPT lease and an additional percentage rent payable to us. The percentage rent payable by the Sublessor is sufficient to cover the additional rent due under the HPT lease, with any excess being retained by the Sublessor. The rent payable under the Subleases is guaranteed by Crestline up to a maximum amount of $30 million, which is allocated between the two pools of HPT hotels.

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

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee as of December 31, 2003. Minimum payments for capital leases have not been reduced by aggregate minimum sublease rentals from restaurant subleases of $2 million, payable to us under non-cancelable subleases. Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants and HPT subleases of $27 million and $618 million, respectively, payable to us under non-cancelable subleases.

	Capital Leases	Operating Leases
	(in millions)
2004	$5	$111
2005	5	106
2006	5	103
2007	—	100
2008	—	114
Thereafter	—	1,245

Total minimum lease payments	15	$1,779

Less amount representing interest	(3)

Present value of minimum lease payments	$12

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ground lease on the New York Marriott Marquis, which was renegotiated in 1999, provides for the payment of a percentage of the hotel sales (4% in 1999 and 5% thereafter) through 2007 and an equivalent of real estate taxes on the property from 2008 through 2017, which is to be used to amortize the 1999 deferred ground rent obligation of $116 million. We have the right to purchase the land under certain circumstances for approximately $25 million, of which $4 million has already been paid. The balance of the deferred ground rent obligation was $52 million and $63 million, respectively, at December 31, 2003 and 2002 and is included in other liabilities in the accompanying consolidated balance sheets.

We remain contingently liable on certain leases relating to divested non-lodging properties. Such contingent liabilities aggregated $40 million at December 31, 2003. However, management considers the likelihood of any material funding related to these leases to be remote.

Rent expense consists of:

	2003	2002	2001
	(in millions)
Minimum rentals on operating leases	$127	$120	$117
Additional rentals based on sales	13	21	32
Less: sublease rentals	(79)	(81)	(88)

	$61	$60	$61

9.    Employee Stock Plans

In connection with Host Marriott’s conversion to a REIT, we assumed the employee obligations of Host Marriott. Upon the issuance of Host Marriott common stock under either of the two stock-based compensation plans described below, we will issue Host Marriott an equal number of OP Units. Accordingly, these liabilities and related disclosures are included in our consolidated financial statements.

At December 31, 2003, Host Marriott maintained two stock-based compensation plans, including the comprehensive stock plan (the “Comprehensive Plan”), whereby Host Marriott may award to participating employees (i) options to purchase Host Marriott’s common stock, (ii) deferred shares of Host Marriott’s common stock and (iii) restricted shares of Host Marriott’s common stock, and the employee stock purchase plan. At December 31, 2003, there were approximately 12 million shares of common stock reserved and available for issuance under the Comprehensive Plan.

Prior to 2002, we accounted for expense under these plans according to the provisions of Accounting Principles Board Opinion No. 25 and related interpretations. Consequently, no compensation expense was recognized for stock options issued under the Comprehensive Plan or stock issued under the employee stock purchase plan. In the third quarter of 2002, we implemented the expense recognition provisions of SFAS 123 with retroactive application to employee stock options granted on or after January 1, 2002 only. Options granted in fiscal years prior to 2002 will continue to be accounted for using the intrinsic value method as described in APB 25. As a result of the change in accounting method, we now record compensation expense for employee stock options based on the fair value of the options at the date of grant. We also record compensation expense for shares issued under Host Marriott’s employee stock purchase plan. The implementation of SFAS 123 had no effect on the calculation of compensation expense for shares granted under Host Marriott deferred stock and restricted stock plans. For additional information on the effects of this change in accounting method, see Note 1.

Employee Stock Options.    Employee stock options may be granted to officers and key employees with an exercise price not less than the fair market value of Host Marriott common stock on the date of grant. Non-

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualified options generally expire up to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant. In connection with the Marriott International distribution in 1993, we issued an equivalent number of Marriott International options and adjusted the exercise prices of its options then outstanding based on the relative trading prices of shares of the common stock of the two companies.

In connection with the Host Marriott Services (“HM Services”) spin-off in 1995, outstanding options held by our current and former employees were redenominated in both Host Marriott and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between Host Marriott and HM Services, we originally had the right to receive up to 1.4 million shares of HM Services’ common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. On August 27, 1999, Autogrill Acquisition Co., a wholly owned subsidiary of Autogrill SpA of Italy, acquired HM Services. Since HM Services is no longer publicly traded, all future payments to us will be made in cash, as HM Services has indicated that the receivable will not be settled in Autogrill SpA stock. As of December 31, 2003 and 2002, the receivable balance was approximately $6.1 million and $5.4 million, respectively, which is included in other assets in the accompanying consolidated balance sheets.

For purposes of the following disclosures required by SFAS 123, the fair value of each stock option granted has been estimated on the date of grant using an option-pricing model. There were no stock options granted in 2003.

The following weighted average assumptions were used for grants issued during 2002 and 2001, respectively: risk-free interest rates of 3.8% and 5.2%, volatility of 36% and 37%, expected lives of 15 and 12 years; and dividend yield of 6.0% and 9.1%. The weighted average fair value per option granted during the year was $1.41 in 2002 and $1.09 in 2001. As a result of the implementation of SFAS 123, we recorded compensation expense of $274,000 and $47,000, respectively, for 2003 and 2002, which represents the expense for stock options granted as of January 1, 2002 only.

A summary of the status of Host Marriott’s stock option plans that have been approved by its stockholders for 2003, 2002 and 2001 follows. Host Marriott does not have stock option plans that have not been approved by Host Marriott’s stockholders.

	2003		2002		2001
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Balance, at beginning of year	5.4	$6	4.9	$6	4.2	$5
Granted	—	—	.9	8	1.4	8
Exercised	(.6)	6	(.2)	4	(.6)	4
Forfeited/expired	(.3)	9	(.2)	9	(.1)	8

Balance, at end of year	4.5	6	5.4	6	4.9	6

Options exercisable at year-end	3.2		3.3		2.9

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
$ 1 – 3	1.6	3	$2	1.6	2
4 – 6.2		5	6.2		6
7 – 9	1.9	13	8.9		8
10 – 12.8		12	11	5	11
13 – 19	—	9	18	—	18

	4.5			3.2

Deferred Stock.    Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. We accrue compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures. In 2003, 2002 and 2001, 45,000, 23,000 and 24,000 shares, respectively, were granted under this plan. The compensation cost that has been charged against income for deferred stock was not material for all periods presented. The weighted average fair value per share granted during each year was $8.00 in 2003, $9.95 in 2002 and $12.66 in 2001. The implementation of SFAS 123 had no impact on the calculation of compensation expense for the deferred stock incentive plan.

Restricted Stock.    From time to time Host Marriott awards restricted stock shares under the Comprehensive Plan to officers and key executives to be distributed over the next three years in annual installments based on continued employment and the attainment of certain performance criteria. We recognize compensation expense over the restriction period equal to the fair market value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of Host Marriott common stock. In 2003, 2002 and 2001, 3,183,000, 906,000 and 167,000 shares, respectively, of restricted stock plan shares were granted to certain key employees under these terms and conditions. Approximately 1,069,000 and 623,000 shares, respectively, were forfeited in 2002 and 2001. No shares were forfeited in 2003. We recorded compensation expense of $15.0 million, $5.2 million and $7.6 million, respectively, in 2003, 2002 and 2001 related to these awards. The weighted average grant date fair value per share granted during each year was $8.82 in 2003, $10.49 in 2002 and $12.91 in 2001. Under these awards 3,475,000 shares were outstanding at December 31, 2003.

Employee Stock Purchase Plan.    Under the terms of Host Marriott’s employee stock purchase plan, eligible employees may purchase Host Marriott common stock through payroll deductions at 90% of the lower of market value at the beginning or market value at the end of the plan year, which runs from February 1 through January 31. As a result of the implementation of SFAS 123 during 2002, we now record compensation expense for the employee stock purchase plan based on the fair value of the employees’ purchase rights, which is estimated using an option-pricing model with the following assumptions for 2003 and 2002, respectively: Risk-free interest rate of 1.3% and 2.2%, volatility of 36% and 37%, expected life of one year, and dividend yield of 0% for both years. For the 2003 and 2002 plan years, approximately 21,000 and 48,000 shares, respectively, were issued. The weighted average fair value of those purchase rights granted in 2003 and 2002 was $2.20 and $2.35, respectively. The compensation expense reflected in net income was not material for all periods presented.

Stock Appreciation Rights.    In 1998, 568,408 stock appreciation rights (“SARs”) were issued under the Comprehensive Plan to certain directors as a replacement for previously issued options that were cancelled

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the year. The conversion to SARs was completed in order to comply with ownership limits applicable to us upon conversion to a REIT. The SARs are fully vested and the grant prices range from $1.20 to $2.71. In 2003, 2002 and 2001, we recognized compensation (income) expense for outstanding SARs as a result of fluctuations in the market price of our common stock of $1.6 million, $.8 million and $(1.2) million, respectively. As of December 31, 2003, approximately 439,000 SARs were outstanding.

10.    Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The discretionary amount to be matched by us is determined annually by Host Marriott’s Board of Directors. We provide medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Amounts for these items were not material for the three years ended December 31, 2003.

11.    Discontinued Operations

Assets Held For Sale.    During December 2003, we entered into a definitive, binding agreement to sell five hotels. We sold three of these properties in January 2004. We have reclassified the assets and liabilities relating to these hotels as held for sale in our consolidated balance sheet as of December 31, 2003. The following table sets forth the balance sheet detail of these hotels (in millions):

Property and equipment, net	$72
Other assets	1

Total assets	$73

Other liabilities	2

Total liabilities	$2

The operations of these hotels have been classified as discontinued operations on the statements of operations for all years presented. The following table summarizes the revenues and income (loss) before taxes of the hotels that have been classified as held for sale as of December 31, 2003 (in millions):

	2003	2002	2001
Revenues	$42	$44	$46
Income before taxes	1	4	7

Dispositions.    We disposed of eight hotels and abandoned one hotel (World Trade Center hotel — see Note 1 for more detail) in 2003 and disposed of one hotel in 2002 that require their operations and the related gains (losses) to be reclassified to discontinued operations in the statements of operations for all years presented. The following table summarizes the revenues, income (loss) before taxes, and the gain (loss) on disposal, net of tax, of the hotels that have been sold as of December 31, 2003 (in millions).

	2003	2002	2001
Revenues (1)	$222	$120	$168
Income (loss) before taxes	176	23	(3)
Gain on disposal, net of tax	65	13	—

(1)	Revenues in 2003 include business interruption proceeds of $173 million related to the World Trade Center hotel settlement. See Note 1 for additional information.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.    Acquisitions

On November 13, 2003, we acquired the 806-room Hyatt Regency Maui Resort and Spa for $321 million.

During June 2003, we acquired the remaining general partner interest and preferred equity interest held by outside partners in the 772-room JW Marriott, Washington, D.C. for approximately $3 million. We also became the sole limited partner after the partnership foreclosed on a note receivable from the other limited partner. As a result, we consolidated the partnership, and recorded property and equipment of $131 million and $95 million in mortgage debt on June 20, 2003.

During 2002, we acquired 80% of the outstanding minority interest in the partnership that owns the San Diego Marriott Marina and Hotel in exchange for 8 million OP Units, which resulted in an increase to property and equipment of $66.6 million to reflect the fair value of the interest acquired. As a result of the acquisition, we now own approximately 90% of the interests in the partnership that owns the hotel. We did not receive any proceeds as a result of these transactions.

On June 14, 2002, we acquired the 1,139-room Boston Marriott Copley Place for $214 million, including the assumption of $97 million in mortgage debt.

13.    Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$54	$54	$53	$53
Financial liabilities
Senior notes (excluding fair value of swaps)	3,143	3,318	3,207	3,221
Mortgage debt and other, net of capital leases	2,294	2,225	2,378	2,492
Other financial instruments
Convertible Debt Obligation to Host Marriott	492	501	492	368

Notes receivable and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the Convertible Debt Obligation to Host Marriott are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

14.    Marriott International Distribution and Relationship with Marriott International

We have entered into various agreements with Marriott International (formerly a wholly owned subsidiary, the common stock of which was distributed to Host Marriott’s shareholders on October 8, 1993) including the management of the majority of our hotels including franchised properties; financing for joint ventures including the acquisition in 1996 of two full-service properties in Mexico City, Mexico, for which Marriott International provided $29 million of debt financing and $28 million in preferred equity and the 2000 acquisition of two partnerships owning 120 limited-service hotels for a combined $372 million plus interest and legal fees (See Note 3) and certain limited administrative services.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 25, 2002, we completed negotiations with Marriott International in connection with changes to the management and other agreements for substantially all of our Marriott and Ritz-Carlton managed hotels. The changes were effective as of December 29, 2001. The management contract changes include providing us with additional approval rights over hotel operating budgets, capital budgets, shared service programs, and changes to certain system wide programs; reducing the amount of working capital requirements, and expanding an existing agreement that allows us to fund furniture, fixtures and equipment expenditures from one account controlled by us, which collectively increased cash available to us for general corporate purposes at that time by $125 million; reducing incentive management fees payable on certain Marriott managed hotels; reducing the amount we pay related to frequent guest programs; gradually reducing the amounts payable with respect to various centrally administered programs; and providing additional territorial restrictions for certain hotels in eight markets.

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

In 2003, 2002 and 2001, the TRS paid Marriott International $136 million, $144 million and $162 million, respectively, in hotel management fees and $4 million, $5 million and $6 million, respectively, in franchise fees. In 2002 and 2001, we paid Marriott International $1 million and $2 million, respectively, for certain administrative services and office space.

15.    Hotel Management Agreements

Of our hotels, 87 are subject to management agreements under which Marriott International or one of their subsidiaries manages the hotels, generally for an initial term of 15 to 20 years with renewal terms at the option of Marriott International of up to an additional 16 to 30 years. The agreements generally provide for payment of base management fees that are generally three percent of sales and incentive management fees generally equal to 20% to 50% of operating profit (as defined in the agreements) over a priority return (as defined) to us, with total incentive management fees not to exceed 20% of cumulative operating profit, or 20% of current year operating profit. In the event of early termination of the agreements, Marriott International will receive additional fees based on the unexpired term and expected future base and incentive management fees. We have the option to terminate certain management agreements if specified performance or extension thresholds are not satisfied. A single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement. Certain consolidated partnerships with a total of eight properties operate under a single agreement, cancellation of which would affect all the properties in these partnerships.

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

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have franchise agreements with Marriott International for two hotels. Pursuant to these franchise agreements, we generally pay a franchise fee based on a percentage of room sales and food and beverage sales, as well as certain other fees for advertising and reservations. Franchise fees for room sales are approximately six percent of sales, while fees for food and beverage sales are approximately three percent of sales. The terms of the franchise agreements are from 15 to 30 years.

We hold management agreements with The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a wholly-owned subsidiary of Marriott International, to manage ten of our hotels. These agreements have an initial term of 15 to 25 years with renewal terms at the option of Ritz-Carlton of up to an additional 10 to 40 years. Base management fees vary from two to five percent of sales and incentive management fees, if any, are generally equal to 20% of available cash flow or operating profit, as defined in the agreements.

We also hold management agreements with hotel management companies other than Marriott International and Ritz-Carlton for 15 of our hotels. These agreements generally provide for an initial term of 10 to 20 years with renewal terms at the option of either party or, in some cases, the hotel management company of up to an additional one to 15 years. The agreements generally provide for payment of base management fees equal to one to four percent of sales. Fourteen of the fifteen agreements also provide for incentive management fees generally equal to 10 to 25 percent of available cash flow, operating profit, or net operating income, as defined in the agreements.

16.    Geographic and Business Segment Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial. Accordingly, we report one business segment, hotel ownership. Our foreign operations consist of four properties located in Canada and two properties located in Mexico, one of which was sold in January 2004. There were no intercompany sales between us and the foreign properties. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2003		2002		2001
	Revenues	Long-lived Assets	Revenues	Long-lived Assets	Revenues	Long-lived Assets
United States	$3,332	$6,907	$3,397	$6,857	$3,443	$6,812
Canada	70	107	71	96	74	102
Mexico	46	71	48	78	41	85

Total	$3,448	$7,085	$3,516	$7,031	$3,558	$6,999

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Guarantees

We have certain guarantees which consist of commitments we have made to third parties for leases or debt that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•	We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent divested restaurants that were sold subject to our guarantee of rental payments. The aggregate amount of the guaranteed payments is approximately $40 million as of December 31, 2003.

•	In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We spun-off the partnership as part of Crestline in the REIT conversion, but we remain obligated under a guarantee of interest and principal with regard to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Crestline, who, in turn, is indemnified by the current owner of the facility.

•	We are required to maintain a letter of credit for $2.9 million to guarantee payment of certain expenses related to the mortgage for Hanover Marriott which is owned by one of our wholly-owned subsidiaries. Our mortgage lender is the beneficiary under the letter of credit which expires in April 2004.

•	On November 20, 2003, we sold the Jacksonville Marriott and the associated ground lease was assigned to the purchaser. We are contingently liable under the ground lease for amounts not to exceed $2.25 million. However, the purchaser of the hotel has indemnified us against any payment on the ground lease. Further, if we pay the maximum amount of $2.25 million, the landlord would be required to deed the land to us.

18.    Mandatorily Redeemable Non-controlling Interests of All Entities

We consolidate five partnerships, the Philadelphia Market Street HMC Limited Partnership, or Market Street; the Pacific Gateway, Ltd, or San Diego; the Lauderdale Beach Association or LBA; the Marriott Mexico City Partnership, or Mexico; and the East Side Hotel Associates, L.P., or East Side, with minority interest holders that have finite lives. The partnerships have lives ranging from 77 to 100 years and terminate between 2061 and 2097.

As of December 31, 2003, the minority interest holders in Market Street and San Diego had settlement alternatives in which they could be issued 367,909 and 1,616,000 OP Units, respectively, based on their ownership percentages of 1.58% and 10.03%, respectively, as stipulated in their partnership agreements. At December 31, 2003, the OP Units were valued at $4.5 million and $19.9 million, respectively, for Market Street and San Diego. LBA, East Side, and Mexico do not have any settlement alternatives. At December 31, 2003, the fair values of the minority interests in these partnerships were approximately $114 million.

19.    Supplemental Guarantor And Non-Guarantor Information

All of our subsidiaries guarantee our senior notes, except those owning 35 of the Company’s full-service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is our wholly owned subsidiary.

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following condensed combined consolidating financial information sets forth the financial position as of December 31, 2003 and 2002 and results of operations and cash flows for the three years ended December 31, 2003 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

Supplemental Condensed Combined Consolidating Balance Sheets

(in millions)

December 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$938	$2,606	$3,541	$—	$7,085
Assets held for sale	38	35	—	—	73
Notes and other receivables	678	32	100	(756)	54
Due from manager	(5)	—	68	(1)	62
Investments in affiliates	2,743	1,905	80	(4,654)	74
Rent receivable	—	9	31	(40)	—
Other assets	238	19	224	(121)	360
Restricted cash	4	3	109	—	116
Cash and cash equivalents	621	2	141	—	764

Total assets	$5,255	$4,611	$4,294	$(5,572)	$8,588

Debt	$2,976	$1,464	$2,208	$(670)	$5,978
Other liabilities	29	125	365	(243)	276

Total liabilities	3,005	1,589	2,573	(913)	6,254
Minority interests	—	—	89	—	89
Limited partner interest of third parties at redemption value	290	—	—	—	290
Partners’ capital	1,960	3,022	1,632	(4,659)	1,955

Total liabilities and partners’ capital	$5,255	$4,611	$4,294	$(5,572)	$8,588

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$1,070	$2,460	$3,501	$—	$7,031
Notes and other receivables	730	34	106	(817)	53
Due from manager	(7)	9	80	—	82
Investments in affiliates	2,707	1,908	101	(4,583)	133
Rent receivable	—	23	34	(57)	—
Other assets	242	175	260	(130)	547
Restricted cash	2	4	98	—	104
Cash and cash equivalents	159	2	200	—	361

Total assets	$4,903	$4,615	$4,380	$(5,587)	$8,311

Debt	$3,044	$1,554	$2,263	$(731)	$6,130
Other liabilities	140	132	371	(273)	370

Total liabilities	3,184	1,686	2,634	(1,004)	6,500
Minority interests	—	—	92	—	92
Limited partner interest of third parties at redemption value	245	—	—	—	245
Partners’ capital	1,474	2,929	1,654	(4,583)	1,474

Total liabilities and partners’ capital	$4,903	$4,615	$4,380	$(5,587)	$8,311

Supplemental Condensed Combined Consolidating Statements of Operations

(in millions)

Year Ended December 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$174	$317	$3,363	$(406)	$3,448
Depreciation and amortization	(58)	(125)	(184)	—	(367)
Hotel operating expenses	—	—	(2,403)	—	(2,403)
Property-level expenses	(48)	(80)	(173)	—	(301)
Rental expense	—	—	(406)	406	—
Minority interest	—	—	(4)	—	(4)
Corporate and other expenses	(5)	(21)	(35)	—	(61)
Interest income	42	14	8	(53)	11
Interest expense	(241)	(132)	(204)	53	(524)
Net gains on property transactions	—	1	4	—	5
Equity in earnings (losses) of affiliates	153	(4)	(24)	(147)	(22)
Loss on foreign currency and derivative contracts	—	—	(19)	—	(19)

Income (loss) from continuing operations before taxes	17	(30)	(77)	(147)	(237)
Benefit (provision) for income taxes	(4)	—	16	—	12

INCOME (LOSS) FROM CONTINUING OPERATIONS	13	(30)	(61)	(147)	(225)
Loss from discontinued operations	1	214	24	—	239

NET INCOME (LOSS)	$14	$184	$(37)	$(147)	$14

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$196	$338	$3,432	$(450)	$3,516
Depreciation and amortization	(60)	(114)	(184)	—	(358)
Hotel operating expenses	—	—	(2,380)	—	(2,380)
Property-level expenses	(59)	(62)	(173)	—	(294)
Rental expenses	—	—	(450)	450	—
Minority interest	—	—	(8)	—	(8)
Corporate and other expenses	(2)	(17)	(28)	—	(47)
Interest income	47	8	11	(46)	20
Interest expense	(215)	(133)	(194)	46	(496)
Net gains on property transactions	1	—	4	—	5
Equity in earnings (losses) of affiliates	77	78	(14)	(150)	(9)
Loss on foreign currency and derivative contracts	—	—	(2)	—	(2)

Income (loss) from continuing operations before taxes	(15)	98	14	(150)	(53)
Benefit (provision) for income taxes	6	—	(10)	—	(4)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9)	98	4	(150)	(57)
Income (loss) from discontinued operations	(10)	(17)	65	—	38

NET INCOME (LOSS)	$(19)	$81	$69	$(150)	$(19)

Year Ended December 31, 2001

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$215	$366	$3,446	$(469)	$3,558
Depreciation and amortization	(61)	(108)	(177)	—	(346)
Hotel operating expenses	—	—	(2,345)	—	(2,345)
Property-level expenses	(59)	(61)	(171)	—	(291)
Rental expense	—	—	(469)	469	—
Minority interest	—	—	(16)	—	(16)
Corporate and other expenses	(19)	(13)	(19)	—	(51)
Interest income	54	13	17	(48)	36
Interest expense	(211)	(135)	(190)	48	(488)
Net gains (losses) on property transactions	13	(12)	5	—	6
Equity in earnings (losses) of affiliates	125	87	(9)	(200)	3
Lease repurchase expense	—	—	(5)	—	(5)

Income (loss) from continuing operations before taxes	57	137	67	(200)	61
Benefit for income taxes	23	—	(32)	—	(9)

INCOME (LOSS) FROM CONTINUING OPERATIONS	80	137	35	(200)	52
Gain (loss) from discontinued operations	(23)	(27)	55	—	5

NET INCOME (LOSS)	$57	$110	$90	$(200)	$57

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Combined Consolidating Statements of Cash Flows

(in millions)

Year Ended December 31, 2003

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash from (used in) operations	$(67)	$265	$175	$373

INVESTING ACTIVITIES
Proceeds from sales of assets, net	75	109	—	184
Disposition of World Trade Center hotel	—	185	—	185
Acquisitions	—	(321)	(3)	(324)
Capital expenditures	(39)	(82)	(80)	(201)

Cash used in investing activities	36	(109)	(83)	(156)

FINANCING ACTIVITIES
Issuance of debt	725	—	88	813
Financing costs	(14)	—	(2)	(16)
Debt prepayments	(790)	(82)	(135)	(1,007)
Repayment of debt	—	(8)	(44)	(52)
Issuance of OP Units	501	—	—	501
Distributions on preferred limited partner units	(35)	—	—	(35)
Distributions to minority interests	—	—	(6)	(6)
Transfer to/from Parent	118	(66)	(52)	—
Other	(12)	—	—	(12)

Cash (used in) from financing activities	493	(156)	(151)	186

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	462	—	(59)	403
CASH AND CASH EQUIVALENTS, beginning of year	159	2	200	361

CASH AND CASH EQUIVALENTS, end of year	$621	$2	$141	$764

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2002

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash from (used in) operations	$(73)	$149	$304	$380

INVESTING ACTIVITIES
Acquisitions	—	(117)	—	(117)
Capital expenditures	(27)	(63)	(90)	(180)
Return of escrow funds from Marriott International	12	26	37	75

Cash used in investing activities	(15)	(154)	(53)	(222)

FINANCING ACTIVITIES
Financing costs	(8)	—	—	(8)
Debt prepayments	(13)	—	—	(13)
Repayment of debt	(15)	(6)	(42)	(63)
Issuance of OP Units	1	—	—	1
Distributions on preferred limited partner units	(35)	—	—	(35)
Distributions to minority interests	—	—	(18)	(18)
Purchase of interest rate cap	(3)	—	—	(3)
Transfer to/from Parent	106	10	(116)	—
Other	(10)	—	—	(10)

Cash from (used in) financing activities	23	4	(176)	(149)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(65)	(1)	75	9
CASH AND CASH EQUIVALENTS, beginning of year	224	3	125	352

CASH AND CASH EQUIVALENTS, end of year	$159	$2	$200	$361

HOST MARRIOTT, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2001

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash from operations	$(13)	$(52)	$355	$290

INVESTING ACTIVITIES
Proceeds from sales of assets	45	15	—	60
Capital expenditures	(55)	(123)	(108)	(286)
Acquisitions	(63)	—	—	(63)
Other	7	—	3	10

Cash used in investing activities	(66)	(108)	(105)	(279)

FINANCING ACTIVITIES
Issuance of debt	875	—	105	980
Financing costs	(9)	—	(3)	(12)
Debt prepayments	(575)	(105)	(23)	(703)
Repayment of debt	(9)	(5)	(41)	(55)
Issuance of OP Units	3	—	—	3
Issuance of preferred limited partner units	143	—	—	143
Distributions on common and preferred limited partner units	(326)	—	—	(326)
Distributions to minority interests	—	—	(18)	(18)
Transfer to/from Parent	(17)	245	(228)	—
Changes in restricted cash	16	—	—	16

Cash (used in) from financing activities	101	135	(208)	28

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22	(25)	42	39
CASH AND CASH EQUIVALENTS, beginning of year	202	28	83	313

CASH AND CASH EQUIVALENTS, end of year	$224	$3	$125	$352

20.    Subsequent Events

In January 2004, we redeemed approximately $218 million of Series C senior notes and made a partial prepayment of approximately $44 million on a mortgage loan for two Ritz-Carlton properties. We recorded a loss of approximately $11 million related to the payment of the call premium and the acceleration of the related deferred financing fees in the first quarter of 2004.

In January 2004, we sold four hotels for total proceeds of approximately $80 million for a minimal gain.

21.    Quarterly Financial Data (unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in millions, except per share amounts)
Revenues	$779	$840	$737	$1,092	$3,448
Income (loss) from continuing operations	(39)	(20)	(77)	(89)	(225)
Income from discontinued operations	1	4	4	230	239
Cumulative effect of a change in accounting principle (1)	—	—	(24)	24	—
Net income (loss)	(38)	(16)	(97)	165	14
Net income (loss) available to common unitholders	(47)	(25)	(106)	157	(21)
Basic earnings (loss) per common unit:
Continuing operations	(.16)	(.09)	(.28)	(.29)	(.85)
Discontinued operations	—	.01	.01	.69	.78
Cumulative effect of a change in accounting principle (1)	—	—	(.08)	.07	—
Net income (loss)	(.16)	(.08)	(.35)	.47	(.07)
Diluted earnings (loss) per common unit:
Continuing operations	(.16)	(.09)	(.28)	(.29)	(.85)
Discontinued operations	—	.01	.01	.69	.78
Cumulative effect of a change in accounting principle (1)	—	—	(.08)	.07	—
Net income (loss)	(.16)	(.08)	(.35)	.47	(.07)

(1)	See the discussion of the cumulative effect of a change in accounting principle in Note 1, “Application of New Accounting Standards.”

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in millions, except per share amounts)
Revenues	$762	$881	$745	$1,128	$3,516
Income (loss) from continuing operations	(14)	21	(53)	(11)	(57)
Income from discontinued operations	15	5	11	7	38
Net income (loss)	1	26	(42)	(4)	(19)
Net income (loss) available to common unitholders	(8)	17	(51)	(12)	(54)
Basic earnings (loss) per common unit:
Continuing operations	(.08)	.04	(.21)	(.06)	(.32)
Discontinued operations	.05	.02	.04	.02	.13
Net income (loss)	(.03)	.06	(.17)	(.04)	(.19)
Diluted earnings (loss) per common unit:
Continuing operations	(.08)	.04	(.21)	(.06)	(.32)
Discontinued operations	.05	.02	.04	.02	.13
Net income (loss)	(.03)	.06	(.17)	(.04)	(.19)

The sum of the basic and diluted earnings (loss) per common unit for the four quarters in all years presented differs from the annual earnings per unit due to the required method of computing the weighted average number of units in the respective periods.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Host Marriott’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We carried out an evaluation, under the supervision and with the participation of Host Marriott’s management, including their Chief Executive Officer and their Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, their Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Marriott’s 2004 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of Host Marriott’s fiscal year).

Item 10.    Directors and Executive Officers of the Registrant

Host Marriott has adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of Host Marriott’s Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 8 of the Code of Business Conduct and Ethics, entitled Special Ethics Obligations of Employees with Financial Reporting Obligations. The Code is available at the Investor Information/Governance section of Host Marriott’s website at www.hostmarriott.com. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from our Code of Business Conduct and Ethics by posting such information on Host Marriott’s web site.

The information required by this item with respect to directors is incorporated by reference to the section of the Host Marriott’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “Proposal No. 1: Election of Directors.” See Part I of this Annual Report for information regarding the executive officers of Host Marriott.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the Host Marriott’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this item with respect to Audit Committee Financial Experts is incorporated by reference to the section of the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “The Board of Directors and Committees of the Board.”

Item 11.    Executive Compensation

The information required by this item is incorporated by reference to the section of Host Marriott’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders entitled “Executive Officer Compensation,” “Aggregated Stock Option/SAR Exercises and Year-end Value,” “Compensation of Directors,” “Employment Arrangements” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The Information required by this item is incorporated by reference to the section of Host Marriott’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.    Certain Relationships and Related Transactions

The Information required by this item is incorporated by reference to the section of the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions.”

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section of Host Marriott’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders entitled “Auditor Fees.”

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

(b)	REPORTS ON FORM 8-K

—	On February 6, 2004 Host Marriott, L.P. filed a current report on Form 8-K to file an announcement that it has sold three hotels and signed an agreement to sell two additional hotels for total proceeds of $70 million and announced the sale of the Mexico City Airport Marriott hotel for total proceeds of $30 million.

—	On January 27, 2004 Host Marriott, L.P. filed an amendment to a current report on Form 8-K originally filed on November 25, 2003, to announce the acquisition of the Hyatt Regency Maui Resort and Spa and present pro forma and historical financial statements related to the acquisition.

—	On December 10, 2003 Host Marriott, L.P. filed a current report on Form 8-K to file restated consolidated financial statements for December 31, 2002 and 2001 and for the three years ended December 31, 2002.

—	On November 25, 2003 Host Marriott, L.P. filed a current report on Form 8-K to announce the acquisition of the Hyatt Regency Maui Resort and Spa.

(c)	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among Host Marriott Corporation, HMC Merger Corporation and Host Marriott L.P. (incorporated by reference to Exhibit 2.1 of Host Marriott Corporation Registration Statement No. 333-64793).

3.1	Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P. (incorporated by reference to Exhibit 3.1 of Host Marriott, L.P.’s Registration Statement on Form S-4/A No. 333-55807, filed October 8, 1998).

3.2	Eleventh Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of August 3, 1999, establishing an additional class of units entitled the Class A Preferred Units (incorporated by reference to Exhibit 3.2 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

3.3	Sixteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of November 29, 1999, establishing an additional class of units entitled the Class B Preferred Units (incorporated by reference to Exhibit 3.3 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

3.4	Twenty-fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of March 27, 2001, establishing an additional class of units entitled the Class C Preferred Units (incorporated by reference to Exhibit 3.4 of Host Marriott, L.P.’s Report on Form 10-K for the year ended December 31, 2001).

3.5	Thirty-sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Host Marriott, L.P., dated as of June 19, 2003, establishing an additional class of units entitled the Class D Preferred Units (incorporated by reference to Exhibit 10.5 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

4.1	Indenture for the 6 3/4% Convertible Debentures, dated December 2, 1996, between Host Marriott Corporation and IBJ Schroeder Bank & Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott Corporation’s Registration Statement No. 333-19923).

4.2	First Supplemental Indenture, dated December 29, 1998, to Indenture, dated December 2, 1996, by and among Host Marriott Corporation, HMC Merger Corporation, Host Marriott, L.P., and IBJ Schroeder Bank & Trust Company (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation Current Report on Form 8-K, dated December 30, 1998).

Exhibit No.	Description
4.3	Amended and Restated Trust Agreement, dated December 29, 1998, among HMC Merger Corporation, as Depositor, IBJ Schroeder Bank & Trust Company, as Property Trustee, Delaware Trust Capital Management, Inc., as Delaware Trustee, and Robert E. Parsons, Jr., W. Edward Walter and Christopher G. Townsend, as Administrative Trustees (incorporated by reference to Exhibit 4.9 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

4.4	Guarantee Agreement, dated December 2, 1996, between Host Marriott Corporation and IBJ Schroeder Bank & Trust Company, as Guarantee Trustee (incorporated by reference to Exhibit 4.6 of Host Marriott Corporation Registration Statement No. 333-19923).

4.5	Amendment No. 1, dated December 29, 1998, to Guarantee Agreement, dated December 2, 1996 (incorporated by reference to Exhibit 4.2 of Host Marriott Corporation Current Report on Form 8-K, dated December 30, 1998).

4.6	First Supplemental Indenture to Amended and Restated Indenture dated as of August 5, 1998 among HMH Properties, Inc., the Guarantors and Subsidiary Guarantors named in the Amended and Restated Indenture, dated as of August 5, 1998, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

4.7	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Registration Statement No. 333-55807).

4.8	Fourth Supplemental Indenture, dated as of February 25, 1999, among Host Marriott, L.P., the Subsidiary Guarantors signatory thereto and Marine Midland Bank as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Fourth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement No. 333-79275).

4.9	Sixth Supplemental Indenture, dated as of October 6, 2000, among Host Marriott, L.P., the Subsidiary Guarantors signatory thereto and HSBC Bank USA (formerly Marine Midland Bank, as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Sixth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement No. 333-51944).

4.10	Ninth Supplemental Indenture, dated as of December 14, 2001, among Host Marriott, L.P. the Subsidiary Guarantors signatory thereto and HSBC Bank USA (formerly Marine Midland Bank, as Trustee to the Amended and Restated Indenture, dated as of August 5, 1998, as amended and supplemented through the date of the Ninth Supplemental Indenture (incorporated by reference to Exhibit 4.2 of Host Marriott, L.P.’s Registration Statement No ..333-76550).

4.11	Twelfth Supplemental Indenture, dated November 6, 2003, by and among Host Marriott, L.P., the Subsidiary Guarantors signatures thereto and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee (incorporated by reference to Exhibit 4.13 of Host Marriott, L.P.’s Registration Statement on Form S-4 filed December 9, 2003).

10.1	Host Marriott L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 1999 (formerly the Host Marriott Corporation Executive Deferred Compensation Plan) (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.2	Host Marriott Corporation 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K in 2003, filed March 2, 2004).

Exhibit No.	Description
10.3	Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference from Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.4	Amendment No. 1 to the Distribution Agreement dated December 29, 1995 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.5	Amendment No. 2 to the Distribution Agreement dated June 21, 1997 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.8 of Host Marriott Corporation Registration Statement No. 333-64793).

10.6	Amendment No. 3 to the Distribution Agreement dated March 3, 1998 by and among Host Marriott Corporation, Host Marriott Services Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.9 of Host Marriott Corporation Registration Statement No. 333-64793).

10.7	Amendment No. 4 to the Distribution Agreement by and among Host Marriott Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.10 of Host Marriott Corporation Registration Statement No. 333-64793).

10.8	Amendment No. 5 to the Distribution Agreement, dated December 18, 1998, by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Form 10-K for the year ended December 31, 1998).

10.9	Amendment No. 6, dated as of January 10, 2001, to the Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.10	Amendment No. 7, dated as of December 29, 2001, to the Distribution Agreement dated as of December 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002).

10.11	Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.12	Amendment to Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 10.16 of Host Marriott Corporation’s Form Report on 10-K for the year ended December 31, 1998).

10.13	Tax Sharing Agreement dated as of October 5, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.14	License Agreement dated as of December 29, 1998 by and among Host Marriott Corporation, Host Marriott, L.P., Marriott International, Inc. and Marriott Worldwide Corporation (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.15	Tax Administration Agreement dated as of October 8, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

Exhibit No.	Description
10.16	Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.17 of Host Marriott Corporation Registration Statement No. 333-64793).

10.17	First Amendment to Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation Registration Statement No. 333-64793).

10.18	Employee Benefits and Other Employment Matters Allocation Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.19	Tax Sharing Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.20	Host Marriott, L.P. Retirement and Savings Plan, as amended and effective January 1, 2004 (incorporated by reference to Exhibit 10.25 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.21	Contribution Agreement dated as of April 16, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation Registration Statement No. 333-55807).

10.22	Amendment No. 1 to Contribution Agreement dated May 8, 1998 among Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation Registration Statement No. 333-55807).

10.23	Amendment No. 2 to Contribution Agreement dated May 18, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.20 of Host Marriott Corporation Registration Statement No. 333-55807).

10.24	Employee Benefits and Other Employment Matters Allocation Agreement between Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.25 of Host Marriott Corporation Registration Statement No. 333-64793).

10.25	Amendment to the Employee Benefits and Other Employment Matters Allocation Agreement effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott International, Inc., Sodexho Marriott Services, Inc., Crestline Capital Corporation and Host Marriott, L.P. (incorporated by reference to Exhibit 10.34 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.26	Amended and Restated Noncompetition Agreement among Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation, dated December 28, 1998 (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation’s Annual Report on Form 10-K dated December 31, 1998).

10.27	First Amendment, dated as of December 28, 1998, to the Restated Noncompetition Agreement dated March 3, 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.32 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.28	Credit Agreement, dated as of June 6, 2002, among Host Marriott, L.P., Certain Canadian Subsidiaries of Host Marriott, L.P., Deutsche Bank Trust Company Americas, Bank of America, N.A., Citicorp Real Estate, Inc., Credit Lyonnais New York Branch, Wells Fargo Bank, N.A. and various lenders (incorporated by reference to Exhibit 10.37 of Host Marriott, L.P.’s report on Form 8-K filed on June 14, 2002).

Exhibit No.		Description
10.29		Pledge and Security Agreement, dated as of June 6, 2002, among Host Marriott, L.P. and the other Pledgors named therein and Deutsche Bank Trust Company Americas, as Pledgee (incorporated by reference to Exhibit 10.38 of Host Marriott, L.P.’s report on Form 8-K filed on June 14, 2002).

10.30		Subsidiaries Guaranty, dated as of June 6, 2002, by the subsidiaries of Host Marriott, L.P. named as Guarantors therein (incorporated by reference to Exhibit 10.39 of Host Marriott, L.P.’s report on Form 8-K filed on June 14, 2002).

10.31		Amendment No. 1 to the Credit Agreement, dated as of May 14, 2003, among Host Marriott, L.P., Calgary Charlotte Partnership, HMC Toronto Air Company, HMC Toronto EC Company, HMC AP Canada Company, and Deutsche Bank Trust Company Americas, as Administrative Agent, and various lenders (incorporated by reference to Exhibit 10.41 of Host Marriott Corporation’s report on Form 8-K filed on May 19, 2003).

10.32		Acquisition and Exchange Agreement dated November 13, 2000 by Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 99.2 of Host Marriott, L.P.’s Form 8-K/A filed December 14, 2000).

10.33		Host Marriott Corporation’s Non-Employee Director’s Deferred Stock Compensation Plan. (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998).

10.34		Separation and Retire Agreement dated as of May 30, 2003 (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Report on Form 10-Q, filed August 4, 2003).

10.35		Host Marriott Severance Plan for members of senior management adopted as of March 6, 2003 (incorporated by reference to Exhibit 10.39 of Host Marriott Corporation’s Report on Form 10-Q, filed August 4, 2003).

12	*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21	*	List of Subsidiaries of Host Marriott, L.P.

23	*	Consent of KPMG LLP.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 4, 2004.

HOST MARRIOTT, L.P.

By:	HOST MARRIOTT CORPORATION, its general partner

By:	/s/ W. EDWARD WALTER
W. Edward Walter
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Marriott Corporation, the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Dates

/S/ RICHARD E. MARRIOTT Richard E. Marriott	Chairman of the Board of Directors	March 4, 2004

/s/ CHRISTOPHER J. NASSETTA Christopher J. Nassetta	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2004

/s/ W. EDWARD WALTER W. Edward Walter	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2004

/s/ LARRY K. HARVEY Larry K. Harvey	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 4, 2004

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	March 4, 2004

/s/ TERENCE C. GOLDEN Terence C. Golden	Director	March 4, 2004

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	March 4, 2004

/s/ JUDITH A. MCHALE Judith A. McHale	Director	March 4, 2004

/s/ JOHN B. MORSE, JR. John B. Morse, Jr.	Director	March 4, 2004

SCHEDULE III

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in millions)

	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2003				Date of Completion of Construction	Date Acquired	Depreciation Life
Description(1)		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Full-service hotels:
Albany, New York	$—	$6	$31	$(1)	$6	$30	$36	$(5)	—	1998	40
The Ritz-Carlton, Amelia Island, Georgia	—	25	115	6	25	121	146	(15)	—	1998	40
Four Seasons, Atlanta, Georgia	37	5	48	13	6	60	66	(8)	—	1998	40
Grand Hyatt, Atlanta, Georgia	—	8	89	10	8	99	107	(13)	—	1998	40
Atlanta Marquis, Georgia	149	12	184	36	16	216	232	(29)	—	1998	40
Atlanta Midtown Suites, Georgia	—	—	26	2	—	28	28	(5)	—	1996	40
Westin, Buckhead, Georgia	33	5	84	17	6	100	106	(14)	—	1998	40
Bethesda, Maryland	—	—	10	20	—	30	30	(18)	—	1979	40
Miami Biscayne Bay, Florida	—	—	32	(3)	—	29	29	(6)	—	1998	40
Boston Marriott Copley Place, Massachusetts	92	—	203	12	—	215	215	(10)	—	2002	40
Boston/Newton, Massachusetts	—	3	31	9	3	40	43	(20)	—	1997	40
Hyatt, Boston, Massachusetts	35	15	69	17	17	84	101	(11)	—	1998	40
Hyatt Regency, Burlingame, California	68	16	119	32	20	147	167	(19)	—	1998	40
Calgary, Canada	13	6	17	6	5	24	29	(6)	—	1996	40
Hyatt Regency, Cambridge, Massachusetts	48	19	83	9	19	92	111	(12)	—	1998	40
Chicago/Downtown Courtyard, Illinois	—	7	27	3	7	30	37	(9)	—	1992	40
Chicago O’Hare, Illinois	—	4	26	29	4	55	59	(19)	—	1997	40
Chicago O’Hare Suites, Illinois	—	—	36	1	—	37	37	(5)	—	1998	40
Chicago/Deerfield Suites, Illinois	—	4	19	1	4	20	24	(7)	—	1990	40
Swissôtel, Chicago, Illinois	57	30	131	10	30	141	171	(19)	—	1998	40
Coronado Island Resort, California	—	—	53	4	—	57	57	(10)	—	1997	40
Costa Mesa Suites, California	—	3	18	1	3	19	22	(4)	—	1996	40
Dallas/Fort Worth Airport, Texas	—	6	37	7	6	44	50	(12)	—	1995	40
Dallas Quorum, Texas	—	—	27	5	—	32	32	(9)	—	1994	40
Dayton, Ohio	—	2	30	1	2	31	33	(4)	—	1998	40
The Ritz-Carlton, Dearborn, Michigan	—	8	51	3	8	54	62	(8)	—	1998	40
Denver Tech Center, Colorado	—	6	26	13	6	39	45	(9)	—	1994	40
Desert Springs Resort and Spa, California	93	13	143	64	13	207	220	(32)	—	1997	40
Fairview Park, Virginia	—	9	39	2	9	41	50	(6)	—	1998	40
Fort Lauderdale Marina, Florida	—	6	30	10	6	40	46	(12)	—	1994	40
Gaithersburg/Washingtonian Center, Maryland	—	7	22	1	7	23	30	(6)	—	1993	40
Hanover, New Jersey	27	6	29	9	6	38	44	(9)	—	1997	40
Harbor Beach Resort, Florida	93	—	62	45	—	107	107	(21)	—	1997	40
Hartford/Farmington, Connecticut	20	8	21	8	8	29	37	(5)	—	1997	40

SCHEDULE III

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in millions)

	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2002				Date of Completion of Construction	Date Acquired	Depreciation Life
Description(1)		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Houston Airport, Texas	—	—	10	28	—	38	38	(15)	—	1984	40
JW Marriott Hotel at Lenox, Georgia	—	—	21	10	—	31	31	(11)	—	1990	40
JW Marriott Houston, Texas	—	4	26	10	8	32	40	(9)	—	1994	40
JWDC, Washington, D.C.	88	26	99	4	26	103	129	(10)	—	2003	40
Kansas City Airport, Missouri	—	—	8	15	—	23	23	(19)	—	1974	40
Key Bridge, Virginia	—	—	38	3	—	41	41	(21)	—	1997	40
Manhattan Beach, California	—	—	36	5	—	41	41	(8)	—	1997	40
Marina Beach, California	—	—	13	15	—	28	28	(5)	—	1995	40
Maui Hyatt, Hawaii	—	93	213	—	93	213	306	(1)	—	2003	40
Memphis, Tennessee	—	—	16	10	—	26	26	(6)	—	1998	40
Mexico City Airport, Mexico	9	9	29	1	9	30	39	(12)	—	1996	40
JW Marriott, Mexico City, Mexico	12	11	35	3	11	38	49	(10)	—	1996	40
Miami Airport, Florida	—	—	7	42	—	49	49	(30)	—	1972	40
Minneapolis City Center, Minnesota	—	—	27	15	—	42	42	(25)	—	1986	40
Minneapolis Southwest, Minnesota	—	5	23	1	5	24	29	(4)	—	1998	40
New Orleans, Louisiana	93	16	96	56	16	152	168	(29)	—	1996	40
New York Financial Center, New York	—	19	79	13	19	92	111	(18)	—	1997	40
New York Marquis, New York	240	—	552	77	—	629	629	(240)	—	1986	40
Newark Airport, New Jersey	—	—	30	23	—	53	53	(28)	—	1984	40
Newport Beach, California	—	11	13	45	11	58	69	(34)	—	1975	40
Orlando World Center Resort, Florida	225	18	157	178	29	324	353	(51)	—	1997	40
Pentagon City Residence Inn, Virginia	—	6	29	3	6	32	38	(6)	—	1996	40
Philadelphia Airport, Pennsylvania	—	—	42	2	—	44	44	(9)	—	1995	40
Philadelphia Convention Center, Pennsylvania	104	3	143	52	11	187	198	(38)	—	1995	40
Four Seasons, Philadelphia, Pennsylvania	—	27	59	9	27	68	95	(9)	—	1998	40
Portland, Oregon	—	6	40	8	6	48	54	(12)	—	1994	40
Hyatt Regency, Reston, Virginia	44	11	78	8	11	86	97	(11)	—	1998	40
The Ritz-Carlton, Phoenix, Arizona	—	10	63	1	10	64	74	(10)	—	1998	40
The Ritz-Carlton, Tysons Corner, Virginia	—	—	89	5	—	94	94	(14)	—	1998	40
The Ritz-Carlton, San Francisco, California	—	31	123	5	31	128	159	(18)	—	1998	40
Salt Lake City, Utah	—	—	48	9	—	57	57	(10)	—	1996	40
San Antonio Rivercenter, Texas	76	—	86	44	—	130	130	(23)	—	1996	40
San Antonio Riverwalk, Texas	—	—	45	3	—	48	48	(11)	—	1995	40
San Diego Hotel and Marina, California	188	—	203	92	—	295	295	(54)	—	1996	40

SCHEDULE III

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in millions)

		Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2002				Date of Completion of Construction	Date Acquired	Depreciation Life
Description(1)	Debt	Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
San Diego Mission Valley, California	—	4	22	—	4	22	26	(4)	—	1998	40
San Francisco Airport, California	—	11	48	16	12	63	75	(16)	—	1994	40
San Francisco Fisherman’s Wharf, California	—	6	20	7	6	27	33	(9)	—	1994	40
San Francisco Moscone Center, California	—	—	278	31	—	309	309	(91)	—	1989	40
San Ramon, California	21	—	22	9	—	31	31	(6)	—	1996	40
Santa Clara, California	37	—	39	32	—	71	71	(36)	—	1989	40
Scottsdale Suites, Arizona	—	3	20	—	3	20	23	(4)	—	1996	40
Seattle SeaTac Airport, Washington	—	4	48	(6)	4	42	46	(9)	—	1998	40
Tampa Waterside, Florida	—	—	—	98	11	87	98	(9)	2000		40
Swissôtel, The Drake, New York	66	29	130	39	34	164	198	(22)	—	1998	40
The Ritz-Carlton, Atlanta, Georgia	—	13	41	9	13	50	63	(12)	—	1996	40
The Ritz-Carlton, Buckhead, Georgia	78	15	79	21	15	100	115	(19)	—	1996	40
The Ritz-Carlton, Marina del Rey, California	—	—	52	8	—	60	60	(12)	—	1997	40
The Ritz-Carlton, Naples, Florida	117	19	126	58	21	182	203	(36)	—	1996	40
The Ritz-Carlton, Naples Golf Lodge, Florida	—	6	—	63	6	63	69	(3)	2002	—	40
Toronto Airport, Canada	15	5	24	3	5	27	32	(6)	—	1996	40
Toronto Eaton Center, Canada	27	—	27	3	—	30	30	(6)	—	1995	40
Toronto Delta Meadowvale, Canada	—	4	20	8	4	28	32	(8)	—	1996	40
Torrance, California	—	9	39	4	9	43	52	(6)	—	1998	40
Dulles Airport, Virginia	—	—	3	25	—	28	28	(21)	—	1970	40
Washington Dulles Suites, Virginia	—	3	24	1	3	25	28	(5)	—	1996	40
Washington Metro Center, Washington D.C.	—	20	24	3	20	27	47	(7)	—	1994	40
Westfields, Virginia	—	7	32	3	7	35	42	(9)	—	1994	40

Sub total full-service hotels:	2,205	703	5,662	1,632	756	7,231	7,987	(1,564)
Sub total—other full-service properties less than 5% of total:	—	30	297	57	30	354	384	(120)		various	40

Total full-service properties:	2,205	733	5,959	1,689	786	7,585	8,371	(1,684)
Other properties, each less than 5% of total	—	36	15	(38)	—	13	13	(13)		various	various

Total properties	—	769	5,974	1,651	786	7,598	8,384	(1,697)
Held for sale properties	—	12	64	12	12	76	88	(20)		various	—

TOTAL	$2,205	$781	$6,038	$1,663	$798	$7,674	$8,472	$(1,717)

(1)	Each hotel is operated as a Marriott-brand hotel unless otherwise indicated by its name.

SCHEDULE III

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2003, 2002 and 2001 is as follows:

Balance at December 31, 2000	$7,671
Additions:
Capital expenditures and transfers from construction-in-progress	278
Deductions:
Impairment charges	(13)
Dispositions and other	(201)

Balance at December 31, 2001	7,735
Additions:
Acquisitions	284
Capital expenditures and transfers from construction-in-progress	158
Deductions:
Dispositions and other	(42)

Balance at December 31, 2002	8,135
Additions:
Acquisitions	448
Capital expenditures and transfers from construction-in-progress	94
Deductions:
Dispositions and other	(195)
Assets held for sale	(88)

Balance at December 31, 2003	$8,394

SCHEDULE III

5 of 5

HOST MARRIOTT, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(in millions)

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2003, 2002 and 2001 is as follows:

Balance at December 31, 2000	$1,066
Depreciation and amortization	281
Dispositions and other	(66)

Balance at December 31, 2001	1,281
Depreciation and amortization	237
Dispositions and other	(17)

Balance at December 31, 2002	1,501
Depreciation and amortization	257
Dispositions and other	(41)
Depreciation on assets held for sale	(20)

Balance at December 31, 2003	$1,697

(C)	The aggregate cost of properties for Federal income tax purposes is approximately $5,695 million at December 31, 2003.

(D)	The total cost of properties excludes construction-in-progress properties.