Form 10-Q
period 2004-06-18
HOST MARRIOTT L P
filed 2004-07-26
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 18, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Units outstanding July 15, 2004
Units of limited partnership interest	369,895,721

CONDENSED CONSOLIDATED BALANCE SHEETS

June 18, 2004 and December 31, 2003

(unaudited, in millions, except per unit amounts)

	June 18, 2004	December 31, 2003
ASSETS
Property and equipment, net	$7,031	$7,085
Assets held for sale	—	73
Notes and other receivables	54	54
Due from managers	92	62
Investments in affiliates	66	74
Deferred financing costs, net	75	82
Furniture, fixtures and equipment replacement fund	156	144
Other	148	134
Restricted cash	124	116
Cash and cash equivalents	771	764

Total assets	$8,517	$8,588

LIABILITIES AND PARTNERS’ CAPITAL
Debt
Senior notes, including $490 million, net of discount, of Exchangeable Senior Debentures as of June 18, 2004	$2,884	$3,180
Mortgage debt	2,094	2,205
Convertible Subordinated Debentures	492	492
Other	99	101

Total debt	5,569	5,978
Accounts payable and accrued expenses	93	108
Liabilities associated with assets held for sale	—	2
Other	160	166

Total liabilities	5,822	6,254

Minority interest	88	89
Limited partnership interests of third parties at redemption value (representing 22.7 million units and 23.5 million units at June 18, 2004 and December 31, 2003, respectively)	279	290
Partner’s Capital
General partner	1	1
Cumulative redeemable preferred limited partner (liquidation preference $453.5 million)	436	339
Limited partner	1,867	1,587
Accumulated other comprehensive income	24	28

Total partner’s capital	2,328	1,955

Total liabilities and partners’ capital	$8,517	$8,588

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended June 18, 2004 and June 20, 2003

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
REVENUES
Rooms	$544	$482	$1,013	$930
Food and beverage	300	267	554	507
Other	59	55	110	107

Total hotel sales	903	804	1,677	1,544
Rental income	24	24	53	51
Other income	—	—	—	2

Total revenues	927	828	1,730	1,597

EXPENSES
Rooms	132	116	249	226
Food and beverage	215	192	404	371
Hotel departmental expenses	241	217	456	421
Management fees	39	35	71	67
Other property-level expenses	71	76	140	145
Depreciation and amortization	83	81	165	165
Corporate expenses	12	12	25	25

Total expenses	793	729	1,510	1,420

OPERATING PROFIT	134	99	220	177
Interest income	2	2	5	5
Interest expense	(131)	(115)	(249)	(232)
Net gains on property transactions	4	2	5	3
Loss on foreign currency and derivative contracts	—	(1)	—	(2)
Minority interest income (expense)	3	(1)	(3)	(3)
Equity in losses of affiliates	(3)	(3)	(8)	(9)

INCOME (LOSS) BEFORE INCOME TAXES	9	(17)	(30)	(61)
Provision for income taxes	(11)	(6)	(8)	(2)

LOSS FROM CONTINUING OPERATIONS	(2)	(23)	(38)	(63)
Income from discontinued operations	20	7	22	9

NET INCOME (LOSS)	18	(16)	(16)	(54)
Less: Distributions on preferred units	(10)	(9)	(19)	(18)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$8	$(25)	$(35)	$(72)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON UNIT	$.02	$(.08)	$(.10)	$(.24)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 18, 2004 and June 20, 2003

(unaudited, in millions)

	June 18, 2004	June 20, 2003
OPERATING ACTIVITIES
Net loss	$(16)	$(54)
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	165	165
Discontinued operations:
Gain on dispositions	(19)	—
Depreciation	1	9
Amortization of deferred financing costs	16	9
Income taxes	2	(20)
Net gains on property transactions	(5)	(3)
Equity in losses of affiliates	8	9
Minority interest expense	3	3
Changes in other assets	(57)	(5)
Changes in other liabilities	(16)	(17)

Cash provided by operations	82	96

INVESTING ACTIVITIES
Acquisitions	(89)	(3)
Deposits for hotel acquisitions	(9)	—
Proceeds from sale of assets, net	155	25
Distributions received from equity investments	1	3
Capital expenditures:
Renewals and replacements	(84)	(86)
Development	(9)	(3)
Other investments	(2)	(5)

Cash used in investing activities	(37)	(69)

FINANCING ACTIVITIES
Issuance of debt, including the Exchangeable Senior Debentures, net of financing costs	483	(1)
Issuance of common units	301	—
Issuance of Class E preferred units	97	—
Scheduled principal repayments	(29)	(24)
Debt prepayments	(860)	(32)
Distributions on preferred units	(18)	(18)
Distributions to minority interests	(4)	(4)
Change in restricted cash	(8)	3

Cash used in financing activities	(38)	(76)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7	(49)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	764	361

CASH AND CASH EQUIVALENTS, END OF PERIOD	$771	$312

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 18, 2004 and June 20, 2003

(unaudited, in millions)

Supplemental disclosure of noncash investing and financing activities:

Through year-to-date June 18, 2004 and year-to-date June 20, 2003, Host Marriott issued approximately 810,000 and 579,000 shares, respectively, of common stock upon the conversion of operating partnership units of Host LP held by minority partners valued at approximately $10.0 million and $4.6 million, respectively.

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

Host Marriott, L.P., a Delaware limited partnership, or Host LP, operating through an umbrella partnership structure with Host Marriott Corporation, or Host Marriott, as the sole general partner, is primarily the owner of hotel properties. Host Marriott operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of June 18, 2004, Host Marriott owned approximately 94% of the partnership interests, which are referred to as OP units.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 and as amended from time to time in other filings with the Securities and Exchange Commission.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 18, 2004 and the results of our operations for quarters and year-to-date ended June 18, 2004 and June 20, 2003 and cash flows for year-to-date June 18, 2004 and June 20, 2003. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, the second quarter of 2004 ended on June 18 and the second quarter of 2003 ended on June 20. As a result, the year-to-date operations of 2004 include 170 days of operations, while the year-to-date operations of 2003 include 171 days of operations.

In addition, for results reported by hotel managers using a monthly reporting period (approximately one-fourth of our full-service hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). The year-to-date 2004 operations include 152 days for our monthly hotels compared to 151 days of operations for the year-to-date 2003 operations (because there were 29 days in February 2004).

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

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
	(in millions, except per unit amounts)
Net income (loss), as reported	$18	$(16)	$(16)	$(54)
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	4	3	7	5
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4)	(3)	(7)	(5)

Pro forma net income (loss)	18	(16)	(16)	(54)
Distributions on preferred units	(10)	(9)	(19)	(18)

Pro forma net income (loss) available to common unitholders	$8	$(25)	$(35)	$(72)

Income (loss) per unit
Basic and diluted—as reported	$.02	$(.08)	$(.10)	$(.24)

Basic and diluted—pro forma	$.02	$(.08)	$(.10)	$(.24)

3.	Earnings (Loss) per Common Unit

Basic earnings (loss) per common unit is computed by dividing net income (loss) available to common OP unitholders by the weighted average number of common OP units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) available to common OP unitholders as adjusted for potentially dilutive securities, by the weighted average number of common OP units outstanding plus potentially dilutive securities. Dilutive securities may include units distributed to Host Marriott for Host Marriott common shares granted under comprehensive stock plans, preferred OP units held by minority

Notes to Condensed Consolidated Financial Statements

(Unaudited)

partners and other minority interests that have the option to convert their interests to common OP units and the Convertible Subordinated Debentures. No effect is shown for securities if they are anti-dilutive.

	Quarter ended
	June 18, 2004			June 20, 2003
	(in millions, except per unit amounts)
	Income/ (loss)	Units	Per Unit Amount	Income/ (loss)	Units	Per Unit Amount
Net income (loss)	$18	345.9	$.05	$(16)	292.1	$(.05)
Distributions on preferred units	(10)	—	(.03)	(9)	—	(.03)

Basic and diluted income (loss)	$8	345.9	$.02	$(25)	292.1	$(.08)

	Year-to-date ended
	June 18, 2004			June 20, 2003
	Income/ (loss)	Units	Per Unit Amount	Income/ (loss)	Units	Per Unit Amount
Net loss	$(16)	345.1	$(.05)	$(54)	292.0	$(.18)
Distributions on preferred units	(19)	—	(.05)	(18)	—	(.06)

Basic and diluted loss	$(35)	345.1	$(.10)	$(72)	292.0	$(.24)

4.	Debt

On April 15, 2004, we used the net proceeds from the issuance of the Exchangeable Senior Debentures and available cash to redeem $494 million of our 7 7/8% Series B senior notes, which were scheduled to mature in 2008. On May 3, 2004, we redeemed an additional $65 million of the Series B senior notes with proceeds from the sale of assets. The terms of the senior notes required that we pay the holders a premium (3.985% based on the date of redemption), in exchange for the right to retire this debt in advance of its maturity date. We recorded a loss, which has been included in interest expense on our consolidated statement of operations, in the second quarter of approximately $30 million on the early extinguishment of debt, which includes the premium and the acceleration of the related deferred financing costs.

5.	Preferred OP Unit and Common OP Unit Issuances

On May 26, 2004, Host Marriott completed the sale of 4 million shares of 8 7/8% Class E redeemable preferred stock for net proceeds of approximately $97 million. Host Marriott then gave us the proceeds, and in return we issued to Host Marriott an equal number of Class E preferred units. On June 29, 2004, the underwriters exercised their option and purchased an additional 34,300 units for net proceeds of approximately $1 million. Holders of the Class E preferred units are entitled to receive cumulative cash distributions at a rate of 8 7/8% per annum of the $25 per unit liquidation preference. Distributions are payable quarterly in arrears, commencing July 15, 2004. On or after June 2, 2009, we have the option to redeem the Class E preferred units for $25 per unit, plus accrued and unpaid distributions to the date of redemption. The Class E preferred units rank senior to the common OP units and the authorized Series A Junior Participating preferred units, and on a parity with all other classes of preferred units. The preferred unitholders generally have no voting rights.

The proceeds from the issuance of the Class E preferred units, along with available cash, will be used to redeem the Class A preferred units. On July 1, 2004, we announced that we will redeem all 4.16 million units of Class A preferred units on August 3, 2004.

On June 14, 2004, Host Marriott completed the sale of 25 million shares of common stock for net proceeds of approximately $301 million, after payment of the underwriter discount and offering expenses. The proceeds were given to us, and we in return issued Host Marriott an equal number of common OP units.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	OP Unit Distributions

On June 17, 2004, our Board of Directors declared a quarterly cash distribution of $0.625 per unit for our publicly-traded Class A, B and C preferred units. They also declared a $0.265 per unit dividend on the publicly-traded Class E preferred units issued during the second quarter of 2004. The second quarter distributions were paid on July 15, 2004 to unitholders of record as of June 30, 2004.

7.	Geographic Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial. Accordingly, we report one business segment, hotel ownership. As of June 18, 2004, our foreign operations consist of four properties located in Canada and one property located in Mexico. There were no intercompany sales between our domestic properties and our foreign properties. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
	(in millions)		(in millions)
United States	$901	$808	$1,684	$1,559
Canada	20	15	37	29
Mexico	6	5	9	9

Total revenue	$927	$828	$1,730	$1,597

8.	Comprehensive Income (Loss)

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

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
	(in millions)		(in millions)
Net income (loss)	$18	$(16)	$(15)	$(54)
Other comprehensive income (loss)	(2)	4	(4)	12

Comprehensive income (loss)	$16	$(12)	$(19)	$(42)

9.	Dispositions

We sold six hotels during the first quarter of 2004, (the Atlanta Marriott Northwest, the Detroit Romulus Marriott, the Detroit Marriott Southfield, the Atlanta Marriott Norcross, the Fullerton Marriott and the Mexico City Airport Marriott) and one hotel during the second quarter of 2004 (Dallas/Fort Worth Airport Marriott) for net proceeds of approximately $155 million. The following table summarizes the revenues, income before taxes, and the gain on disposal, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented, including the operations of eight additional hotels through the date of their disposition in 2003.

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
	(in millions)		(in millions)
Revenues	$4	$46	$16	$83
Income before taxes	1	7	2	9
Gain on disposals, net of tax	19	—	20	—

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.	Acquisitions

On April 27, 2004, we purchased the 455-room Chicago Embassy Suites, Downtown-Lakefront for approximately $89 million.

On July 15, 2004, we purchased the 450-suite Fairmont Kea Lani Maui for approximately $355 million.

11.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

All of our subsidiaries guarantee our senior notes except those owning 63 of the full-service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental Condensed Combined Consolidating Balance Sheets

(in millions)

June 18, 2004

The following condensed combined consolidating information sets forth the financial position as of June 18, 2004 and December 31, 2003, results of operations for the quarter and year-to-date ended June 18, 2004 and June 20, 2003 and cash flows year-to-date ended June 18, 2004 and June 20, 2003 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$891	$2,662	$3,478	$—	$7,031
Notes and other receivables	658	32	100	(736)	54
Due from managers	(6)	1	97	—	92
Investments in affiliate	2,766	1,864	71	(4,635)	66
Rent receivable	(4)	20	66	(82)	—
Deferred financing costs, net	51	1	23	—	75
Furniture, fixtures and equipment replacement fund	33	4	102	17	156
Other	163	26	79	(120)	148
Restricted cash	4	4	116	—	124
Cash and cash equivalents	634	3	134	—	771

Total assets	$5,190	$4,617	$4,266	$(5,556)	$8,517

Debt	$2,683	$1,414	$2,123	$(651)	$5,569
Other liabilities	37	172	451	(407)	253

Total liabilities	2,720	1,586	2,574	(1,058)	5,822
Minority interests	—	—	88	—	88
Limited partner interest of third parties at redemption value	279	—	—	—	279
Partner’s capital	2,191	3,031	1,604	(4,498)	2,328

Total liabilities and partner’s capital	$5,190	$4,617	$4,266	$(5,556)	$8,517

December 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$938	$2,606	$3,541	$—	$7,085
Assets held for sale	38	35	—	—	73
Notes and other receivables	678	32	100	(756)	54
Due from managers	(5)	—	68	(1)	62
Investments in affiliate	2,743	1,905	80	(4,654)	74
Rent receivable	—	9	31	(40)	—
Deferred financing costs, net	56	1	25	—	82
Furniture, fixtures and equipment replacement fund	45	14	85	—	144
Other assets	137	4	114	(121)	134
Restricted cash	4	3	109	—	116
Cash and cash equivalents	621	2	141	—	764

Total assets	$5,255	$4,611	$4,294	$(5,572)	$8,588

Debt	$2,976	$1,464	$2,208	$(670)	$5,978
Other liabilities	29	125	365	(243)	276

Total liabilities	3,005	1,589	2,573	(913)	6,254
Minority interests	—	—	89	—	89
Limited partner interest of third parties at redemption value	290	—	—	—	290
Partner’s capital	1,960	3,022	1,632	(4,659)	1,955

Total liabilities and partner’s capital	$5,255	$4,611	$4,294	$(5,572)	$8,588

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental Condensed Combined Statements of Operations

(in millions)

Quarter ended June 18, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$17	$65	$908	$(63)	$927
Depreciation and amortization	(14)	(30)	(39)	—	(83)
Hotel operating expenses	—	—	(627)	—	(627)
Property-level expenses	(6)	(21)	(44)	—	(71)
Rental expense	—	—	(139)	139	—
Minority interest expense	—	—	3	—	3
Interest expense	(64)	(30)	(47)	10	(131)
Interest income	7	4	1	(10)	2
Corporate and other expenses	(2)	(4)	(6)	—	(12)
Net gains on property transactions	3	—	1	—	4
Equity in losses of affiliates	(14)	—	(4)	15	(3)

Income (loss) before income taxes	(73)	(16)	7	91	9
Provision for income taxes	(2)	—	(9)	—	(11)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(75)	(16)	(2)	91	(2)
Income from discontinued operations	17	—	3	—	20

NET INCOME (LOSS)	$(58)	$(16)	$1	$91	$18

Quarter ended June 20, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$38	$71	$808	$(89)	$828
Depreciation and amortization	(18)	(31)	(32)	—	(81)
Hotel operating expenses	—	—	(560)	—	(560)
Other property-level expenses	(10)	(23)	(43)	—	(76)
Rental expense	—	—	(140)	140	—
Minority interest expense	—	—	(1)	—	(1)
Interest expense	(51)	(35)	(41)	12	(115)
Interest income	9	3	2	(12)	2
Corporate and other expenses	—	(6)	(6)	—	(12)
Net gains on property transactions	—	1	1	—	2
Loss on foreign currency and derivative contracts	(1)	—	—	—	(1)
Equity in losses of affiliates	(45)	(9)	(5)	56	(3)

Income (loss) before income taxes	(78)	(29)	(17)	107	(17)
Provision for income taxes	(1)	—	(5)	—	(6)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(79)	(29)	(22)	107	(23)
Income from discontinued operations	4	2	1	—	7

NET INCOME (LOSS)	$(75)	$(27)	$(21)	$107	$(16)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental Condensed Combined Statements of Operations

(in millions)

Year-to-date ended June 18, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$40	$119	$1,693	$(122)	$1,730
Depreciation and amortization	(26)	(61)	(78)	—	(165)
Hotel operating expenses	—	—	(1,180)	—	(1,180)
Property-level expenses	(19)	(39)	(82)	—	(140)
Rental expense	—	—	(259)	259	—
Minority interest expense	—	—	(3)	—	(3)
Interest expense	(118)	(59)	(92)	20	(249)
Interest income	16	6	3	(20)	5
Corporate and other expenses	(4)	(9)	(12)	—	(25)
Net gains on property transactions	3	—	2	—	5
Equity in losses of affiliates	(58)	(21)	(10)	81	(8)

Income (loss) before income taxes	(166)	(64)	(18)	218	(30)
Benefit for income taxes	(2)	—	(6)	—	(8)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(168)	(64)	(24)	218	(38)
Income (loss) from discontinued operations	15	3	4	—	22

NET INCOME (LOSS)	$(153)	$(61)	$(20)	$218	$(16)

Year-to-date ended June 20, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$75	$116	$1,559	$(153)	$1,597
Depreciation and amortization	(25)	(58)	(82)	—	(165)
Hotel operating expenses	—	—	(1,085)	—	(1,085)
Other property-level expenses	(23)	(39)	(83)	—	(145)
Rental expense	—	—	(258)	258	—
Minority interest expense	—	—	(3)	—	(3)
Interest expense	(101)	(61)	(95)	25	(232)
Interest income	19	7	4	(25)	5
Corporate and other expenses	(5)	(8)	(12)	—	(25)
Net gains on property transactions	—	1	2	—	3
Loss on foreign currency and derivative contracts	(2)	—	—	—	(2)
Equity in losses of affiliates	(102)	(29)	(10)	132	(9)

Income (loss) before income taxes	(164)	(71)	(63)	237	(61)
Provision for income taxes	(1)	—	(1)	—	(2)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(165)	(71)	(64)	237	(63)
Income from discontinued operations	6	2	1	—	9

NET INCOME (LOSS)	$(159)	$(69)	$(63)	$237	$(54)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Supplemental Condensed Combined Statements of Cash Flows

(in millions)

Year-to-date June 18, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$36	$1	$45	$82

INVESTING ACTIVITIES
Acquisitions	—	(89)	—	(89)
Deposits for hotel acquisitions	(9)	—	—	(9)
Proceeds from sale of assets, net	104	25	26	155
Distributions received from equity investments	—	1	—	1
Capital expenditures	(21)	(33)	(41)	(95)

Cash provided by (used in) investing activities	74	(96)	(15)	(37)

FINANCING ACTIVITIES
Issuances of Exchangeable Senior Debentures, net of financing costs	483	—	—	483
Issuance of common units	301	—	—	301
Issuance of preferred units	97	—	—	97
Scheduled principal repayments	—	(5)	(24)	(29)
Debt prepayment	(777)	(45)	(38)	(860)
Distributions on preferred units	(18)	—	—	(18)
Distributions to minority interests	—	—	(4)	(4)
Change in restricted cash	(1)	—	(7)	(8)
Transfers to/from Parent	(182)	146	36	—

Cash used in financing activities	(97)	96	(37)	(38)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$13	$1	$(7)	$7

Year-to-date June 20, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$53	$16	$27	$96

INVESTING ACTIVITIES
Proceeds from sale of assets, net	—	25	—	25
Acquisitions	—	—	(3)	(3)
Distributions received from equity investments	—	1	2	3
Capital expenditures	(13)	(41)	(40)	(94)

Cash used in investing activities	(13)	(15)	(41)	(69)

FINANCING ACTIVITIES
Financing costs	(1)	—	—	(1)
Scheduled principal repayments	—	(3)	(21)	(24)
Debt prepayments	(8)	(17)	(7)	(32)
Distributions on preferred units	(18)	—	—	(18)
Distributions to minority interests	—	—	(4)	(4)
Change in restricted cash	5	(1)	(1)	3
Transfers to/from Parent	(113)	19	94	—

Cash provided by (used in) financing activities	(135)	(2)	61	(76)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(56)	$1	$47	$(49)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Forward-Looking Statements

This discussion includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We identify forward-looking statements in this report by using words or phrases such as “believe,” “expect,” “may be,” “intend,” “predict,” “project,” “plan,” “objective,” “will be,” “should,” “estimate,” or “anticipate,” or similar expressions. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2003 and in our other filings with the Securities and Exchange Commission (SEC). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report to conform the statement to actual results or changes in our expectations.

Quarterly Summary

Host LP is a Delaware limited partnership, operating through an umbrella partnership structure, with Host Marriott as the general partner, that, as of July 15, 2004, owns 112 full-service hotel properties, which operate primarily in the luxury and upper-upscale hotel sectors. For a general overview of our business, see our Annual Report on Form 10-K.

Our Outlook. The steady growth in the economy over the last twelve months has resulted in industry-wide improvements in lodging demand during the first half of 2004. Our industry outlook for the second half of 2004 continues to be favorable. Historically, growth in lodging demand in the United States is correlated with U.S. Gross Domestic Product (GDP) growth; though the increase in demand will typically lag one to two quarters, especially within the luxury and upper-upscale sectors of the lodging industry in which we operate. Given the strong U.S. GDP forecasts, the strengthening of corporate profits and increasing levels of capital investment, we expect to continue to see increases in business-related travel and improvements in the pace of group bookings in the third and fourth quarters of 2004.

As lodging demand continues to grow and, in particular, as corporate group and corporate transient business strengthens, we believe that our hotels will continue to experience increasing revenues. In the second quarter of 2004, RevPAR for our comparable hotels increased 8.8% over the same period last year. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved and is generally considered a key indicator of revenues for hotels. For the third quarter and full year of 2004, we expect RevPAR to increase approximately 6% to 8% and 5.5% to 7%, respectively, for our comparable hotels as compared to third quarter and full year 2003. Improvements in RevPAR thus far in 2004 have been primarily driven by increases in occupancy at our hotels. We expect that as lodging demand continues to strengthen in the second half of the year, we will experience additional growth in average room rates as well. Increases in occupancy at a hotel also typically lead to increases in ancillary revenues, such as food and beverage, parking and other hotel revenues, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, do not result in these additional room-related costs. For this reason, while operating profit may increase when RevPAR increases as the result of occupancy gains, RevPAR increases that are the result of higher room rates have a greater impact on our profitability. We assess profitability by measuring changes in our operating margins, which are operating profit as a percentage of total revenues. Our operating margins increased only moderately because (i) the RevPAR increases were primarily due to increases in occupancy; (ii) extraordinary measures, such as mandatory reductions in work weeks, were taken by our managers in the second quarter of 2003 to temporarily reduce expenses; and, (iii) certain of our costs, primarily wages, benefits and utilities, increased at a rate greater than inflation. We expect these costs to continue to increase at a rate greater than inflation. Any improvements in margins are expected to be modest until we experience more substantial increases in average room rates in addition to increases in occupancy. We also expect to see improvements in RevPAR and operating margins as we continue our strategy of recycling assets. Over the past year, we have been acquiring upper-upscale and luxury properties in urban and resort/convention locations, where further large-scale development is limited, and selling assets in suburban, secondary and tertiary markets. The assets we have been acquiring have higher RevPAR, higher growth potential and higher margins than those we have been selling, which, over time, should contribute to improvements in overall RevPAR and margins, as well as an increase in the replacement cost per room of our portfolio.

While we believe the combination of improved demand trends and low supply growth trends in the lodging industry discussed above and in our Annual Report on Form 10-K creates the possibility for improvements in our business in 2004, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue.

Recent Financing Transactions and Acquisitions. On May 26, 2004, Host Marriott completed the sale of 4 million shares of 8 7/8% Class E redeemable preferred stock for net proceeds of approximately $97 million. On June 29, 2004, the underwriters exercised their over allotment option and purchased an additional 34,300 units for net proceeds of approximately $1 million. Host Marriott then contributed the proceeds to us, and in return we issued an equal number of Class E preferred units. The proceeds, along with available cash, will be used to redeem all 4.16 million units of our 10% Class A preferred units on August 3, 2004. The units will be redeemed at par plus accrued distributions to the redemption date.

On June 14, 2004, Host Marriott completed the sale of 25 million shares of their common stock for net proceeds of approximately $301 million, after payment of the underwriter discount and offering expenses. Host Marriott then contributed the proceeds to us, and in return we issued an equal number of OP units. On July 15, 2004, the proceeds, along with available cash, were used to acquire the 450-suite Fairmont Kea Lani Maui, Hawaii for $355 million. This property is the first Fairmont-branded property in our portfolio.

Results of Operations

The following table reflects key line items from our consolidated statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	June 18, 2004	June 20, 2003	% Increase
Revenues
Total hotel sales	$903	$804	12.3%
Operating costs and expenses:
Property-level costs (1)	781	717	8.9
Corporate expenses	12	12	—
Operating profit	134	99	35.4
Interest expense	131	115	13.9
Minority interest income (expense)	3	(1)	400.0
Income from discontinued operations	20	7	185.7
Net income (loss)	18	(16)	212.5
Comparable Hotel Operating Statistics
RevPAR	$112.64	$103.50	8.8%
Average room rate	$150.60	$149.00	1.1%
Average occupancy	74.8%	69.5%	5.3 pts.

	Year-to-date ended
	June 18, 2004	June 20, 2003	% Increase
Revenues
Total hotel sales	$1,677	$1,544	8.6%
Operating costs and expenses:
Property-level costs (1)	1,485	1,395	6.5
Corporate expenses	25	25	—
Operating Profit	220	177	24.3
Interest expense	249	232	7.3
Minority interest income (expense)	(3)	(3)	—
Income from discontinued operations	22	9	144.4
Net loss	(16)	(54)	70.4%
Comparable Hotel Operating Statistics
RevPAR	$109.32	$103.09	6.0%
Average room rate	$150.15	$149.24	0.6%
Average occupancy	72.8%	69.1%	3.7 pts.

(1)	Amount represents operating costs and expenses per our consolidated statements of operations less corporate expenses.

2004 Compared to 2003

Revenues. In second quarter 2004, our hotel sales increased $99 million, or 12.3%, from second quarter 2003 and increased $133 million, or 8.6%, year-to-date. The increase in revenues reflects the increase in RevPAR at the majority of our properties for both the second quarter and year-to-date as a result of strong increases in average occupancy and slight increases in average room rates. In addition, hotel sales include approximately $31 million in the second quarter and $47 million year-to-date in 2004 of sales for two hotels acquired subsequent to the second quarter of 2003. Hotel sales exclude sales for the properties we have sold through June 18, 2004 for all periods presented, which have been reclassified to discontinued operations. See “Discontinued Operations” below.

The majority of our customers fall into two broad groups: transient and group travelers. Continuing a trend we noted in the first quarter of 2004, the business mix data for our portfolio is showing a shift in transient room nights, which represents approximately 55% of our business, from lower-rated discount business to the higher-rated corporate and premium business. During the second quarter, transient demand was up 4%, with much of the improvement coming from growth in corporate and premium business. This indicates that our hotel managers are having greater success in reducing the number of rooms sold at discounted rates as the result of improving transient demand. Group business, which represents approximately 45% of our business, experienced an increase of 12% in the second quarter. We believe the upward trend in occupancy and average room rate should continue as a result of increased corporate and premium business for at least the remainder of the year.

As noted previously, RevPAR increased significantly at the majority of our comparable hotels primarily as a result of increased occupancy. However, the increase also reflects the lower level of operations in the second quarter of 2003 as a result of the war in Iraq and SARs related travel restrictions. We experienced RevPAR increases across the portfolio in the quarter as RevPAR increased 9.0%, 3.9%, 8.5%, and 16.9% for comparable hotels classified as urban, resort, suburban and airport properties, respectively. Year-to-date, comparable hotel RevPAR increased 5.3%, 4.3%, 6.3% and 12.0% for urban, resort, suburban and airport properties, respectively. Additionally, the performance of our portfolio is significantly affected by the performance of our large convention hotels. Due to the longer booking lead-time for large group business, these convention hotels have historically outperformed in the early stages of the industry downturn; however, they also lag the industry in performance in the early stages of recovery. However, as with other recoveries, we expect that these hotels will ultimately outperform and their performance will stay relatively strong for a longer period of time.

During the second quarter of 2004, we also experienced comparable hotel RevPAR gains in every geographic region in our portfolio. We classify 107 out of 111 of our hotels as comparable hotels. See “Comparable Hotel Operating Statistics” for a description of our comparable hotels, as well as hotel statistical data for our comparable hotels based on geographic regions. Our DC Metro region continues to be one of our best performing markets, as comparable hotel RevPAR increased 11.1% and 9.8% for the second quarter and year-to-date, respectively, due primarily to a 5.5% and 6.0% increase in average room rates for the second quarter and year-to-date, respectively, as a result of strengthening transient demand. We expect the rate of growth in RevPAR to slow for the rest of the year as a result of the rooms renovations underway at several hotels in the region.

Our Atlanta region, which had underperformed during the first quarter of 2004 with a comparable hotel RevPAR decline of .1%, reversed its performance and became one of our strongest performing markets during the second quarter as comparable hotel RevPAR grew by 12.9% and 6.5% for the quarter and year-to-date, respectively. The improvement was led by our downtown hotels, such as The Ritz-Carlton, Atlanta and the Atlanta Marriott Marquis, where RevPAR increased by 29.0% and 17.3%, respectively, during the second quarter of 2004. We expect the Atlanta region to continue its strong performance for the remainder of the year.

Our Pacific region, which had lagged behind the portfolio as a whole during 2002 and 2003, continued to rebound during the second quarter of 2004, as comparable hotel RevPAR increased 11.9% and 8.5% for the quarter and year-to-date, respectively, with significant increases in occupancy in the first half of 2004. The primary reason this market had been underperforming over the past three years had been the decline in travel related to the area’s technology companies, particularly in the San Francisco area. However, in 2004, the increase in the Pacific region reflects an increase in comparable hotel RevPAR for the quarter and year-to-date, respectively, at our San Francisco properties of 23.4% and 18.9%, respectively, along with a 10.8% and 10.5% increase in comparable hotel RevPAR for the quarter and year-to-date, respectively, at our Los Angeles properties. While we expect San Francisco’s RevPAR growth to moderate during the third quarter as city-wide conventions decline during the second half of the year, the Pacific region should continue to perform well.

Our Mid-Atlantic region also performed well during the second quarter of 2004 as comparable hotel RevPAR improved by 9.6%. Excluding the New York Marriott Marquis, RevPAR at our New York City properties improved 25.5% for the quarter. The Marquis’ results were affected by the loss of an average of 200 rooms due to the final phase of our rooms renovation, which led to a RevPAR increase for the quarter of just 3.6%. The rooms renovations have been completed, and all of our rooms at the hotel are available. Year-to-date, comparable hotel RevPAR in our Mid-Atlantic region has improved 6.8% over the prior year.

Our New England region, where comparable hotel RevPAR had declined by 3.0% in the first quarter, began to recover as comparable hotel RevPAR increased by 10.8% during the second quarter of 2004. The region was led by the Boston Hyatt, which was recently converted from the Swissôtel brand, where RevPAR improved by 28% for the quarter. The improvement in this region was driven by a 9.1 percentage point increase in occupancy for the quarter. Year-to-date, comparable hotel RevPAR in this region improved 5.2% over prior year.

Our Florida region had a relatively weaker quarter, with RevPAR growing by only 3.9%, as a result of weaker group demand at the Orlando World Center Marriott, where RevPAR decreased by 2%. The South Central market had RevPAR growth of just 3.5%, as our San Antonio properties continued to underperform the portfolio during the second quarter.

Comparable hotel RevPAR for our international properties increased 38.4% for the quarter and 26.7% year-to-date. Our four Canadian properties, three of which are in Toronto, experienced increases of 52.7% and 35.9% for the quarter and year-to-date, as the region has recovered from the SARs related travel restrictions in 2003 and the change in the Canadian dollar versus the U.S. dollar in the first half of 2004.

Operating Costs and Expenses. Operating costs and expenses increased $64 million, or 8.8%, from the second quarter of 2003 and increased $90 million, or 6.3% year-to date. This increase is due to additional costs associated with an increase in occupancy at our hotels and an increase in wage, benefit and utility costs, all of which we believe will continue to increase at a rate greater than inflation. In addition, the operating costs and expenses include the costs of two properties acquired subsequent to the end of second quarter 2003 of approximately $23 million and $34 million for the second quarter and year-to-date 2004, respectively, and exclude the costs for hotels we have sold, which are included in discontinued operations.

Interest Expense. Interest expense includes $22 million of call premiums and $8 million of accelerated deferred financing costs and original issue discounts for the second quarter and $31 million of call premiums and $11 million of accelerated deferred financing costs and original issue discounts year-to-date associated with the prepayment of $859 million of senior notes and certain mortgages during the first half of 2004.

Minority Interest Income (Expense). The increase in our minority interest expense (income) for the quarter is due to the loss on operations from our Mexico partnership offset by the increase in the net income for certain of our partnerships that are partially owned by third parties.

Discontinued Operations. Discontinued operations represent the results of operations and the gain or loss on disposition of 15 hotels during 2004 and 2003. For the second quarter 2004 and 2003, revenues for these properties were $4 million and $46 million, respectively, and our income (loss) before taxes was $1 million and $7 million, respectively. For year-to-date 2004 and 2003, revenues for these properties were $16 million and $83 million, respectively, and our income before taxes was $2 million and $9 million, respectively.

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

Cash Balances. As of June 18, 2004, we had $771 million of cash and cash equivalents, which was an increase of $7 million from December 31, 2003. Due to the volatile operating environment in 2002 and 2003, our cash balances have been in excess of the $100 million to $150 million which we had historically maintained. Our cash balance was significantly reduced by the recent acquisition of the Fairmont Kea Lani Maui for $355 million on July 15, 2004 and will be further reduced by the redemption of $104 million of Class A preferred units on August 3, 2004. The effect of these transactions should result in an available cash balance of approximately $300 million.

As of June 18, 2004, we also had $124 million of cash which was restricted as a result of lender requirements (including reserves for debt service, real estate taxes, insurance, furniture and fixtures, as well as cash collateral and excess cash flow deposits). The restricted cash balance includes $28 million and $15 million as of June 18, 2004 and December 31, 2003, respectively, which are held in escrow in accordance with restrictive debt covenant requirements (see “Debt and the Effect of Financial Covenants”). The restricted cash balances do not have a significant effect on our liquidity. We also currently have $250 million of availability under our credit facility and have no amounts outstanding under the facility.

Debt Repayments and Refinancings. Proceeds from the disposition of hotels and the issuance of the Exchangeable Senior Debentures have been and will be used to repay or redeem debt in 2004. As a result of the repayments and refinancings completed during 2003 and 2004, our annual interest expense obligations, excluding the effect of call premiums and accelerated deferred financing costs, have declined approximately $73 million,. We have no significant debt maturities prior to February 2006, though principal amortization will total approximately $34 million and $65 million for the remainder of 2004 and full year 2005, respectively. We believe we have sufficient cash to deal with our near-term debt maturities, as well as any decline in the cash flow from our business.

The following table summarizes our significant financing activities since the beginning of 2004 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
June	Issuance of 25 million units of common units	$301
May/June	Issuance of approximately 4 million units of 8 7/8% Class E preferred Units	98
May	Retirement of 7 7/8% Series B senior notes	(65)
April	Retirement of 7 7/8% Series B senior notes	(494)
March	Issuance of 3.25% Exchangeable Senior Debentures due 2024	483
January	Payment of the 12.68% mortgage on the Mexico Airport Marriott	(11)
January	Prepayment of the 8.58% mortgage on the Hanover Marriott	(27)
January	Retirement of the remaining 8.45% Series C senior notes	(218)
January	Partial prepayment of The Ritz-Carlton, Naples and Buckhead 9% mortgage loan	(44)

Reducing future cash interest payments and our leverage remains a key management priority. In November 2003, Host Marriott’s Board of Directors authorized us to purchase or retire up to $600 million of our senior notes ($317 million of which remains available under this authorization). As a result, we may continue to redeem or refinance additional senior notes and mortgage debt from time to time with proceeds from additional asset sales or to take advantage of favorable market conditions. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted unit as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. For example, during the first half of 2004, we incurred interest expense resulting from the payment of call premiums of $31 million and the acceleration of deferred financing costs and original issue discounts totaling $11 million.

Partners’ Capital. On June 14, 2004, Host Marriott issued 25 million shares of their common shares for net proceeds of approximately $301 million. The proceeds were contributed to us in exchange for an equivalent number of our OP units. The proceeds, together with available cash, were used to purchase the Fairmont Kea Lani Maui on July 15, 2004.

On May 26, 2004, Host Marriott sold 4 million shares of 8 7/8% Class E cumulative redeemable preferred stock for net proceeds of approximately $97 million. On June 29, the underwriters exercised their option and purchased an additional 34,300 shares for net proceeds of approximately $1 million. The proceeds were contributed to us in exchange for an equivalent number of our OP units. On July 1, 2004, we announced that we will redeem all of the Class A cumulative redeemable preferred units at par plus accrued distributions to the redemption date on August 3, 2004.

Capital Expenditures. For the first half of 2004, total capital expenditures, which include both renewal and replacement expenditures and return on investment (“ROI”) projects, were approximately $95 million. We expect total renewal, replacement and ROI capital expenditures for 2004 to be approximately $290 million to $300 million. The majority of the renewal and replacement expenditures will be funded by the furniture, fixture and equipment funds established at our hotels (typically funded annually with approximately 5% of property revenues) and, to a lesser extent, by our available cash.

For 2004, approximately 15% to 20% of our total capital expenditures will be for ROI projects. ROI projects have historically generated returns greater than the return on our initial investments in our hotel properties and over the next several years we expect to spend approximately $200 million to $300 million on such investments.

Acquisitions. We remain interested in pursuing single asset and portfolio acquisitions and believe that there will be opportunities over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in urban and resort/convention locations where further large scale development is limited, such as the recent acquisition of the 450-suite Fairmont Kea Lani Maui for $355 million. We have acquired two properties for approximately $444 million in 2004, and we expect to spend an additional $100 million to $200 million on acquisitions for the remainder of 2004. We are currently in discussions with sellers of hotels that meet our investment objectives and have entered into an agreement to acquire one hotel, subject to certain conditions, for approximately $60 million in the third quarter. Any additional acquisitions may be funded, in part, from our available cash, draws under our credit facility, proceeds from asset sales or through equity offerings by Host Marriott or the issuance of OP units. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, capital expenditures, asset acquisitions, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for year-to-date 2004 decreased $14 million to $82 million during the second quarter of 2004 from $96 million for year-to-date 2003, even though operating profit increased year-to-date 2004 as compared to year-to-date 2003. The decrease is primarily due to an increase in receivables due from our hotel managers for the most recent period of hotel operations, substantially all of which were received subsequent to quarter end. As hotel operations were much stronger in the last period of the second quarter of 2004 versus 2003, the receivable has increased significantly as of June 18, 2004.

Cash Used in Investing Activities. During the first half of 2004, we received net proceeds of $155 million from the sale of seven non-core properties, including the sale of the Dallas/ Fort Worth Airport Marriott for $59 million in the second quarter of 2004. We utilized a portion of the disposition proceeds to purchase the Chicago Embassy Suites, Downtown-Lakefront for $89 million in the second quarter. Capital expenditures at our properties totaled $95 million for the second quarter of 2004, an increase of $1 million, when compared to the same period in 2003. See “Cash Requirements—Capital Expenditures” above. We believe our total dispositions for full year 2004 will be approximately $250 million to $350 million, the net proceeds of which will be used to repay debt, fund acquisitions or for general corporate purposes.

Cash Used in Financing Activities. Approximately $881 million of cash has been provided by financing activities through the issuance of 25 million units of common units, 4 million units of Class E preferred units and the Exchangeable Senior Debentures. Cash used in financing activities primarily consisted of debt prepayments of $860 million, including the redemption of $218 million of our 8.45% Series C senior notes due in 2008, the redemption of $559 million of our 7 7/8% Series B senior notes and the prepayment of $83 million of mortgage debt on four of our hotels. On July 1, 2004, we announced that we will redeem all 4,160,000 units of Class A preferred units on August 3, 2004.

Debt and the Effect of Certain Financial Covenants

As of June 18, 2004, our total debt was $5.6 billion. The weighted average interest rate of our debt is approximately 7.0% and the current average maturity is 6.9 years. Additionally, approximately 85% of our debt has a fixed rate of interest as of June 18, 2004. Over time, we expect to decrease the proportion of our fixed rate debt in our capital structure to 75% to 80% of our total debt.

On April 15, 2004, we used the proceeds from the issuance of the $500 million Exchangeable Senior Debentures and available cash to redeem $494 million of our 7 7/8% Series B senior notes, which were scheduled to mature in 2008. The terms of the senior notes required that we pay the holders a premium (3.985% based on the date of redemption), in exchange for the right to retire this debt in advance of its maturity date. On May 3, 2004, we redeemed an additional $65 million of Series B senior notes with available cash. We recorded a loss in the second quarter of approximately $30 million on the early extinguishment of debt, which includes the premium and the acceleration of the related deferred financing costs.

Credit Facility and Senior Notes Covenants. Under the terms of our senior notes indenture and the credit facility, our ability to incur indebtedness and pay distributions is subject to restrictions and the satisfaction of various conditions, including an EBITDA-to-interest coverage ratio for Host LP of at least 2.0x. This ratio is calculated in accordance with our senior notes indenture and excludes from interest expense items such as interest on our Convertible Subordinated Debentures, call premiums and deferred financing charges that are included in interest expense on our consolidated statement of operations. In addition, the calculation is based on our results for the four prior fiscal quarters giving effect to the transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Currently, our EBITDA-to-interest coverage ratio is slightly above 2.0 to 1.0, based upon our results of operations for the four fiscal quarters ended June 18, 2004. Accordingly, we are not contractually restricted by this covenant in our ability to pay preferred or common distributions, or prohibited from incurring additional debt, including debt incurred in connection with an acquisition as long as we maintain the required level of interest coverage.

Mortgage Debt Covenants. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of June 18, 2004, we have 28 assets that are secured by mortgage debt. As a result of the decline in operations of our properties in 2002 and 2003, we have triggered restrictive covenants on two loans that are secured by mortgages on a total of 11 properties. These loans have restrictive covenants which require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. (The remaining mortgage loans generally do not have restrictive covenants that require such escrows.) Included in restricted cash are $28 million and $15 million as of June 18, 2004 and December 31, 2003, respectively that will remain in escrow until operating cash flow from these properties meets the covenant requirements or until the loans are repaid. We do not believe that the covenant requirements will be achieved on one of the loans in 2004 and, accordingly, estimate that a total of approximately $50 million will be escrowed at December 31, 2004. For additional information on these mortgages and their restricted covenants, see our Annual Report on Form 10-K.

Credit Ratings. Our senior notes, Exchangeable Senior Debentures, Convertible Subordinated Debentures and Host Marriott’s preferred stock are rated by Moody’s Investor Service and Standard & Poor’s. Currently, Standard & Poor’s maintains a B+ rating on our senior notes and Exchangeable Senior Debentures, a CCC+ rating on both our Convertible Subordinated Debentures and Host Marriott’s preferred stock. Moody’s maintains a rating of Ba3 on our senior notes and Exchangeable Senior Debentures, a B2 rating on our Convertible Subordinated Debentures and a B3 rating on Host Marriott’s preferred stock. Both rating agencies currently have a stable outlook for all of our rated securities.

Distribution Policy

Host Marriott is required to distribute to its stockholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host Marriott to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host Marriott, Host LP has issued to Host Marriott a corresponding common OP unit and preferred OP unit. As of July 15, 2004, Host Marriott is the owner of substantially all of the preferred OP units and approximately 94% of the common OP units. The remaining 6% of the common OP units are held by various third-party limited partners. As a result of the minority position in Host LP common OP units, these holders share, on a pro rata basis, in amounts being distributed by Host LP. As a general rule, when Host Marriott pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host Marriott paid a five cent per share dividend on its common stock, it would be based on payment of a five cent per common OP unit distribution by Host LP to Host Marriott and all other common OP unit holders. Host Marriott’s current policy on dividends is generally to distribute at least 100% of its taxable income, unless otherwise contractually restricted. As previously discussed, Host Marriott was restricted in its ability to pay dividends on its common and preferred equity, except to the extent necessary to maintain Host Marriott’s status as a REIT, as long as its EBITDA-to interest coverage ratio was under 2.0x. Host Marriott’s EBITDA-to-interest coverage ratio is now slightly above 2.0x and Host Marriott may now make distributions in excess of the minimum amount necessary to maintain its REIT status.

On June 17, 2004, Host Marriott’s Board of Directors declared a $0.625 dividend per share for the publicly issued Class A, B, and C Preferred Stock and a $0.265 dividend on the publicly issued Class E Preferred stock, but did not declare a dividend on Host Marriott’s common stock for the second quarter of 2004. The preferred stock dividend was paid on July 15, 2004. Host Marriott currently intends to continue to pay dividends on its preferred stock regardless of the amount of taxable income as long as it is over the 2.0x EBITDA-to-interest ratio.

Host Marriott expects to pay a $.04 to $.06 per share dividend on its common stock in the fourth quarter of 2004, representing the final distribution of 2003 taxable income. Assuming the continued improvement in operations throughout 2005 and a corresponding growth in taxable income, Host Marriott intends to reinstate a quarterly dividend on its common stock in the $.04 to $.06 per share range beginning with the first quarter of 2005 dividend (which would be payable on or about April 15, 2005). Assuming further continued improvement in our operations, we believe taxable income and, hence, our common dividend, have the potential to grow substantially in subsequent years. The decision to pay a common dividend (including the amount of any such dividend) will be made by the Board of Directors and will depend on several factors, including taxable income or loss from operations, our ability to maintain an EBITDA-to-interest coverage ratio of at least 2.0x and our liquidity.

Investments in Affiliates

We have made investments in certain ventures which we do not consolidate and, accordingly, are accounted for under the equity method of accounting in accordance with our accounting policies as described in Note 1 to the consolidated financial statements. Currently, we and Marriott International each own a 50% interest in CBM Joint Venture LLC, which owns, through two limited partnerships, 120 Courtyard by Marriott properties totaling 17,550 rooms. The joint venture has approximately $1,097 million of assets and $902 million of debt. This debt consists of approximately $532 million of first mortgage loans secured by 119 of the 120 properties owned by the partnerships, approximately $127 million of senior notes secured by the ownership interest in one partnership and mezzanine debt in the amount of $243 million. The lender of the mezzanine debt is an affiliate of Marriott International. None of the debt is recourse to, or guaranteed by, us or any of our subsidiaries. RevPAR at the partnerships’ Courtyard hotels increased 4.4% for second quarter 2004 with an average occupancy increase of 1.7 percentage points and an increase in average room rate of 1.9%. Year-to-date, RevPAR at these hotels increased 4.0% with an average occupancy increase of 2.0 percentage points and an increase in average room rate of 1.0%. We have not received any cash distributions from this partnership since 2001 and do not expect to receive any distributions in 2004.

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

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, the second quarter of 2004 ended on June 18, and the second quarter of 2003 ended on June 20, though both quarters reflect twelve weeks of operations. However, the June 18, 2004 year-to-date operations include 170 days of operations, while the June 20, 2003 year-to-date operations include 171 days of operations.

In addition, for results reported by hotel managers using a monthly reporting period (approximately one-fourth of our full-service hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). The year-to-date 2004 operations include 152 days of operations for our monthly hotels compared to 151 days of operations for the year-to-date 2003 operations.

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

•	Hotel results for the second quarter of 2004 reflect 12 weeks of operations for the period from March 27, 2004 to June 18, 2004 for our Marriott-managed hotels and results from March 1, 2004 to May 31, 2004 for operations of all other hotels which report results on a monthly basis.

•	Hotel results for the second quarter of 2003 reflect 12 weeks of operations for the period from March 29, 2003 to June 20, 2003 for our Marriott-managed hotels and results from March 1, 2003 to May 31, 2003 for operations of all other hotels which report results on a monthly basis.

•	Hotel results for year-to-date 2004 reflect 24 weeks for the period from January 3, 2004 to June 18, 2004 for our Marriott-managed hotels and results from January 1, 2004 to May 31, 2004 for operations of all other hotels which report results on a monthly basis.

•	Hotel results for year-to-date 2003 reflect 24 weeks for the period from January 4, 2003 to June 20, 2003 for our Marriott-managed hotels and results from January 1, 2003 to May 31, 2003 for operations of all other hotels which report results on a monthly basis.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations, for the entirety of the operating periods being compared, and (ii) that have not sustained substantial property damage or undergone large-scale capital projects during the reporting periods being compared. For 2004 and 2003, we consider 107 of our portfolio of 111 full-service hotels owned on June 18, 2004 to be comparable hotels. The operating results of the following four hotels that we owned as of June 18, 2004 are excluded from comparable hotel results for these periods:

•	The JW Marriott, Washington, D.C. (consolidated in our financial statements beginning in the second quarter of 2003);

•	The Hyatt Regency Maui Resort and Spa (acquired in November 2003);

•	The Memphis Marriott (construction of a 200-room expansion started in 2003 and completed in 2004); and

•	The Embassy Suites Chicago Downtown-Lakefront Hotel (acquired in April 2004).

In addition, the operating results of the 15 hotels we disposed of in 2004 and 2003 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

The following table sets forth performance information for our comparable full-service hotels by geographic region for 2004 and 2003.

Comparable by Region

	As of June 18, 2004		Quarter ended June 18, 2004			Quarter ended June 20, 2003			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	21	11,302	$150.12	74.5%	$111.88	$150.39	66.5%	$99.98	11.9%
Florida	12	7,337	174.51	74.8	130.61	175.33	71.7	125.69	3.9
Mid-Atlantic	10	6,720	184.93	80.6	149.06	180.86	75.2	136.02	9.6
Atlanta	13	5,940	142.84	69.3	98.99	137.98	63.6	87.71	12.9
North Central	13	4,923	122.09	70.3	85.87	124.89	67.9	84.75	1.3
South Central	7	4,816	136.88	79.4	108.64	136.52	76.9	104.93	3.5
DC Metro	11	4,297	154.85	79.9	123.72	146.74	75.9	111.38	11.1
New England	7	3,413	146.54	78.5	115.02	149.55	69.4	103.82	10.8
Mountain	8	3,313	106.68	63.6	67.89	103.78	64.3	66.78	1.7
International	5	1,951	122.49	74.4	91.18	114.35	57.6	65.86	38.4

All Regions	107	54,012	150.60	74.8	112.64	149.00	69.5	103.50	8.8

	As of June 18, 2004		Year-to-date ended June 18, 2004			Year-to-date ended June 20, 2003			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	21	11,302	$151.34	73.5%	$111.18	$154.30	66.4%	$102.44	8.5%
Florida	12	7,337	179.40	76.9	137.99	178.72	74.1	132.49	4.1
Mid-Atlantic	10	6,720	179.66	75.8	136.09	175.64	72.5	127.38	6.8
Atlanta	13	5,940	142.56	69.5	99.06	140.79	66.1	93.01	6.5
North Central	13	4,923	117.53	65.8	77.33	119.76	63.9	76.50	1.1
South Central	7	4,816	137.83	78.8	108.67	139.27	78.1	108.73	(.1)
DC Metro	11	4,297	153.72	73.9	113.57	145.01	71.3	103.42	9.8
New England	7	3,413	138.18	70.1	96.79	140.98	65.3	92.04	5.2
Mountain	8	3,313	112.04	64.6	72.33	109.42	64.7	70.82	2.1
International	5	1,951	119.50	72.4	86.52	109.87	62.1	68.27	26.7

All Regions	107	54,012	150.15	72.8	109.32	149.24	69.1	103.09	6.0

The following statistics are for all of our full-service properties as of June 18, 2004 and June 20, 2003, respectively. The operating statistics include the results of operations for seven hotels sold in 2004 and eight hotels sold in 2003 prior to their disposition.

All Full-Service Properties

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
Average Room Rate	$153.04	$145.14	$151.81	$145.50
Average Occupancy	75.0%	69.7%	73.0%	69.2%
RevPAR	$114.85	$101.22	$110.76	$100.73

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. They are as follows: (i) Funds From Operations (FFO) per diluted unit, and (ii) Comparable Hotel Operating Results. A complete discussion of these measures (including the reasons why we believe they are useful to investors, the additional purposes for which management uses these measures and their limitations) is included in our Annual Report on Form 10-K.

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

Comparable Hotel Operating Results

We present certain operating results for our full-service hotels, such as hotel revenues, expenses and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors. See “Comparable Hotel Operating Statistics” above for a description of what we consider our comparable hotels. We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners.

The following table provides a reconciliation of net income (loss) available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Loss Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	June 18, 2004			June 20, 2003
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Units	Per Unit Amount
Net income (loss) available to common unitholders	$8	345.9	$.02	$(25)	292.1	$(.08)
Adjustments:
Gain on dispositions, net	(22)	—	(.06)	(2)	—	—
Depreciation and amortization	83	—	.24	86	—	.29
Partnership adjustments	4	—	.01	6	—	.02
Adjustments for dilutive securities:
Assuming distribution of common units granted under the comprehensive stock plan less units assumed purchased at average market price	—	3.2	—	—	2.8	(.01)

FFO per diluted unit (a)	$73	349.1	$.21	$65	294.9	$.22

	Year-to-date ended
	June 18, 2004			June 20, 2003
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Units	Per Unit Amount
Net loss available to common unitholders	$(35)	345.1	$(.10)	$(72)	292.0	$(.24)
Adjustments:
Gain on dispositions, net	(24)	—	(.07)	(3)	—	(.01)
Depreciation and amortization	166	—	.48	174	—	.60
Partnership adjustments	12	—	.03	11	—	.04
Adjustments for dilutive securities:
Assuming distribution of common units granted under the comprehensive stock plan less units assumed purchased at average market price	—	3.3	—	—	2.7	(.01)

FFO per diluted unit(a)	$119	348.4	$.34	$110	294.7	$.37

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include units granted under comprehensive stock plans, those preferred OP units held by minority partners, other minority interests that have the option to convert their limited partnership interest to common OP units and the Convertible Subordinated Debentures of Host Marriott. No effect is shown for securities if they are anti-dilutive.

For the second quarter and year-to-date 2004, FFO per diluted unit includes a total of approximately $30 million and $42 million, respectively, of expense related to the payment of call premiums and the acceleration of deferred financing costs and original issue discounts which we incurred in conjunction with the prepayment of debt.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
Number of hotels	107	107	107	107
Number of rooms	54,012	54,012	54,012	54,012
Percent change in Comparable Hotel RevPAR	8.8%	—	6.0%	—
Comparable hotel sales
Room	$520	$478	$974	$918
Food and beverage	289	267	536	502
Other	58	57	108	109

Comparable hotel sales(1)	867	802	1,618	1,529

Comparable hotel expenses
Room	127	115	241	222
Food and beverage	207	192	388	365
Other	36	34	66	64
Management fees, ground rent and other costs	284	269	541	518

Comparable hotel expenses(2)	654	610	1,236	1,169

Comparable Hotel Adjusted Operating Profit	213	192	382	360
Non-comparable hotel results, net(3)	16	—	29	4
Office building and limited service properties, net (4)	—	—	(1)	1
Other income	—	—	—	2
Depreciation and amortization	(83)	(81)	(165)	(165)
Corporate and other expenses	(12)	(12)	(25)	(25)

Operating Profit	$134	$99	$220	$177

(1)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
Revenues per the consolidated statements of operations	$927	$828	$1,730	$1,597
Non-comparable hotel sales	(54)	(19)	(89)	(37)
Hotel sales for the property for which we record rental income, net	12	10	23	22
Rental income for office buildings and limited service hotels	(18)	(17)	(35)	(34)
Other income	—	—	—	(2)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(11)	(17)

Comparable hotel sales	$867	$802	$1,618	$1,529

(2)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended		Year-to-date ended
	June 18, 2004	June 20, 2003	June 18, 2004	June 20, 2003
Operating costs and expenses per the consolidated statements of operations	$793	$729	$1,510	$1,420
Non-comparable hotel expenses	(36)	(20)	(62)	(39)
Hotel expenses for the property for which we record rental income	10	11	24	26
Rent expense for office buildings and limited service hotels	(18)	(17)	(36)	(33)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(10)	(15)
Depreciation and amortization	(83)	(81)	(165)	(165)
Corporate and other expenses	(12)	(12)	(25)	(25)

Comparable hotel expenses	$654	$610	$1,236	$1,169

(3)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between comparable hotel adjusted operating profit which reflects 168 days of operations and the operating results included in the consolidated statements of operations which reflects 170 days and 171 days of operations for year-to-date 2004 and 2003, respectively.

(4)	Represents rental income less rental expense for limited service properties and office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

On April 15, 2004, we used the proceeds from the first quarter issuance of $500 million of 3.25% Exchangeable Senior Debentures and available cash to redeem $494 million of our 7 7/8% Series B senior notes, which were scheduled to mature in 2008. The terms of the senior notes required that we pay the holders a premium (3.985% based on the date of redemption), in exchange for the right to retire this debt in advance of its maturity date. On May 3, 2004, we redeemed $65 million of Series B senior notes with proceeds from the sale of assets. We recorded a loss in the second quarter of approximately $30 million on the early extinguishment of debt, which includes the call premium and the acceleration of deferred financing costs and original issue discounts.

Our fixed rate debt is 85% of our total outstanding debt as of June 18, 2004.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures at the end of the period with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of June 18, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II. OTHER INFORMATION

Item 2. Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
March 27, 2004 – April 26, 2004	77,095*	1 share Host Marriott Corporation Common Stock*	—	—
April 27, 2004 – May 26, 2004	160,496*	1 share Host Marriott Corporation Common Stock*	—	—
May 27, 2004 – June 18, 2004	25,194*	1 share Host Marriott Corporation Common Stock*	—	—
Total	262,785	1 share Host Marriott Corporation Common Stock*

*	Reflects common operating partnership units redeemed by holders in exchange for 1 share of Host Marriott common stock for each operating partnership unit.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

(b)	None

(c)	Exhibits

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Units Distributions.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Partnership, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST MARRIOTT, L.P.

July 26, 2004	By:	/s/ HOST MARRIOTT CORPORATION
Host Marriott Corporation Its General Partner

/s/ Larry K. Harvey
Larry K. Harvey Senior Vice President and Corporate Controller of Host Marriott Corporation