Form 10-Q
period 2004-09-10
HOST MARRIOTT L P
filed 2004-10-20
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 10, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Class	Units outstanding October 13, 2004
Units of limited partnership interest	370,518,272

CONDENSED CONSOLIDATED BALANCE SHEETS

September 10, 2004 and December 31, 2003

(unaudited, in millions)

	September 10, 2004	December 31, 2003
ASSETS
Property and equipment, net	$7,393	$7,085
Assets held for sale	—	73
Notes and other receivables	54	54
Due from managers	64	62
Investments in affiliates	61	74
Deferred financing costs, net	75	82
Furniture, fixtures and equipment replacement fund	149	144
Other	125	134
Restricted cash	126	116
Cash and cash equivalents	317	764

Total assets	$8,364	$8,588

LIABILITIES AND PARTNERS’ CAPITAL
Debt
Senior notes, including $491 million, net of discount, of Exchangeable Senior Debentures as of September 10, 2004	$2,893	$3,180
Mortgage debt	2,080	2,205
Convertible Subordinated Debentures	492	492
Other	99	101

Total debt	5,564	5,978
Accounts payable and accrued expenses	134	108
Liabilities associated with assets held for sale	—	2
Other	141	166

Total liabilities	5,839	6,254

Minority interest.	87	89
Limited partnership interests of third parties at redemption value (representing 22.1 million units and 23.5 million units at September 10, 2004 and December 31, 2003, respectively)	305	290
Partner’s Capital
General partner	1	1
Cumulative redeemable preferred limited partner units (liquidation preference $350 million and $354 million, respectively)	337	339
Limited partner	1,767	1,587
Accumulated other comprehensive income	28	28

Total partner’s capital	2,133	1,955

Total liabilities and partners’ capital	$8,364	$8,588

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended September 10, 2004 and September 12, 2003

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
REVENUES
Rooms	$506	$441	$1,519	$1,371
Food and beverage	226	209	780	716
Other	57	47	167	154

Total hotel sales	789	697	2,466	2,241
Rental income	21	20	74	71
Other income	—	10	—	12

Total revenues	810	727	2,540	2,324

EXPENSES
Rooms	132	119	381	345
Food and beverage	190	173	594	544
Hotel departmental expenses	237	214	693	635
Management fees	30	27	101	94
Other property-level expenses	71	70	211	215
Depreciation and amortization	85	82	250	247
Corporate expenses	18	14	43	39

Total expenses	763	699	2,273	2,119

OPERATING PROFIT	47	28	267	205
Interest income	3	2	8	7
Interest expense	(108)	(115)	(357)	(347)
Net gains on property transactions	5	1	10	4
Loss on foreign currency and derivative contracts	(2)	—	(2)	(2)
Minority interest expense	—	—	(3)	(3)
Equity in losses of affiliates	(4)	(4)	(12)	(13)

LOSS BEFORE INCOME TAXES	(59)	(88)	(89)	(149)
Benefit for income taxes	10	12	2	10

LOSS FROM CONTINUING OPERATIONS	(49)	(76)	(87)	(139)
Income (loss) from discontinued operations	(1)	3	21	12

LOSS BEFORE CUMULATIVE CHANGE IN ACCOUNTING PRINCIPLE	(50)	(73)	(66)	(127)
Cumulative effect of adoption of SFAS No. 150	—	(24)	—	(24)

NET LOSS	(50)	(97)	(66)	(151)
Less: Distributions on preferred units	(9)	(9)	(28)	(27)
Issuance costs of redeemed Class A preferred units	(4)	—	(4)	—

NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(63)	$(106)	$(98)	$(178)

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended September 10, 2004 and September 12, 2003

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
BASIC AND DILUTED LOSS PER COMMON UNIT
Continuing operations	$(.17)	$(.28)	$(.34)	$(.56)
Discontinued operations	—	.01	.06	.04
Cumulative effect of a change in accounting principle	—	(.08)	—	(.08)

BASIC AND DILUTED LOSS PER COMMON UNIT	$(.17)	$(.35)	$(.28)	$(.60)

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 10, 2004 and September 12, 2003

(unaudited, in millions)

	September 10, 2004	September 12, 2003
OPERATING ACTIVITIES
Net loss	$(66)	$(151)
Adjustments to reconcile to cash provided by operations:
Depreciation and amortization	250	247
Cumulative effect of a change in accounting principle	—	24
Discontinued operations:
Gain on dispositions	(20)	—
Depreciation	1	13
Amortization of deferred financing costs	22	12
Income taxes	(10)	(31)
Net gains on property transactions	(3)	(4)
Equity in losses of affiliates	12	13
Minority interest expense	3	3
Changes in other assets	(5)	9
Changes in other liabilities	9	19

Cash provided by operations	193	154

INVESTING ACTIVITIES
Acquisitions	(474)	(3)
Deposits for hotel acquisitions	(3)	—
Proceeds from sale of assets, net	155	92
Distribution from equity investments	1	3
Capital expenditures:
Renewals and replacements	(142)	(115)
Development	(9)	(7)
Other investments	(2)	(6)

Cash used in investing activities	(474)	(36)

FINANCING ACTIVITIES
Issuance of debt, net of financing costs	822	85
Issuance of OP units	301	251
Issuance of Class E preferred units	98	—
Redemption of Class A preferred units	(104)	—
Scheduled principal repayments	(43)	(37)
Debt prepayments	(1,196)	(198)
Distributions on preferred units	(29)	(27)
Distributions to minority interests	(5)	(5)
Change in restricted cash	(10)	(1)

Cash provided by (used in) financing activities	(166)	68

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(447)	186
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	764	361

CASH AND CASH EQUIVALENTS, END OF PERIOD	$317	$547

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 10, 2004 and September 12, 2003

(unaudited, in millions)

Supplemental disclosure of noncash investing and financing activities:

Through year-to-date September 10, 2004 and year-to-date September 12, 2003, Host Marriott issued approximately 1.4 million shares and 3.5 million shares, respectively, of common stock upon the conversion of operating partnership units of Host Marriott, L.P. held by minority partners valued at approximately $17.6 million and $33.3 million, respectively.

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

Host Marriott, L.P., a Delaware limited partnership, or Host LP, operating through an umbrella partnership structure with Host Marriott Corporation, or Host Marriott, as the sole general partner, is primarily the owner of hotel properties. Host Marriott operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of September 10, 2004, Host Marriott owned approximately 94% of the partnership interests, which are referred to as OP units.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 and as amended from time to time in other filings with the Securities and Exchange Commission.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 10, 2004 and the results of our operations for the quarter and year-to-date ended September 10, 2004 and September 12, 2003 and cash flows for year-to-date September 10, 2004 and September 12, 2003. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, the third quarter of 2004 ended on September 10 and the third quarter of 2003 ended on September 12, though both quarters reflect twelve weeks of operations. In contrast, year-to-date results as of September 10, 2004 reflect 254 days of operations, while our year-to-date results as of September 12, 2003 reflect 255 days.

In addition, for results reported by hotel managers using a monthly reporting period (approximately one-fourth of our full-service hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). The year-to-date 2004 operations include 244 days for our monthly hotels compared to 243 days of operations for the year-to-date 2003 operations (because there were 29 days in February 2004).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Principles of Consolidation

We consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of minority stockholders or other partners to participate in or block management decisions. Additionally, if we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. All material intercompany transactions and balances have been eliminated.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance as well as cash collateral and excess cash flow deposits which are the result of mortgage debt agreement restrictions and provisions.

Furniture, Fixtures and Equipment Replacement Fund

We maintain a furniture, fixtures and equipment replacement fund for renewal and replacement capital expenditures at certain hotels, which is generally funded with approximately 5% of property revenues.

Accounting for Stock-based Compensation

Host Marriott maintains two stock-based employee compensation plans. Prior to 2002, Host Marriott accounted for those plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2002, Host Marriott adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied it prospectively to all employee awards granted, modified or settled after January 1, 2002. The following table illustrates the effect on net income (loss) and earnings (loss) per common unit if the fair value based method had been applied to all of the outstanding and unvested awards in each period.

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
	(in millions, except per unit amounts)
Net loss, as reported	$(50)	$(97)	$(66)	$(151)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	7	4	14	9
Deducted: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(7)	(4)	(14)	(9)

Pro forma net loss	(50)	(97)	(66)	(151)
Distributions on preferred units	(9)	(9)	(28)	(27)
Issuance costs of redeemed Class A preferred units	(4)	—	(4)	—

Pro forma net income (loss) available to common unitholders	$(63)	$(106)	$(98)	$(178)

Loss per share
Basic and diluted—as reported	$(.17)	$(.35)	$(.28)	$(.60)

Basic and diluted—pro forma	$(.17)	$(.35)	$(.28)	$(.60)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Application of Accounting Standards

On September 30, 2004, the Emerging Issues Task Force, or EITF, confirmed their tentative conclusion on EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004, and does require restatement of prior period earnings per unit amounts.

As a result, we will include the common units that are convertible from our Exchangeable Senior Debentures issued in March of this year, if dilutive, in our earnings (loss) per unit. As of the third quarter, the Exchangeable Senior Debentures would be anti-dilutive for both the quarter and year-to-date ended September 10, 2004 for loss per unit.

Cumulative Effect of Change in Accounting Principle

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150, which was effective for interim periods beginning after June 15, 2003. This statement required issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Previously, many such instruments had been classified as equity. As a result of further discussion by the FASB on October 8, 2003, it was determined that any minority partners’ interest in consolidated partnerships with finite lives specified in the related partnership agreement should be reclassified as a liability and presented at its fair value as of the date of the balance sheet unless the interests are convertible into equity of the parent. The effect of this change is shown on our statements of operations as a cumulative effect of a change in accounting principle.

We adopted SFAS No. 150 on June 21, 2003 and recorded a loss of $24 million as a cumulative effect of change in accounting principle in the third quarter. Subsequently, on November 7, 2003, the FASB issued a FASB Staff Position (FSP) 150-3 indefinitely deferring the application of a portion of SFAS 150 with respect to minority interests in consolidated ventures entered into prior to November 5, 2003, effectively reversing its guidance of October 8, 2003. In accordance with the FSP 150-3, we recorded a gain from a cumulative effect of a change in accounting principle of $24 million in the fourth quarter of 2003, reversing the impact of our adoption of SFAS 150 with respect to consolidated ventures with finite lives.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quarter ended
	September 10, 2004			September 12, 2003
	(in millions, except per unit amounts)
	Income/ (loss)	Units	Per Unit Amount	Income/ (loss)	Units	Per Unit Amount
Net loss	$(50)	371.2	$(.13)	$(97)	302.1	$(.32)
Distributions on preferred units	(9)	—	(.03)	(9)	—	(.03)
Issuance costs of redeemed Class A preferred units (1)	(4)	—	(.01)	—	—	—

Basic and diluted loss	$(63)	371.2	$(.17)	$(106)	302.1	$(.35)

	Year-to-date ended
	September 10, 2004			September 12, 2003
	Income/ (loss)	Units	Per Unit Amount	Income/ (loss)	Units	Per Unit Amount
Net loss	$(66)	354.4	$(.19)	$(151)	295.3	$(.51)
Distributions on preferred units	(28)	—	(.08)	(27)	—	(.09)
Issuance costs of redeemed Class A preferred units (1)	(4)	—	(.01)	—	—	—

Basic and diluted loss	$(98)	354.4	$(.28)	$(178)	295.3	$(.60)

(1)	Represents the original issuance costs associated with the Class A preferred units. For further detail see Note 5.

4.	Debt

On September 10, 2004, we entered into an amended and restated credit facility (the “Credit Facility”) with Deutsche Bank Trust Company Americas, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other lenders. The Credit Facility replaces our prior credit facility and provides aggregate revolving loan commitments in the amount of $575 million with an option to increase the amount of the facility by up to $100 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount. The Credit Facility also includes subcommitments for the issuance of letters of credit in an aggregate amount of $10 million and loans to our Canadian subsidiaries in Canadian Dollars in an aggregate amount of $150 million. The Credit Facility has an initial scheduled maturity in September 2008. We have an option to extend the maturity for an additional year if certain conditions are met at the time of the initial scheduled maturity. Interest on borrowings under the Credit Facility will be calculated based on a spread over LIBOR ranging from 2.00% to 3.75%. The rate will vary based on our leverage ratio. We are required to pay a quarterly commitment fee that will vary based on the amount of unused capacity under the Credit Facility. Currently, the commitment fee is .55% on an annual basis. As of October 15, 2004, we have not drawn on the Credit Facility.

On August 4, 2004, we issued $350 million of 7% Series L senior notes and received net proceeds of $345 million after discounts, underwriting fees and expenses. The Series L senior notes mature on August 15, 2012 and are equal in right of payment with all of our other senior indebtedness. Interest is payable semiannually in arrears on February 15 and August 15 of each year beginning on February 15, 2005.

On September 2, 2004, we used the net proceeds from the issuance of the Series L senior notes and available cash to redeem $336 million of our 7 7/8% Series B senior notes, which were scheduled to mature in 2008. The terms of the senior notes required that we pay the holders a premium (2.657% based on the date of redemption), in exchange for the right to retire this debt in advance of its maturity date. We recorded a loss on the retirement of our Series B senior notes, which has been included in interest expense on our consolidated

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

statement of operations, in the third quarter of approximately $12.9 million on the early extinguishment of debt, which includes the premium and the acceleration of the related discount and deferred financing costs.

5.	Preferred OP Unit Redemption

On August 3, 2004, we used the net proceeds from the issuance of the Class E preferred units along with available cash to redeem all 4.16 million units of the outstanding 10% Class A preferred units at a redemption price of $25.00 per unit plus distributions accrued to that date. On July 31, 2003, the Securities and Exchange Commission (“SEC”) issued a clarification of Emerging Issues Task Force Topic D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” Topic D-42 provides, among other things, that any excess of the fair value of the consideration transferred to the holders of preferred units redeemed over the carrying amount of the preferred unit should be subtracted from net earnings to determine net earnings available to common unitholders in the calculation of earnings per unit. The SEC’s clarification of the guidance in Topic D-42 provides that the carrying amount of the preferred unit should be reduced by the related original issuance costs.

When we redeemed the Class A preferred units, the fair value (which was equal to the redemption price and par value) exceeded the carrying value of the preferred units by approximately $4 million. The $4 million represented the original issuance costs. Accordingly, this amount has been reflected in the determination of net loss available to common unitholders for the purpose of calculating our basic and diluted earnings (loss) per unit.

6.	OP Unit Distributions

On September 8, 2004, Host Marriott’s Board of Directors declared a cash distribution of $0.05 per unit for our OP units. The distribution will be paid on December 20, 2004 to unitholders of record as of November 30, 2004.

In addition, on September 8, 2004, Host Marriott’s Board of Directors declared a quarterly distribution of $0.625 per unit for our Class B and C preferred units and a distribution of $0.5546875 for our Class E preferred units. The third quarter distributions were paid on October 15, 2004 to unitholders of record as of September 30, 2004. Also, on August 3, 2004, we paid $0.125 per unit of Class A preferred units for distributions accrued from July 15, 2004 to their redemption date of August 3, 2004.

7.	Geographic Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial. Accordingly, we report one business segment, hotel ownership. As of September 10, 2004, our foreign operations consist of four properties located in Canada and one property located in Mexico. There were no intercompany sales between our domestic properties and our foreign properties. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
	(in millions)		(in millions)
United States	$784	$700	$2,466	$2,251
Canada	20	15	57	43
Mexico	6	12	17	30

Total revenue	$810	$727	$2,540	$2,324

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Comprehensive Income (Loss)

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

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
	(in millions)		(in millions)
Net loss	$(50)	$(97)	$(66)	$(151)
Other comprehensive income (loss)	4	(3)	—	9

Comprehensive loss	$(46)	$(100)	$(66)	$(142)

9.	Dispositions

We sold seven hotels during the first two quarters of 2004, (the Atlanta Marriott Northwest, the Detroit Romulus Marriott, the Detroit Marriott Southfield, the Atlanta Marriott Norcross, the Fullerton Marriott, the Mexico City Airport Marriott and Dallas/Fort Worth Airport Marriott) for net proceeds of approximately $155 million. The following table summarizes the revenues, income before taxes, and the gain on disposal, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented, including the operations of eight additional hotels through the date of their disposition in 2003.

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
	(in millions)		(in millions)
Revenues	$—	$37	$16	$120
Income before taxes	—	3	2	12
Gain (loss) on disposals, net of tax	—	—	20	—
Net income (loss)	(1)	3	21	12

10.	Acquisitions

On July 15, 2004, we acquired the 450-suite Fairmont Kea Lani Maui for approximately $355 million. The effect of the purchase of the hotel has been deemed not significant and, therefore, no pro forma statements of operations have been presented. During the quarter, we also purchased a retail building adjacent to one of our hotels and the land under the JW Marriott Hotel Lenox in Atlanta, which we previously leased, for a combined total of approximately $30 million.

11.	Subsequent Event

On September 22, 2004, we acquired the 270-suite Scottsdale Marriott at McDowell Mountains for a purchase price of approximately $58 million, including the assumption of approximately $34 million of mortgage debt on the hotel.

12.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

All of our subsidiaries guarantee our senior notes except those owning 62 of the full-service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following condensed combined consolidating information sets forth the financial position as of September 10, 2004 and December 31, 2003, results of operations for the quarter and year-to-date ended September 10, 2004 and September 12, 2003 and cash flows year-to-date ended September 10, 2004 and September 12, 2003 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

Supplemental Condensed Combined Consolidating Balance Sheets

(in millions)

September 10, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$1,273	$2,750	$3,370	$—	$7,393
Notes and other receivables	642	35	97	(720)	54
Due from managers	(1)	1	64	—	64
Investments in affiliate	2,693	1,823	66	(4,521)	61
Rent receivable	(5)	17	73	(85)	—
Deferred financing costs, net	52	2	21	—	75
Furniture, fixtures and equipment replacement fund	28	31	90	—	149
Other	163	12	71	(121)	125
Restricted cash	4	6	116	—	126
Cash and cash equivalents	199	9	109	—	317

Total assets	$5,048	$4,686	$4,077	$(5,447)	$8,364

Debt	$2,691	$1,467	$2,041	$(635)	$5,564
Other liabilities	77	187	463	(452)	275

Total liabilities	2,768	1,654	2,504	(1,087)	5,839
Minority interests	3	—	84	—	87
Limited partner interest of third parties at redemption value	305	—	—	—	305
Partner’s capital	1,972	3,032	1,489	(4,360)	2,133

Total liabilities and partner’s capital	$5,048	$4,686	$4,077	$(5,447)	$8,364

December 31, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$937	$2,710	$3,438	$—	$7,085
Assets held for sale	38	35	—	—	73
Notes and other receivables	678	35	97	(756)	54
Due from managers	(5)	—	67	—	62
Investments in affiliate	2,745	1,905	80	(4,656)	74
Rent receivable	(4)	10	29	(35)	—
Deferred financing costs, net	56	2	24	—	82
Furniture, fixtures and equipment replacement fund	33	24	87	—	144
Other assets	149	2	104	(121)	134
Restricted cash	5	2	109	—	116
Cash and cash equivalents	620	9	135	—	764

Total assets	$5,252	$4,734	$4,170	$(5,568)	$8,588

Debt	$2,875	$1,520	$2,152	$(670)	$5,877
Other liabilities	291	123	367	(404)	377

Total liabilities	3,166	1,643	2,519	(1,074)	6,254
Minority interests	3	—	86	—	89
Limited partner interest of third parties at redemption value	290	—	—	—	290
Partner’s capital	1,793	3,091	1,565	(4,494)	1,955

Total liabilities and partner’s capital	$5,252	$4,734	$4,170	$(5,568)	$8,588

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Combined Statements of Operations

(in millions)

Quarter ended September 10, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$19	$74	$796	$(79)	$810
Depreciation and amortization	(17)	(33)	(35)	—	(85)
Hotel operating expenses	(41)	—	(548)	—	(589)
Other property-level expenses	(17)	(21)	(33)	—	(71)
Rental expense	—	—	(103)	103	—
Interest expense	(49)	(30)	(38)	9	(108)
Interest income	5	7	—	(9)	3
Corporate and other expenses	(5)	(6)	(7)	—	(18)
Net gains (losses)on property transactions	(3)	—	8	—	5
Gain (loss) on foreign currency and derivative contracts	2	(1)	(3)	—	(2)
Equity in earnings (losses) of affiliates	39	(15)	(4)	(24)	(4)

Income (loss) before income taxes	(67)	(25)	33	—	(59)
Benefit (provision) for income taxes	(4)	—	14	—	10

INCOME (LOSS) FROM CONTINUING OPERATIONS	(71)	(25)	47	—	(49)
Income (loss) from discontinued operations	(4)	2	1	—	(1)

NET INCOME (LOSS)	$(75)	$(23)	$48	$—	$(50)

Quarter ended September 12, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$32	$65	$698	$(68)	$727
Depreciation and amortization	(4)	(33)	(45)	—	(82)
Hotel operating expenses	—	—	(560)	27	(533)
Other property-level expenses	(14)	(20)	(36)	—	(70)
Rental expense	—	—	(93)	93	—
Interest expense	(81)	(32)	(15)	13	(115)
Interest income	11	3	1	(13)	2
Corporate and other expenses	(3)	(5)	(6)	—	(14)
Net gains on property transactions	—	—	1	—	1
Loss on foreign currency and derivative contracts	(1)	—	—	1	—
Equity in earnings (losses) of affiliates	(9)	(47)	(4)	56	(4)

Income (loss) before income taxes	(69)	(69)	(59)	109	(88)
Benefit for income taxes	1	—	11	—	12

INCOME (LOSS) FROM CONTINUING OPERATIONS	(68)	(69)	(48)	109	(76)
Income from discontinued operations	—	3	—	—	3

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(68)	(66)	(48)	109	(73)
Cumulative effect of adoption of SFAS No. 150	(24)	—	—	—	(24)

NET INCOME (LOSS)	$(92)	$(66)	$(48)	$109	$(97)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Combined Statements of Operations

(in millions)

Year-to-date ended September 10, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$56	$200	$2,485	$(201)	$2,540
Depreciation and amortization	(38)	(98)	(114)	—	(250)
Hotel operating expenses	(45)	—	(1,724)	—	(1,769)
Other property-level expenses	(31)	(64)	(116)	—	(211)
Rental expense	—	—	(362)	362	—
Interest expense	(167)	(91)	(130)	31	(357)
Interest income	25	11	3	(31)	8
Corporate and other expenses	(9)	(15)	(19)	—	(43)
Net gains on property transactions	—	—	10	—	10
Loss on foreign currency and derivative contracts	—	(1)	(1)	—	(2)
Minority interest expense	(1)	—	(2)	—	(3)
Equity in earnings (losses) of affiliates	(29)	(44)	(14)	75	(12)

Income (loss) before income taxes	(239)	(102)	16	236	(89)
Benefit (provision) for income taxes	(6)	—	8	—	2

INCOME (LOSS) FROM CONTINUING OPERATIONS	(245)	(102)	24	236	(87)
Income from discontinued operations	18	3	—	—	21

NET INCOME (LOSS)	$(227)	$(99)	$24	$236	$(66)

Year-to-date ended September 12, 2003

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$69	$187	$2,258	$(190)	$2,324
Depreciation and amortization	(31)	(93)	(123)	—	(247)
Hotel operating expenses	—	—	(1,618)	—	(1,618)
Other property-level expenses	(37)	(62)	(116)	—	(215)
Rental expense	—	—	(352)	352	—
Interest expense	(179)	(98)	(108)	38	(347)
Interest income	29	12	4	(38)	7
Corporate and other expenses	(8)	(13)	(18)	—	(39)
Net gains on property transactions	—	1	3	—	4
Loss on foreign currency and derivative contracts	(2)	—	—	—	(2)
Minority interest expense	—	—	(3)	—	(3)
Equity in losses of affiliates	(136)	(76)	(14)	213	(13)

Loss before income taxes	(295)	(142)	(87)	375	(149)
Benefit for income taxes	—	—	10	—	10

LOSS FROM CONTINUING OPERATIONS	(295)	(142)	(77)	375	(139)
Income from discontinued operations	6	5	1	—	12

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(289)	(137)	(76)	375	(127)
Cumulative effect of adoption of SFAS No. 150	(24)	—	—	—	(24)

NET LOSS	$(313)	$(137)	$(76)	$375	$(151)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Combined Statements of Cash Flows

(in millions)

Year-to-date September 10, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$69	$41	$83	$193

INVESTING ACTIVITIES
Acquisitions	—	(474)	—	(474)
Deposits for hotel acquisitions	(3)	—	—	(3)
Proceeds from sale of assets, net	93	35	27	155
Distributions received from equity investments	—	1	—	1
Capital expenditures	(43)	(46)	(64)	(153)

Cash provided by (used in) investing activities	47	(484)	(37)	(474)

FINANCING ACTIVITIES
Issuance of debt, net of financing costs	822	—	—	822
Issuance of OP units	301	—	—	301
Issuance of preferred units	98	—	—	98
Redemption of preferred units	(104)	—	—	(104)
Scheduled principal repayments	(1)	(8)	(34)	(43)
Debt prepayments	(1,113)	(45)	(38)	(1,196)
Distributions on preferred units	29	—	—	29
Distributions to minority interests	—	—	(5)	(5)
Change in restricted cash	12	7	(29)	(10)
Transfers to/from Parent	(463)	477	(14)	—

Cash provided by (used in) financing activities	(419)	431	(120)	(108)

DECREASE IN CASH AND CASH EQUIVALENTS	$(303)	$(12)	$(74)	$(389)

Year-to-date September 12, 2003
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$21	$66	$67	$154

INVESTING ACTIVITIES
Acquisitions	—	—	(3)	(3)
Proceeds from sale of assets, net	16	76	—	92
Distributions received from equity investments	—	1	2	3
Capital expenditures	(16)	(53)	(59)	(128)

Cash provided by (used in) investing activities	—	24	(60)	(36)

FINANCING ACTIVITIES
Issuance of debt, net of financing costs	—	—	85	85
Issuance of OP units	251	—	—	251
Scheduled principal repayments	—	(6)	(31)	(37)
Debt prepayments	(174)	(24)	—	(198)
Distributions on preferred units	(27)	—	—	(27)
Distributions to minority interests	—	—	(5)	(5)
Change in restricted cash	11	(5)	(7)	(1)
Transfers to/from Parent	105	(53)	(52)	—

Cash provided by (used in) financing activities	166	(88)	(10)	68

INCREASE IN CASH AND CASH EQUIVALENTS	$187	$2	$(3)	$186

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Quarterly Summary

Host LP is a Delaware limited partnership, operating through an umbrella partnership structure, with Host Marriott as the general partner, that, as of October 15, 2004, owns 113 full-service hotel properties, which operate primarily in the luxury and upper-upscale hotel sectors. For a general overview of our business, see our Annual Report on Form 10-K.

Our Outlook. We believe that lodging demand will continue to grow in the fourth quarter and in 2005. With this growth and, in particular, as corporate group and corporate transient business strengthen, we believe that RevPAR at our hotels will continue to increase. In the third quarter of 2004, RevPAR for our comparable hotels increased 7.9% over the same period last year. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved and is generally considered a key indicator of revenues for hotels. For the full year of 2004, we expect RevPAR to increase approximately 6.0% to 7.0% for our comparable hotels as compared to 2003.

Improvements in RevPAR for the first half of 2004 were primarily driven by increases in occupancy at our hotels. As lodging demand continued to strengthen during the year, we anticipated that average room rates would begin to increase. In the third quarter of 2004, this expectation was realized and the increase in RevPAR was attributable to increases in both occupancy and average room rates. We expect that demand will continue to grow and allow for additional growth in average room rates in the fourth quarter and in 2005. This is a result of a number of positive trends such as strong U.S. GDP growth, low supply growth of new hotels, a continued increase in corporate transient demand and a solid group booking pace. As a result of these trends, we expect comparable hotel RevPAR to increase approximately 5.0% to 7.0% for full year 2005.

We assess profitability by measuring changes in our operating margins, which are operating profit as a percentage of total revenues. We saw solid improvement in our operating margins in the third quarter. Operating margins continue to be affected by certain of our costs, primarily wages, benefits, utilities and sales and marketing, which increased at a rate greater than inflation. We expect these costs to continue to increase at a rate greater than inflation in the near term. In addition to room revenues, approximately 30% of our revenues are from food and beverage operations. During the third quarter, food and beverage revenues growth at our comparable hotels was only 2.4% compared to year-to-date growth of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.6% due to a decrease in catering business. As the economy continues to expand, we expect to see an increase in catering business within our food and beverage revenues, which should improve operating margins.

We also expect to see improvements in RevPAR and operating margins as we continue our strategy of recycling assets. Over the past year, we have been acquiring upper-upscale and luxury properties in urban and resort/convention locations, where further large-scale lodging development is limited, and selling assets in suburban, secondary and tertiary markets. The assets we have been acquiring have higher RevPAR, higher margins and, we believe, higher growth potential than those we have sold. Over time, this should contribute to improvements in overall RevPAR and margins, as well as an increase in the average per-room replacement cost of our portfolio.

While we believe the combination of improved demand trends and low supply growth trends in the lodging industry discussed in our Annual Report on Form 10-K creates the possibility for improvements in our business in 2004, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue.

Recent Events

During August and September, four hurricanes caused significant damage in Florida. Our 12 properties in the region and the New Orleans Marriott experienced varying levels of property damage and business interruption. While we are still assessing the impact on our properties, we believe that, after insurance proceeds, the total damages will be approximately $3 million to $7 million, a majority of which occurred in the fourth quarter. We also believe that the hurricanes could have a modest impact on business next year, as planners of group business may elect to book business in other markets during the hurricane season.

On September 22, 2004, we acquired the 270-suite Scottsdale Marriott at McDowell Mountains in Scottsdale, Arizona for a purchase price of approximately $58 million, including the assumption of approximately $34 million of mortgage debt on the hotel.

Results of Operations

The following table reflects key line items from our consolidated statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	September 10, 2004	September 12, 2003	% Increase (Decrease)
Revenues
Total hotel sales	$789	$697	13.2%
Operating costs and expenses:
Property-level costs (1)	745	685	8.8
Corporate expenses	18	14	28.6
Operating profit	47	28	67.9
Interest expense	108	115	(6.1)
Income (loss) from discontinued operations	(1)	3	(133.3)
Net loss (2)	(50)	(97)	48.5%
Comparable Hotel Operating Statistics
RevPAR	$101.92	$94.49	7.9%
Average room rate	$138.12	$132.68	4.1%
Average occupancy	73.8%	71.2%	2.6	pts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Year-to-date ended
	September 10, 2004	September 12, 2003	% Increase (Decrease)
Revenues
Total hotel sales	$2,466	$2,241	10.0%
Operating costs and expenses:
Property-level costs (1)	2,230	2,080	7.2
Corporate expenses	43	39	10.3
Operating Profit	267	205	30.2
Interest expense	357	347	2.9
Income from discontinued operations	21	12	75.0
Net loss (2)	(66)	(151)	56.3%
Comparable Hotel Operating Statistics
RevPAR	$107.00	$100.35	6.6%
Average room rate	$146.27	$143.71	1.8%
Average occupancy	73.1%	69.8%	3.3	pts.

(1)	Amount represents operating costs and expenses per our consolidated statements of operations less corporate expenses.

(2)	During the third quarter 2003, we adopted SFAS No. 150 and recorded a loss of $24 million due to a cumulative effect of a change in accounting principle for the third quarter and year-to-date 2003. We reversed this charge in the fourth quarter 2003. For more information, see Note 2 to the consolidated financial statements.

2004 Compared to 2003

Revenues. In third quarter 2004, our hotel sales increased $92 million, or 13.2%, from third quarter 2003 and increased $225 million, or 10.0%, year-to-date. The growth in revenues reflects the increase in comparable RevPAR of 7.9% for the quarter and 6.6% year-to-date as a result of strong increases in occupancy of 2.6 percentage points for the quarter and 3.3 percentage points year-to-date, as well as an increase in average room rates of 4.1% for the quarter and 1.8% year-to-date at our comparable hotels. In addition, hotel sales include approximately $49.4 million in the third quarter and $96.3 million year-to-date in 2004 of sales for three hotels acquired subsequent to the third quarter of 2003. Hotel sales exclude sales for the properties we have sold through September 10, 2004 for all periods presented, which have been reclassified to discontinued operations. See “Discontinued Operations” below.

The majority of our customers fall into two broad groups: transient and group travelers. Continuing a trend we noted in the first half of 2004, the business mix of our portfolio is showing a shift in transient room nights, which represents approximately 55% of our business, from lower-rated discount business to higher-rated corporate and premium business. During the third quarter, total transient business was up only slightly compared to last year, but premium and corporate demand represented 27% of total transient demand, up from 23.5% last year. This shift was the result of premium demand increasing 34% and corporate demand growing 11% in the quarter while lower-rated discount business decreased. This indicates that our hotel managers are having greater success in reducing the number of rooms sold at discounted rates as the result of improving transient demand. We believe the upward trend in occupancy and average room rate should continue as a result of increased corporate and premium business in the fourth quarter. Group business, which represents approximately 45% of our business, experienced an increase in demand of approximately 6% in the third quarter.

As noted previously as compared to 2003, RevPAR increased significantly at the majority of our comparable hotels driven almost equally by increased occupancy and higher average rates in the third quarter of 2004. We experienced RevPAR improvements across the portfolio in the quarter as RevPAR increased 7.9%, 10.8%, 4.9% and 11.0% for comparable hotels classified as urban, resort, suburban and airport properties, respectively. Year-to-date, comparable hotel RevPAR increased 6.2%, 5.8%, 5.9% and 11.6% for urban, resort, suburban and airport properties, respectively. Additionally, the performance of our portfolio is significantly affected by the performance of our large convention hotels. Due to the longer booking lead-time for large group business, these convention hotels have historically outperformed in the early stages of the industry downturn; however, they also lag the industry in performance in the early stages of recovery. As with other recoveries, we expect that these hotels will ultimately outperform and their performance will stay relatively strong for a longer period of time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the third quarter of 2004, we also experienced comparable hotel RevPAR gains in most geographic regions in our portfolio. Of the 112 hotels that we owned as of September 10, 2004, 105 have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a description of our comparable hotels, as well as hotel statistical data for our comparable hotels based on geographic regions.

Our New England region was the top performing region during the third quarter of 2004 as comparable hotel RevPAR increased by 19.6%. The region benefited from the Democratic National Convention and was led by the Boston Hyatt, which was converted from the Swissôtel brand in late 2003, where RevPAR improved by 35.5% for the quarter. The convention business, however did not meet our expectations in terms of food and beverage business as few events were held in the hotels. The improvement in this region was driven by increases in both average room rates and occupancy, as the average room rate increased 8.4% and occupancy increased by 7.5 percentage points for the quarter. Year-to-date, comparable hotel RevPAR in this region improved 10.4% over prior year.

Comparable hotel RevPAR increased 2.2% and 7.2% for the third quarter and year-to-date, respectively, for our DC Metro region due primarily to a 2.4% and 4.8% increase in average room rates for the third quarter and year-to-date, respectively. Growth was slowed in the quarter by rooms renovations at four of our hotels in the region. However, we expect that the region will again experience strong RevPAR growth in the fourth quarter as the rooms renovations are completed.

For our Atlanta region, comparable hotel RevPAR grew by 6.4% and 6.5% for the quarter and year-to-date, respectively. The improvement was led by our downtown and midtown hotels, such as The Four Seasons, Atlanta and The Ritz-Carlton, Buckhead, where RevPAR increased by 24.2% and 18.0%, respectively, during the third quarter of 2004. We expect the Atlanta region to continue its strong performance for the remainder of the year.

Our Pacific region, which had lagged behind the portfolio as a whole during 2002 and 2003, continued to improve during the third quarter of 2004 as comparable hotel RevPAR increased 7.8% and 8.4% for the quarter and year-to-date, respectively, with significant increases in occupancy. The primary reason this market had been underperforming over the past three years is due to the decline in travel related to the area’s technology companies, particularly in the San Francisco Bay area. The improvement in the Pacific region in 2004 reflects an increase in comparable hotel RevPAR at our San Francisco market hotels of 9.6% and 15.6% for the quarter and year-to-date, respectively. The results for the Pacific region also reflect a 6.0% and 9.9% increase in comparable hotel RevPAR for the quarter and year-to-date, respectively, at our properties in the Los Angeles market. While we expect San Francisco’s RevPAR growth to moderate during the fourth quarter as city-wide conventions decline, the Pacific region overall should continue to exhibit improving performance.

Our Mid-Atlantic region performed very well during the third quarter of 2004 as comparable hotel RevPAR improved by 15.7%. Our New York City properties benefited from the Republican National Convention as RevPAR improved 19.6% for the quarter. The rooms renovation at the New York Marriott Marquis has been completed and the hotel achieved an increase in RevPAR of 16.1% for the quarter. Convention business at the New York Marriott Marquis fell slightly short of expectations as transient business was slightly slower and there was little increase in food and beverage revenues. Year-to-date, the comparable hotel RevPAR in our Mid-Atlantic region improved 9.8% over the prior year.

Comparable hotel RevPAR in our Florida region grew by 10.7% in the third quarter, as a result of an increase in demand at the Orlando World Center Marriott, where RevPAR increased by 24.6%. The 12 properties in the Florida region have experienced varying levels of impact and property damage as a result of the four hurricanes in the region during August and September. See “Recent Events.” Year-to-date, comparable hotel RevPAR in this region has improved 5.7%.

The South Central region experienced a disappointing comparable RevPAR decline of 4.0%, as our San Antonio and Dallas properties were down 8.2% and 6.9% for the quarter, respectively. Stronger performance by our hotels in the Houston market, with a RevPAR increase of 4.9%, helped the region. Year-to-date, RevPAR declined 1.2%.

Our North Central region experienced a comparable RevPAR decline of 1.6% for the quarter and had no change year-to-date. The region’s performance was characterized by mixed performance throughout the portfolio.

Our Mountain region experienced comparable RevPAR increases of 1.3% and 0.9% for the quarter and year-to-date, respectively. The Phoenix and Salt Lake City markets were strong performers in the quarter, but the region was negatively impacted by particularly weak performance in the Denver and Albuquerque markets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comparable hotel RevPAR for our international properties increased 15.5% and 22.5% for the third quarter and year-to-date. Our four Canadian properties, three of which are in Toronto, experienced increases in RevPAR of 24.2% and 31.5% for the third quarter and year-to-date, respectively, as the region has recovered from the SARs related travel restrictions in 2003 and the appreciation in the Canadian dollar versus the U.S. dollar.

Operating Costs and Expenses. Operating costs and expenses increased $64 million, or 9.2%, from the third quarter of 2003 and increased $154 million, or 7.3%, year-to date. The increase in operating costs and expenses is due to additional costs associated with an increase in occupancy at our hotels and an increase in wage, benefit, utility and sales and marketing costs, all of which we believe will continue to increase at a rate greater than inflation. In addition, the operating costs and expenses include the costs of three properties acquired subsequent to the end of third quarter 2003 of approximately $32.9 million and $66.9 million for the third quarter and year-to-date 2004, respectively, and exclude the costs for hotels we have sold, which are included in discontinued operations.

Interest Expense. Interest expense decreased $7 million for the quarter and increased $10 million year-to-date. The decrease for the quarter can be attributable to the interest savings associated with debt repayments and refinancings completed during 2003 and 2004. However, the interest savings were offset in the quarter and partially offset year-to-date by $9 million and $40 million of call premiums and $4 million and $14 million of accelerated deferred financing costs and original issue discounts for the third quarter and year-to-date, respectively, that were associated with the prepayments made in 2004.

Corporate Expenses. Corporate expenses increased by $4 million for both the quarter and year-to-date, due primarily to an increase in our restricted stock expense. Stock compensation expense increased due to an increase in the estimate of the number of shares that may be issued that are subject to performance criteria and the appreciation in our stock price since the end of the second quarter.

Net Gains on Property Transactions. Net gains on property transactions increased approximately $4 million for the quarter and approximately $6 million year-to-date due primarily to the recognition of deferred gains from the 1994 sale of a portfolio of Fairfield Inns by Marriott.

Discontinued Operations. Discontinued operations represent the results of operations and the gain or loss on disposition of 15 hotels during 2004 and 2003. For the third quarter 2003, revenues for these properties were $37 million, and our income before taxes was $3 million. For year-to-date 2004 and 2003, revenues for these properties were $16 million and $120 million, respectively, and our income before taxes was $2 million and $12 million, respectively. We recognized a gain of $20 million on the disposal of hotels during 2004. We did not dispose of any properties during the third quarter of 2004.

Liquidity and Capital Resources

Cash Requirements

Host Marriott is required to distribute to its stockholders at least 90% of its taxable income in order to qualify as a REIT. We are not a taxpaying entity, however, under our partnership agreement, we are required to reimburse Host Marriott for any tax payments Host Marriott is required to make. Because we are required to distribute almost all of our taxable income to Host Marriott, we depend primarily on external sources of capital to finance future growth.

Cash Balances. As of September 10, 2004, we had $317 million of cash and cash equivalents, which was a decrease of $447 million from December 31, 2003. The decrease is primarily attributable to significant debt prepayments and acquisitions in 2004. For a further discussion, see “Sources and Uses of Cash” below. Due to the volatile operating environment in 2002 and 2003, our cash balances have been in excess of the $100 million to $150 million which we had historically maintained. With the added flexibility of our new Credit Facility and the continuing growth of the economy, we expect to lower our cash balances to previous levels over the next several quarters.

As of September 10, 2004, we also had $126 million of cash which was restricted as a result of lender requirements (including reserves for debt service, real estate taxes, insurance, as well as cash collateral and excess cash flow deposits). The restricted cash balance includes $33 million and $15 million as of September 10, 2004 and December 31,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2003, respectively, which are held in escrow in accordance with restrictive debt covenant requirements (see “Debt and the Effect of Financial Covenants”). The restricted cash balances do not have a significant effect on our liquidity. On September 10, 2004, we amended and restated our credit facility, which now provides aggregate revolving loan commitments of $575 million. This represents an increase of $275 million in capacity under our credit facility. The amendments also extend the life of the credit facility to September 2008. We have no amounts currently outstanding under the facility.

Debt Repayments and Refinancings. Proceeds from the disposition of hotels and the issuance of the Exchangeable Senior Debentures have been used to repay or redeem debt in 2004. As a result of the repayments and refinancings completed during 2003 and 2004, our annual interest expense obligations, excluding the effect of call premiums and accelerated deferred financing costs, have declined approximately $74 million. We have no significant debt maturities prior to February 2006, though principal amortization will total approximately $19 million and $65 million for the remainder of 2004 and full year 2005, respectively. We believe we have sufficient cash to deal with our near-term debt maturities, as well as any decline in the cash flow from our business.

The following table summarizes our significant financing activities (net of deferred financings costs) since the beginning of 2004 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
September	Assumed 6.08% mortgage on the Scottsdale Marriott at McDowell Mountains hotel (acquired on September 22, 2004)	$34
September	Redemption of 7 7/8% Series B senior notes	(336)
August	Proceeds from the issuance of 7% Series L senior notes	345
August	Redemption of 4.16 million units of 10% Class A preferred units	(104)
June	Proceeds from the issuance of 25 million units of common stock	301
May/June	Proceeds from the issuance of approximately 4 million units of 8 7/8% Class E preferred units	98
May	Redemption of 7 7/8% Series B senior notes	(65)
April	Redemption of 7 7/8% Series B senior notes	(494)
March	Proceeds from the issuance of 3.25% Exchangeable Senior Debentures due 2024	483
January	Payment of the 12.68% mortgage on the Mexico Airport Marriott	(11)
January	Prepayment of the 8.58% mortgage on the Hanover Marriott	(27)
January	Redemption of the remaining 8.45% Series C senior notes	(218)
January	Partial prepayment of The Ritz-Carlton, Naples and Buckhead 9% mortgage loan	(44)

Reducing future interest payments and our leverage remains a key management priority. In November 2003, Host Marriott’s Board of Directors authorized us to purchase or retire up to $600 million of our senior notes ($317 million of which remains available under this authorization) with proceeds from additional asset sales. Senior notes redeemed in connection with a refinancing transaction do not affect the availability under this authorization. As a result, we may continue to redeem or refinance additional senior notes and mortgage debt from time to time to take advantage of favorable market conditions. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted unit, as defined herein, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. For example, year-to-date 2004, we incurred interest expense resulting from the payment of call premiums of $40 million and the acceleration of deferred financing costs and original issue discounts totaling $14 million.

During the third quarter, we issued $350 million of 7% Series L senior notes for net proceeds of $345 million, after underwriting fees and expenses and original issue discount. On September 2, 2004, we used the net proceeds from the issuance of the Series L senior notes, along with available cash, to redeem approximately $336 million of our 7 7/8% Series B senior notes, including redemption premiums and accrued interest, which were scheduled to mature in 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Equity. On August 3, 2004, we used the net proceeds from the May 2004 issuance of 8 7/8% Class E preferred units along with available cash, to redeem all 4.16 million units of the 10% Class A preferred units for approximately $104 million.

Capital Expenditures. For year-to-date 2004, total capital expenditures, which include both renewal and replacement expenditures and return on investment (“ROI”) and development projects, were approximately $153 million. We expect total renewal, replacement and ROI capital expenditures for 2004 to be approximately $250 million to $300 million. The renewal and replacement expenditures will be funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded annually with approximately 5% of property revenues) and by our available cash.

For 2004, approximately 10% to 15% of our capital expenditures will be for ROI projects. ROI projects have historically generated returns greater than the return on our initial investments in our hotel properties and over the next several years we expect to spend approximately $200 million to $300 million on such investments.

On July 27, 2004, we announced that we have commenced construction of an extensive renovation and repositioning of the Newport Beach Marriott Hotel. The renovation is expected to cost approximately $60 million. The renovation project will include the addition of a world-class spa and 20 new luxury suites, redesigned guest rooms, a new restaurant concept and updated meeting space.

On September 3, 2004, we converted the 590-room Denver Southeast Marriott to the Four Points by Sheraton Denver Southeast. We anticipate spending approximately $5 million for the conversion, which we believe will result in improved cash flows.

Acquisitions. We remain interested in pursuing single asset and portfolio acquisitions and believe that there will be opportunities over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in urban and resort/convention locations where further large scale development is limited. A recent example of this is the July 15, 2004 acquisition of the 450-suite Fairmont Kea Lani Maui, a premier luxury resort hotel located on 21 acres of Wailea’s Polo Beach, for $355 million. We also acquired the 270-suite Scottsdale Marriott at McDowell Mountains on September 22, 2004 for approximately $58 million, $34 million of which was funded through the assumption of the existing mortgage debt on the hotel. We have acquired three properties for a total of approximately $502 million in 2004. In addition, during the quarter, we purchased a retail building adjacent to one of our hotels and the land under the JW Marriott Hotel Lennox in Atlanta, which we previously leased, for a combined total of approximately $30 million. Any additional acquisitions may be funded, in part, from our available cash, draws under our credit facility or other debt financing, proceeds from asset sales or through equity offerings by Host Marriott or the issuance of OP units. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

Other. On September 3, 2004, we closed the 337-room Marriott Mountain Shadows Resort Hotel. We are currently reviewing alternative uses of the property. The fair value of the property exceeds our carrying value.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our Credit Facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $39 million to $193 million for year-to-date 2004 from $154 million for year-to-date 2003, due primarily to the increase in operating profit in 2004.

Cash Used in Investing Activities. Year-to-date 2004, we acquired two hotel properties and other assets for total cash expenditures of $474 million. During the same period, we received net proceeds of $155 million from the sale of seven non-core properties. Capital expenditures at our properties totaled $153 million for year-to-date 2004, an increase of $25 million, when compared to the same period in 2003. See “Cash Requirements—Capital Expenditures” above. We believe our total dispositions for full year 2004 will be approximately $250 million to

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$350 million, the net proceeds of which will be used to repay debt, fund acquisitions or for general corporate purposes; however, we currently have not entered into contracts to sell any of our hotels.

Cash Used in Financing Activities. Approximately $1.2 billion of cash has been provided by financing activities year-to-date 2004 through the issuance of 25 million common OP units, 4 million units of Class E preferred units and the issuance of the Exchangeable Senior Debentures and the Series L senior notes. Cash used in financing activities primarily consisted of debt prepayments of $1.2 billion, including the redemption of $218 million of our 8.45% Series C senior notes due in 2008, the redemption of $895 million of our 7 7/8% Series B senior notes and the prepayment of $82 million of mortgage debt on four of our hotels. On August 3, 2004, we redeemed all 4.16 million units of our 10% Class A preferred units for approximately $104 million.

Debt and the Effect of Certain Financial Covenants

As of September 10, 2004, our total debt was $5.6 billion. The weighted average interest rate of our debt is approximately 7.0% and the current average maturity is 6.9 years. Additionally, approximately 85% of our debt has a fixed rate of interest as of September 10, 2004. Over time, we expect to increase the proportion of our floating rate debt in our capital structure to 20% to 25% of our total debt.

During the third quarter, we issued $350 million of 7% Series L senior notes for net proceeds of $345 million, after underwriting fees and expenses and the original issue discount. On September 2, 2004, we used the net proceeds from the issuance of the Series L senior notes and available cash to redeem $336 million of our 7 7/8% Series B senior notes, which were scheduled to mature in 2008. We recorded a loss, which has been included in interest expense on our consolidated statement of operations, in the third quarter of approximately $12.9 million on the early extinguishment of debt, which includes the premium and the acceleration of the related discounts and deferred financing costs.

Amended and Restated Credit Facility. On September 10, 2004, we entered into an amended and restated credit facility (the “Credit Facility”). The Credit Facility replaces our prior credit facility and provides aggregate revolving loan commitments in the amount of $575 million. The Credit Facility also includes subcommitments for the issuance of letters of credit in an aggregate amount of $10 million and loans to certain of our Canadian subsidiaries in Canadian Dollars in an aggregate amount of $150 million. The Credit Facility has an initial scheduled maturity in September 2008. We have an option to extend the maturity for an additional year if certain conditions are met at the time of the initial scheduled maturity. We also have the option to increase the amount of the Credit Facility by up to $100 million to the extent that any one or more lenders, whether or not currently party to the Credit Facility, commits to be a lender for such amount.

As with the prior facility, the debt under the Credit Facility is guaranteed by certain of our existing subsidiaries and is currently secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit our Credit Facility as well as the notes outstanding under our senior notes indenture, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the Credit Facility. As with the prior credit facility, the pledges are permitted to be released in the event that our leverage ratio falls below 6.0x for two consecutive fiscal quarters.

Unlike our prior facility, the revolving loan commitment under the Credit Facility is divided into two separate tranches: (1) a Revolving Facility A tranche of $385 million and (2) a Revolving Facility B tranche of $190 million. Amounts available for borrowing under Revolving Facility A vary depending on our leverage ratio which is defined as total debt to our pro forma EBITDA (as defined in the Credit Facility agreement), with $385 million being available when our leverage ratio is less than 6.5x, $300 million being available when our leverage ratio equals or exceeds 6.5x but is less than 6.75x, $150 million being available when our leverage ratio equals or exceeds 6.75x but is less than 7.0x, and no amounts being available when our leverage ratio equals or exceeds 7.0x. By contrast, the entire amount of Revolving Facility B is available for borrowing at any time that our leverage ratio does not exceed levels ranging from 7.5x to 7.0x (depending on the time period) and our unsecured interest coverage ratio equals or exceeds 1.5x.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We are subject to different financial covenants depending on whether amounts are borrowed under Revolving Facility A or Revolving Facility B, and we are permitted to convert amounts borrowed under either tranche into amounts borrowed under the other tranche. While the financial covenants applicable under Revolving Facility A are generally comparable to those contained in our prior facility (including covenants for leverage, fixed charge coverage and unsecured interest coverage), the financial covenants applicable to Revolving Facility B are limited to leverage and unsecured interest coverage, and are set at less restrictive levels than the corresponding covenants applicable to Revolving Facility A. As a result of this structure, we have gained the flexibility to make and maintain borrowings in circumstances where adverse changes to our financial condition could have prohibited the maintenance of borrowings under the prior facility.

The new Credit Facility not only extends the maturity of our previous facility but more importantly, it allows us greater flexibility in future transactions by increasing our immediate access to capital both for potential acquisitions or in the case of unforeseen events. For further information on our new Credit Facility, please read our Form 8-K filed on September 16, 2004.

Senior Notes. Under the terms of our senior notes indenture and the Credit Facility, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including an EBITDA-to-interest coverage ratio of at least 2.0x. This ratio is calculated in accordance with our senior notes indenture and excludes from interest expense items such as interest on our Convertible Subordinated Debentures, call premiums and deferred financing charges that are included in interest expense on our consolidated statement of operations. In addition, the calculation is based on our pro forma results for the four prior fiscal quarters giving effect to the transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Currently, our EBITDA-to-interest coverage ratio is above 2.0 to 1.0 based upon our pro forma results of operations for the four fiscal quarters ended September 10, 2004. Accordingly, we are not contractually restricted by this covenant in our ability to pay preferred or common dividends, or prohibited from incurring additional debt, including debt incurred in connection with an acquisition as long as we maintain the required level of interest coverage.

Mortgage Debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of September 10, 2004, we have 28 assets that are secured by mortgage debt. As a result of the decline in operations of our properties in 2002 and 2003, we have triggered restrictive covenants on two loans that are secured by mortgages on a total of 11 properties. These loans have restrictive covenants which require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. (The remaining mortgage loans generally do not have restrictive covenants that require such escrows.) Included in restricted cash on our balance sheet are $33 million and $15 million as of September 10, 2004 and December 31, 2003, respectively, that will remain in escrow until operating cash flow from these properties meets the covenant requirements or until the loans are repaid. We do not believe that the covenant requirements will be achieved on one of the loans in 2004 and, accordingly, estimate that a total of approximately $50 million will be escrowed at December 31, 2004. For additional information on these mortgages and their restricted covenants, see our Annual Report on Form 10-K.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 10, 2004 and December 31, 2003, our debt is comprised of:

	September 10, 2004	December 31, 2003
Series B senior notes, with a rate of 7 7/8% due August 2008	$304	$1,196
Series C senior notes, with a rate of 8.45% due December 2008	—	218
Series E senior notes, with a rate of 8 3/8% due February 2006	300	300
Series G senior notes, with a rate of 9 1/4% due October 2007 (1)	244	244
Series I senior notes, with a rate of 9 1/2% due January 2007 (2)	471	484
Series J senior notes, with a rate of 7 1/8% due November 2013	—	725
Series K senior notes, with a rate of 7 1/8% due November 2013	725	—
Series L senior notes, with a rate of 7% due August 2012	345	—
Exchangeable Senior Debentures, with a rate of 3.25% due 2008	491	—
Senior notes, with an average rate of 9¾%, maturing through 2012	13	13

Total senior notes	2,893	3,180
Mortgage Debt, with an average interest rate of 7.7% and 7.8% at September 10, 2004 and December 31, 2003, respectively	2,080	2,205
Credit Facility	—	—
Convertible Subordinated Debentures, with a rate of 6.75% due December 2026	492	492
Other	99	101

Total debt	$5,564	$5,978

(1)	Includes an increase due to the fair value adjustments for interest rate swap agreements of $2 million as of both September 10, 2004 and December 31, 2003.

(2)	Includes an increase due to the fair value adjustments for interest rate swap agreements of $21 million and $34 million as of September 10, 2004 and December 31, 2003, respectively.

Distribution Policy

Host Marriott is required to distribute to its stockholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income we recognize for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host Marriott to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host Marriott, Host LP has issued to Host Marriott a corresponding common OP unit and preferred OP unit. As of September 10, 2004, Host Marriott is the owner of substantially all of the preferred OP units and approximately 94% of the common OP units. The remaining 6% of the common OP units are held by various third-party limited partners. As a result of the minority position in Host LP common OP units, these holders share, on a pro rata basis, in amounts being distributed by Host LP. As a general rule, when Host Marriott pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host Marriott paid a five cent per share dividend on its common stock, it would be based on payment of a five cent per common OP unit distribution by Host LP to Host Marriott and all other common OP unit holders.

Host Marriott’s current policy on dividends is generally to distribute at least 100% of its taxable income, unless otherwise contractually restricted. As previously discussed, Host Marriott was restricted in its ability to pay dividends on its common and preferred equity, except to the extent necessary to maintain Host Marriott’s status as a REIT, as long as our EBITDA-to interest coverage ratio was under 2.0x. Our EBITDA-to-interest coverage ratio is above 2.0x and Host Marriott may make distributions in excess of the minimum amount necessary to maintain its REIT status.

On September 8, 2004, Host Marriott’s Board of Directors declared a $0.05 dividend per share for Host Marriott’s common stock representing primarily the final distribution of 2003 taxable income. Accordingly, we will make a $.05 distribution per OP unit. The distribution will be payable on December 20, 2004 to unitholders of record as of November 30, 2004. Assuming the continued improvement in operations throughout 2005 and a corresponding growth in taxable income, Host Marriott intends to reinstate a quarterly dividend on its common stock in the $.04 to $.06 per share range beginning with the first quarter of 2005 dividend (which would be payable on or about April 15, 2005).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amount of any future common distribution will be determined by Host Marriott’s Board of Directors.

On September 8, 2004, Host Marriott’s Board of Directors also declared a quarterly cash distribution of $0.625 per share for our Class B and C preferred units and cash distributions of $0.5546875 for our Class E preferred units. The third quarter distributions were paid on October 15, 2004 to unitholders of record as of September 30, 2004. Also, we paid $0.125 per units of our Class A preferred units for dividends accrued from July 15, 2004 to the redemption date of August 3, 2004. Host Marriott currently intends to continue to pay dividends on its preferred stock regardless of the amount of taxable income as long as it is over the 2.0x EBITDA-to-interest coverage ratio.

Investments in Affiliates

We have made investments in certain ventures which we do not consolidate and, accordingly, are accounted for under the equity method of accounting in accordance with our accounting policies as described in Note 1 to the consolidated financial statements. Currently, we and an affiliate of Marriott International each own a 50% interest in CBM Joint Venture LLC, which owns, through two limited partnerships, 120 Courtyard by Marriott properties totaling 17,550 rooms. The joint venture has approximately $1,085 million of assets and $899 million of debt. This debt consists of approximately $524 million of first mortgage loans secured by 119 of the 120 properties owned by the partnerships, approximately $127 million of senior notes secured by the ownership interest in one partnership and mezzanine debt in the amount of $248 million. The lender of the mezzanine debt is an affiliate of Marriott International. None of the debt is recourse to, or guaranteed by, us or any of our subsidiaries. RevPAR at the partnerships’ Courtyard hotels increased 5.8% for third quarter 2004 with an average occupancy increase of 1.7 percentage points and an increase in average room rate of 3.3%. Year-to-date, RevPAR at these hotels increased 4.6% with an average occupancy increase of 1.9 percentage points and an increase in average room rate of 1.8%. We have not received any cash distributions from this partnership since 2001 and do not expect to receive any distributions in 2004.

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

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, the third quarter of 2004 ended on September 10, and the third quarter of 2003 ended on September 12, though both quarters reflect twelve weeks of operations. However, the September 10, 2004 year-to-date operations include 254 days of operations, while the September 12, 2003 year-to-date operations include 255 days of operations.

In addition, for results reported by hotel managers using a monthly reporting period (approximately one-fourth of our full-service hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). The year-to-date 2004 operations include 244 days of operations for our monthly hotels compared to 243 days of operations for the year-to-date 2003 operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In contrast to the reporting periods for our consolidated statement of operations, our hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) are always reported based on the reporting cycle used by Marriott International for our Marriott-managed hotels. This facilitates year-to-year comparisons, as each reporting period will be comprised of the same number of days of operations as in the prior year (except in the case of certain of our fourth quarters which are comprised of seventeen weeks, such as fiscal year 2002). This means, however, that the reporting periods we use for hotel operating statistics may differ slightly from the reporting periods used for our consolidated statements of operations for the first and fourth quarters and the full year. For the hotel operating statistics and comparable hotel results reported herein:

•	Hotel results for the third quarter of 2004 reflect 12 weeks of operations for the period from June 19, 2004 to September 10, 2004 for our Marriott-managed hotels and results from June 1, 2004 to August 31, 2004 for operations of all other hotels which report results on a monthly basis.

•	Hotel results for the third quarter of 2003 reflect 12 weeks of operations for the period from June 21, 2003 to September 12, 2003 for our Marriott-managed hotels and results from June 1, 2003 to August 31, 2003 for operations of all other hotels which report results on a monthly basis.

•	Hotel results for year-to-date 2004 reflect 36 weeks for the period from January 3, 2004 to September 10, 2004 for our Marriott-managed hotels and results from January 1, 2004 to August 31, 2004 for operations of all other hotels which report results on a monthly basis.

•	Hotel results for year-to-date 2003 reflect 36 weeks for the period from January 4, 2003 to September 12, 2003 for our Marriott-managed hotels and results from January 1, 2003 to August 31, 2003 for operations of all other hotels which report results on a monthly basis.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations, for the entirety of the reporting periods being compared, and (ii) that have not sustained substantial property damage or undergone large-scale capital projects during the reporting periods being compared. Of the 112 full-service hotels that we owned on September 10, 2004, 105 have been classified as comparable hotels. The operating results of the following seven hotels that we owned as of September 10, 2004 are excluded from comparable hotel results for these periods:

•	The JW Marriott, Washington, D.C. (consolidated in our financial statements beginning in the second quarter of 2003);

•	The Hyatt Regency Maui Resort and Spa (acquired in November 2003);

•	The Memphis Marriott (construction of a 200-room expansion started in 2003 and completed in 2004);

•	The Embassy Suites Chicago Downtown-Lakefront Hotel (acquired in April 2004);

•	The Fairmont Kea Lani Maui (acquired in July 2004);

•	The Newport Beach Marriott Hotel (major renovation started in July 2004); and

•	Mountain Shadows Resort Hotel (closed in September 2004).

In addition, the operating results of the 15 hotels we disposed of in 2004 and 2003 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth performance information for our comparable full-service hotels by geographic region for 2004 and 2003.

Comparable by Region

	As of September 10, 2004		Quarter ended September 10, 2004			Quarter ended September 12, 2003
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	20	10,720	$141.16	78.0%	$110.08	$138.79	73.6%	$102.12	7.8%
Florida	12	7,337	132.70	67.3	89.32	124.48	64.8	80.67	10.7
Mid-Atlantic	10	6,720	175.44	81.3	142.56	164.24	75.0	123.19	15.7
Atlanta	13	5,940	138.42	67.8	93.80	128.82	68.4	88.15	6.4
North Central	13	4,923	122.41	73.9	90.47	124.06	74.1	91.96	(1.6)
South Central	7	4,816	112.27	73.2	82.13	114.90	74.4	85.52	(4.0)
DC Metro	11	4,297	146.10	73.0	106.67	142.72	73.1	104.33	2.2
New England	7	3,413	147.31	79.8	117.55	135.95	72.3	98.27	19.6
Mountain	7	2,861	93.43	65.3	61.02	91.50	65.8	60.25	1.3
International	5	1,953	122.97	73.4	90.28	119.90	65.2	78.18	15.5

All Regions	105	52,980	138.12	73.8	101.92	132.68	71.2	94.49	7.9

	As of September 10, 2004		Year-to-date ended September 10, 2004			Year-to-date ended September 12, 2003
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	20	10,720	$148.72	75.3%	$111.95	$149.84	68.9%	$103.26	8.4%
Florida	12	7,337	164.82	73.6	121.37	161.78	70.9	114.78	5.7
Mid-Atlantic	10	6,720	178.16	77.6	138.28	171.69	73.4	125.96	9.8
Atlanta	13	5,940	141.13	68.9	97.22	136.50	66.9	91.31	6.5
North Central	13	4,923	119.33	68.6	81.82	121.38	67.4	81.78	—
South Central	7	4,816	129.73	77.0	99.83	131.40	76.9	100.99	(1.2)
DC Metro	11	4,297	151.13	73.6	111.21	144.21	71.9	103.73	7.2
New England	7	3,413	141.61	73.4	103.96	139.13	67.7	94.19	10.4
Mountain	7	2,861	103.31	63.4	65.46	100.62	64.5	64.86	0.9
International	5	1,953	120.72	72.8	87.83	113.48	63.2	71.73	22.5

All Regions	105	52,980	146.27	73.1	107.00	143.71	69.8	100.35	6.6

The following statistics are for all of our full-service properties as of September 10, 2004 and September 12, 2003, respectively. The operating statistics include the results of operations for seven hotels sold in 2004 and eight hotels sold in 2003 prior to their disposition.

All Full-Service Properties

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
Average Room Rate	$142.30	$130.43	$148.53	$140.23
Average Occupancy	74.0%	71.3%	73.3%	69.9%
RevPAR	$105.32	$92.97	$108.90	$98.07

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

additional purposes for which management uses these measures and their limitations) is included in our Annual Report on Form 10-K.

FFO per Diluted Unit

We present FFO per diluted unit as a non-GAAP measure of our performance in addition to our earnings per unit (calculated in accordance with GAAP). We calculate FFO per diluted unit for a given operating period as our FFO (defined as set forth below) for such period divided by the number of fully diluted units outstanding during such period. The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (calculated in accordance with GAAP) excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per unit basis after making adjustments for the effects of dilutive securities, including the payment of preferred OP Unit distributions, in accordance with NAREIT guidelines.

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

The following table provides a reconciliation of net income (loss) available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Loss Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	September 10, 2004			September 12, 2003
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Units	Per Unit Amount
Net loss available to common unitholders	$(63)	371.2	$(.17)	$(106)	302.1	$(.35)
Adjustments:
Gain on dispositions, net	(4)	—	(.01)	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	24	—	.08
Depreciation and amortization	85	—	.23	86	—	.28
Partnership adjustments	4	—	.01	6	—	.02
Adjustments for dilutive securities:
Assuming distribution of common units granted under the comprehensive stock plan less units assumed purchased at average market price	—	2.0	—	—	2.9	—

FFO per diluted unit (a)	$22	373.2	$.06	$10	305.0	$.03

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Year-to-date ended
	September 10, 2004			September 12, 2003
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Units	Per Unit Amount
Net loss available to common unitholders	$(98)	354.4	$(.28)	$(178)	295.3	$(.60)
Adjustments:
Gain on dispositions, net	(28)	—	(.08)	(2)	—	(.01)
Cumulative effect of a change in accounting principle	—	—	—	24	—	.08
Depreciation and amortization	251	—	.71	259	—	.88
Partnership adjustments	16	—	.05	18	—	.06
Adjustments for dilutive securities:
Assuming distribution of common units granted under the comprehensive stock plan less units assumed purchased at average market price	—	2.1	—	—	2.5	(.01)

FFO per diluted unit(a)	$141	356.5	$.40	$121	297.8	$.40

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include units granted under comprehensive stock plans, those preferred OP units held by minority partners, other minority interests that have the option to convert their limited partnership interest to common OP units and the Convertible Subordinated Debentures of Host Marriott. No effect is shown for securities if they are anti-dilutive.

(c)	Quarterly and year-to-date 2004 and 2003 results were significantly affected by several transactions, the effect of which is shown in the table below (in millions, except per share amounts):

	Quarter ended
	September 10, 2004		September 12, 2003
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior notes redemptions (1)	$(14)	$(14)	$(2)	$(2)
Class A preferred unit redemption (2)	(6)	(6)	—	—
Directors’ and officers’ insurance settlement (3)	—	—	7	7

Total	$(20)	$(20)	$5	$5

Per diluted share	$(.05)	$(.05)	$.02	$.02

	Year-to-date
	September 10, 2004		September 12, 2003
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior notes redemptions (1)	$(59)	$(59)	$(2)	$(2)
Class A preferred unit redemption (2)	(6)	(6)	—	—
Directors’ and officers’ insurance settlement (3)	—	—	7	7
Loss on foreign currency forward contracts (4)	—	—	(1)	(1)

Total	$(65)	$(65)	$4	$4

Per diluted share	$(.18)	$(.18)	$.01	$.01

(1)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call period for refinancings, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment of senior notes and mortgages during the third quarter and year-to-date of 2004 and 2003.

(2)

Represents the original issuance costs for the Class A preferred unit, which was required to be charged against net loss available to common stockholders in conjunction with the redemption of the Class A

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

preferred unit in the third quarter of 2004, as well as the incremental dividends from the date of issuance of the Class E preferred unit to the date of redemption of the Class A preferred unit. For additional information, see Note 5 to the condensed consolidated statements.

(3)	During the third quarter of 2003, we recognized approximately $9.6 million of other income from the settlement of a claim that we brought against our directors’ and officers’ insurance carriers for reimbursement of defense costs and settlement payments incurred in resolving a series of related actions brought against us and Marriott International that arose from the sale of certain limited partnership units to investors prior to 1993. The effect on net loss and FFO is approximately $7 million due to income taxes on the proceeds.

(4)	During 2003, we made partial repayments of the Canadian mortgage debt, which resulted in certain of our forward currency hedge contracts being deemed ineffective for accounting purposes. Accordingly, we recorded an approximate $1 million charge to net income and FFO.

(d)	EITF 04-08 became effective in the fourth quarter, and, as a result, the Exchangeable Senior Debentures will be included as a potentially dilutive security. For the quarter and year-to-date 2004, the conversion to common units of the Exchangeable Senior Debentures would be anti-dilutive. See Note 2 to our financial statements for more information on EITF 04-8.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
Number of hotels	105	105	105	105
Number of rooms	52,980	52,980	52,980	52,980
Percent change in Comparable Hotel RevPAR	7.9%	—	6.6%	—
Comparable hotel sales
Room	$463	$429	$1,422	$1,334
Food and beverage	211	206	739	700
Other	48	48	155	154

Comparable hotel sales(1)	722	683	2,316	2,188

Comparable hotel expenses
Room	123	117	360	335
Food and beverage	178	169	560	529
Other	33	31	98	94
Management fees, ground rent and other costs	262	255	795	765

Comparable hotel expenses(2)	596	572	1,813	1,723

Comparable Hotel Adjusted Operating Profit	126	111	503	465
Non-comparable hotel results, net(3)	24	3	58	13
Office building and limited service properties, net (4)	—	—	(1)	1
Other income	—	10	—	12
Depreciation and amortization	(85)	(82)	(250)	(247)
Corporate and other expenses	(18)	(14)	(43)	(39)

Operating Profit	$47	$28	$267	$205

(1) The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:
	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
Revenues per the consolidated statements of operations	$810	$727	$2,540	$2,324
Non-comparable hotel sales	(78)	(26)	(191)	(87)
Hotel sales for the property for which we record rental income, net	8	9	31	31
Rental income for office buildings and limited service hotels	(18)	(17)	(53)	(51)
Other income	—	(10)	—	(12)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott - managed hotels	—	—	(11)	(17)

Comparable hotel sales	$722	$683	$2,316	$2,188

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended		Year-to-date ended
	September 10, 2004	September 12, 2003	September 10, 2004	September 12, 2003
Operating costs and expenses per the consolidated statements of operations	$763	$699	$2,273	$2,119
Non-comparable hotel expenses	(54)	(24)	(135)	(81)
Hotel expenses for the property for which we record rental income	8	10	32	36
Rent expense for office buildings and limited service hotels	(18)	(17)	(54)	(50)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(10)	(15)
Depreciation and amortization	(85)	(82)	(250)	(247)
Corporate and other expenses	(18)	(14)	(43)	(39)

Comparable hotel expenses	$596	$572	$1,813	$1,723

(3)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between comparable hotel adjusted operating profit which reflects 252 days of operations and the operating results included in the consolidated statements of operations which reflects 254 days and 255 days of operations for year-to-date 2004 and 2003, respectively.

(4)	Represents rental income less rental expense for limited service properties and office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The percentage of our debt that is floating rate was 15% at both September 10, 2004 and December 31, 2004. Accordingly, there have been no changes in our interest rate sensitivity. See our Annual Report on Form 10-K.

Exchange Rate Sensitivity

Foreign Currency Forward Exchange Agreements

Other than those transactions disclosed in our Annual Report on Form 10-K, there have been no other changes to, nor have we purchased or sold any other derivative instruments that would affect our exchange rate sensitivity.

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

As of September 10, 2004, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 23, 2004, we reached a preliminary agreement with plaintiffs to settle for $2.5 million (including attorneys’ fees) all claims in the matter of Joseph S. Roth et al v. MHOS Corporation et. al, a putative class action lawsuit filed on October 5, 2000 in the Circuit Court of Cook County, Illinois. The parties subsequently executed a more formal settlement agreement, which was approved by the Circuit Court at a preliminary hearing on October 13, 2004. A notice of the proposed settlement will be sent to class members who will have 60 days to opt out of the class. After the notice period ends, the court will hold a final hearing on the settlement, which should occur in early 2005. Once final approval is secured and the time for a class member to appeal the final order has run, funds would be distributed to class members.

Item 2.	Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased		Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
June 19, 2004 – July 18, 2004	76,558	*	1 share Host Marriott Corporation Common Stock*	—	—

July 19, 2004 - August 18, 2004	600,422	*	1 share Host Marriott Corporation Common Stock*	—	—

August 19, 2004 - September 10, 2004	65,018	*	1 share Host Marriott Corporation Common Stock*	—	—

Total	741,998	*	1 share Host Marriott Corporation Common Stock*

*	Reflects (1) common operating partnership units redeemed by holders in exchange for 1 share of Host Marriott common stock for each operating partnership unit and (2) common operating partnership units cancelled upon cancellation of a corresponding number of shares of Host Marriott Corporation common stock by Host Marriott Corporation.

Item 6.	Exhibits and Reports on Form 8-K

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K.

•	On August 4, 2004, Host Marriott LP filed a current report on Form 8-K to announce the closing of its offer of $350 million of 7% Series L senior notes. The proceeds were used to redeem $336 million of its 7 7/8% Series B senior notes.

•	On July 27, 2004, Host Marriott LP filed a current report on Form 8-K to announce the offering of $350 million of 7% Series L senior notes.

•	On July 26, 2004, Host Marriott LP filed a current report on Form 8-K to revise the Annual Report on Form 10-K to solely reflect the reclassification of the Mexico Airport Marriott Hotel and the Dallas/Fort Worth Airport Marriott to discontinued operations.

(c)	Exhibits

Exhibit No.	Description
4.17	Amended and Restated Twelfth Supplemental Indenture, dated as of July 28, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto and The Bank of New York, as successor to HSBC Bank USA (formerly Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998.

10.43	Amended and Restated Credit Agreement, dated as of September 10, 2004, among Host Marriott, L.P., Certain Canadian Subsidiaries of Host Marriott, L.P., Deutsche Bank Trust Company Americas, Bank of America, N.A., Citicorp North America, Inc., Société Générale, Calyon New York Branch, and Various Lenders (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).

10.44	Amended and Restated Pledge and Security Agreement, dated as of September 10, 2004, among Host Marriott, L.P., the other Pledgors named therein and Deutsche Bank Trust Company Americas, as Pledgee (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).

10.45	Amended and Restated Subsidiaries Guaranty, dated as of September 10, 2004, by the subsidiaries of Host Marriott, L.P. named as Guarantors therein (incorporated by reference to Host Marriott Corporation’s Form 8-K filed on September 16, 2004).

10.46	Host Marriott Corporation Severance Plan for Executives effective March 6, 2003, as amended as of May 20, 2004.

10.47	Host Marriott L.P. Retirement and Savings Plan effective January 2004, as amended and restated as of May 20, 2004.

10.48	Form of Restricted Stock Agreement for use under the 1997 Host Marriott Corporation and Host Marriott, L.P. Comprehensive Stock and Cash Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Distributions.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST MARRIOTT, L.P.

October 19, 2004	By:	/s/ HOST MARRIOTT CORPORATION
Host Marriott Corporation Its General Partner

/s/ Larry K. Harvey
Larry K. Harvey Senior Vice President and Corporate Controller of Host Marriott Corporation