Form 10-Q
period 2005-03-25
HOST MARRIOTT L P
filed 2005-05-03
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 25, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act).    ☐  Yes    ☒  No

Class	Units outstanding as of April 15, 2005
Units of limited partnership interest	372,063,119

CONDENSED CONSOLIDATED BALANCE SHEETS

March 25, 2005 and December 31, 2004

(unaudited, in millions, except per unit amounts)

	March 25, 2005	December 31, 2004
ASSETS

Property and equipment, net	$7,249	$7,274
Assets held for sale	—	113
Notes and other receivables	7	7
Due from managers	88	75
Investments in affiliates	48	53
Other	102	157
Deferred financing costs, net	76	70
Furniture, fixtures and equipment replacement fund	155	151
Restricted cash	319	154
Cash and cash equivalents	589	347

Total assets	$8,633	$8,401

LIABILITIES AND PARTNERS’ CAPITAL

Debt
Senior notes, including $492 million and $491 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,244	$2,890
Mortgage debt	2,028	2,043
Convertible debt obligation to Host Marriott	492	492
Other	97	98

Total debt	5,861	5,523

Accounts payable and accrued expenses	135	113
Liabilities associated with assets held for sale	—	26
Other	145	156

Total liabilities	6,141	5,818

Minority interest	29	86
Limited partnership interests of third parties at redemption value (representing 20.6 million units and 23.5 million units at March 25, 2005 and December 31, 2004, respectively)	340	363

Partners’ Capital
General partner	1	1
Cumulative redeemable preferred limited partner	337	337
Limited partner	1,771	1,783
Accumulated other comprehensive income	14	13

Total partners’ capital	2,123	2,134

Total liabilities and partners’ capital	$8,633	$8,401

See Notes to Condensed Consolidated Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 25, 2005 and March 26, 2004

(unaudited, in millions, except per unit amounts)

	Quarter ended
	March 25, 2005	March 26, 2004
REVENUES
Rooms	$486	$452
Food and beverage	251	246
Other	52	50

Total hotel sales	789	748
Rental income	29	29

Total revenues	818	777

EXPENSES
Rooms	119	113
Food and beverage	186	182
Hotel departmental expenses	217	207
Management fees	34	31
Other property-level expenses	65	67
Depreciation and amortization	84	80
Corporate and other expenses	14	13

Total operating costs and expenses	719	693

OPERATING PROFIT	99	84
Interest income	7	3
Interest expense	(109)	(118)
Net gains on property transactions	3	1
Gain on foreign currency and derivative contracts	2	—
Minority interest expense	(4)	(6)
Equity in losses of affiliates	(4)	(5)

LOSS BEFORE INCOME TAXES	(6)	(41)
Benefit for income taxes	—	3

LOSS FROM CONTINUING OPERATIONS	(6)	(38)
Income from discontinued operations.	12	4

NET INCOME (LOSS)	6	(34)
Less: Distributions on preferred units	(8)	(9)

NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(2)	$(43)

BASIC AND DILUTED LOSS PER COMMON UNIT:
Continuing operations	$(.04)	$(.13)
Discontinued operations	.03	.01

BASIC AND DILUTED LOSS PER COMMON UNIT	$(.01)	$(.12)

See Notes to Condensed Consolidated Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 25, 2005 and March 26, 2004

(unaudited, in millions)

	Quarter ended
	March 25, 2005	March 26, 2004
OPERATING ACTIVITIES
Net income (loss)	$6	$(34)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(13)	(1)
Depreciation	—	3
Depreciation and amortization	84	80
Amortization of deferred financing costs	4	6
Income taxes	(2)	(7)
Net gains on property transactions	(1)	(1)
Gain on foreign currency and derivative contracts	2	—
Equity in losses of affiliates	4	5
Minority interest expense	4	6
Change in due from managers	(12)	(17)
Changes in other assets	(9)	(7)
Changes in other liabilities	(19)	5

Cash provided by operations	48	38

INVESTING ACTIVITIES
Proceeds from sale of assets, net	100	95
Distributions from equity investments	1	—
Capital expenditures:
Renewals and replacements	(48)	(45)
Repositionings and other investments	(14)	(5)
Change in furniture, fixtures and equipment replacement fund	(4)	—
Other	(13)	—

Cash provided by investing activities	22	45

FINANCING ACTIVITIES
Issuances of debt	650	490
Financing costs	(10)	(6)
Debt prepayments	(280)	(300)
Scheduled principal repayments	(14)	(13)
Distributions on preferred units	(9)	(9)
Distributions to minority interests	—	(1)
Change in restricted cash	(165)	(482)

Cash provided by (used in) financing activities	172	(321)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	242	(238)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	347	764

CASH AND CASH EQUIVALENTS, END OF PERIOD	$589	$526

See Notes to Condensed Consolidated Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 25, 2005 and March 26, 2004

(unaudited, in millions)

Supplemental disclosure of noncash investing and financing activities:

During the first quarter of 2005 and 2004, minority partners converted operating partnership units (“OP units”) valued at $5 million and $7 million, respectively, in exchange for approximately 329,000 shares and 600,000 shares, respectively, of common stock of Host Marriott Corporation.

On January 3, 2005, we exchanged $47 million of preferred units of Vornado Realty Trust, which we had purchased on December 30, 2004, for a minority partner’s interest in a consolidated partnership.

On January 6, 2005, we sold the Hartford Marriott at Farmington for a purchase price of approximately $25 million, including the assumption of approximately $20 million of mortgage debt by the buyer.

See Notes to Condensed Consolidated Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Marriott, L.P., a Delaware limited partnership, or Host LP, operating through an umbrella partnership structure with Host Marriott Corporation, or HMC, as the sole general partner, is primarily the owner of hotel properties. HMC operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. HMC holds approximately 94% of the partnership interests, or OP units, of Host LP.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 25, 2005 and the results of our operations and cash flows for the quarters ended March 25, 2005 and March 26, 2004. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Revenues

Our results of operations primarily reflect revenues of our hotels, which are recognized when the services are rendered.

Reporting Periods

The results we report in our consolidated statement of operations are based on results reported to us by our hotel managers. These hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott-managed hotels. In contrast, other managers of our hotels, such as Hyatt, report results on a monthly basis. For results reported by hotel managers using a monthly reporting period (approximately one-fourth of our full-service hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). We elected to adopt the reporting period used by Marriott International modified so that our fiscal year always ends on December 31. Accordingly, our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, certain furniture and fixtures as well as cash collateral and excess cash flow deposits which are the result of mortgage debt agreement restrictions and provisions. As of March 25, 2005, $169 million of the proceeds from the issuance of $650 million 6 3/8% Series N senior notes are included in restricted cash. This amount was held by a trustee and was used to redeem $169 million of our Series B senior notes on April 11, 2005. See Note 10.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Furniture, Fixtures and Equipment Replacement Fund

We maintain a furniture, fixtures and equipment replacement fund for renewal and replacement capital expenditures at certain hotels, which is generally funded with approximately 5% of property revenues.

Accounting for Stock-based Compensation

HMC maintains two stock-based employee compensation plans. Prior to 2002, HMC accounted for those plans in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective January 1, 2002, HMC adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and applied it prospectively to all employee awards granted, modified or settled after January 1, 2002. The following table illustrates the effect on net income (loss) and loss per common unit if the fair value based method had been applied to all of the outstanding and unvested awards in each period.

	Quarter ended
	March 25, 2005	March 26, 2004
	(in millions, except per unit amounts)
Net income (loss), as reported	$6	$(34)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4	3
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(4)	(3)

Pro forma net loss	6	(34)
Distributions on preferred OP units	(8)	(9)

Pro forma net loss available to common OP unitholders	$(2)	$(43)

Loss per unit
Basic and diluted—as reported	$(.01)	$(.12)

Basic and diluted—pro forma	$(.01)	$(.12)

Application of New Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“FAS 123R”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in FAS 123. The provisions of FAS 123R are effective as of the beginning of the first annual reporting period that begins after June 15, 2005. HMC adopted the fair value provisions of SFAS 123 in 2002, and therefore, have recognized the costs associated with all share-based payment awards granted after January 1, 2002. As a result, the adoption of this standard in 2005 will not have a material effect on our financial position or results of operations.

3.	Earnings (Loss) per Common Unit

Basic earnings (loss) per common unit is computed by dividing net income (loss) available to common OP unitholders by the weighted average number of common OP units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) available to common OP unitholders as adjusted for potentially dilutive securities, by the weighted average number of common OP units outstanding plus potentially dilutive securities. Dilutive securities may include units distributed to HMC for HMC common

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

shares granted under comprehensive stock plans, preferred OP units held by minority partners and other minority interests that have the option to convert their interests to common OP units, the Convertible debt obligation to Host Marriott and the Exchangeable Subordinated Debentures. No effect is shown for securities if they are anti-dilutive.

	March 25, 2005			March 26, 2004
	(in millions, except per unit amounts)
	Income/ (loss)	Units	Per Unit Amount	Income/ (loss)	Units	Per Unit Amount
Net income (loss)	$6	371.7	$02	$(34)	344.2	$(.09)
Distributions on preferred OP units	(8)	—	(.03)	(9)	—	(.03)

Basic and diluted loss	$(2)	371.7	$(.01)	$(43)	344.2	$(.12)

4.	Debt

On March 10, 2005, we issued $650 million of 6 3/8% Series N senior notes and received net proceeds of approximately $640 million after underwriting fees and expenses. The Series N senior notes mature on March 15, 2015 and are equal in right of payment with all of our other senior indebtedness. Interest is payable semiannually in arrears on March 15 and September 15, beginning on September 15, 2005. On March 17, 2005, we used approximately $291 million of the net proceeds to purchase $280 million of our 8 3/8% Series E senior notes. During the first quarter, we recorded a loss, which is included in interest expense, of approximately $12 million on the early extinguishment of debt, which includes approximately $11 million of call premiums and the acceleration of the related deferred financing costs of approximately $1 million. We used the remaining proceeds in the second quarter to retire senior notes and mortgage debt. See note 10.

5.	OP Unit Distributions

On March 21, 2005, HMC’s Board of Directors declared a cash dividend of $0.08 per share for its common stock. The dividend was paid on April 15, 2005 to stockholders of record as of March 31, 2005. Accordingly, we made a $0.08 distribution per common OP unit.

Additionally, on March 21, 2005, HMC’s Board of Directors declared a quarterly dividend of $0.625 per share for its Class B and C preferred stock and a dividend of $0.5546875 for its Class E preferred stock. The first quarter dividends were paid on April 15, 2005 to stockholders of record as of March 31, 2005. Accordingly, we made a similar distribution on our Class B, C and E preferred units.

6.	Geographic Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial. Accordingly, we report one business segment, hotel ownership. As of March 25, 2005, our foreign operations consist of four properties located in Canada and one property located in Mexico. There were no intercompany sales between our domestic properties and our foreign properties. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended
	March 25, 2005	March 26, 2004
	(in millions)
United States	$797	$757
Canada	17	17
Mexico	4	3

Total revenue	$818	$777

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Comprehensive Income (Loss)

Our other comprehensive income (loss) primarily consists of unrealized gains and losses on foreign currency translation adjustments and the receipt of cash from HMS Host Corporation, or HM Services, subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to our distribution agreement with HM Services.

	Quarter ended
	March 25, 2005	March 26, 2004
	(in millions)
Net income (loss)	$6	$(34)
Other comprehensive income (loss)	1	(2)

Comprehensive income (loss)	$7	$(36)

8.	Dispositions

We sold four hotels during the first quarter of 2005 (the Torrance Marriott, the Albuquerque Marriott, the Hartford Marriott at Farmington and the Tampa Westshore Marriott) for net proceeds of approximately $100 million. In connection with the sales, approximately $20 million of mortgage debt on the Hartford Marriott at Farmington was assumed by the buyer. All of these properties were classified as held for sale as of December 31, 2004. The following table summarizes the revenues, income before taxes, and the gain on disposal, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented, including the operations of nine additional hotels through the date of their disposition in 2004.

	Quarter ended
	March 25, 2005	March 26, 2004
	(in millions)
Revenues	$1	$39
Income before taxes	(1)	3
Gain on dispositions, net of taxes	13	1

9.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

All of our subsidiaries guarantee our senior notes except those owning 27 of the full-service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned.

The following condensed consolidating information sets forth the financial position as of March 25, 2005 and December 31, 2004, results of operations for the quarters ended March 25, 2005 and March 26, 2004 and cash flows for the quarters ended March 25, 2005 and March 26, 2004 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheets

(in millions)

March 25, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$943	$4,025	$2,281	$—	$7,249
Notes and other receivables	546	59	116	(714)	7
Due from managers	(3)	4	87	—	88
Investments in affiliates	3,177	1,079	53	(4,261)	48
Rent receivable	—	34	106	(140)	—
Deferred financing costs, net	56	6	14	—	76
Furniture, fixtures and equipment replacement fund	30	59	66	—	155
Other	130	13	101	(142)	102
Restricted cash	172	22	125	—	319
Cash and cash equivalents	525	31	33	—	589

Total assets	$5,576	$5,332	$2,982	$(5,257)	$8,633

Debt	$3,075	$1,994	$1,440	$(648)	$5,861
Other liabilities	111	310	280	(421)	280

Total liabilities	3,186	2,304	1,720	(1,069)	6,141
Minority interests	—	—	29	—	29
Limited partner interest of third parties at redemption value	340	—	—	—	340
Partners’ capital	2,050	3,028	1,233	(4,188)	2,123

Total liabilities and partners’ capital	$5,576	$5,332	$2,982	$(5,257)	$8,633

December 31, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$936	$4,042	$2,296	$—	$7,274
Assets held for sale	—	77	36	—	113
Notes and other receivables	532	62	119	(706)	7
Due from managers	1	—	74	—	75
Investments in affiliates	3,215	1,071	57	(4,290)	53
Rent receivable	—	24	86	(110)	—
Deferred financing costs, net	49	6	15	—	70
Furniture, fixtures and equipment replacement fund	34	55	62	—	151
Other	229	14	98	(184)	157
Restricted cash	4	34	116	—	154
Cash and cash equivalents	295	26	26	—	347

Total assets	$5,295	$5,411	$2,985	$(5,290)	$8,401

Debt	$2,712	$1,996	$1,455	$(640)	$5,523
Other liabilities	86	293	276	(360)	295

Total liabilities	2,798	2,289	1,731	(1,000)	5,818
Minority interests	—	—	86	—	86
Limited partner interest of third parties at redemption value	363	—	—	—	363
Partners’ capital	2,134	3,122	1,168	(4,290)	2,134

Total liabilities and partners’ capital	$5,295	$5,411	$2,985	$(5,290)	$8,401

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended March 25, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$81	$93	$799	$(155)	$818
Depreciation and amortization	(12)	(46)	(26)	—	(84)
Hotel operating expenses	—	—	(556)	—	(556)
Property-level expenses	(8)	(28)	(29)	—	(65)
Rental expense	—	—	(155)	155	—
Minority interest expense	—	—	(4)	—	(4)
Interest expense	(49)	(40)	(25)	5	(109)
Interest income	10	—	2	(5)	7
Corporate and other expenses	(1)	(8)	(5)	—	(14)
Gains on property transactions	—	—	3	—	3
Gain/(loss) on foreign currency and derivative contracts	1	(1)	2	—	2
Equity in earnings (losses) of affiliates	111	(11)	(4)	(100)	(4)

Income (loss) before income taxes	133	(41)	2	(100)	(6)
Benefit (provision) for income taxes	(2)	—	2	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	131	(41)	4	(100)	(6)
Income (loss) from discontinued operations	—	21	(9)	—	12

NET INCOME (LOSS)	$131	$(20)	$(5)	$(100)	$6

Quarter ended March 26, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$19	$86	$757	$(85)	$777
Depreciation and amortization	(12)	(43)	(25)	—	(80)
Hotel operating expenses	—	—	(533)	—	(533)
Property-level expenses	(10)	(28)	(29)	—	(67)
Rental expense	—	—	(146)	146	—
Minority interest expense	—	—	(6)	—	(6)
Interest expense	(59)	(42)	(24)	7	(118)
Interest income	8	1	1	(7)	3
Corporate and other expenses	(3)	(6)	(4)	—	(13)
Gains on property transactions	—	—	1	—	1
Equity in earnings (losses) of affiliates	(35)	8	(5)	27	(5)

Income (loss) before income taxes	(92)	(24)	(13)	88	(41)
Benefit (provision) for income taxes	(1)	—	4	—	3

INCOME (LOSS) FROM CONTINUING OPERATIONS	(93)	(24)	(9)	88	(38)
Income (loss) from discontinued operations	(2)	3	3	—	4

NET INCOME (LOSS)	$(95)	$(21)	$(6)	$88	$(34)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Quarter ended March 25, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$158	$(66)	$(44)	$48

INVESTING ACTIVITIES
Proceeds from sale of assets, net	—	16	84	100
Distributions from equity investments	—	1	—	1
Capital expenditures	42	(48)	(56)	(62)
Change in furniture, fixtures and equipment replacement fund	10	(6)	(8)	(4)
Other	(13)	—	—	(13)

Cash provided by (used in) investing activities	39	(37)	20	22

FINANCING ACTIVITIES
Issuances of debt	650	—	—	650
Financing costs	(10)	—	—	(10)
Scheduled principal repayments	—	(3)	(11)	(14)
Debt prepayment	(260)	—	(20)	(280)
Distributions on preferred units	(9)	—	—	(9)
Change in restricted cash	(168)	12	(9)	(165)
Transfers to/from Parent	(170)	99	71	—

Cash provided by financing activities	33	108	31	172

INCREASE IN CASH AND CASH EQUIVALENTS	$230	$5	$7	$242

Quarter ended March 26, 2004
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$2	$15	$21	$38

INVESTING ACTIVITIES
Proceeds from sale of assets, net	38	32	25	95
Capital expenditures	(11)	(19)	(20)	(50)

Cash provided by investing activities	27	13	5	45

FINANCING ACTIVITIES
Issuances of debt	490	—	—	490
Financing costs	(6)	—	—	(6)
Scheduled principal repayments	(1)	(2)	(10)	(13)
Debt prepayment	(218)	(44)	(38)	(300)
Distributions on preferred units	(9)	—	—	(9)
Distributions to minority interests	—	—	(1)	(1)
Change in restricted cash	(482)	—	—	(482)
Transfers to/from Parent	105	10	(115)	—

Cash used in financing activities	(121)	(36)	(164)	(321)

DECREASE IN CASH AND CASH EQUIVALENTS	$(92)	$(8)	$(138)	$(238)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Subsequent Events

On March 10, 2005, we issued $650 million of 6 3/8% Series N senior notes due in 2015 and received net proceeds of approximately $640 million, of which $291 million were used to retire $280 million of the 8 3/8% Series E senior notes during the first quarter. On April 11, 2005, we used $174 million of the proceeds to redeem $169 million of the 7 7/8% Series B senior notes and to pay the related call premiums. On April 22, 2005, we discharged the remaining $20 million in Series E senior notes for $21 million. On May 2, 2005, we used $150 million of the remaining proceeds to prepay the 9%, $140 million mortgage debt secured by two of our Ritz-Carlton hotels and to pay the prepayment penalties on the loan. The losses related to the prepayment of the mortgage debt, the redemption of the Series B senior notes and the discharge of the remaining Series E senior notes, totaling approximately $18 million, will be recognized in the second quarter.

On April 20, 2005, HMC announced that it will redeem, at par, all four million shares of its 10% Class B Cumulative Redeemable preferred stock for approximately $101 million on May 20, 2005, including accrued dividends. We will also redeem the 10% Class B Cumulative Redeemable preferred OP units (“Class B preferred OP units”). The fair value of our Class B preferred OP units (which is equal to the redemption price) exceeds the carrying value of the preferred OP units by approximately $4 million. The $4 million represents the original issuance costs. Accordingly, when we redeem the Class B preferred OP units, this amount will be reflected in the determination of net income available to common unitholders for the purpose of calculating our basic and diluted earnings (loss) per unit.

As of March 25, 2005, the majority of our investment in affiliates balance was the result of our 50% ownership interest in CBM Joint Venture LLC, or CBM Joint Venture, which owns 120 Courtyard by Marriott properties. On March 29, 2005, we sold 85% of our interest in the joint venture for approximately $92 million. In conjunction with the sale of our interest, CBM Joint Venture was converted into a limited partnership. As a result of a restructuring of the joint venture and additional capital investment by the new general partner, we now own a 3.6% limited partner interest in the newly formed partnership, which we have the right to cause the partnership to redeem, under certain conditions, between December 2007 and December 2009. Starting December 9, 2009, the partnership will have the right to redeem our remaining interest. We will record a gain on the sale of approximately $42 million, net of taxes, in the second quarter.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Marriott Corporation is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Marriott Corporation owns properties and conducts operations through Host Marriott, L.P., a Delaware limited partnership of which Host Marriott Corporation is the sole general partner and in which it holds 94% of the partnership interests. In this report, we use the terms “we” or “our” to refer to Host Marriott Corporation and Host Marriott, L.P. together, unless the context indicates otherwise. We also use the term “HMC” to specifically refer to Host Marriott Corporation and the terms “operating partnership” or “Host LP” to refer to Host Marriott, L.P. in cases where it is important to distinguish between HMC and Host LP.

Forward-Looking Statements

In this report on Form 10-Q, we make some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and in other filings with the Securities and Exchange Commission (SEC). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report to conform the statement to actual results or changes in our expectations.

Quarterly Summary

As of April 30, 2005, we own 107 full-service hotel properties, which operate primarily in the luxury and upper-upscale hotel sectors. For a general overview of our business, see our most recent Annual Report on Form 10-K.

Our Outlook. We believe that lodging demand will continue to grow during 2005. In the first quarter of 2005, RevPAR for our comparable hotels increased 7.6% over the same period last year. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved and is generally considered a key indicator of revenues for hotels.

Improvements in RevPAR for the first quarter of 2005 were primarily driven by an increase in average room rate of 6.8% at our comparable hotels. We expect that lodging demand will continue to strengthen during the year, which should allow our managers to continue to increase the rates at our hotels. This is a result of a number of positive trends such as strong U.S. GDP growth, low supply growth of new hotels, a continued increase in corporate transient demand and a solid group booking pace. As a result of these trends, we expect comparable hotel RevPAR to increase approximately 7% to 9% for full year 2005 and 8% to 10% for the second quarter.

The performance of our portfolio is also significantly affected by the results of our large hotels, including our convention hotels, the majority of which are located in urban locations. Convention hotels have historically outperformed in the early stages of an industry downturn; however, they also lag the industry in performance in the early stages of recovery. This is due to the longer booking lead-time for large group business and the level of transient demand required for the greater capacity of rooms. We expect the increase in demand to improve operations at our large convention hotels, which should positively affect margin and RevPAR growth.

We assess profitability by measuring changes in our operating margins, which are operating profit as a percentage of total revenues. Operating margins improved during the first quarter, as the average room rate increases at our hotels significantly exceeded the rate of inflation, continuing a trend which began during the second half of 2004. Operating margins continue to be affected, however, by certain of our costs, primarily wages, benefits, utilities and sales and marketing, which also increased at a rate greater than inflation. We expect these costs to continue to increase at a rate greater than inflation in the near term. In addition to room revenues, approximately

30% of our revenues are from food and beverage operations. During the first quarter, food and beverage revenues growth at our comparable hotels was 3.5%. As the economy continues to expand, we expect to see an increase in food and beverage revenues, in particular catering business, which should improve operating margins.

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

While we believe the combination of improved demand trends and low supply growth trends in the lodging industry discussed in our Annual Report on Form 10-K creates the opportunity for improvements in our business in 2005, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including slower than anticipated growth in the economy and changes in travel patterns.

Recent Events

On March 10, 2005, we issued $650 million of 6 3/8% Series N senior notes due in 2015 and received net proceeds of approximately $640 million. We used approximately $291 million of the net proceeds in the first quarter to purchase $280 million of our 8 3/8% Series E senior notes in a tender offer together with a consent solicitation and to pay the related premiums and recognized a $12 million loss on the early extinguishment of the debt for the payment of call premiums and the acceleration of the related deferred financing costs. The remaining proceeds have been used in the second quarter as follows:

•	On April 11, 2005, approximately $174 million was used to redeem $169 million of 7 7/8% Series B senior notes and to pay prepayment premiums;

•	On April 22, 2005, approximately $21 million was used to discharge the remaining $20 million in 8 3/8% Series E senior notes; and,

•	On May 2, 2005, approximately $150 million was used to prepay $140 million of 9% mortgage debt secured by two of our Ritz-Carlton hotels and to pay prepayment premiums.

The losses related to the prepayment of the mortgage debt, the redemption of the Series B senior notes and the discharge of the remaining Series E senior notes, totaling approximately $18 million, will be recognized in the second quarter. For further discussion of the Series N senior notes, see “Debt.”

On April 20, 2005, HMC announced that it will redeem, at par, all four million shares of its 10% Class B Cumulative Redeemable preferred stock for approximately $101 million on May 20, 2005, including accrued dividends. We will also redeem the 10% Class B Cumulative Redeemable preferred OP units (“Class B preferred OP units”) on the same date. The fair value of our Class B preferred OP units (which is equal to the redemption price) exceeds the carrying value of the preferred OP units by approximately $4 million. The $4 million represents the original issuance costs. Accordingly, when we redeem the Class B preferred OP units, this amount will be reflected in the determination of net income available to common unitholders for the purpose of calculating our basic and diluted earnings (loss) per unit and our FFO per diluted unit (as defined herein).

As of March 25, 2005, the majority of our investment in affiliates balance was the result of our 50% ownership interest in CBM Joint Venture LLC, or CBM Joint Venture, which owns 120 Courtyard by Marriott properties. On March 29, 2005, we sold 85% of our interest in the joint venture for approximately $92 million. In conjunction with the sale of our interest, the CBM Joint Venture was converted into a limited partnership. As a result of a restructuring of the joint venture, we now own a 3.6% limited partner interest in the newly formed partnership, which we have the right to cause the partnership to redeem, under certain conditions, between December 2007 and December 2009. Starting December 9, 2009, the partnership will also have the right to redeem our remaining interest. We will record a gain on the sale of approximately $42 million, net of taxes, in the second quarter. There have been no cash distributions to us from the CBM Joint Venture since 2001. The sale of our interest is consistent with our strategy of disposing non-core assets. We expect to use the proceeds to make acquisitions, retire debt, or for general corporate purposes.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	March 25, 2005	March 26, 2004	% Increase (Decrease)
Revenues
Total hotel sales	$789	$748	5.5%
Operating costs and expenses:
Property-level costs (1)	705	680	3.7
Corporate expenses	14	13	7.7
Operating profit	99	84	17.9
Interest expense	109	118	(7.6)
Minority interest expense	4	6	(33.3)
Income from discontinued operations	12	4	200.0
Net income (loss)	6	(34)	N/M
Comparable hotel operating statistics
RevPAR	$117.22	$108.96	7.6%
Average room rate	$164.37	$153.95	6.8%
Average occupancy	71.3%	70.8%	0.5	pts.

(1)	Amount represents operating costs and expenses per our consolidated statements of operations less corporate expenses.

2005 Compared to 2004

Hotel Sales Overview. Hotel sales increased $41 million, or 5.5%, to $789 million for the first quarter of 2005 as compared to $748 million for the first quarter of 2004. Hotel sales for 2005 include approximately $23 million of sales from the three hotels acquired in 2004 and exclude sales for the properties we sold in January 2005 for all periods presented, which have been classified as discontinued operations. See “Discontinued Operations” below. Comparable hotel sales increased 5.4%, or $40 million, to $783 million. The growth in revenues reflects the increase in comparable RevPAR of 7.6% for the first quarter of 2005, as a result of an increase in average room rates of 6.8% and an increase in occupancy of 0.5 percentage points. Food and beverage revenues for our comparable hotels increased 3.5%, primarily due to an increase in catering revenues.

We discuss operating results for our full-service hotels on a comparable basis, which is properties that we have owned throughout the first quarter of 2005 and 2004, while eliminating the results of properties acquired or sold, or that incurred significant property damage or large scale capital improvements during these periods. As of March 25, 2005, 101 of our 107 full-service hotels have been classified as comparable hotels. The following discussion is of the sales results of our comparable hotels considering the mix of business (i.e. transient or group), property type (i.e. urban, suburban, resort/convention or airport) and geographic region. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels and further detail on these classifications.

Comparable Hotel Sales by Customer Mix. The majority of our customers fall into two broad groups: transient and group travelers.

During the first quarter of 2005, total transient room revenue for our comparable Marriott and Ritz-Carlton hotels increased 6.6% compared to last year. This increase was primarily driven by increases in rates at our higher rated premium and corporate segments of 14.9% and 10.8% respectively, and an overall transient rate increase of 8.6% for the quarter compared to last year.

For 2005, total group room revenue for our comparable Marriott and Ritz-Carlton hotels was up 5.1% compared to last year, primarily due to an increase in average room rates of approximately 4.3%. While we experienced increases in room rates in all of our group segments, the overall increase is primarily the result of an increase in association business, the highest rated segment. Association business accounted for 40.6% of all group business in the quarter, up from 38.7% in the previous year.

Comparable Hotel Sales by Property Type. For the first quarter of 2005, revenues increased significantly across all of our hotel property types. Our resort/convention hotels had the strongest quarter, with comparable hotel RevPAR growth of 9.3%, as occupancy improved by 1.3 points and average room rate improved by 7.5%. This strong performance was driven in part by average comparable RevPAR growth of more than 18% at our three Ritz-Carlton resorts in Florida. Our urban and suburban hotels experienced comparable hotel RevPAR increases of 7.4% and 6.6% respectively, which reflected average room rate increases of more than 6% for both property types. For the quarter, our airport hotels had both comparable RevPAR and rate growth of 5.8%.

Comparable Hotel Sales by Geographic Region. During the first quarter, comparable hotel RevPAR increased in all of our geographic regions. Our DC Metro region was the top performing region during the first quarter of 2005, as comparable hotel RevPAR increased 14.3%. The improvement in comparable RevPAR was driven by an 11.5% increase in average room rates, as the region benefited from the presidential inauguration in January.

Comparable hotel RevPAR in our Florida region grew by 11.6% in the first quarter, as a result of increased demand at many of the resort properties in the region, particularly our two Miami properties where comparable RevPAR increased over 25%. We expect growth in Florida to moderate during the remainder of 2005 due to difficult comparisons to the prior year.

Comparable hotel RevPAR for our Mid-Atlantic region increased 11.1% for the first quarter of 2005. The region was led by RevPAR increases of 18.3% and 18.5% at the New York Marriott Marquis and The Drake. Strong international demand, which has been facilitated by the decline in the value of the U.S. dollar, has also strengthened the performance in this market.

Our Pacific region had a comparable hotel RevPAR increase of 6.0% for the quarter. Our two large convention hotels in this region, located in San Francisco and San Diego underperformed as a result of a slow convention calendar in the quarter. The suburban hotels, however, had a strong quarter, led by the Hyatt Regency, Burlingame, where comparable RevPAR increased 44.3%. Additionally, the Hyatt Regency Maui Resort and Spa, which was acquired in 2003 and, therefore, was included in the comparable hotel set for the first time this quarter, had a comparable hotel RevPAR increase of 19.5% for the quarter.

Our Atlanta region comparable hotel RevPAR grew by 0.9% for the quarter. Despite the improvement, comparable hotel RevPAR was slowed due to a weak convention demand in the region. Additionally, we expect to begin repositioning projects at the Atlanta Marriott Marquis in the near term, which will result in a significant disruption in business at this hotel for the remainder of the year.

Comparable hotel RevPAR for our New England region increased 5.0% during the first quarter of 2005. The improvement in this region was driven by an increase in comparable hotel RevPAR at our Boston properties of 7.8%, however, this was offset by declines in comparable hotel RevPAR of over 11% at two of the suburban properties in the region.

Our Mountain region experienced a comparable hotel RevPAR increase of 12.7% for the quarter. The Denver market, which had lagged the portfolio as a whole during the past three years, experienced significant RevPAR gains of 7.5% for the quarter.

Comparable hotel RevPAR for our international properties increased 6.0% for the first quarter. Our four Canadian properties, three of which are in Toronto, experienced increases in comparable hotel RevPAR of 5.5% for the first quarter.

The South Central and North Central regions of our portfolio experienced modest increases in comparable hotel RevPAR of 1.4% and less than .1%, respectively, as increases in average room rates in the regions were largely offset by declines in occupancy. Our San Antonio and Dallas properties, however, experienced comparable hotel RevPAR gains of 6.3% and 5.1%, respectively, for the quarter.

Property-level Operating Costs. Operating costs and expenses increased $25 million, or 3.7%, compared to the first quarter of 2004. The increase in operating costs and expenses is due to additional costs associated with an increase in wage, benefit, utility and sales and marketing costs, all of which we believe will continue to increase at a rate greater than inflation. Additionally, management fees increased by 9.7% for the quarter due to the increase in the operating performance of our properties. The operating costs and expenses exclude the costs for hotels we have sold, which are included in discontinued operations.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, corporate insurance, audit fees, building rent and system costs. Corporate expenses increased by $1 million for the quarter due primarily to an increase in HMC’s restricted stock expense. Stock compensation expense increased due to the increase in the value of the awards as a result of HMC’s improved stock price when compared to the first quarter of 2004.

Interest Income. Interest income increased $4 million for the quarter primarily due to interest income recognized on a note receivable from the 1994 sale of a portfolio of Fairfield Inns by Marriott, discussed below, as well as increased cash and restricted cash balances and increases in the interest rate earned on those balances.

Interest Expense. Interest expense decreased $9 million for the quarter as a result of debt repayments and refinancings during 2004. Interest expense also includes $12 million for both the first quarters of 2005 and 2004 for the call premiums and the acceleration of deferred financing costs and original issue discounts associated with debt prepayments.

Net Gains on Property Transactions. Net gains on property transactions are due primarily to the recognition of deferred gains. In 1994, we sold a portfolio of Fairfield Inns by Marriott and received a note receivable in partial payment. During 2004, the owner filed for bankruptcy and, during 2004 and 2005, the remaining properties in the portfolio were sold. We recognized a previously deferred gain of approximately $2 million based on the amount of the proceeds we received during the first quarter of 2005.

Gain on Foreign Currency and Derivative Contracts. During the quarter, we paid $8 million to assign 50% of our remaining foreign currency contracts to a third party. The gain on foreign currency and derivative contracts is primarily due to the $2 million change in fair value from the foreign currency exchange contracts for two of our Canadian hotels.

Minority Interest Expense. Minority interest expense consists of our minority partners’ share of income or loss in consolidated hotel partnerships. The $2 million decrease in minority interest expense is due to the purchase of the outstanding minority interests in one of the consolidated partnerships in January 2005 and the sale of one of the hotels owned by a consolidated partnership in the first quarter of 2004.

Discontinued Operations. Discontinued operations consist of four hotels sold in 2005 and nine hotels sold in 2004 and represents the results of operations and the gain or loss on their disposition. For first quarter 2005 and 2004, revenues for these properties were $1 million and $39 million, respectively, and our income (loss) before taxes was $(1) million and $3 million, respectively. We recognized a gain, net of tax, of $13 million and $1 million on the disposal of these hotels during 2005 and 2004, respectively.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued

operations, for the entirety of the reporting periods being compared, and (ii) that have not sustained substantial property damage or undergone large-scale capital projects during the reporting periods being compared. Of the 107 full-service hotels that we owned on March 25, 2005, 101 have been classified as comparable hotels. The operating results of the following six hotels that we owned as of March 25, 2005 are excluded from comparable hotel results for these periods:

•	The Memphis Marriott (construction of a 200-room expansion started in 2003 and completed in 2004);

•	The Embassy Suites Chicago Downtown-Lakefront Hotel (acquired in April 2004);

•	The Fairmont Kea Lani Maui (acquired in July 2004);

•	The Newport Beach Marriott Hotel (major renovation started in July 2004);

•	Mountain Shadows Resort (temporarily closed in September 2004); and

•	Scottsdale Marriott at McDowell Mountains (acquired in September 2004).

In addition, the operating results of the thirteen hotels we disposed of in 2005 and 2004 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with industry data provided by hospitality research firms such as Smith Travel Research. For further discussion of our geographic regions and property types see our most recent Annual Report on Form 10-K. The following table sets forth performance information for our comparable full-service hotels by geographic region for the first quarter of 2005 and 2004.

Comparable by Region (a)

	As of March 25, 2005		Quarter ended March 25, 2005			Quarter ended March 26, 2004			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	20	11,035	$169.60	74.1%	$125.75	$163.41	72.6%	$118.63	6.0%
Florida	11	7,027	201.73	81.5	164.35	186.73	78.9	147.25	11.6
Mid-Atlantic	10	6,720	184.37	73.8	136.04	173.34	70.6	122.46	11.1
Atlanta	13	5,940	145.27	68.9	100.06	142.25	69.7	99.15	0.9
North Central	13	4,923	119.46	57.0	68.15	111.85	60.9	68.13	—
South Central	7	4,816	144.41	76.4	110.26	138.79	78.3	108.71	1.4
DC Metro	11	4,661	180.73	71.9	129.92	162.15	70.1	113.71	14.3
New England	6	3,032	136.25	58.9	80.26	128.66	59.4	76.44	5.0
Mountain	5	1,940	131.35	59.0	77.48	114.06	60.3	68.75	12.7
International	5	1,953	125.15	68.7	86.04	115.85	70.1	81.18	6.0

All Regions	101	52,047	164.37	71.3	117.22	153.95	70.8	108.96	7.6

Comparable by Property Type (a)
	As of March 25, 2005		Quarter ended March 25, 2005			Quarter ended March 26, 2004			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	41	25,839	$171.51	73.2%	$125.51	$161.27	72.5%	$116.85	7.4%
Suburban	34	12,492	130.69	64.4	84.17	122.53	64.4	78.93	6.6
Airport	16	7,328	124.11	73.0	90.60	117.29	73.0	85.60	5.8
Resort/ Convention	10	6,388	241.51	75.5	182.41	224.63	74.3	166.82	9.3

All Types	101	52,047	164.37	71.3	117.22	153.95	70.8	108.96	7.6

(a)	The reporting period for our comparable operating statistics for the first quarter of 2005 is from January 1, 2005 to March 25, 2005 and for the first quarter of 2004 from January 3, 2004 to March 26, 2004. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form10-K.

The following statistics are for all of our full-service properties as of March 25, 2005 and March 26, 2004, respectively. The operating statistics include the results of operations for four hotels sold in 2005 and nine hotels sold in 2004 prior to their disposition.

All Full-Service Properties

	Quarter ended
	March 25, 2005	March 26, 2004
Average Room Rate	$165.83	$150.41
Average Occupancy	70.8%	70.8%
RevPAR	$117.41	$106.42

Liquidity and Capital Resources

Cash Requirements

HMC uses cash primarily for acquisitions, capital expenditures, debt payment and dividends to stockholders. As a REIT, HMC is required to distribute to its stockholders at least 90% of its taxable income. Funds used by HMC to make these distributions are provided from Host LP. We depend primarily on external sources of capital to finance future growth.

Cash Balances. As of March 25, 2005, we had $589 million of cash and cash equivalents, which was an increase of $242 million from December 31, 2004. The increase is primarily attributable to the net proceeds from the sale of four hotels in January 2005 and the remaining proceeds from the issuance of our Series N senior notes. In the second quarter, we have used, or have announced our intention to use, $277 million of cash and cash equivalents to discharge the remaining Series E senior notes, to prepay the Ritz-Carlton mortgage debt, to pay call premiums for our Series B senior notes and to redeem our Class B preferred OP units. See “Recent Events” for further discussion. Our cash balances have been in excess of the $100 million to $150 million which we have historically maintained. We have no amounts outstanding under our credit facility, and with the flexibility and capacity provided by our credit facility and the continuing growth of the economy, we expect to lower our cash balances to previous levels over the next several quarters.

As of March 25, 2005, we also had $319 million of cash which was restricted as a result of lender requirements (including reserves for debt service, real estate taxes, insurance, as well as cash collateral and excess cash flow deposits). Restricted cash increased for the quarter principally as a result of $169 million of the proceeds from the Series N senior notes offering, which were used to redeem a portion of our Series B senior notes on April 11, 2005. See “Recent Events” for further discussion. Additionally, the restricted cash balance includes $52 million and $37 million as of March 25, 2005 and December 31, 2004, respectively, which are held in escrow in accordance with restrictive debt covenant requirements (see “Mortgage Debt” below). The restricted cash balances do not have a significant effect on our liquidity.

Debt Repayments and Refinancings. As discussed, proceeds from the issuance of the Series N senior notes have been used to repay or redeem debt in 2005. The decline in interest expense of $9 million, or 7.6%, is primarily the result of repayments and refinancings completed during 2004. In addition, we will benefit in future periods from the refinancing of the mortgage debt and senior notes with the lower interest rate of the Series N senior notes, as discussed above. We have no significant debt maturities prior to 2007, though scheduled principal repayments will total approximately $52 million for 2005. We believe we have sufficient cash to deal with our near-term debt maturities, as well as any decline in the cash flow from our business.

Reducing future interest payments and leverage remains a key management priority. In November 2003, HMC’s Board of Directors authorized us to purchase or retire up to $600 million of our senior notes ($317 million of which remains available under this authorization) with proceeds from additional asset sales. Senior notes that have been redeemed in connection with a refinancing transaction have not affected the availability under this authorization. We may continue to redeem or refinance additional senior notes, our Convertible Preferred Debentures and mortgage debt from time to time to take advantage of favorable market conditions. We may purchase senior notes and Convertible Preferred Debentures debt for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted unit, as defined herein, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. For the first quarter of 2005, we incurred interest expense resulting from the payment of call premiums of $11 million and the acceleration of deferred financing costs totaling $1 million.

Capital Expenditures. During the first quarter of 2005, our renewal and replacement capital expenditures were approximately $48 million. We expect total renewal and replacement capital expenditures for 2005 to be approximately $250 million to $270 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash.

In the first quarter of 2005, we spent approximately $14 million in repositioning/return on investment (ROI) projects. For 2005, we also expect to spend approximately $110 million to $130 million on these projects, which have historically generated strong returns. The 2005 expenditures include costs from the extensive renovation and repositioning of the Newport Beach Marriott Hotel and the development of an exhibit hall for the Marriott Orlando World Center hotel. Over the next several years we expect to spend an additional $200 million to $400 million on such investments. For further discussion of these projects and capital expenditures, see our most recent Annual Report on Form 10-K.

Acquisitions. We remain interested in pursuing single asset and portfolio acquisitions and believe that there will be opportunities over the next several years to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in urban and resort/convention locations where further large scale development is limited. Any acquisitions may be funded, in part, from our available cash, draws under our credit facility or other debt financing, proceeds from asset sales or through equity offerings by HMC or the issuance of OP units by Host LP. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations increased $10 million to $48 million for the first quarter 2005 from $38 million for the first quarter 2004, due primarily to the increase in operating profit in 2005.

Cash Provided by Investing Activities. For the first quarter of 2005, we received net proceeds of $100 million from the sale of four non-core properties. Capital expenditures at our properties totaled $62 million for first quarter 2005, an increase of $12 million, when compared to the same period in 2004. See “Cash Requirements—Capital Expenditures” above. Additionally, we paid $13 million to an outside partner to purchase the remaining outstanding minority interest in a consolidated partnership that owns two hotels. In addition to the four properties sold in January 2005, we believe that dispositions for the remainder of 2005 will be approximately $150 million to $250 million. The net proceeds from these dispositions will be used to repay debt, fund acquisitions or repositioning/ROI projects or for general corporate purposes; however, we currently have not entered into contracts to sell any of our hotels.

The following table summarizes significant investing activities that have been completed since the beginning of fiscal year 2005 (in millions):

Transaction Date		Description of Transaction	Sale Price
January	2005	Sale of Torrance Marriott	$62
January	2005	Sale of Hartford Marriott at Farmington, Tampa Westshore Marriott and Albuquerque Marriott	66

Cash Provided by (Used in) Financing Activities. Approximately $172 million of cash was provided by financing activities for the first quarter of 2005 through the issuance of the 6 3/8% Series N senior notes for net proceeds of approximately $640 million, partially offset by the $280 million in Series E senior notes prepayments and the inclusion of $169 million of the proceeds in restricted cash at March 25, 2005. See “Recent Events” for further information.

The following table summarizes our significant financing activities (net of deferred financings costs) since the beginning of 2005 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
May	2005	Prepayment of the 9% mortgage debt on two Ritz-Carlton hotels	$(140)
April	2005	Discharge of the remaining 8 3/8% Series E senior notes	(20)
April	2005	Redemption of 7 7/8% Series B senior notes	(169)
March	2005	Redemption of 8 3/8% Series E senior notes	(280)
March	2005	Proceeds from the issuance of 6 3/8% Series N senior notes	640
January	2005	8.35% mortgage on the Hartford Marriott at Farmington assumed by buyer	(20)

Debt

As of March 25, 2005, our total debt was $5.9 billion. The weighted average interest rate of our debt is approximately 7.1% and the current average maturity is 7.1 years. Additionally, approximately 86% of our debt has a fixed rate of interest. Over time, we expect to increase the proportion of our floating rate debt in our capital structure to 20% to 25% of our total debt.

Series N Senior Notes. On March 10, 2005, we issued $650 million aggregate principal amount of senior notes bearing interest at a rate of 6 3/8% per year due in 2015. The notes pay interest semi-annually in arrears. The notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Under the terms of our senior notes indenture, the Series N senior notes are equal in right of payment with all of the operating partnership’s unsubordinated indebtedness and senior to all subordinated obligations of the operating partnership. The Series N senior notes are guaranteed by certain of our existing subsidiaries and are currently secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. As with our other senior notes, our ability to incur indebtedness and pay distributions is subject to restrictions and the satisfaction of various conditions.

At any time prior to March 15, 2010, the Series N senior notes will be redeemable at our option, in whole but not in part, for 100% of their principal amount, plus a make-whole premium as set forth in the senior notes indenture, plus accrued and unpaid interest to the applicable redemption date. Beginning March 15, 2010 we may redeem, in whole or in part, the Series N senior notes at any time subject to the payment of a redemption price together with any accrued and unpaid interest to the applicable redemption date. The redemption price includes a call premium that varies (from 3.188% to 0%) depending on the year of redemption. In addition, prior to March 15, 2008 we may redeem up to 35% of the aggregate principal amount of the Series N senior notes at a redemption price equal to 106.375% of the principal amount thereof, together with any accrued and unpaid interest to the applicable redemption date, with the net cash proceeds of sales of equity securities by Host LP or HMC.

The holders of Series N senior notes will also have the right to require us to repurchase their notes upon the occurrence of a change in control triggering event, as defined in the senior notes indenture, at an offer price equal to 101% of the principal amount of the senior notes plus accrued and unpaid interest to the date of purchase. The senior notes indenture also imposes restrictions on customary matters, such as limitations on the capital expenditures, acquisitions, investments, and transactions with affiliates and the incurrence of liens.

Mortgage Debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of March 25, 2005, we have 27 assets that are secured by mortgage debt. We have certain restrictive covenants on one loan, which we refer to as the CMBS loan, that is secured by mortgages on eight properties. These restrictive covenants require the mortgage servicer to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The remaining mortgage loans generally do not have restrictive covenants that require such escrows. Our restricted cash includes $52 million as of March 25, 2005 that will remain in escrow until operating cash flow from these properties meets the covenant requirements or until the CMBS loan is repaid. Based on our current estimates of operating levels, we believe that the covenant requirements will be achieved in 2005. For additional information on these mortgages and their restrictive covenants, see our most current Annual Report on Form 10-K.

As of March 25, 2005 and December 31, 2004, our debt was comprised of:

	March 25, 2005	December 31, 2004
Series B senior notes, with a rate of 7 7/8% due August 2008 (1)	$304	$304
Series E senior notes, with a rate of 8 3/8% due February 2006 (1)	20	300
Series G senior notes, with a rate of 9 1/4% due October 2007 (2)	237	243
Series I senior notes, with a rate of 9 1/2% due January 2007 (3)	457	468
Series K senior notes, with a rate of 7 1/8% due November 2013	725	725
Series M senior notes, with a rate of 7% due August 2012	346	346
Series N senior notes, with a rate of 6 3/8% due March 2015	650	—
Exchangeable Senior Debentures, with a rate of 3.25% due 2008	492	491
Senior notes, with an average rate of 9 3/4%, maturing through 2012	13	13

Total senior notes	3,244	2,890
Credit facility	—	—
Mortgage debt, with an average interest rate of 7.8% and 7.7% at March 25, 2005 and December 31, 2004, respectively (1)	2,028	2,043
Convertible debt obligation to Host Marriott Corporation	492	492
Other	97	98

Total debt	$5,861	$5,523

(1)	These amounts do not reflect redemptions or prepayments that occurred in the second quarter with the proceeds of the Series N senior notes. See “Recent Events” for further detail.
(2)	Includes the fair value of the interest rate swap agreements of $(5) million and $1 million as of March 25, 2005 and December 31, 2004, respectively.
(3)	Includes the fair value of the interest rate swap agreement of $7 million and $18 million as of March 25, 2005 and December 31, 2004, respectively.

Distribution Policy

HMC is required to distribute to stockholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by HMC to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of HMC, Host LP has issued to HMC a corresponding common OP unit and preferred OP unit. As of April 30, 2005, HMC is the owner of substantially all of the preferred OP units and approximately 94% of the common OP units. The remaining 6% of the common OP units are held by various third-party limited partners.

As a result of the minority position in Host LP common OP units, these holders share, on a pro rata basis, in amounts being distributed by Host LP. As a general rule, when HMC pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if HMC paid a five cent per share dividend on its common stock, it would be based on payment of a five cent per unit distribution by Host LP to HMC as well as other common OP unit holders. For these reasons, investors should also take into account the 6% minority position in Host LP, and the requirement that they share pro rata in distributions from Host LP, when analyzing dividend payments by HMC to its stockholders.

HMC’s current policy on common dividends is generally to distribute at least 100% of its taxable income, unless otherwise contractually restricted. HMC currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless similarly contractually restricted. While we are not currently restricted in our ability to pay distributions to HMC, during the second half of 2002 and through the first quarter of 2004, we were limited in our ability to pay distributions to HMC, except to the extent necessary to maintain HMC’s REIT status.

On March 21, 2005, HMC’s Board of Directors declared a $0.08 dividend per share for its common stock. The dividend was paid on April 15, 2005 to stockholders of record as of March 31, 2005. Accordingly, we made a $0.08 distribution per common OP unit. The amount of any future common distribution will be determined by HMC’s Board of Directors.

On March 21, 2005, HMC’s Board of Directors also declared a quarterly cash dividend of $0.625 per share for its Class B and C preferred stock and a cash dividend of $0.5546875 for its Class E preferred stock. The first quarter dividends were paid on April 15, 2005 to stockholders of record as of March 31, 2005. Accordingly, we made a similar distribution on our Class B, C and E preferred units.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. They are as follows: (i) Funds From Operations (FFO) per diluted unit, and (ii) Comparable Hotel Operating Results. A complete discussion of these measures (including the reasons why we believe they are useful to investors, the additional purposes for which management uses these measures and their limitations) is included in our most recent Annual Report on Form 10-K.

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

The following table provides a reconciliation of net income (loss) available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Loss Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	March 25, 2005			March 26, 2004
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Units	Per Unit Amount
Net loss available to common unitholders	$(2)	371.7	$(.01)	$(43)	344.2	$(.12)
Adjustments:
Gain on dispositions, net of taxes	(13)	—	(.03)	(1)	—	—
Amortization of deferred gains, net	(2)	—	(.01)	(1)	—	—
Depreciation and amortization	83	—	.22	83	—	.24
Partnership adjustments	6	—	.02	8	—	.02
Adjustments for dilutive securities:
Assuming distribution of common units granted under the comprehensive stock plan less units assumed purchased at average market price	—	2.0	—	—	3.3	(.01)
Assuming conversion of Exchangeable Senior Debentures	5	27.4	—	—	—	—

FFO per diluted unit (a)(b)	$77	401.1	$.19	$46	347.5	$.13

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include units granted under comprehensive stock plans, those preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(b)	Results for the first quarter of 2005 and 2004 were significantly affected by certain transactions, the effect of which is shown in the table below (in millions, except per unit amounts):

	Quarter ended
	March 25, 2005		March 26, 2004
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior notes redemptions (1)	$(14)	$(14)	$(13)	$(13)
Per diluted unit	$(.04)	$(.04)	$(.04)	$(.04)

(1)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call or prepayment notice period for refinancings, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment of senior notes and mortgages during the first quarter of 2005 and 2004.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results (1)

(in millions, except hotel statistics)

	Quarter ended
	March 25, 2005	March 26, 2004
Number of hotels	101	101
Number of rooms	52,047	52,167
Percent change in Comparable Hotel RevPAR	7.6%	—
Comparable hotel sales
Room	$479	$449
Food and beverage	252	244
Other	52	50

Comparable hotel sales (2)	783	743

Comparable hotel expenses (3)
Room	116	111
Food and beverage	185	179
Other	32	31
Management fees, ground rent and other costs	262	251

Comparable hotel expenses	595	572

Comparable Hotel Adjusted Operating Profit	188	171
Non-comparable hotel results, net (4)	9	7
Office building and limited service properties, net (5)	—	(1)
Depreciation and amortization	(84)	(80)
Corporate and other expenses	(14)	(13)

Operating Profit	$99	$84

(1)	The reporting period for our comparable hotel results for the first quarter of 2005 is from January 1, 2005 to March 25, 2005 and for the first quarter of 2004 from January 3, 2004 to March 26, 2004. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form10-K.
(2)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended
	March 25, 2005	March 26, 2004
Revenues per the consolidated statements of operations	$818	$777
Non-comparable hotel sales	(29)	(17)
Hotel sales for the property for which we record rental income, net	12	11
Rental income for office buildings and limited service hotels	(18)	(17)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	(11)

Comparable hotel sales	$783	$743

(3)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended
	March 25, 2005	March 26, 2004
Operating costs and expenses per the consolidated statements of operations	$719	$693
Non-comparable hotel expenses	(22)	(14)
Hotel expenses for the property for which we record rental income	14	14
Rent expense for office buildings and limited service hotels	(18)	(18)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	(10)
Depreciation and amortization	(84)	(80)
Corporate expenses	(14)	(13)

Comparable hotel expenses	$595	$572

(4)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For detail, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(5)	Represents rental income less rental expense for limited service properties and office buildings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The percentage of our debt that is floating rate was 14% at March 25, 2005 and December 31, 2004. Accordingly, there have been no changes in our interest rate sensitivity. See our most recent Annual Report on Form 10-K.

Exchange Rate Sensitivity

Foreign Currency Forward Exchange Agreements

In January of 2005, we assigned to a third party approximately $32 million (notional amount) of our Canadian currency forward contracts for a payment of approximately $8 million, which approximated the fair value of those contracts on the date of assignment. As a result of this transaction, our outstanding notional amount is approximately $20 million. The liability related to our Canadian currency forward contracts declined to $9 million as of March 25, 2005 from approximately $20 million at year-end, primarily as a result of this transaction.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of HMC, our sole general partner, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures at the end of the period with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of HMC, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II. OTHER INFORMATION

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Common Units Purchased		Average Price Paid per Common Unit		Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 - January 31, 2005	262,247	*	1 share of HMC common stock	*	—	—
February 1, 2005 - February 28, 2005	552,632	*	1 share of HMC common stock	*	—	—
March 1, 2005 - March 25, 2005	52,562	*	1 share of HMC common stock	*	—	—
Total	867,441	*	1 share of HMC common stock	*

*	Reflects (1) common operating partnership units redeemed by holders in exchange for 1 share of Host Marriott common stock for each operating partnership unit and (2) common operating partnership units cancelled upon cancellation of a corresponding number of shares of Host Marriott Corporation common stock by Host Marriott Corporation.

Item 6. Exhibits

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
4.25	Sixteenth Supplemental Indenture, dated March 10, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference from Host Marriott Corporation Current Report on Form 8-K filed March 15, 2005).

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Distributions.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST MARRIOTT, L.P.

May 3, 2005	By:	/s/ HOST MARRIOTT CORPORATION
Host Marriott Corporation
Its General Partner

/s/ Larry K. Harvey
Larry K. Harvey Senior Vice President and Corporate Controller of Host Marriott Corporation