Form 10-Q
period 2005-09-09
HOST MARRIOTT L P
filed 2005-10-18
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 9, 2005.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Class	Units outstanding as of October 13, 2005
Units of limited partnership interest	373,446,077

CONDENSED CONSOLIDATED BALANCE SHEETS

September 9, 2005 and December 31, 2004

(unaudited, in millions, except per unit amounts)

	September 9, 2005	December 31, 2004
ASSETS
Property and equipment, net	$7,204	$7,274
Assets held for sale	13	113
Due from managers	66	75
Investments in affiliates	25	53
Deferred financing costs, net	69	70
Furniture, fixtures and equipment replacement fund	154	151
Other	130	164
Restricted cash	165	154
Cash and cash equivalents	402	347

Total assets	$8,228	$8,401

LIABILITIES AND PARTNERS’ CAPITAL
Debt
Senior notes, including $492 million and $491 million, net of discount, of Exchangeable Senior Debentures, respectively	$3,054	$2,890
Mortgage debt	1,858	2,043
Convertible debt obligation to Host Marriott Corporation	492	492
Other	97	98

Total debt	5,501	5,523
Accounts payable and accrued expenses	129	113
Liabilities associated with assets held for sale	—	26
Other	153	156

Total liabilities	5,783	5,818

Minority interest	28	86
Limited partnership interests of third parties at redemption value (representing 20.0 million units and 23.5 million units at September 9, 2005 and December 31, 2004, respectively)	353	363

Partners’ Capital
General partner	1	1
Cumulative redeemable preferred limited partner	241	337
Limited partner	1,805	1,783
Accumulated other comprehensive income	17	13

Total partners’ capital	2,064	2,134

Total liabilities and partners’ capital	$8,228	$8,401

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended September 9, 2005 and September 10, 2004

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
REVENUES
Rooms	$532	$487	$1,612	$1,463
Food and beverage	230	218	785	751
Other	57	55	174	164

Total hotel sales	819	760	2,571	2,378
Rental income	22	21	76	74

Total revenues	841	781	2,647	2,452

EXPENSES
Rooms	135	127	392	366
Food and beverage	189	183	592	572
Hotel departmental expenses	243	228	710	666
Management fees	34	29	112	98
Other property-level expenses	69	69	205	206
Depreciation and amortization	85	83	254	242
Corporate and other expenses	16	18	45	43

Total operating costs and expenses	771	737	2,310	2,193

OPERATING PROFIT	70	44	337	259
Interest income	5	3	17	8
Interest expense	(94)	(107)	(318)	(356)
Net gains on property transactions	—	5	77	10
Gain (loss) on foreign currency and derivative contracts	(1)	(2)	1	(2)
Minority interest income (expense)	—	—	(6)	(3)
Equity in earnings (losses) of affiliates	—	(4)	(1)	(12)

INCOME (LOSS) BEFORE INCOME TAXES	(20)	(61)	107	(96)
Benefit from (provision for) income taxes	15	10	(23)	2

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5)	(51)	84	(94)
Income from discontinued operations.	—	1	13	28

NET INCOME (LOSS)	(5)	(50)	97	(66)
Less: Distributions on preferred units	(6)	(9)	(21)	(28)
Issuance costs of redeemed preferred units	—	(4)	(4)	(4)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(11)	$(63)	$72	$(98)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON UNIT:
Continuing operations	$(.03)	$(.17)	$.16	$(.36)
Discontinued operations	—	—	.03	.08

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON UNIT	$(.03)	$(.17)	$.19	$(.28)

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 9, 2005 and September 10, 2004

(unaudited, in millions)

	Year-to-date ended
	September 9, 2005	September 10, 2004
OPERATING ACTIVITIES
Net income (loss)	$97	$(66)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(12)	(20)
Depreciation	1	9
Depreciation and amortization	254	242
Amortization of deferred financing costs	10	11
Income taxes	18	(10)
Net gains on property transactions	(73)	(3)
(Gain) loss on foreign currency and derivative contracts	(1)	2
Equity in losses of affiliates	1	12
Minority interest expense	6	3
Change in due from managers	9	(2)
Changes in other assets	(13)	19
Changes in other liabilities	12	9

Cash provided by operations	309	206

INVESTING ACTIVITIES
Acquisitions	(5)	(474)
Deposits for hotel acquisitions	(12)	(3)
Proceeds from sale of assets, net of expenses	100	155
Proceeds from sale of interest in CBM Joint Venture LLC, net of expenses	90	—
Distributions from equity investments	2	2
Capital expenditures:
Renewals and replacements	(147)	(147)
Repositionings and other investments	(46)	(14)
Change in furniture, fixtures and equipment replacement fund	(3)	(6)
Other	(13)	—

Cash used in investing activities	(34)	(487)

FINANCING ACTIVITIES
Financing costs	(12)	(7)
Issuance of debt	650	829
Issuance of common units	—	301
Issuance of Class E preferred units	—	98
Redemption of preferred units	(100)	(104)
Debt prepayments	(609)	(1,196)
Scheduled principal repayments	(43)	(43)
Distributions on common units	(68)	—
Distributions on preferred units	(24)	(29)
Distributions to minority interests	(3)	(5)
Change in restricted cash	(11)	(10)

Cash used in financing activities	(220)	(166)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55	(447)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	347	764

CASH AND CASH EQUIVALENTS, END OF PERIOD	$402	$317

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 9, 2005 and September 10, 2004

(unaudited, in millions)

Supplemental disclosure of noncash investing and financing activities:

Through year-to-date September 9, 2005 and September 10, 2004, minority partners converted operating partnership units, or OP units, valued at approximately $16.1 million and $17.6 million, respectively, in exchange for approximately 1.0 million shares and 1.4 million shares, respectively, of common stock of Host Marriott Corporation.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 9, 2005 and the results of our operations for the quarter and year-to-date ended September 9, 2005 and September 10, 2004 and our cash flows for the year-to-date ended September 9, 2005 and September 10, 2004. Interim results are not necessarily indicative of full-year performance because of the impact of seasonal and short-term variations.

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

	Quarter ended		Year-to-date ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
	(in millions, except per unit amounts)
Net income (loss), as reported	$(5)	$(50)	$97	$(66)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	5	7	14	14
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(5)	(7)	(14)	(14)

Pro forma net income (loss)	(5)	(50)	97	(66)
Distributions on preferred OP units	(6)	(9)	(21)	(28)
Issuance costs of redeemed preferred OP units (1)	—	(4)	(4)	(4)

Pro forma net income (loss) available to common OP unitholders	$(11)	$(63)	$72	$(98)

Earnings (loss) per unit
Basic and diluted—as reported	$(.03)	$(.17)	$.19	$(.28)

Basic and diluted—pro forma	$(.03)	$(.17)	$.19	$(.28)

(1)	Represents the original issuance costs associated with the Class B preferred OP units in 2005 and the Class A preferred OP units in 2004. For further detail see note 5.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During November 2004, the FASB ratified the Emerging Issues Task Force, or EITF, on EITF Consensus Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” EITF 04-8 requires contingently convertible debt instruments to be included in diluted earnings per share, if dilutive, regardless of whether a market price contingency for the conversion of the debt into common shares or any other contingent factor has been met. Prior to this consensus, such instruments were excluded from the calculation until one or more of the contingencies were met. EITF 04-8 is effective for reporting periods ending after December 15, 2004 and requires restatement of prior period earnings per share amounts. As a result, we have restated our diluted earnings (loss) per unit to include, if dilutive, the common units that are issuable from the conversion of the Exchangeable Senior Debentures. The adoption of EITF 04-8 had no effect on previously issued 2004 quarterly or annual earnings (loss) per unit amounts.

3.	Earnings (Loss) per Common Unit

Basic earnings (loss) per common unit is computed by dividing net income (loss) available to common OP unitholders by the weighted average number of common OP units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) available to common OP unitholders as adjusted for potentially dilutive securities, by the weighted average number of common OP units outstanding plus potentially dilutive securities. Dilutive securities may include units distributed to HMC for HMC common shares granted under comprehensive stock plans, preferred OP units held by minority partners and other minority interests that have the option to convert their interests to common OP units, the Convertible debt obligation to HMC and the Exchangeable Subordinated Debentures. No effect is shown for securities that are anti-dilutive.

	Quarter ended
	September 9, 2005			September 10, 2004
	(in millions, except per unit amounts)
	Income/ (loss)	Units	Per Unit Amount	Income/ (loss)	Units	Per Unit Amount
Net loss	$(5)	373.3	$(.01)	$(50)	371.2	$(.13)
Distributions on preferred OP units	(6)	—	(.02)	(9)	—	(.03)
Issuance costs of redeemed preferred OP units (1)	—	—	—	(4)	—	(.01)

Basic and diluted loss available to common unitholders	$(11)	373.3	$(.03)	$(63)	371.2	$(.17)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Year-to-date ended
	September 9, 2005			September 10, 2004
	(in millions, except per unit amounts)
	Income/ (loss)	Units	Per Unit Amount	Income/ (loss)	Units	Per Unit Amount
Net income (loss)	$97	373.0	$.26	$(66)	354.4	$(.19)
Distributions on preferred OP units	(21)	—	(.06)	(28)	—	(.08)
Issuance costs of redeemed preferred OP units (1)	(4)	—	(.01)	(4)	—	(.01)

Basic earnings (loss) available to common unitholders	72	373.0	.19	(98)	354.4	(.28)

Assuming distribution of units granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.4	—	—	—	—

Diluted earnings (loss) available to common unitholders	$72	375.4	$.19	$(98)	354.4	$(.28)

(1)	Represents the original issuance costs associated with the Class B preferred OP units in 2005 and the Class A preferred OP units in 2004. For further detail see Note 5.

4.	Debt

During the third quarter, we exchanged all of our $650 million 6 3/8% Series N senior notes for our 6 3/8% Series O senior notes. The terms of the Series O senior notes are substantially identical in all material aspects, except that the Series O senior notes are registered under the Securities Act of 1933 and are therefore, freely transferable by the holders.

The following table summarizes significant debt transactions since the beginning of 2005 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
May	2005	Prepayment of the 9% mortgage debt on two Ritz-Carlton hotels	$(140)
April	2005	Discharge of the remaining 8 3/8% Series E senior notes	(20)
April	2005	Redemption of 7 7/8% Series B senior notes	(169)
March	2005	Repurchase of 8 3/8% Series E senior notes	(280)
March	2005	Proceeds from the issuance of 6 3/8% Series N senior notes (a)	650
January	2005	8.35% mortgage on the Hartford Marriott at Farmington assumed by buyer	(20)

(a)	Approximately $11 million of financing costs related to the debt issuance were deferred and will be amortized over the life of the debt.

As a result of the repayment transactions described above, we incurred $30 million of interest expense during 2005 for the call premiums and the acceleration of deferred financing costs and original issue discounts.

5.	Preferred OP Unit Redemption

On May 20, 2005, we redeemed, at par, all four million units of our 10% Class B Cumulative Preferred OP units, or Class B preferred OP units, for approximately $101 million, including accrued distributions. The fair value of our Class B preferred OP units (which is equal to the redemption price) exceeded the carrying value of the preferred OP units by approximately $4 million. The $4 million represents the original issuance costs. Accordingly, this amount has been reflected in the determination of net income available to common unitholders for the purpose of calculating our basic and diluted earnings per unit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Distributions

On September 16, 2005, HMC’s Board of Directors declared a cash dividend of $0.11 per share for its common stock. The dividend was paid on October 17, 2005 to stockholders of record as of September 30, 2005. Accordingly, we made a $0.11 distribution per common OP unit.

Additionally, on September 16, 2005, HMC’s Board of Directors declared a quarterly cash dividend of $0.625 per share for its Class C preferred stock and a cash dividend of $0.5546875 per share for its Class E preferred stock. The dividends were paid on October 17, 2005 to preferred stockholders of record as of September 30, 2005. Accordingly, we made a similar distribution on our Class C and E preferred OP units.

7.	Geographic Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial. Accordingly, we report one business segment, hotel ownership. As of September 9, 2005, our foreign operations consist of four properties located in Canada and one property located in Mexico. There were no intercompany sales between our domestic properties and our foreign properties. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended		Year-to-date ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
	(in millions)
United States	$815	$755	$2,572	$2,378
Canada	20	20	60	57
Mexico	6	6	15	17

Total revenue	$841	$781	$2,647	$2,452

8.	Comprehensive Income (Loss)

Our other comprehensive income (loss) consists of unrealized gains and losses on foreign currency translation adjustments and the receipt of cash from HMS Host Corporation, or HM Services, subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to our distribution agreement with HM Services.

	Quarter ended		Year-to-date ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
	(in millions)
Net income (loss)	$(5)	$(50)	$97	$(66)
Other comprehensive income	4	4	4	—

Comprehensive income (loss)	$(1)	$(46)	$101	$(66)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Discontinued Operations

Assets Held for Sale. During the third quarter, we entered into a definitive, binding agreement to sell Charlotte Marriott Executive Park, which was subsequently sold on October 7, 2005. We reclassified the assets and liabilities relating to this hotel and four hotels sold in the first quarter of 2005 as of September 9, 2005 and December 31, 2004, respectively, as detailed in the following table:

	2005	2004
	(in millions)
Property and equipment, net	$13	$111
Other assets	—	2

Total assets	$13	$113

Other liabilities	—	26

Total liabilities	$—	$26

Dispositions. We sold four hotels during the first quarter of 2005 for net proceeds of approximately $100 million. All of these properties were classified as held for sale as of December 31, 2004. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented, including the Charlotte Executive Park Marriott and the operations of nine additional hotels through the date of their disposition in 2004.

	Quarter ended		Year-to-date ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
	(in millions)
Revenues	$3	$28	$9	$104
Income before taxes	—	2	1	9
Gain on dispositions, net of tax	—	—	12	20

10.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

All of our subsidiaries guarantee our senior notes except those owning 22 of the full-service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned.

The following condensed consolidating information sets forth the financial position as of September 9, 2005 and December 31, 2004, results of operations for the quarters and year-to-date ended September 9, 2005 and September 10, 2004 and cash flows for the year-to-date ended September 9, 2005 and September 10, 2004 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Balance Sheets

(in millions)

September 9, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$898	$3,287	$3,019	$—	$7,204
Assets held for sale	13	—	—	—	13
Due from managers	(1)	6	61	—	66
Investments in affiliates	3,228	1,094	30	(4,327)	25
Rent receivable	—	13	145	(158)	—
Deferred financing costs, net	52	—	17	—	69
Furniture, fixtures and equipment replacement fund	97	28	29	—	154
Other	678	43	178	(769)	130
Restricted cash	1	1	163	—	165
Cash and cash equivalents	204	14	184	—	402

Total assets	$5,170	$4,486	$3,826	$(5,254)	$8,228

Debt	$2,845	$1,265	$1,978	$(587)	$5,501
Other liabilities	115	346	368	(547)	282

Total liabilities	2,960	1,611	2,346	(1,134)	5,783
Minority interests	—	—	28	—	28
Limited partner interest of third parties at redemption value	353	—	—	—	353
Partners’ capital	1,857	2,875	1,452	(4,120)	2,064

Total liabilities and partners’ capital	$5,170	$4,486	$3,826	$(5,254)	$8,228

December 31, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$887	$3,330	$3,057	$—	$7,274
Assets held for sale	—	77	36	—	113
Due from managers	1	—	74	—	75
Investments in affiliates	3,719	1,071	57	(4,794)	53
Rent receivable	—	13	—	(13)	—
Deferred financing costs, net	49	1	20	—	70
Furniture, fixtures and equipment replacement fund	33	31	87	—	151
Other	270	578	168	(852)	164
Restricted cash	3	8	143	—	154
Cash and cash equivalents	294	10	43	—	347

Total assets	$5,256	$5,119	$3,685	$(5,659)	$8,401

Debt	$2,677	$1,466	$1,987	$(607)	$5,523
Other liabilities	81	276	196	(258)	295

Total liabilities	2,758	1,742	2,183	(865)	5,818
Minority interests	—	—	86	—	86
Limited partner interest of third parties at redemption value	363	—	—	—	363
Partners’ capital	2,135	3,377	1,416	(4,794)	2,134

Total liabilities and partners’ capital	$5,256	$5,119	$3,685	$(5,659)	$8,401

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended September 9, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$70	$113	$753	$(95)	$841
Hotel operating expenses	—	—	(601)	—	(601)
Property-level expenses	(9)	(25)	(35)	—	(69)
Depreciation and amortization	(12)	(43)	(30)	—	(85)
Corporate and other expenses	(1)	(9)	(6)	—	(16)
Rental expense	—	—	(118)	118	—
Interest income	8	1	3	(7)	5
Interest expense	(37)	(44)	(20)	7	(94)
Gain (loss) on foreign currency and derivative contracts	—	1	(2)	—	(1)
Equity in earnings (losses) of affiliates	45	(13)	(1)	(31)	—

Income (loss) before income taxes	64	(19)	(57)	(8)	(20)
Provision for income taxes	2	—	13	—	15

NET INCOME (LOSS)	$66	$(19)	$(44)	$(8)	$(5)

Quarter ended September 10, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$267	$96	$666	$(248)	$781
Hotel operating expenses	—	—	(567)	—	(567)
Property-level expenses	(7)	(28)	(34)	—	(69)
Depreciation and amortization	(12)	(43)	(28)	—	(83)
Corporate and other expenses	—	(10)	(8)	—	(18)
Rental expense	—	—	(111)	111	—
Interest income	8	4	1	(10)	3
Interest expense	(48)	(39)	(30)	10	(107)
Gain (loss) on foreign currency and derivative Contracts	(2)	—	—	—	(2)
Gains on property transactions	—	—	5	—	5
Equity in earnings (losses) of affiliates	(186)	27	(20)	175	(4)

Income (loss) before income taxes	20	7	(126)	38	(61)
Provision for income taxes	(1)	—	11	—	10

INCOME (LOSS) FROM CONTINUING OPERATIONS	19	7	(115)	38	(51)
Income from discontinued operations	—	1	—	—	1

NET INCOME (LOSS)	$19	$8	$(115)	$38	$(50)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year-to-date ended September 9, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$213	$248	$2,418	$(232)	$2,647
Hotel operating expenses	—	—	(1,806)	—	(1,806)
Property-level expenses	(26)	(67)	(112)	—	(205)
Depreciation and amortization	(35)	(113)	(106)	—	(254)
Corporate and other expenses	(5)	(20)	(20)	—	(45)
Rental expense	—	—	(401)	401	—
Gains on property transactions	2	1	74	—	77
Interest income	21	1	7	(12)	17
Interest expense	(126)	(100)	(104)	12	(318)
Gain (loss) on foreign currency and derivative contracts	1	—	—	—	1
Minority interest expense	—	—	(6)	—	(6)
Equity in earnings (losses) of affiliates	(117)	28	(4)	92	(1)

Income (loss) before income taxes	(72)	(22)	(60)	261	107
Provision for income taxes	(2)	—	(21)	—	(23)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(74)	(22)	(81)	261	84
Income (loss) from discontinued operations	2	21	(10)	—	13

NET INCOME (LOSS)	$(72)	$(1)	$(91)	$261	$97

Year-to-date ended September 10, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$294	$215	$2,304	$(361)	$2,452
Hotel operating expenses	—	—	(1,702)	—	(1,702)
Property-level expenses	(27)	(69)	(110)	—	(206)
Depreciation and amortization	(34)	(106)	(102)	—	(242)
Corporate and other expenses	(2)	(20)	(21)	—	(43)
Rental expense	—	—	(361)	361	—
Minority interest expense	—	—	(3)	—	(3)
Interest income	26	7	3	(28)	8
Interest expense	(171)	(96)	(117)	28	(356)
Gains on property transactions	—	—	10	—	10
Gain (loss) on foreign currency and derivative contracts	(2)	—	—	—	(2)
Equity in earnings (losses) of affiliates	(171)	22	(15)	152	(12)

Income (loss) before income taxes	(87)	(47)	(114)	152	(96)
Provision for income taxes	(3)	—	5	—	2

INCOME (LOSS) FROM CONTINUING OPERATIONS	(90)	(47)	(109)	152	(94)
Income from discontinued operations	20	4	4	—	28

NET INCOME (LOSS)	$(70)	$(43)	$(105)	$152	$(66)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year-to-date September 9, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$264	$66	$(21)	$309

INVESTING ACTIVITIES
Acquisitions	(5)	—	—	(5)
Deposits for hotel acquisitions	—	(12)	—	(12)
Proceeds from sale of assets, net	—	15	85	100
Proceeds from sale of interest in CBM Joint Venture LLC, net	90	—	—	90
Distributions from equity investments	1	1	—	2
Capital expenditures	(44)	(68)	(81)	(193)
Change in furniture, fixtures and equipment replacement fund	(64)	3	58	(3)
Other	(13)	—	—	(13)

Cash provided by (used in) investing activities	(35)	(61)	62	(34)

FINANCING ACTIVITIES
Issuance of debt	650	—	—	650
Financing costs	(12)	—	—	(12)
Redemption of Class B preferred OP units	(100)	—	—	(100)
Scheduled principal repayments	(1)	(9)	(33)	(43)
Debt prepayments	(469)	(140)	—	(609)
Distributions on common OP units	(68)	—	—	(68)
Distributions on preferred OP units	(24)	—	—	(24)
Distributions to minority interests	—	—	(3)	(3)
Change in restricted cash	2	7	(20)	(11)
Transfers to/from Parent	(297)	141	156	—

Cash provided by (used in) financing activities	(319)	(1)	100	(220)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(90)	$4	$141	$55

Year-to-date September 10, 2004

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$183	$43	$(20)	$206

INVESTING ACTIVITIES
Acquisitions	(474)	—	—	(474)
Deposit for hotel acquisitions	—	(3)	—	(3)
Proceeds from sale of assets, net	93	35	27	155
Distributions from equity investments	—	2	—	2
Capital expenditures	(24)	(76)	(61)	(161)
Change in furniture, fixtures and equipment replacement fund	(4)	1	(3)	(6)

Cash used in investing activities	(409)	(41)	(37)	(487)

FINANCING ACTIVITIES
Issuance of debt	829	—	—	829
Financing costs	(7)	—	—	(7)
Redemption or repurchase of OP units for cash	(104)	—	—	(104)
Issuance of common OP units	301	—	—	301
Issuance of Class E preferred OP units	98	—	—	98
Scheduled principal repayments	—	(9)	(34)	(43)
Debt prepayments	(1,113)	(45)	(38)	(1,196)
Distributions on preferred OP units	(29)	—	—	(29)
Distributions to minority interests	—	—	(5)	(5)
Change in restricted cash	31	(7)	(34)	(10)
Transfers to/from Parent	(135)	57	78	—

Cash provided by (used in) financing activities	(129)	(4)	(33)	(166)

DECREASE IN CASH AND CASH EQUIVALENTS	$(355)	$(2)	$(90)	$(447)

11.	Subsequent Event

On September 30, 2005, we acquired the 834-room Hyatt Regency, Washington, D.C. on Capitol Hill for a purchase price of approximately $274 million.

On October 7, 2005, we sold the 297-room Charlotte Marriott Executive Park, which is classified as held-for-sale at September 9, 2005, for total proceeds of approximately $21 million, resulting in a gain of approximately $7 million.

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

Quarterly Summary

As of October 17, 2005, we own 107 full-service hotel properties, which operate primarily in the luxury and upper-upscale hotel sectors. For a general overview of our business, see our most recent Annual Report on Form 10-K.

Our Outlook. We believe that lodging demand will continue to grow through the remainder of 2005, which should improve occupancy levels while allowing our managers to continue to increase room rates at our hotels. In the third quarter of 2005, RevPAR for our comparable hotels increased 8.0% over the same period last year. Based on a September 30 calendar quarter end, our comparable hotel RevPAR increased 9.5% over the third quarter 2004. See discussion of our Reporting Periods in our most recent annual report on Form 10-K. RevPAR is defined as the product of the average of the daily room rates charged and the average daily occupancy achieved and is generally considered a key performance indicator for hotels. Improvements in RevPAR at our comparable hotels for the third quarter of 2005 were driven by a 6.3% increase in average room rate and a 1.2 percentage point increase in occupancy. This is a result of a number of positive trends such as strong United States GDP growth, low supply growth of new upper-upscale and luxury hotels and the strengthening in the group and transient segments of our business. As a result of these trends, we expect comparable hotel RevPAR to increase approximately 8% to 9% for full year 2005 and an additional 7% to 9% for full year 2006.

We expect the supply growth of upper-upscale and luxury hotels to continue to be low for the next two to three years. Although always subject to uncertainty, supply growth is relatively easier to forecast than demand growth due to the long permit, approval and development lead-times associated with building new full-service hotels or expanding existing full-service hotels. Based on data provided by Lodging Econometrics, upper-upscale and luxury hotel supply growth in the U.S. is expected to increase by approximately 1.5% and 1.6% in 2006 and 2007, respectively. We believe that, based on a review of forecast supply growth in the specific geographic markets where we have hotels, supply growth of hotels potentially competitive with our hotels will be slightly lower than the Lodging Econometrics forecasts.

The performance of our portfolio is also significantly affected by the results of our large hotels, including our convention hotels, the majority of which are located in major urban markets. Convention hotels have historically outperformed in the early stages of an industry downturn; however, they also lag the industry in performance in the early stages of recovery. This is primarily due to the longer booking lead-time for large group business and the need for transient demand in a market to recover to more substantial levels given a greater capacity of rooms. Recently, we have started to see significant improvement in the operations of our convention hotels in certain markets, such as New York, while our large hotels in weaker markets, such as Boston, continue to lag the portfolio. We expect increasing demand to continue to improve operations at our large convention hotels as markets strengthen, which should positively affect margin and RevPAR growth.

We assess profitability by measuring changes in our operating margins, which are calculated as operating profit as a percentage of total revenues. Operating margins improved during the third quarter, as the average room rate increases at our hotels exceeded the rate of inflation, which is a trend we expect to continue. Operating margins continue to be affected, however, by certain costs, primarily wages, benefits, utilities and sales and marketing, which increased at a rate greater than inflation, a trend that we expect to continue in the near term. We expect utility costs to increase by over 10% in 2006, although these costs represent only approximately 3.5% of our revenues. Additionally, as a result of the large-scale devastation due to hurricanes this year, we expect that insurance costs will also increase in 2006 at a rate that exceeds inflation.

Operating margins are also affected by our food and beverage operations which historically represent approximately 32% of our comparable hotel revenues. During the third quarter, food and beverage revenue growth at our comparable hotels was 6.3%, with a food and beverage margin increase of 1.3 percentage points. As the economy continues to grow, we expect food and beverage revenue to continue to increase, in particular catering revenue, which should result in further improvement in our operating margins.

We also expect to see improvements in RevPAR and operating margins as we continue our strategy of recycling assets. Over the past two years, we have acquired upper-upscale and luxury properties in urban and resort/convention locations, where further large-scale lodging development typically is limited, and have disposed of assets in suburban and secondary markets. The assets we have acquired have higher RevPAR, higher margins and, we believe, higher growth potential than those we have sold. Over time, these assets should contribute to improvements in overall RevPAR and margins, as well as an increase in the average per room replacement cost of our portfolio.

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

Recent Events

On August 29, 2005, Hurricane Katrina made landfall in Louisiana, Mississippi and Alabama, causing wind and water damage to our 1,290-room New Orleans Marriott; however, the property was not damaged by the subsequent large-scale flooding in the city. Approximately 800 rooms of the hotel have been re-opened as of October 17, 2005 and we are working to repair the remaining portion of the hotel. The operations of the hotel have been, and will continue to be, affected by the large-scale devastation throughout New Orleans. As a result of the widespread damage to the New Orleans Superdome, convention center and other businesses, it is unlikely that operations will return to historical levels for a period of time.

Our insurance coverage for the property entitles us to receive payments for business interruption, as well as recoveries for damage to the building as a result of the hurricane. Income resulting from business interruption insurance will not be recognized until all contingencies are resolved. The total extent of the property damage and loss of business has not been determined at this time. We expect that insurance proceeds will be sufficient to cover substantially all of the property damage to the hotel and the near-term loss of business. The overall effect of the hurricane on our third quarter operations, which ended September 9, was not significant. On September 25, 2005, which is in our fourth quarter, Hurricane Rita made landfall in Louisiana and Texas. We did not sustain any property damage at our three hotels in Houston as a result of the hurricane; however, we did experience some loss of business due to cancellations and evacuations. We do not believe the overall effect of the hurricane on our fourth quarter will be significant.

On September 30, 2005, we purchased the 834-room Hyatt Regency, Washington D.C. on Capitol Hill for a purchase price of approximately $274 million. The acquisition was financed with available cash.

On October 7, 2005, we sold the 297-room Charlotte Executive Park Marriott for $21 million. During the third quarter we reclassified the assets and liabilities of the hotel as held-for-sale. We will record a gain of approximately $7 million on the sale in the fourth quarter 2005.

Currently, we have $3.1 billion of senior notes outstanding and HMC has $250 million of preferred stock and $492 million of Convertible Preferred Securities that are all rated by Moody’s Investors Service and Standard & Poor’s. On October 13, 2005, Moody’s upgraded our senior note debt from a Ba3 rating to a Ba2 rating, HMC’s preferred stock from a B2 rating to a B1 rating and HMC’s Convertible Preferred Securities from a B2 rating to a Ba3 rating. Standard and Poor’s current rating on our senior debt is B+ and the ratings on HMC’s preferred stock and Convertible Preferred Securities are CCC+.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended		% Increase (Decrease)
	September 9, 2005	September 10, 2004
Revenues
Total hotel sales	$819	$760	7.8%
Operating costs and expenses:
Property-level costs (1)	755	719	5.0
Corporate and other expenses	16	18	(11.1)
Operating profit	70	44	59.1
Interest expense	94	107	(12.1)
Income from discontinued operations	—	1	N/M (2)
Net loss	(5)	(50)	N/M (2)
Comparable hotel operating statistics:
RevPAR	$115.98	$107.34	8.0%
Average room rate	$153.38	$144.24	6.3%
Average occupancy	75.6%	74.4%	1.2pts.

	Year-to-date ended		% Increase (Decrease)
	September 9, 2005	September 10, 2004
Revenues
Total hotel sales	$2,571	$2,378	8.1%
Operating costs and expenses:
Property-level costs (1)	2,265	2,150	5.3
Corporate and other expenses	45	43	4.7
Operating profit	337	259	30.1
Interest expense	318	356	(10.7)
Minority interest (income) expense	6	3	N/M (2)
Income from discontinued operations	13	28	(53.6)
Net income (loss)	97	(66)	N/M (2)
Comparable hotel operating statistics:
RevPAR	$121.55	$111.44	9.1%
Average room rate	$163.17	$151.75	7.5%
Average occupancy	74.5%	73.4%	1.1 pts.

(1)	Amount represents total operating costs and expenses per our consolidated statements of operations less corporate expenses.
(2)	N/M=Not meaningful

2005 Compared to 2004

Hotel Sales Overview. Hotel sales increased $59 million, or 7.8%, to $819 million for the third quarter of 2005 and increased $193 million, or 8.1%, to $2,571 million year-to-date. Hotel sales include approximately $38 million and $20 million for the third quarter 2005 and 2004, respectively, and $96 million and $22 million for year-to-date 2005 and 2004, respectively, of sales from hotels acquired in 2004. Sales for properties sold in 2005 or 2004 or classified as held-for-sale as of September 9, 2005 have been reclassified as discontinued operations on our condensed consolidated statements of operations. See “Discontinued Operations” below.

Comparable hotel sales increased 7.5% to $764 million, for the quarter and 7.4% to $2,412 million year-to-date. The growth in revenues reflects the increase in comparable RevPAR of 8.0% for the third quarter of 2005, as a result of an increase in average room rates of 6.3% and an increase in occupancy of 1.2 percentage points. The year-to-date revenue growth reflects the increase in comparable RevPAR of 9.1%, as a result of an increase in average room rates of 7.5% and an increase in occupancy of 1.1 percentage points. Food and beverage revenues for our comparable hotels increased 6.3% for the quarter and 5.2% year-to-date, primarily due to an increase in catering and outlet revenues.

We discuss operating results for our full-service hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of September 9, 2005, 99 of our 107 full-service hotels have been classified as comparable hotels. The following discussion is of the sales results of our comparable hotels considering the mix of business (i.e. transient, group or contract), property type (i.e. urban, suburban, resort/convention or airport) and geographic region. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels and further detail on these classifications.

Comparable Hotel Sales by Customer Mix. Our hotel customers consist of three broad groups: transient, group and contract business. Similar to the majority of the lodging industry, we further categorize business within these segments based on characteristics they have in common as follows:

Transient demand broadly represents individual business or leisure travelers and is divided into four key sub-categories: premium, corporate, special corporate and discount.

•	Premium: this rate, sometimes referred to as “rack rate,” typically consists of rooms booked close to arrival during high demand periods and is the highest rate category available. Room rates will fluctuate depending on anticipated demand levels, e.g. seasonality, weekday vs. weekend stays, etc.

•	Corporate: this is the benchmark rate which a hotel publishes and offers to the general public. It is typically the second highest category, and is for travelers that do not have access to negotiated or discount rates.

•	Special Corporate: this rate is a negotiated rate offered to companies and organizations that provide significant levels of room night demand to the hotel. These rates are typically negotiated annually, at a discount to the anticipated corporate rate.

•	Discount: this encompasses all discount programs, such as AAA and AARP discounts, government per diem, rooms booked through internet distribution and wholesale channels, frequent guest program redemptions, and promotional rates and packages offered by a hotel.

Group demand represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. Examples include a company training session or a social event such as a family reunion. Group business is segmented into the following three key sub-categories:

•	Association: Group business related to national and regional association meetings and conventions.

•	Corporate: Group business related to corporate meetings, e.g. product launches, training programs, contract negotiations, and presentations.

•	Other: Group business predominately related to social, military, education, religious, fraternity and youth and amateur sports teams, otherwise known as SMERF business.

The final segment is contract demand, which refers to blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates. Contract rates are usually utilized by hotels that are located in markets that are experiencing consistently low levels of demand. Airline crews are typical generators of contract demand for our hotels.

Demand remained strong in the third quarter of 2005, enabling our operators to significantly increase average daily room rates, particularly in the premium and corporate transient segments. For our comparable Marriott and Ritz-Carlton hotels, which represent 86% of our total comparable rooms, premium and corporate average daily rates increased 9.6% and 12.8% for the third quarter and year-to-date, respectively, compared to last year. Our overall transient average room rate for these hotels increased 8.1% and 9.5% for the quarter and year-to-date, respectively. We expect that increased levels of transient demand will enable our managers to continue rate increases throughout the remainder of 2005 and into 2006.

Total group room revenue for our comparable Marriott and Ritz-Carlton hotels was up 0.7% for the quarter and 5.2% year-to-date compared to last year, primarily due to an increase in average room rates of approximately 3.4% and 4.7% for the quarter and year-to-date, respectively. Room rates for groups are continuing to improve in 2005 and should continue to improve in 2006, as a lower percentage of group business would have been booked for those periods in 2004 or earlier when room rates were significantly lower than those our managers are able to currently charge. Group booking pace is up only modestly for the remainder of the year, reflecting our managers’ strategy of keeping more rooms available for the higher-rated transient segments.

Comparable Hotel Sales by Property Type. For the third quarter of 2005, revenues increased significantly across all of our hotel property types. Our urban hotels continue to perform well thus far in 2005, with comparable hotel RevPAR growth of 7.4% to $131.96 and 9.7% to $136.69 for the quarter and year-to-date, respectively. The significant increase in comparable hotel RevPAR at our urban properties was primarily driven by the increases in average room rate of 5.7% and 7.4% for the quarter and year-to-date, respectively, while average occupancy improved by 1.2 and 1.6 percentage points for the quarter and year-to-date, respectively. Our resort/convention hotels had comparable hotel RevPAR growth of 6.3% to $131.68 and 7.4% to $162.49 for the quarter and year-to-date, respectively, and average room rate growth of 8.1% and 7.8% for the quarter and year-to-date, respectively. Our airport hotels experienced comparable hotel RevPAR increases of 9.8% and 8.0% for the quarter and year-to-date, respectively, which reflected average room rate increases of 7.0% and 7.4% for the quarter and year-to-date, respectively. Our suburban hotels experienced comparable hotel RevPAR increases of 10.2% and 9.3% for the quarter and year-to-date, respectively, which reflected average room rate increases of 7.2% and 7.7% for the quarter and year-to-date, respectively.

Comparable Hotel Sales by Geographic Region. During the third quarter, the majority of our geographic regions experienced strong growth in comparable hotel RevPAR with the DC Metro, Pacific and Mountain regions all experiencing double-digit growth rates. Year-to-date, comparable hotel RevPAR increased in all of our geographic regions.

Our DC Metro region had comparable hotel RevPAR increases of 14.7% for the quarter and 15.3% year-to-date. The improvement was the result of the continued strong performance of our urban hotels, such as the Metro Center Marriott, which benefited from solid group and business transient demand. Overall, comparable hotel RevPAR increases for the region reflected average room rate increases of 11.1% for both the quarter and year-to-date, and average occupancy increases of 2.4 and 2.8 percentage points for the quarter and year-to-date, respectively.

Our Pacific region had a comparable hotel RevPAR increase of 11.3% for the quarter and 9.8% year-to-date. The region was led by our five Los Angeles hotels, where RevPAR increased 18.0% for the quarter and 13.0% year-to-date. Additionally, for the quarter and year-to-date, the San Francisco market had comparable hotel RevPAR increases of 10.5% and 8.1%, respectively, and the Hyatt Regency Maui Resort and Spa had a comparable hotel RevPAR increase of 20.0% for the quarter.

Our Mountain region experienced a comparable hotel RevPAR increase of 14.4% and 13.6% for the quarter and year-to-date, respectively. The Denver market experienced comparable hotel RevPAR increases of 16.6% and 13.9% for the quarter and year-to-date, respectively, led by comparable hotel RevPAR increases at the Denver Tech Center Marriott of 27.9% for the quarter.

Comparable hotel RevPAR for our Mid-Atlantic region increased 8.0% for the quarter and 11.6% year-to-date, which was driven by comparable hotel RevPAR growth of 13.9% and 17.4% for the quarter and year-to-date, respectively, at our three New York City hotels. Strong group, transient and international demand has strengthened the performance in the New York market.

Comparable hotel RevPAR in our Florida region grew by 5.5% for the quarter and 8.4% year-to-date as a result of comparable hotel RevPAR increases in our Tampa and Miami hotels of 12.9% and 20.7%, respectively, for the quarter and 12.6% and 15.1%, respectively, year-to-date. These increases were partially offset by declines in comparable hotel RevPAR at the Orlando World Center Marriott due to a decrease in both group and transient bookings.

Our Atlanta region was the only region to experience a decline in RevPAR for the quarter. The 3.7% decrease reflected the weak convention and group demand in the region. Year-to-date, RevPAR in the region is up 2.5%.

Comparable hotel RevPAR for our New England region increased 1.6% during the quarter and 1.3% year-to-date. Our Boston market continues to underperform our entire portfolio, as comparable hotel RevPAR increased 2.6% for the quarter and 2.7% year-to-date. The weak operating results were primarily the result of reduced demand at the Boston Copley Marriott. Performance in this region should improve over time, based on expected increases in convention activity in 2006 and overall improvements in the Boston economy.

The North Central region of our portfolio experienced increases in comparable hotel RevPAR of 8.3% for the quarter and 5.9% for year-to-date as average room rates increased 7.7% for the quarter and 8.3% year-to-date.

The comparable hotel results in our South Central region, which includes Texas and Louisiana, was not significantly affected by Hurricane Katrina for the quarter, as the hurricane occurred in the final two weeks of the quarter. RevPAR in the region grew by 8.5% for the quarter and 7.1% year-to-date, driven primarily by strong increases in occupancy and average room rate at our three properties in Houston.

Comparable hotel RevPAR for our international properties increased 10.8% and 8.1% for the quarter and year-to-date, respectively. Our four Canadian properties, three of which are in Toronto, experienced increases in comparable hotel RevPAR of 13.1% and 10.0% for the quarter and year-to-date, respectively.

Property-level Operating Costs. Property-level operating costs and expenses increased $36 million, or 5.0%, from the third quarter of 2004 and increased $115 million, or 5.3%, year-to-date. Property-level operating costs and expenses exclude the costs for hotels we have sold and held for sale, which are included in discontinued operations. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, utility costs increased 14.2% and 11.6% for the quarter and year-to-date, respectively, primarily due to increases in oil and gas prices, while the increase in management fees of 17.2% and 14.3% for the quarter and year-to-date, respectively, were a direct result of the growth in the revenues and profitability of our properties. We expect to continue to see an increase in operating costs during the remainder of 2005 as a result of variable costs increasing with occupancy increases, and certain costs increasing at a rate above inflation, particularly energy prices, which we expect to increase further due to hurricanes Katrina and Rita.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, corporate insurance, audit fees, building rent and system costs. Corporate expenses decreased by $2 million, or 11.1%, for the third quarter primarily due to a decrease in HMC’s restricted stock expense, which is marked-to-market and, therefore, will fluctuate depending on the price of HMC’s common stock. However, year-to-date corporate expenses increased by $2 million, or 4.7%, due to an increase in compensation expense.

Interest Income. Interest income increased $2 million for the third quarter and $9 million year-to-date, primarily due to increased cash and restricted cash balances and increases in the interest rate earned on those balances.

Interest Expense. Interest expense decreased $13 million for the third quarter and $38 million year-to-date as a result of the decrease in our interest obligations from 2004 and 2005 debt repayments and refinancings, as well as a decline in the amount of prepayment penalties associated with debt repayments and refinancings. Specifically, interest expense includes $30 million for year-to-date 2005 and $54 million for year-to-date 2004 for the call premiums and the acceleration of deferred financing costs and original issue discounts associated with debt prepayments. We had no debt prepayments or refinancings during the third quarter of 2005; however, during the third quarter of 2004, we had $13 million of additional interest expense as a result of debt prepayments and refinancings. These declines in interest expense, however, were partially offset by increased interest rates for our variable rate debt.

Net Gains on Property Transactions. Net gains on property transactions increased $67 million year-to-date, primarily due to the second quarter pre-tax gain of $70 million on the sale of 85% of our interest in CBM Joint Venture LLC and decreased $5 million for the third quarter due to the recognition of deferred gains in 2004 from the sale of a portfolio of Fairfield Inns by Marriott.

Gain (Loss) on Foreign Currency and Derivative Contracts. The year-to-date gain on foreign currency and derivative contracts is primarily due to the $1 million change in fair value from the foreign currency exchange contracts for two of our Canadian hotels.

Minority Interest Income (Expense). Minority interest expense consists of our minority partners’ share of income or loss in consolidated hotel partnerships. The year-to-date increase in minority interest expense is due to the improvement in operations at certain of our consolidated partnerships.

Equity in Earnings (Losses) of Affiliates. Equity in earnings (losses) of affiliates increased by $4 million for the third quarter and $11 million year-to-date due to the earnings of CBM Joint Venture LP, which had recorded net losses throughout 2004 and the sale of 85% of our interest in the partnership.

Discontinued Operations. Discontinued operations consist of one hotel classified as held for sale in the third quarter of 2005, four hotels sold in the first quarter of 2005 and nine hotels sold in 2004 and represent the results of operations and the gain or loss on their disposition. For year-to-date 2005 and 2004, revenues for these properties were $9 million and $104 million, respectively, and income before taxes was $1 million and $9 million, respectively. For the third quarter 2005 and 2004, revenues for theses properties were $3 million and $28 million, respectively, and income before taxes was $0 million and $2 million, respectively. We recognized a gain, net of tax, of $12 million and $20 million for year-to-date 2005 and 2004, respectively, on the disposition of these hotels.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 107 full-service hotels that we owned on September 9, 2005, 99 have been classified as comparable hotels. The operating results of the following eight hotels that we owned as of September 9, 2005 are excluded from comparable hotel results for these periods:

•	Memphis Marriott (construction of a 200-room expansion started in 2003 and completed in 2004);

•	Embassy Suites Chicago Downtown-Lakefront Hotel (acquired in April 2004);

•	Fairmont Kea Lani Maui (acquired in July 2004);

•	Newport Beach Marriott Hotel (major renovation started in July 2004);

•	Mountain Shadows Resort (temporarily closed in September 2004);

•	Scottsdale Marriott at McDowell Mountains (acquired in September 2004);

•	Atlanta Marquis (major renovation started in August 2005); and

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005).

In addition, the operating results of the 13 hotels we disposed of in 2005 and 2004 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with industry data provided by hospitality research firms such as Smith Travel Research. For further discussion of our geographic regions and property types see our most recent Annual Report on Form 10-K. The following tables set forth performance information for our comparable full-service hotels by geographic region for the third quarter and year-to-date of 2005 and 2004.

Comparable by Region (a)

	As of September 9, 2005		Quarter ended September 9, 2005			Quarter ended September 10, 2004			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	20	11,035	$165.84	81.6%	$135.28	$154.84	78.5%	$121.53	11.3%
Florida	11	7,027	137.38	68.7	94.38	133.13	67.2	89.47	5.5
Mid-Atlantic	10	6,720	194.11	79.3	153.95	175.44	81.3	142.56	8.0
North Central	13	4,923	131.84	74.3	97.98	122.41	73.9	90.47	8.3
DC Metro	11	4,661	168.33	77.3	130.05	151.45	74.9	113.37	14.7
Atlanta	12	4,265	146.11	66.1	96.53	146.04	68.7	100.27	(3.7)
South Central	6	3,526	121.64	73.1	88.88	112.98	72.5	81.93	8.5
New England	6	3,032	151.03	81.6	123.22	151.77	79.9	121.27	1.6
Mountain	5	1,940	89.85	71.7	64.42	89.25	63.1	56.33	14.4
International	5	1,953	134.49	74.4	100.00	122.97	73.4	90.28	10.8

All Regions	99	49,082	153.38	75.6	115.98	144.24	74.4	107.34	8.0

	As of September 9, 2005		Year-to-date ended September 9, 2005			Year-to-date ended September 10, 2004			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	20	11,035	$170.81	77.9%	$133.11	$160.32	75.6%	$121.26	9.8%
Florida	11	7,027	177.40	74.8	132.65	166.53	73.5	122.33	8.4
Mid-Atlantic	10	6,720	195.12	79.1	154.29	178.16	77.6	138.28	11.6
North Central	13	4,923	129.17	67.1	86.67	119.33	68.6	81.82	5.9
DC Metro	11	4,661	177.98	78.3	139.41	160.16	75.5	120.87	15.3
Atlanta	12	4,265	150.30	68.2	102.50	145.56	68.7	99.97	2.5
South Central	6	3,526	133.74	76.7	102.60	125.32	76.4	95.78	7.1
New England	6	3,032	151.15	71.4	107.98	145.56	73.2	106.57	1.3
Mountain	5	1,940	111.24	64.4	71.62	104.33	60.4	63.04	13.6
International	5	1,953	131.45	72.2	94.95	120.72	72.8	87.83	8.1

All Regions	99	49,082	163.17	74.5	121.55	151.75	73.4	111.44	9.1

Comparable by Property Type (a)

	As of September 9, 2005		Quarter ended September 9, 2005			Quarter ended September 10, 2004			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	39	22,874	$168.27	78.4%	$131.96	$159.22	77.2%	$122.90	7.4%
Suburban	34	12,492	130.54	71.3	93.02	121.76	69.3	84.43	10.2
Airport	16	7,328	115.45	78.5	90.63	107.88	76.5	82.54	9.8
Resort/ Convention	10	6,388	185.81	70.9	131.68	171.88	72.0	123.84	6.3

All Types	99	49,082	153.38	75.6	115.98	144.24	74.4	107.34	8.0

	As of September 9, 2005		Year-to-date ended September 9, 2005			Year-to-date ended September 10, 2004			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	39	22,874	$176.35	$77.5%	$136.69	$164.23	75.9%	$124.62	9.7%
Suburban	34	12,492	131.87	68.6	90.44	122.47	67.5	82.71	9.3
Airport	16	7,328	120.53	76.0	91.62	112.22	75.6	84.85	8.0
Resort/ Convention	10	6,388	220.93	73.5	162.49	204.98	73.8	151.35	7.4

All Types	99	49,082	163.17	74.5	121.55	151.75	73.4	111.44	9.1

(a)	The reporting period for our comparable operating statistics for the third quarter of 2005 is from June 18, 2005 to September 9, 2005 and for the third quarter of 2004 from June 19, 2004 to September 10, 2004. The reporting period for year-to-date 2005 is from January 1, 2005 to September 9, 2005 and for year-to-date 2004 is from January 3, 2004 to September 10, 2004. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10-K.

The following statistics are for all of our full-service properties as of September 9, 2005 and September 10, 2004, respectively. The operating statistics include the results of operations for four hotels sold in 2005 and nine hotels sold in 2004 prior to their disposition.

All Full-Service Properties

	Quarter ended		Year-to-date ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Average Room Rate	$155.59	$142.30	$164.46	$148.53
Average Occupancy	74.5%	74.0%	73.7%	73.3%
RevPAR	$115.97	$105.32	$121.22	$108.90

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

Cash Balances. As of September 9, 2005, we had $402 million of cash and cash equivalents, which was an increase of $55 million from December 31, 2004. The increase is primarily attributable to the net proceeds from the sale of four hotels in January and the sale of 85% of our interest in CBM Joint Venture LLC in March. Our cash balances have been in excess of the $100 million to $150 million that we have historically maintained. With the flexibility and capacity provided by our credit facility and the continuing growth of the economy, we expect to lower our cash balances to previous levels over the next several quarters. In furtherance of this goal, the purchase of the Hyatt Regency, Washington, D.C. on Capitol Hill on September 30, 2005 for approximately $274 million was financed with available cash.

As of September 9, 2005, we also had $165 million of cash which was restricted as a result of lender requirements (including reserves for debt service, real estate taxes, insurance, as well as cash collateral and excess cash flow deposits). The restricted cash balance includes $68 million and $37 million as of September 9, 2005 and December 31, 2004, respectively, which are held in escrow in accordance with restrictive debt covenant requirements (see “Mortgage Debt” below). The conditions necessary to release these escrowed funds were met at the end of the third quarter and we expect that all of these escrowed funds will be released in the fourth quarter. The restricted cash balances do not have a significant effect on our liquidity. We have approximately $195 million of debt that will mature prior to 2007. However, $88 million of this debt can be extended for three one-year terms if certain conditions are met. We also have scheduled principal repayments totaling approximately $18 million for the fourth quarter of 2005. We believe we have sufficient cash, or availability under our line of credit, to deal with our near-term maturities, as well as any decline in the cash flow from our business.

On October 14, 2005, we drew approximately $100 million of our available capacity on our credit facility to retire the remaining mortgage on our Canadian properties and for general corporate purposes. We intend to repay these amounts during the fourth quarter with the release of the restricted cash discussed above and available cash.

Reducing future interest payments and leverage remains a key management priority. We may continue to redeem or refinance senior notes, our Convertible Subordinated Debentures and mortgage debt from time to time to take advantage of favorable market conditions. We may purchase senior notes and Convertible Subordinated Debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted unit, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. For year-to-date 2005, we incurred interest expense resulting from the payment of call premiums of $27 million and the acceleration of deferred financing costs totaling $3 million.

Capital Expenditures. As of September 9, 2005, our renewal and replacement capital expenditures were approximately $147 million. We expect total renewal and replacement capital expenditures for 2005 to be approximately $250 million to $270 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash.

For year-to-date 2005, we spent approximately $46 million in repositioning/return on investment (ROI) projects. These projects include, for example, expanding ballroom, spa or conference facilities. We expect to spend a total of approximately $110 million to $130 million on these projects which have historically generated strong returns. The 2005 expenditures include costs from the extensive renovation and repositioning of the Newport Beach Marriott Hotel and the development of an exhibit hall for the Marriott Orlando World Center hotel. In addition to these on-going projects, we expect to spend $200 million to $400 million on such investments over the next several years. For further discussion of these projects and capital expenditures, see our most recent Annual Report on Form 10-K.

We also expect that as a result of the unusually widespread and extensive damage caused by this hurricane season that the costs for labor and building materials for future capital expenditure projects will increase. However, we do not believe it will affect the timing of our capital expenditure plans in 2005.

Acquisitions. We acquired the 834-room Hyatt Regency Washington, D.C. on Capitol Hill on September 30, 2005 for a purchase price of approximately $274 million. We remain interested in pursuing single asset and portfolio acquisitions, both domestically and abroad. We believe that there are, and will continue to be, opportunities to acquire assets that are consistent with our target profile of upper-upscale and luxury properties in urban and resort/convention locations where further large scale lodging development is limited. Any acquisitions may be funded, in part, from our available cash, draws under our credit facility or other debt financing, proceeds from asset sales or through equity offerings by HMC or the issuance of debt or OP units by Host LP. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for year-to-date 2005 increased $103 million to $309 million from $206 million for year-to-date 2004, due primarily to the increase in operating profit in 2005.

Cash Provided by (Used in) Investing Activities. Our primary investing activities during the quarter consisted of capital expenditures at our properties of $63 million. Year-to-date, we have spent approximately $193 million in capital expenditures. The following table summarizes other significant investing activities that have been completed since the beginning of fiscal year 2005 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
October	2005	Sale of Charlotte Marriott	$21
September	2005	Purchase of Hyatt Regency Washington, D.C.	(274)
March	2005	Sale of 85% of our interest in CBM Joint Venture LLC	92
January	2005	Sale of Torrance Marriott	62
January	2005	Sale of Hartford Marriott at Farmington, Tampa Westshore Marriott and Albuquerque Marriott	66

In addition to the sale of four properties and 85% of our interest in CBM Joint Venture LLC in the first half of 2005 and the recently completed sale of Charlotte Executive Park Marriott in October, we believe that dispositions for the remainder of 2005 and the first quarter of 2006 will be approximately $150 million to $250 million. The net proceeds from any dispositions will be used to repay debt, fund acquisitions or repositioning/ROI projects or for general corporate purposes.

Cash Used in Financing Activities. Our primary financing activities during the quarter consisted of payment of distributions on our preferred and common OP units of $42 million, and scheduled principle repayments of $13 million. Year-to-date, distribution payments on our preferred and common OP units totaled $92 million and scheduled principal repayments totaled $43 million. The following table summarizes other significant debt (net of deferred financings costs) and equity transactions since the beginning of 2005 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt
May	2005	Prepayment of the 9% mortgage debt on two Ritz-Carlton hotels	$(140)
April	2005	Discharge of the remaining 8 3/8% Series E senior notes	(20)
April	2005	Redemption of 7 7/8% Series B senior notes	(169)
March	2005	Repurchase of 8 3/8% Series E senior notes	(280)
March	2005	Proceeds from the issuance of 6 3/8% Series N senior notes	639
January	2005	8.35% mortgage on the Hartford Marriott at Farmington assumed by buyer	(20)

Equity
May	2005	Redemption of 4 million units of 10% Class B preferred OP units	(101)

Debt

As of September 9, 2005, our total debt was $5.5 billion. The weighted average interest rate of our debt is approximately 7.0% and the current weighted average maturity is 6.9 years. Additionally, approximately 85% of our debt has a fixed rate of interest. Over time, we expect to increase the proportion of our floating rate debt in our capital structure to 20% to 25% of our total debt.

As of September 9, 2005 and December 31, 2004, our debt was comprised of:

	September 9, 2005	December 31, 2004
Series B senior notes, with a rate of 7 7/8% due August 2008	$136	$304
Series E senior notes, with a rate of 8 3/8% due February 2006	—	300
Series G senior notes, with a rate of 9 1/4% due October 2007 (1)	237	243
Series I senior notes, with a rate of 9 1/2% due January 2007 (2)	455	468
Series K senior notes, with a rate of 7 1/8% due November 2013	725	725
Series M senior notes, with a rate of 7% due August 2012	346	346
Series O senior notes, with a rate of 6 3/8% due March 2015	650	—
Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	492	491
Senior notes, with an average rate of 9.7%, maturing through 2012	13	13

Total senior notes	3,054	2,890
Mortgage debt (non-recourse) secured by $2.8 billion of real estate assets, with an average interest rate of 7.7% at September 9, 2005 and December 31, 2004	1,858	2,043
Credit facility	—	—
Convertible debt obligation to Host Marriott Corporation	492	492
Other	97	98

Total debt	$5,501	$5,523

(1)	Includes the fair value of the interest rate swap agreements of $(5) million and $1 million as of September 9, 2005 and December 31, 2004, respectively.
(2)	Includes the fair value of the interest rate swap agreement of $5 million and $18 million as of September 9, 2005 and December 31, 2004, respectively.

Exchangeable Senior Debentures. During 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures which currently are exchangeable into shares of HMC’s common stock at a rate of 55.4024 shares for each $1,000 of principal amount of the debentures, or a total of approximately 28 million shares, which is equivalent to an exchange price of $18.05 per share of HMC’s common stock. The exchange rate is adjusted for certain circumstances, including the payment of common dividends. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of HMC’s common stock is more than 120% of the exchange price per share for at least 20 of 30 trading days.

Mortgage Debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of September 9, 2005, we have 25 assets that are encumbered by mortgage debt. We have certain restrictive covenants on one loan, which we refer to as the CMBS loan, that is secured by mortgages on eight properties. These restrictive covenants require the mortgage servicer to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. The remaining mortgage loans generally do not have restrictive covenants that require such escrows. Our restricted cash includes $68 million as of September 9, 2005 held in escrow in accordance with these restrictive covenants. As of the end of the third quarter, operating cash flow from these properties for the past two quarters met the levels required to release the escrowed funds under the CMBS loan and accordingly, we expect that these escrowed funds will be released in the fourth quarter.

Convertible Debt Obligation to Host Marriott Corporation. As of September 9, 2005, Host Marriott Financial Trust (the “Trust”), a wholly owned subsidiary, has 9.5 million shares of 6 3/4% convertible quarterly income preferred securities outstanding (the “Convertible Preferred Securities”), with a liquidation preference of $50 per share (for a total liquidation amount of $475 million). The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the Trust, consisting solely of $492 million of 6 3/4% convertible subordinated debentures issued by us due December 2026 (the “Convertible Subordinated Debentures”). The Trust exists solely to issue the Convertible Preferred Securities and its own common securities, held by us, and to invest the proceeds therefrom in the Convertible Subordinated Debentures.

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

Distribution Policy

HMC is required to distribute to stockholders at least 90% of its taxable income in order to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by HMC to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of HMC, Host LP has issued to HMC a corresponding common OP unit and preferred OP unit. As of October 15, 2005, HMC is the owner of substantially all of the preferred OP units and approximately 95% of the common OP units. The remaining 5% of the common OP units are held by various third-party limited partners.

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

HMC’s current policy on common dividends is generally to distribute at least 100% of its taxable income, unless otherwise contractually restricted. HMC currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless similarly contractually restricted. While we are not currently restricted in our ability to pay distributions to HMC, during the second half of 2002 and continuing through the first quarter of 2004 we were limited in our ability to pay distributions to HMC, except to the extent necessary to maintain HMC’s REIT status.

On September 16, 2005, HMC’s Board of Directors declared a cash dividend of $0.11 per share for its common stock. The dividend was paid on October 17, 2005 to stockholders of record as of September 30, 2005. Accordingly, we made a $0.11 distribution per common OP unit. The amount of any future common distribution will be determined by HMC’s Board of Directors.

On September 16, 2005, HMC’s Board of Directors also declared a quarterly cash dividend of $0.625 per share for its Class C preferred stock and a cash dividend of $0.5546875 per share for its Class E preferred stock. The dividends were paid on October 17, 2005 to preferred stockholders of record as of September 30, 2005. Accordingly, we made a similar distribution on our Class C and E preferred units.

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

The following table provides a reconciliation of net income (loss) available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income (Loss) Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	September 9, 2005			September 10, 2004
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Units	Per Unit Amount
Net income available to common unitholders	$(11)	373.3	$(.03)	$(63)	371.2	$(.17)
Adjustments:
Amortization of deferred gains, net of taxes	(1)	—	—	(4)	—	(.01)
Depreciation and amortization	85	—	.23	85	—	.23
Partnership adjustments	—	—	—	4	—	.01
Adjustments for dilutive securities:
Assuming distribution of units to HMC for HMC common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.3	—	—	2.0	—
Assuming conversion of Exchangeable Senior Debentures	4	27.7	(.01)	—	—	—

FFO per diluted unit (a) (b)	$77	403.3	$.19	$22	373.2	$.06

	Year-to-date ended
	September 9, 2005			September 10, 2004
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Units	Per Unit Amount
Net income (loss) available to common unitholders	$72	373.0	$19	$(98)	354.4	$(.28)
Adjustments:
Gain on dispositions, net of taxes	(54)	—	(.14)	(20)	—	(.05)
Amortization of deferred gains, net of Taxes	(5)	—	(.02)	(8)	—	(.03)
Depreciation and amortization	254	—	.69	251	—	.71
Partnership adjustments	3	—	—	17	—	.05
Adjustments for dilutive securities:
Assuming distribution of units to HMC for HMC common shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	2.4	—	—	2.1	—
Assuming conversion of Exchangeable Senior Debentures	13	27.7	(.02)	—	—	—

FFO per diluted unit (a) (b)	$283	403.1	$.70	$142	356.5	$.40

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include units granted under comprehensive stock plans, those preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.

(b)	FFO per diluted unit and earnings (loss) per diluted unit for certain periods presented were significantly affected by certain transactions, the effect of which is shown in the table below (in millions, except per unit amounts):

	Quarter ended
	September 9, 2005		September 10, 2004
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior notes redemptions and debt prepayments (1)	$—	$—	$(14)	$(14)
Preferred OP unit redemptions (2)	—	—	(6)	(6)

Total	$—	$—	$(20)	$(20)

Per diluted unit	$—	$—	$(.05)	$(.05)

	Year-to-date ended
	September 9, 2005		September 10, 2004
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior notes redemptions and debt prepayments (1)	$(34)	$(34)	$(59)	$(59)
Preferred OP unit redemptions (2)	(4)	(4)	(6)	(6)
Gain on CBM Joint Venture LLC sale (3)	42	—	—	—
Gain on hotel dispositions	12	—	20	—

Total	$16	$(38)	$(45)	$(65)

Per diluted unit (4)	$.04	$(.09)	$(.13)	$(.18)

(1)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call or prepayment notice period, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages during certain periods presented.
(2)	Represents the original issuance costs for preferred OP units, which was required to be charged against net income (loss) available to common unitholders in conjunction with the redemption of the Class B preferred OP units in the second quarter of 2005 and the redemption of the Class A preferred OP units in the third quarter of 2004. The adjustment in 2004 also includes the incremental dividends from the date of issuance of the Class E preferred OP units to the date of redemption of the Class A preferred OP units. For further detail, see Note 5 to the condensed consolidated statements.
(3)	Represents the gain, net of tax, on the sale of 85% of our interest in CBM Joint Venture LLC.
(4)	Prior year per unit amounts were adjusted due to the dilutive effect of the retroactive application of EITF 04-8.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Number of hotels	99	99	99	99
Number of rooms	49,082	49,082	49,082	49,082
Percent change in Comparable Hotel RevPAR	8.0%	—	9.1%	—

Comparable hotel sales
Room	$489	$452	$1,491	$1,371
Food and beverage	221	208	754	717
Other	54	51	167	157

Comparable hotel sales (b)	764	711	2,412	2,245

Comparable hotel expenses (c)
Room	125	119	364	345
Food and beverage	182	174	568	545
Other	34	34	103	99
Management fees, ground rent and other costs	269	253	802	760

Comparable hotel expenses	610	580	1,837	1,749

Comparable hotel adjusted operating profit	154	131	575	496
Non-comparable hotel results, net (d)	17	14	61	49
Office building and limited service properties, net (e)	—	—	—	(1)
Depreciation and amortization	(85)	(83)	(254)	(242)
Corporate and other expenses	(16)	(18)	(45)	(43)

Operating profit	$70	$44	$337	$259

(a)	The reporting period for our comparable operating statistics for the third quarter of 2005 is from June 18, 2005 to September 9, 2005 and for the third quarter of 2004 from June 19, 2004 to September 10, 2004. The reporting period for year-to-date 2005 is from January 1, 2005 to September 9, 2005 and for year-to-date 2004 is from January 3, 2004 to September 10, 2004. For further detail, see “Reporting Periods” in our most recent Annual Report of Form 10-K.
(b)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-date ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Revenues per the consolidated statements of operations	$841	$781	$2,647	$2,452
Revenues of hotels held for sale	3	2	8	7
Non-comparable hotel sales	(72)	(62)	(224)	(181)
Hotel sales for the property for which we record rental income, net	10	8	35	31
Rental income for office buildings and limited service hotels	(18)	(18)	(54)	(53)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	—	(11)

Comparable hotel sales	$764	$711	$2,412	$2,245

(c)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-date ended
	September 9, 2005	September 10, 2004	September 9, 2005	September 10, 2004
Operating costs and expenses per the consolidated statements of operations	$771	$737	$2,310	$2,193
Operating costs of hotels held for sale	3	2	7	6
Non-comparable hotel expenses	(55)	(48)	(162)	(133)
Hotel expenses for the property for which we record rental income	10	8	35	32
Rent expense for office buildings and limited service hotels	(18)	(18)	(54)	(54)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	—	(10)
Depreciation and amortization	(85)	(83)	(254)	(242)
Corporate and other expenses	(16)	(18)	(45)	(43)

Comparable hotel expenses	$610	$580	$1,837	$1,749

(d)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(e)	Represents rental income less rental expense for limited service properties and office buildings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The percentage of our debt that is floating rate was 15% at September 9, 2005 and December 31, 2004. Accordingly, there have been no changes in our interest rate sensitivity. See our most recent Annual Report on Form 10-K.

Exchange Rate Sensitivity

Foreign Currency Forward Exchange Agreements

Other than those transactions disclosed in our quarterly report on Form 10-Q for the period ended March 25, 2005, there have been no other changes to, nor have we purchased or sold any other derivative instruments during the third quarter of 2005 that would affect our exchange rate sensitivity.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
June 18, 2005— July 17, 2005	14,273	1 share of HMC common stock*	—	—

July 18, 2005— August 17, 2005	91,078	1 share of HMC common stock*	—	—

August 18, 2005— September 9, 2005	74,971	1 share of HMC common stock*	—	—

Total	180,322	1 share of HMC common stock*

*	Reflects (1) common operating partnership units redeemed by holders in exchange for 1 share of Host Marriott common stock for each operating partnership unit and (2) common operating partnership units cancelled upon cancellation of a corresponding number of shares of Host Marriott Corporation common stock by Host Marriott Corporation.

Item 6. Exhibits

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred OP Unit Distributions.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST MARRIOTT, L.P.

October 18, 2005	By:	Host Marriott Corporation
Its General Partner

/s/ Larry K. Harvey
Larry K. Harvey Senior Vice President and Corporate Controller of Host Marriott Corporation