Form 10-Q
period 2006-03-24
HOST HOTELS & RESORTS L.P.
filed 2006-05-04
CIK 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 24, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25087

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2095412
(State of Incorporation)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s telephone number, including area code)

HOST MARRIOTT, L.P.

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Class	Units outstanding as of April 28, 2006
Units of limited partnership interest	536,714,081

CONDENSED CONSOLIDATED BALANCE SHEETS

March 24, 2006 and December 31, 2005

(unaudited, in millions, except per unit amounts)

	March 24, 2006	December 31, 2005
ASSETS
Property and equipment, net	$7,244	$7,434
Assets held for sale	191	73
Due from managers	81	41
Investments in affiliates	24	24
Deferred financing costs, net	53	63
Furniture, fixtures and equipment replacement fund	129	143
Other	191	154
Restricted cash	88	109
Cash and cash equivalents	481	184

Total assets	$8,482	$8,225

LIABILITIES AND PARTNERS’ CAPITAL

Debt
Senior notes, including $493 million, net of discount, of Exchangeable Senior Debentures	$3,047	$3,050
Mortgage debt	1,927	1,823
Convertible debt obligation to Host Hotels & Resorts, Inc.	19	387
Other	88	110

Total debt	5,081	5,370
Accounts payable and accrued expenses	169	165
Other	211	148

Total liabilities	5,461	5,683

Minority interest	29	26
Limited partnership interests of third parties at redemption value (representing 19.2 million units and 19.8 million units at March 24, 2006 and December 31, 2005, respectively)	405	379

Partners’ Capital
General partner	1	1
Cumulative redeemable preferred limited partner	241	241
Limited partner	2,330	1,880
Accumulated other comprehensive income	15	15

Total partners’ capital	2,587	2,137

Total liabilities and partners’ capital	$8,482	$8,225

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 24, 2006 and March 25, 2005

(unaudited, in millions, except per unit amounts)

	Quarter ended
	March 24, 2006	March 25, 2005
REVENUES
Rooms	$507	$467
Food and beverage	261	244
Other	51	50

Total hotel sales	819	761
Rental income	29	29

Total revenues	848	790

EXPENSES
Rooms	121	114
Food and beverage	189	180
Hotel departmental expenses	211	210
Management fees	35	32
Other property-level expenses	67	64
Depreciation and amortization	89	81
Corporate and other expenses	20	14

Total operating costs and expenses	732	695

OPERATING PROFIT	116	95
Interest income	5	7
Interest expense	(91)	(109)
Net gains on property transactions	1	3
Gain on foreign currency and derivative contracts	—	2
Minority interest expense	(4)	(4)
Equity in earnings (losses) of affiliates	1	(4)

INCOME (LOSS) BEFORE INCOME TAXES	28	(10)
Benefit from (provision for) income taxes	(1)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	27	(10)
Income from discontinued operations.	154	16

NET INCOME	181	6
Less: Distributions on preferred units	(6)	(8)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$175	$(2)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON UNIT:
Continuing operations	$.05	$(.05)
Discontinued operations	.39	.04

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON UNIT	$.44	$(.01)

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 24, 2006 and March 25, 2005

(unaudited, in millions)

	Quarter ended
	March 24, 2006	March 25, 2005
OPERATING ACTIVITIES
Net income	$181	$6
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(153)	(13)
Depreciation	1	3
Depreciation and amortization	89	81
Amortization of deferred financing costs	3	4
Income taxes	(1)	(2)
Net gains on property transactions	(1)	(1)
Gain on foreign currency and derivative contracts	—	(2)
Equity in (earnings) losses of affiliates	(1)	4
Distributions from equity investments	1	—
Minority interest expense	4	4
Change in due from managers	(39)	(12)
Changes in other assets	31	(5)
Changes in other liabilities	(15)	(19)

Cash provided by operations	100	48

INVESTING ACTIVITIES
Proceeds from sales of assets	251	100
Distributions from equity investments	—	1
Capital expenditures:
Renewals and replacements	(82)	(48)
Repositionings and other investments	(37)	(14)
Change in furniture, fixtures and equipment replacement fund	14	(4)
Other	—	(13)

Cash provided by investing activities	146	22

FINANCING ACTIVITIES
Financing costs	(2)	(10)
Issuance of debt	116	650
Repayment of credit facility	(20)	—
Debt prepayments	—	(280)
Scheduled principal repayments	(13)	(14)
Distributions on common OP units	(43)	—
Distributions on preferred OP units	(6)	(9)
Distributions to minority interests	(2)	—
Change in restricted cash	21	(165)

Cash provided by financing activities	51	172

INCREASE IN CASH AND CASH EQUIVALENTS	297	242
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	184	347

CASH AND CASH EQUIVALENTS, END OF PERIOD	$481	$589

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 24, 2006 and March 25, 2005

(unaudited, in millions)

Supplemental disclosure of noncash investing and financing activities:

During 2006, Host Hotels & Resorts, Inc., or Host, issued approximately 24.0 million shares of its common stock upon the conversion of approximately 7.4 million of its Convertible Subordinated Debentures valued at approximately $368 million. For each share of common stock issued by Host, we issued an equivalent number of operating partnership units, or OP units, to Host.

During the first quarter of 2006 and 2005, minority partners converted OP units valued at approximately $13 million and $5 million, respectively, in exchange for approximately 0.7 million and 0.3 million shares, respectively, of Host common stock.

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

On April 17, 2006, the partnership changed its name from Host Marriott, L.P. to Host Hotels & Resorts, L.P., or Host LP. Host LP, a Delaware limited partnership, operating through an umbrella partnership structure with Host Hotels & Resorts, Inc., or Host, as the sole general partner, is primarily the owner of hotel properties. Host operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of March 24, 2006, Host held approximately 95% of the operating partnership interests, or OP units.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 24, 2006 and the results of our operations and cash flows for the quarters ended March 24, 2006 and March 25, 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain prior year financial statement amounts have been reclassified to conform with the current presentation.

Reporting Periods

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year for its Marriott-managed hotels. In contrast, other managers of our hotels, such as Starwood and Hyatt, report results on a monthly basis. For results reported by hotel managers using a monthly reporting period (approximately one-fourth of our full-service hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). We elected to adopt the reporting period used by Marriott International modified so that our fiscal year always ends on December 31. Accordingly, our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

3.	Adoption of SFAS No.123R

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires that the cost from share-based payment transactions be recognized in the financial statements. The statement requires the cost of employee services received in exchange for an award of equity instruments to be measured based on the fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We adopted the fair value provisions of SFAS 123 in 2002 and, therefore, have recognized the costs associated with all share-based payment awards granted after January 1, 2002. Host has instituted a new restricted stock program that is accounted for using the provisions of SFAS 123R, which were effective January 1, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with Host’s conversion to a REIT, we assumed the employee obligations of Host. Upon the issuance of Host common stock under either of the two stock-based compensation plans described below, we will issue Host an equal number of OP units. Accordingly, these liabilities and related disclosures are included in our consolidated financial statements.

Restricted Stock. Host awards restricted stock shares to officers, executives and certain members of senior management. During the first quarter of 2006, Host granted shares to be distributed over the next three years in annual installments. These stock awards are considered liability awards, and, accordingly, Host re-evaluates the fair value of the awards quarterly. Vesting for these shares is determined both on continued employment as well as certain market conditions based on the achievement of total shareholder return. For the shares that vest solely on continued employment, we recognize compensation expense based on the market price as of the balance sheet date. For shares that vest based on market conditions, we recognize compensation expense over the requisite service period based on the fair value of the shares, which is estimated using a simulation or Monte Carlo method. For purpose of the simulation, we assumed Host’s common stock had a volatility of 22.2%, which is calculated based on the volatility of Host’s stock price over the last three years, a risk-free interest rate of 4.67%, which reflects the yield on a 3-year Treasury bond, and a stock beta of 0.907 compared to the REIT composite index based on three years of historical price data. The number of shares issued is adjusted for forfeitures. Host made an additional grant of shares in the first quarter of 2006 to certain key employees to be distributed over the next three years which vests based only on continued employment. We recognize compensation expense for this grant based on the market price as of the balance sheet date. All prior year stock grants were vested based on continued employment and certain performance conditions. Compensation expense on these grants was calculated based on the market price as of the balance sheet date. All prior stock grants were fully vested as of year end 2005. During the first quarter of 2006 and 2005, approximately 3,395,000 and 18,000 restricted shares, respectively, were granted. We recorded compensation expense of approximately $7 million and $4 million during the first quarter of 2006 and 2005, respectively, related to these awards. Under these awards, approximately 3,230,000 shares were outstanding at March 24, 2006.

Host also maintains a restricted stock program for its upper-middle management. Vesting for these shares is determined based on continued employment and, accordingly, we recognize compensation expense over the vesting period equal to the fair market value of the shares. These stock awards are considered equity awards, and accordingly, compensation costs related to these awards were measured on the grant date. During 2006 and 2005, approximately 166,000 shares were granted. Of these shares approximately 91,000 have been issued, approximately 4,000 have been forfeited, and approximately 71,000 remain outstanding. These shares had a weighted average grant date fair value of $18.66. Approximately 56,000 of these shares will vest during 2006. During the first quarter of 2006 and 2005, we recorded approximately $0.4 million and $0.3 million, respectively, of compensation expense related to these shares.

Employee Stock Purchase Plan. Under the terms of Host’s employee stock purchase plan, eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or end of the plan year, which runs from February 1 through January 31. We record compensation expense for Host’s employee stock purchase plan based on the fair value of the employees’ purchase rights, which is estimated using an option-pricing model with the following assumptions for March 24, 2006 and March 25, 2005, respectively: Risk-free interest rate of 4.7% and 4.3%, volatility of 33% and expected life of one year for all periods. We assume a dividend yield of 0% for these grants, as no dividends are accrued during the one year vesting period. Approximately 14,000 shares were issued in both periods ended March 24, 2006 and March 25, 2005. The weighted average fair value of the shares granted in the first quarter of 2006 and 2005 was $4.73 and $4.27, respectively. The compensation expense was not material for the periods presented.

Employee Stock Options. Effective January 1, 2002, we adopted the expense recognition provisions of SFAS 123 for employee stock options granted on or after January 1, 2002 only. Host has not granted any stock options after 2002. Options granted prior to 2002 were fully vested as of December 31, 2005. Options granted during 2002 will be fully vested during 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the 2002 stock options was estimated on the date of grant using an option-pricing model. Compensation expense for the stock options is recognized on a straight-line basis over the vesting period. The weighted average fair value per option granted during 2002 was $1.41. We recorded compensation expense of approximately $53,000 and $55,000 for the quarter ended March 24, 2006 and March 25, 2005, respectively. The aggregate intrinsic value of the exercisable options at March 24, 2006 was approximately $16 million.

The following table is a summary of the status of Host’s stock option plans for the quarter ended March 24, 2006 and year ended December 31, 2005.

	March 24, 2006		December 31, 2005
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Beginning balance	1.4	$6	2.6	$6
Granted	—	—	—	—
Exercised	(.1)	5	(1.1)	6
Forfeited/expired	—	—	(.1)	6

Ending balance	1.3	6	1.4	6

Options exercisable	1.1		1.2

The following table summarizes information about stock options at March 24, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
$ 1 – 3.5		$1	$3.5		$3
4 – 6.1		3	6.1		6
7 – 9.6		10	8.4		8
10 – 12.1		9	11.1		11
13 – 19	—	7	18	—	18

	1.3			1.1

Deferred Stock. Host discontinued issuing deferred stock in 2003. Prior to that time deferred stock granted generally vested over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. We accrue compensation expense on a straight-line basis over the vesting period for the fair market value of the shares on the date of grant, less estimated forfeitures. In 2003, 45,000 shares were granted under this plan. The weighted average fair value per share granted during 2003 was $8.00. The compensation cost related to deferred stock was immaterial for all periods presented. The implementation of SFAS 123R did not effect the calculation of compensation expense for the deferred stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Earnings (Loss) per Common Unit

Basic earnings (loss) per common unit is computed by dividing net income (loss) available to common unitholders by the weighted average number of common OP units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) available to common unitholders as adjusted for potentially dilutive securities, by the weighted average number of common OP units outstanding plus potentially dilutive securities. Dilutive securities may include units distributed to Host for Host common shares granted under comprehensive stock plans, preferred OP units held by minority partners, other minority interests that have the option to convert their interests to common OP units and the Exchangeable Senior Debentures. No effect is shown for securities that are anti-dilutive.

	Quarter ended
	March 24, 2006			March 25, 2005
	(in millions, except per unit amounts)
	Income/ (loss)	Units	Per Unit Amount	Income/ (loss)	Units	Per Unit Amount
Net income	$181	397.5	$.46	$6	371.7	$.02
Distributions on preferred units	(6)	—	(.02)	(8)	—	(.03)

Basic earnings (loss) available to common unitholders	175	397.5	.44	(2)	371.7	(.01)
Assuming distribution of units to Host for Host shares granted under its comprehensive stock plan, less shares assumed purchased at average market price	—	.9	—	—	—	—

Diluted earnings (loss) available to common unitholders	$175	398.4	$.44	$(2)	371.7	$(.01)

5.	Debt

On January 11, 2006, Host announced its intention to exercise its option to cause the conversion rights of the remaining Convertible Subordinated Debentures to expire effective February 10, 2006. Between January 1, 2006 and February 10, 2006, $368 million of Convertible Subordinated Debentures and corresponding Convertible Preferred Securities were converted into 24 million shares of Host common stock. As a result, we issued 24 million OP units to Host and reduced our Convertible debt obligation to Host Hotels & Resorts, Inc. by $368 million.

On April 5, 2006, we redeemed the remaining $2 million of outstanding Convertible Subordinated Debentures held by third parties and redeemed the remaining $17 million of Convertible Subordinated Debentures held by related parties for cash. As a result, we eliminated our Convertible debt obligation to Host Hotels & Resorts, Inc.

On January 10, 2006, we issued mortgage debt in the amount of $135 million Canadian Dollars ($116 million US Dollars based on the exchange rate on the date of issuance) with a fixed rate of 5.195% that is secured by our four Canadian properties. Interest is payable on the first of each month and the mortgage matures on March 1, 2011. On January 13, 2006, a portion of the proceeds was used to repay the $20 million outstanding balance under our credit facility.

6.	Distributions

On March 21, 2006, Host’s Board of Directors declared a cash dividend of $0.14 per share for its common stock. The dividend was paid on April 17, 2006 to stockholders of record as of March 31, 2006. Accordingly, we made a $0.14 distribution per common OP unit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Additionally, on March 21, 2006, Host’s Board of Directors declared a quarterly cash dividend of $0.625 per share for its Class C preferred stock and a cash dividend of $0.5546875 per share for its Class E preferred stock. The dividends were paid on April 17, 2006 to preferred stockholders of record as of March 31, 2006. Accordingly, we made a similar distribution on our Class C and E preferred OP units.

7.	Geographic Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial. Accordingly, we report one business segment, hotel ownership. As of March 24, 2006, our foreign operations consist of four properties located in Canada and one property located in Mexico. There were no intercompany sales between our domestic properties and our foreign properties. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended
	March 24, 2006	March 25, 2005
	(in millions)
United States	$824	$769
Canada	20	17
Mexico	4	4

Total revenue	$848	$790

8.	Comprehensive Income

Our other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the receipt of cash from HMS Host Corporation, or HM Services, subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to our distribution agreement with HM Services.

	Quarter ended
	March 24, 2006	March 25, 2005
	(in millions)
Net income	$181	$6
Other comprehensive income	—	1

Comprehensive income	$181	$7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Discontinued Operations

Assets Held for Sale. During the first quarter, we entered into a definitive, binding agreement to sell the Swissôtel The Drake, New York (the “Drake”), which was subsequently sold on March 31, 2006. We reclassified the assets and liabilities related to this hotel and two hotels sold in the first quarter of 2006 as held for sale as of March 24, 2006 and December 31, 2005, respectively. The following table summarizes the property and equipment, other assets and other liabilities for the properties classified as held for sale on the respective balance sheet dates:

	March 24, 2006	December 31, 2005
	(in millions)
Property and equipment, net	$185	$62
Other assets	6	11

Total assets	$191	$73

Other liabilities	—	—

Total liabilities	$—	$—

Dispositions. We sold four hotels during the first quarter of 2006 (the Fort Lauderdale Marina Marriott, the Albany Marriott, the Chicago Marriott Deerfield Suites and the Marriott at Research Triangle Park) for total net proceeds of approximately $251 million. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented:

	Quarter ended
	March 24, 2006	March 25, 2005
	(in millions)
Revenues	$14	$28
Income before taxes	1	4
Gain on dispositions, net of tax	153	13

10.	Acquisitions

On April 10, 2006, we consummated the acquisition of 25 domestic hotels and three foreign hotels from Starwood Hotels & Resorts Worldwide, Inc., or Starwood, through a series of transactions, including the merger of Starwood Hotels & Resorts, a Maryland real estate investment trust, or Starwood Trust, with and into a subsidiary of Host, the acquisition of the capital stock of Sheraton Holding Corporation and the acquisition of four domestic hotels in a purchase structured to allow Host’s subsidiaries to complete like-kind exchange transactions for federal income tax purposes. These transactions were completed pursuant to the Master Agreement and Plan of Merger, dated as of November 14, 2005, and amended as of March 24, 2006, (the “Master Agreement”) among Host, Host LP, Starwood, Starwood Trust and certain of their respective affiliates. Five additional Starwood hotels in Europe and two in Fiji to be acquired by Host pursuant to the Master Agreement, were deferred subject to the resolution of certain notice periods and approvals that were not lapsed or received as of April 10, 2006. The hotels in Europe have been, or will be, acquired by the newly-formed European joint venture as discussed below. The conditions for the acquisition of the Fiji hotels have not yet been satisfied.

For the 28 hotels included in the initial closing, the total consideration paid by Host to Starwood and its shareholders included the issuance of $2.27 billion of equity (133,529,412 shares of Host common stock) to Starwood stockholders, the assumption of $77 million in debt and the payment of approximately $1.0 billion in cash ($728 million, net of certain cash acquired from Starwood). An exchange price of Host common stock of $16.97 per share was calculated based on guidance set forth in Emerging Issues Task Force Issue No. 99-12, as the average of the closing prices of Host common stock during the range of trading days from two days before and after the November 14, 2005 announcement date. The amount of cash consideration paid under the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Master Agreement is subject to adjustments for, among other things, the amount of working capital at the applicable closings, the amount of assumed indebtedness, and certain capital expenditures. For each share of Host common stock issued in the transaction, we issued an equivalent OP unit to Host.

In conjunction with the Starwood acquisition, we entered into an Agreement of Limited Partnership, forming a joint venture in The Netherlands with Stichting Pensioenfonds ABP, the Dutch pension fund (“ABP”), and Jasmine Hotels Pte Ltd, a subsidiary of GIC Real Estate Pte Ltd (“GIC RE”), the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (GIC). The purpose of the joint venture is the acquisition and ownership of six European hotels.

The aggregate size of the joint venture is initially expected to be approximately $640 million, including total capital contributions of approximately $227 million, of which approximately $73 million will be contributed by us in the form of cash and through the contribution of the Sheraton Warsaw Hotel & Towers, which we acquired on April 10, 2006. Through newly-formed Dutch BVs (private companies with limited liability), we will be a limited partner in the joint venture (together with ABP and GIC RE, the “Limited Partners”) and also will serve as the general partner for the joint venture. The percentage interest of the parties in the joint venture will be 19.9% for ABP, 48% for GIC RE and 32.1% for Host LP (including our limited and general partner interests).

On May 3, 2006, the joint venture acquired from Starwood the following four hotels: the Sheraton Roma Hotel & Conference Center, Rome, Italy; The Westin Palace, Madrid, Spain, a Luxury Collection Hotel; the Sheraton Skyline Hotel & Conference Centre, Hayes, United Kingdom and The Westin Palace, Milan, Italy, a Luxury Collection Hotel. In addition, we contributed the Sheraton Warsaw Hotel & Towers, Warsaw, Poland to the joint venture. The Westin Europa & Regina, Venice, Italy is expected to be acquired by the joint venture by June 15, 2006.

Pursuant to the agreements, distributions to partners will be made on a pro-rata basis (based on their limited partnership interests) until certain return thresholds are met. As those thresholds are met, our general partnership interest will receive an increasing percentage of the distributions. An affiliate of Host LP has entered into an asset management agreement with the joint venture to provide asset management services in return for an annual asset management fee. Host LP or its affiliates will be responsible for paying certain expenses related to asset management, including all salaries and employee benefits of employees and related overhead, including rent, utilities, office equipment, necessary administrative and clerical functions and other similar overhead expenses. The initial term of the joint venture is ten years subject to extensions with partner approval. Because of our minority ownership interest and due to certain rights given to ABP and GIC RE, the joint venture will not be consolidated.

11.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

All of our subsidiaries guarantee our senior notes except those owning 21 of the full-service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheets

(in millions)

The following condensed consolidating information sets forth the financial position as of March 24, 2006 and December 31, 2005, results of operations for the quarter ended March 24, 2006 and March 25, 2005 and cash flows for the quarter ended March 24, 2006 and March 25, 2005 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

March 24, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$881	$3,515	$2,848	$—	$7,244
Assets held for sale	—	—	191	—	191
Due from managers	(5)	10	79	(3)	81
Investments in affiliates	3,330	973	29	(4,308)	24
Rent receivable	—	21	199	(220)	—
Deferred financing costs, net	36	2	15	—	53
Furniture, fixtures and equipment replacement fund	29	16	84	—	129
Other	759	6	133	(707)	191
Restricted cash	1	—	87	—	88
Cash and cash equivalents	370	23	88	—	481

Total assets	$5,401	$4,566	$3,753	$(5,238)	$8,482

Debt	$2,382	$1,343	$1,863	$(507)	$5,081
Other liabilities	110	252	524	(506)	380

Total liabilities	2,492	1,595	2,387	(1,013)	5,461
Minority interests	—	—	29	—	29
Limited partner interest of third parties at redemption value	405	—	—	—	405
Partners’ capital	2,504	2,971	1,337	(4,225)	2,587

Total liabilities and partners’ capital	$5,401	$4,566	$3,753	$(5,238)	$8,482

December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$880	$3,544	$3,010	$—	$7,434
Assets held for sale	38	35	—	—	73
Due from managers	(9)	5	46	(1)	41
Investments in affiliates	3,876	974	29	(4,855)	24
Rent receivable	—	21	183	(204)	—
Deferred financing costs, net	46	1	16	—	63
Furniture, fixtures and equipment replacement fund	34	26	83	—	143
Other	107	430	162	(545)	154
Restricted cash	2	—	107	—	109
Cash and cash equivalents	84	23	77	—	184

Total assets	$5,058	$5,059	$3,713	$(5,605)	$8,225

Debt	$2,431	$1,308	$1,875	$(244)	$5,370
Other liabilities	111	280	428	(506)	313

Total liabilities	2,542	1,588	2,303	(750)	5,683
Minority interests	—	—	26	—	26
Limited partner interest of third parties at redemption value	379	—	—	—	379
Partners’ capital	2,137	3,471	1,384	(4,855)	2,137

Total liabilities and partners’ capital	$5,058	$5,059	$3,713	$(5,605)	$8,225

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended March 24, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$84	$74	$775	$(85)	$848
Hotel operating expenses	—	—	(556)	—	(556)
Property-level expenses	(7)	(22)	(38)	—	(67)
Depreciation and amortization	(12)	(41)	(36)	—	(89)
Corporate and other expenses	(3)	(9)	(8)	—	(20)
Rental expense	—	—	(140)	140	—
Interest income	24	2	2	(23)	5
Interest expense	(49)	(30)	(35)	23	(91)
Net gains on property transactions	—	—	1	—	1
Minority interest expense	—	—	(4)	—	(4)
Equity in earnings (losses) of affiliates	35	3	—	(37)	1

Income (loss) before income taxes	72	(23)	(39)	18	28
Benefit (provision) for income taxes	(2)	—	1	—	(1)

INCOME (LOSS) FROM CONTINUING OPERATIONS	70	(23)	(38)	18	27
Income from discontinued operations	111	43	—	—	154

NET INCOME (LOSS)	$181	$20	$(38)	$18	$181

Quarter ended March 25, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$76	$67	$772	$(125)	$790
Hotel operating expenses	—	—	(536)	—	(536)
Property-level expenses	(7)	(21)	(36)	—	(64)
Depreciation and amortization	(11)	(37)	(33)	—	(81)
Corporate and other expenses	(2)	(6)	(6)	—	(14)
Rental expense	—	—	(125)	125	—
Interest income	11	—	1	(5)	7
Interest expense	(49)	(31)	(34)	5	(109)
Net gains on property transactions	—	—	3	—	3
Gain on foreign currency and derivative contracts	—	2	—	—	2
Minority interest expense	—	—	(4)	—	(4)
Equity in earnings (losses) of affiliates	(13)	(10)	(5)	24	(4)

Income (loss) before income taxes	5	(36)	(3)	24	(10)
Benefit from (provision for) income taxes	(2)	—	2	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	3	(36)	(1)	24	(10)
Income (loss) from discontinued operations	3	22	(9)	—	16

NET INCOME (LOSS)	$6	$(14)	$(10)	$24	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Quarter ended March 24, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$122	$17	$(39)	$100

INVESTING ACTIVITIES
Proceeds from sale of assets, net	139	112	—	251
Capital expenditures	(14)	(58)	(47)	(119)
Change in furniture, fixtures and equipment replacement fund	5	10	(1)	14

Cash provided by (used in) investing activities	130	64	(48)	146

FINANCING ACTIVITIES
Financing costs	(2)	—	—	(2)
Issuances of debt	—	116	—	116
Repayment of credit facility	(20)	—	—	(20)
Scheduled principal repayments	—	(1)	(12)	(13)
Distributions on common OP units	(43)	—	—	(43)
Distributions on preferred OP units	(6)	—	—	(6)
Distributions to minority interest	—	—	(2)	(2)
Change in restricted cash	1	—	20	21
Transfers to/from Parent	104	(196)	92	—

Cash provided by (used in) financing activities	34	(81)	98	51

INCREASE IN CASH AND CASH EQUIVALENTS	$286	$—	$11	$297

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Quarter ended March 25, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operating activities	$25	$(2)	$25	$48

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	40	60	100
Distributions from equity investments	—	1	—	1
Capital expenditures	(9)	(28)	(25)	(62)
Change in furniture, fixtures and equipment replacement fund	11	(11)	(4)	(4)
Other investments	(13)	—	—	(13)

Cash provided by (used in) investing activities	(11)	2	31	22

FINANCING ACTIVITIES
Financing costs	(10)	—	—	(10)
Issuances of debt	650	—	—	650
Debt prepayments	(260)	—	(20)	(280)
Scheduled principal repayments	—	(3)	(11)	(14)
Distributions on preferred OP units	(9)	—	—	(9)
Change in restricted cash	(127)	—	(38)	(165)
Transfer to/from Parent	49	6	(55)	—

Cash provided by (used in) financing activities	293	3	(124)	172

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$307	$3	$(68)	$242

12.	Subsequent Events

On March 31, 2006, we sold the 495-room Drake and nearby retail space, which were classified as held for sale at March 24, 2006, for a sales price of approximately $440 million, resulting in a gain of approximately $235 million.

On April 4, 2006, we issued $800 million of 6 3/4% Series P senior notes and received net proceeds of approximately $787 million. The Series P senior notes mature on June 1, 2016 and are equal in right of payment with all of our other senior indebtedness. Interest is payable semiannually in arrears on June 1 and December 1, beginning on December 1, 2006. A portion of the proceeds from the offering was used for the Starwood acquisition.

On April 19, 2006, we announced that we will, with proceeds from our Series P senior notes offering, redeem, at par, all 5,980,000 units of our Class C cumulative redeemable preferred units (“Class C preferred units”) for approximately $151 million on May 19, 2006, including accrued distributions. The fair value of the Class C preferred units (which is equal to the redemption price) exceeds the carrying value of the preferred units by approximately $6 million. The $6 million represents the original issuance costs. Accordingly, when we redeem the Class C preferred units, this amount will be reflected in the determination of net income available to common unitholders for the purpose of calculating our basic and diluted earnings (loss) per unit. In addition, on April 19, 2006, we also announced that we will, with proceeds from the Series P senior notes offering, redeem approximately $136 million of 7 7/8% Series B senior notes. We will record a loss of approximately $3 million related to this early extinguishment of debt, which includes the payment of the call premium and the acceleration of the original issue discounts and related deferred financing fees. The remaining proceeds from the Series P senior notes offering will be used for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. (formerly, Host Marriott Corporation), is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P. (formerly, Host Marriott, L.P.), a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds 96% of the partnership interests on May 3, 2006. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

Forward-Looking Statements

In this report on Form 10-Q, we make some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and in other filings with the Securities and Exchange Commission (SEC). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report to conform the statement to actual results or changes in our expectations.

Quarterly Summary

As of May 3, 2006, we own 129 full-service hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business, see our most recent Annual Report on Form 10-K.

Recent Events

European Joint Venture

In conjunction with the Starwood acquisition, we entered into an Agreement of Limited partnership, forming a joint venture in The Netherlands with Stichting Pensioenfonds ABP, the Dutch pension fund (“ABP”), and Jasmine Hotels Pte Ltd, a subsidiary of GIC Real Estate Pte Ltd (“GIC RE”), the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (GIC). The purpose of the joint venture is the acquisition and ownership of six European hotels.

The aggregate size of the joint venture is initially expected to be approximately $640 million, including total capital contributions of approximately $227 million, of which approximately $73 million will be contributed by us in the form of cash and through the contribution of the Sheraton Warsaw Hotel & Towers, which we acquired on April 10, 2006. Through newly-formed Dutch BVs (private companies with limited liability), we will be a limited partner in the joint venture (together with ABP and GIC RE, the “Limited Partners”) and also will serve as the general partner for the joint venture. The percentage interest of the parties in the joint venture will be 19.9% for ABP, 48% for GIC RE and 32.1% for Host LP (including our limited and general partner interests).

On May 3, 2006, the joint venture acquired from Starwood the following four hotels: the Sheraton Roma Hotel & Conference Center, Rome, Italy; The Westin Palace, Madrid, Spain, a Luxury Collection Hotel; the Sheraton Skyline Hotel & Conference Centre, Hayes, United Kingdom; and The Westin Palace, Milan, Italy, a Luxury Collection Hotel. In addition, we contributed the Sheraton Warsaw Hotel & Towers, Warsaw, Poland to the joint venture. The Westin Europa & Regina, Venice, Italy is expected to be acquired by the joint venture by June 15, 2006.

The partners are contemplating entering into an expanded joint venture, which would be subject to antitrust clearance. In the event that such approval is obtained and the parties enter into the expanded venture, then in exchange for providing certain additional approval rights to the Limited Partners and subject to certain exclusivity provisions, the partners would increase the aggregate size of the joint venture to approximately €533 million of equity (of which approximately €171 million would be contributed by Host) and, after giving effect to indebtedness the joint venture would be expected to incur, aggregate funds that the hospitality venture would have available for investment are expected to be approximately €1.5 billion. The focus of the expanded joint venture would be on the acquisition, ownership and potential disposition of full service hotel properties located in Europe (with properties in particular in the United Kingdom, France, Germany, Italy and Spain). In connection with the expanded joint venture, the partners would also agree that, subject to certain exceptions, investments that are consistent with the joint venture’s investment parameters would be made through the joint venture for a period of two years (three years in the case of Host) or earlier in the event that at least 90% of the joint venture’s committed capital is called or reserved for use prior to such date.

Pursuant to the agreements, distributions to partners will be made on a pro-rata basis (based on their limited partnership interests) until certain return thresholds are met. As those thresholds are met, our general partnership interest will receive an increasing percentage of the distributions. An affiliate of Host LP has entered into an asset management agreement with the joint venture to provide asset management services in return for an annual asset management fee. Host LP or its affiliates will be responsible for paying certain expenses related to asset management, including all salaries and employee benefits of employees and related overhead, including rent, utilities, office equipment, necessary administrative and clerical functions and other similar overhead expenses. The initial term of the joint venture is ten years subject to two one-year extensions with partner approval. Because of our minority ownership interest and due to certain rights given to ABP and GIC RE, the joint venture will not be consolidated.

Starwood Acquisition

On April 10, 2006, we consummated the acquisition of 25 domestic hotels and three foreign hotels from Starwood Hotels & Resorts Worldwide, Inc., or Starwood, through a series of transactions, including the merger of Starwood Hotels & Resorts, a Maryland real estate investment trust, or Starwood Trust, with and into a subsidiary of Host, the acquisition of the capital stock of Sheraton Holding Corporation and the acquisition of four domestic hotels in a purchase structured to allow Host’s subsidiaries to complete like-kind exchange transactions for federal income tax purposes. These transactions were completed pursuant to the Master Agreement and Plan of Merger, dated as of November 14, 2005, and amended as of March 24, 2006, (the “Master Agreement”) among Host, Host LP, Starwood, Starwood Trust and certain of their respective affiliates. Seven additional Starwood hotels to be acquired by Host pursuant to the Master Agreement, were deferred subject to the resolution of certain notice periods and approvals that were not lapsed or received as of April 10, 2006. See the above discussion of the European joint venture. The conditions for the acquisition of the Fiji hotels have not yet been satisfied.

For the 28 hotels included in the initial closing, the total consideration paid by Host to Starwood and its shareholders included the issuance of $2.27 billion of equity (133,529,412 shares of Host common stock) to Starwood stockholders, the assumption of $77 million in debt and the payment of approximately $1.0 billion in cash ($728 million, net of certain cash acquired from Starwood). An exchange price of Host common stock of $16.97 per share was calculated based on guidance set forth in Emerging Issues Task Force Issue No. 99-12, as the average of the closing prices of Host common stock during the range of trading days from two days before and after the November 14, 2005 announcement date. The amount of cash consideration paid under the Master Agreement is subject to adjustments for, among other things, the amount of working capital at the applicable closings, the amount of assumed indebtedness, and certain capital expenditures. For each share of Host common stock issued in the transaction, we issued an equivalent OP unit to Host.

Financing and Disposition Activity

On March 31, 2006, we sold the 495-room Swissôtel The Drake, New York, or the Drake, and nearby retail space, which were classified as held for sale at March 24, 2006, for a sales price of approximately $440 million, resulting in a gain of approximately $235 million.

On April 4, 2006, we issued $800 million of 6 3/4% Series P senior notes and received net proceeds of approximately $787 million. The Series P senior notes mature on June 1, 2016 and are equal in right of payment with all of our other senior indebtedness. Interest is payable semi-annually in arrears on June 1 and December 1, beginning on December 1, 2006. A portion of the proceeds from the offering was used to fund the Starwood acquisition. On April 19, 2006, we announced that we will, with proceeds from our Series P senior notes offering, redeem, at par, all 5,980,000 units of our Class C cumulative redeemable preferred units (“Class C preferred units”) for approximately $151 million on May 19, 2006, including accrued distributions. The fair value of the Class C preferred units (which is equal to the redemption price) exceeds the carrying value of the preferred units by approximately $6 million. The $6 million represents the original issuance costs. Accordingly, when we redeem the Class C preferred units, this amount will be reflected in the determination of net income available to common unitholders for the purpose of calculating our basic and diluted earnings (loss) per unit. In addition, on April 19, 2006, we also announced that we will, with proceeds from our Series P senior notes offering, redeem approximately $136 million of our 7 7/8% Series B senior notes. We will record a loss of approximately $3 million related to this early extinguishment of debt, which includes the payment of the call premium and the acceleration of the original issue discounts and related deferred financing fees. The remaining proceeds from the Series P senior notes offering will be used for general corporate purposes.

On April 5, 2006, we redeemed the remaining $2 million of outstanding Convertible Subordinated Debentures held by third parties and the remaining $17 million outstanding Convertible Subordinated Debentures held by related parties for cash. As a result, we eliminated our Convertible debt obligation to Host Hotels & Resorts, Inc.

Our Outlook

We believe lodging demand will continue to grow through the remainder of 2006, which should allow our managers to continue to increase room rates at our hotels, while maintaining or slightly increasing occupancy levels. In the first quarter of 2006, RevPAR for our comparable hotels increased 7.6% over the same period last year. Based on a March 31, calendar quarter end, our comparable hotel RevPAR increased 8.8% over the first quarter of 2005. See discussion of our Reporting Periods in our most recent annual report on Form 10-K. RevPAR is defined as the product of the average of the daily room rates charged and the average daily occupancy achieved and is generally considered a key performance indicator for hotels. Improvements in RevPAR at our comparable hotels for the first quarter of 2006 were driven by a 7.7% increase in average room rate, while occupancy remained stable, with a decline of only 0.1 percentage points. This is a result of a number of positive trends such as strong United States GDP growth, low supply growth of new luxury and upper upscale hotels, particularly in our markets, and strengthening in group and transient demand. As a result of these trends, we expect comparable hotel RevPAR to increase approximately 8% to 10% for both the full year of 2006 and the second quarter of 2006.

We expect the supply growth of luxury and upper upscale hotels to continue to be low for the next two to three years. Although always subject to uncertainty, supply growth is relatively easier to forecast than demand growth due to the long permit, approval and development lead-times associated with building new full-service hotels or expanding existing full-service hotels. Although the pipeline for new hotel supply has begun to accelerate from cyclical lows, the majority of new projects continue to be focused in the upscale and mid-scale segments and in locations outside of the top 25 Metropolitan Statistical Areas, or MSA. According to Lodging Econometrics, new supply growth for the luxury and upper upscale segments in the top 25 MSAs is anticipated to be 1.4% in 2006 and 2.1% in 2007. These growth rates are below the total industry-wide growth expectations of 2.0% in 2006 and 2.6% in 2007. We believe, based on a review of forecast supply growth in the specific geographic markets where we have hotels (approximately 72% of our hotels are in the top 25 MSAs), the supply growth of hotels potentially competitive with our hotels will be slightly lower than the industry-wide growth as forecast by Lodging Econometrics.

The performance of our portfolio is also significantly affected by: the property type, which includes urban, resort, airport and suburban hotels, the property size and composition, which includes full-service hotels with an average of over 500 rooms to much larger convention properties, as well as the specific competitive factors in the individual markets in which the properties operate. For example, we have seen significant improvement in operations in certain markets such as Houston and Chicago. Some of our larger properties in weaker markets continue to lag the portfolio, but we are beginning to see signs of improving market strength in several of these markets including Boston. We are continuing our capital expenditure plan at many of our properties, which we believe will enhance their competitive market position and improve their operating performance. We expect increasing demand to continue to improve operations at our hotels as markets strengthen, which should positively affect margin and RevPAR growth.

We assess profitability by measuring changes in our operating margins, which are calculated as operating profit as a percentage of total revenues. Operating margins improved during the first quarter, as the average room rate increases at our hotels exceeded the rate of inflation, which is a trend we expect to continue. Operating margins continue to be affected, however, by certain costs, primarily insurance, wages, benefits and utilities, which increased at a rate greater than inflation, a trend that we expect to continue in the near term. As a result of the large-scale devastation due to hurricanes in 2005, we expect insurance costs to increase approximately 40% for the full year. Insurance costs reflect approximately 1% of our expenses. We expect utility costs to increase by over 10% in 2006. Utility costs represent approximately 5.0% of our expenses.

Operating margins are also affected by our food and beverage operations, which historically represent approximately 30% of our revenues. During the first quarter, food and beverage revenue growth at our comparable hotels was 7.5%, with a food and beverage margin increase of 2.0 percentage points. As the economy continues to grow, we expect food and beverage revenue to continue to increase, in particular catering revenue, which should result in further improvement in our operating margins.

We also expect to see improvements in RevPAR and operating margins as we continue our strategy of recycling assets. Over the past two years, we have acquired luxury and upper upscale properties in urban and resort/convention destinations, where further large-scale lodging development typically is limited, and have generally disposed of individual assets in suburban and secondary markets. The assets we have acquired have higher RevPAR, higher margins and, we believe, higher growth potential than those we have sold. Over time, these assets should contribute to improvements in overall RevPAR and margins, as well as an increase in the average per room replacement cost of our portfolio.

While we believe the combination of improving demand trends and low supply trends in the lodging industry, discussed here and in our Annual Report on Form 10-K, creates the opportunity for business improvements in 2006 and 2007, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended		% Increase (Decrease)
	March 24, 2006	March 25, 2005
Revenues
Total hotel sales	$819	$761	7.6%
Operating costs and expenses:
Property-level costs (1)	712	681	4.6
Corporate and other expenses	20	14	42.9
Operating profit	116	95	22.1
Interest expense	91	109	(16.5)
Minority interest expense	4	4	N/M
Income from discontinued operations	154	16	N/M
Net income	181	6	N/M
Comparable hotel operating statistics:
RevPAR	$128.65	$119.59	7.6%
Average room rate	$181.24	$168.25	7.7%
Average occupancy	71.0%	71.1%	(0.1	) pts.

(1)	Amount represents total operating costs and expenses per our consolidated statements of operations less corporate expenses.
(2)	N/M=Not meaningful

2006 Compared to 2005

Hotel Sales Overview. Hotel sales increased $58 million, or 7.6%, to $819 million for the first quarter of 2006. Hotel sales include approximately $9 million for the first quarter of 2006 of sales from a hotel acquired in 2005 and exclude sales for the properties we sold in 2006. Sales for properties sold in 2006 or 2005 or classified as held for sale as of March 24, 2006 have been reclassified as discontinued operations on our condensed consolidated statements of operations. See “Discontinued Operations” below.

We discuss operating results for our full-service hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of March 24, 2006, 98 of our 103 full-service hotels have been classified as comparable hotels. The following discussion is of the sales results of our comparable hotels considering the mix of business (i.e. transient, group or contract), property type (i.e. urban, suburban, resort/convention or airport) and geographic region. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels and further detail on these classifications.

Comparable hotel sales increased 7.2% to $802 million, for the first quarter. The growth in revenue reflects the increase in comparable RevPAR of 7.6% for the first quarter of 2006, as a result of an increase in average room rates of 7.7%, while occupancy remained stable, with a decrease of only 0.1 percentage points. Food and beverage revenues for our comparable hotels increased 7.5% for the quarter, primarily due to an increase in catering and outlet revenues.

Comparable Hotel Sales by Customer Mix. Our hotel customers consist of three broad groups: transient, group and contract business. Transient demand broadly represents individual business or leisure travelers. Group demand represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. Contract demand refers to blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates. Contract rates are usually utilized by hotels that are located in markets that are experiencing consistently low levels of demand. Similar to the majority of the lodging industry, we further categorize business within these groups based on characteristics they have in common. For further detail on these groups, see our annual report on Form 10-K.

Demand remained strong in the first quarter of 2006, enabling our operators to significantly increase average daily room rates, particularly in the premium and corporate transient segments. For our comparable Marriott and Ritz-Carlton hotels, which represented 84% of our total comparable rooms in the first quarter of 2006, transient average room rate increased 10.5% for the quarter driven by premium and corporate average daily rates. We expect that increased levels of transient demand will enable our managers to continue rate increases throughout the remainder of 2006.

Total group room revenue for our comparable Marriott and Ritz-Carlton hotels increased slightly for the first quarter compared to last year, and average room rate increased approximately 4.5% for the quarter. Group booking pace is up for the remainder of the year, reflecting our managers’ strategy of keeping more rooms available for the higher-rated transient segments; however, room rates for groups are expected to be strong for the remainder of 2006 and should continue to improve in 2007.

Comparable Hotel Sales by Property Type. For the first quarter of 2006, revenues increased significantly across all of our hotel property types. Our suburban hotels had the strongest growth in RevPAR as comparable hotel RevPAR increased 11.6% for the first quarter, which reflected an average room rate increase of 10.0% for the quarter. Our urban hotels performed well thus far in 2006, with comparable hotel RevPAR growth of 7.9% to $135.72 for the quarter. The significant increase in comparable hotel RevPAR at our urban properties was primarily driven by the increases in average room rate of 7.6% for the quarter, while average occupancy improved by 0.2 percentage points. Our resort/convention hotels had comparable hotel RevPAR growth of 3.3% to $199.78, which reflected lower group bookings at several of our larger resort/convention hotels. Our airport hotels experienced comparable hotel RevPAR increases of 8.3% for the quarter, which reflected an average room rate increase of 10.0% for the quarter.

Comparable Hotel Sales by Geographic Region. During the first quarter, the majority of our geographic regions experienced strong growth in comparable hotel RevPAR with the North Central, Atlanta, New England and International regions all experiencing double-digit comparable hotel RevPAR growth.

The North Central region of our portfolio experienced increases in comparable hotel RevPAR of 20.9% for the quarter as the average room rate increased 6.3% and the average occupancy increased 7.8 percentage points. The improvement was the result of the strong performance of our six hotels in our Chicago market, where comparable hotel RevPAR grew by 26.0% for the quarter.

Comparable hotel RevPAR for our Atlanta region increased 14.3% for the quarter. The region was led by its luxury hotels, which averaged approximately 19% RevPAR growth as occupancies increased significantly. The region also improved as a result of business that relocated from the New Orleans market.

Our Pacific region had a comparable hotel RevPAR increase of 8.1% for the quarter. The region was led by our San Diego market, where comparable hotel RevPAR increased 13.2% for the quarter.

Our Mountain region experienced a comparable hotel RevPAR increase of 8.9% for the quarter. The region was led by our Phoenix market, which experienced an increase in comparable hotel RevPAR of 10.7% for the quarter.

Comparable hotel RevPAR for our Mid-Atlantic region increased 9.7% for the quarter, which was driven by comparable hotel RevPAR growth of 14.7% at our New York City hotels. Strong group, transient and international demand continues to drive the improved performance in the New York market.

Comparable hotel RevPAR in our Florida region grew by 3.5% for the quarter. The results in the region continue to be negatively affected by a decrease in comparable hotel RevPAR at the Orlando World Center Marriott Resort & Convention Center due to a decrease in group bookings in the quarter; however, we expect the region to improve for the remainder of 2006.

Our DC Metro region was the only region to experience a decline in comparable hotel RevPAR for the quarter. The 6.1% decrease in comparable hotel RevPAR reflected the accelerated renovation at the JW Marriott, Washington, D.C., which had a significant number of rooms out of service in the quarter, as well as an overall decrease in Congressional activity and other festivities related to the Presidential inauguration in the first quarter of 2005. We expect operating results will improve in this region in the second quarter and for the full year.

Comparable hotel RevPAR for our New England region increased 12.9% during the quarter. Our Boston market, which had been underperforming our entire portfolio, had a comparable hotel RevPAR increase of 14.3% for the quarter due to very strong transient demand. Performance in this region should continue to improve over time, based on expected increases in convention activity throughout 2006 and overall improvements in the Boston economy.

Comparable hotel RevPAR in our South Central region grew by 9.6% for the quarter, driven primarily by strong increases in occupancy and average room rate at our three properties in Houston.

Comparable hotel RevPAR for our international properties increased 11.4% for the quarter. Our four Canadian properties, three of which are in Toronto, experienced an increase in comparable hotel RevPAR of 11.0% for the quarter.

Property-level Operating Costs. Property-level operating costs and expenses increased $31 million, or 4.6% for the first quarter of 2006. Property-level operating costs and expenses exclude the costs for hotels we have sold and held for sale, which are included in discontinued operations. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, utility costs increased 15.8% for the quarter, primarily due to increases in oil and gas prices. We expect operating costs to continue to increase during the remainder of 2006 as a result of variable costs increasing with occupancy increases, and certain costs increasing at a rate above inflation, particularly energy prices and insurance

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, corporate insurance, audit fees, building rent and system costs. Corporate expenses increased by $6 million, or 42.9%, for the first quarter primarily due to an increase in Host’s share-based payment expense.

Interest Income. Interest income decreased $2 million for the first quarter, primarily due to decreased cash and restricted cash balances, which was slightly offset by increases in the interest rate earned on those balances.

Interest Expense. Interest expense decreased $18 million for the first quarter of 2006 as a result of the decrease in our interest obligations and $12 million of prepayment penalties incurred in the first quarter of 2005, which we did not incur in 2006. We had no debt prepayments or refinancings during the first quarter of 2006. The declines in interest expense, however, were partially offset by increased interest rates for our variable rate debt.

Equity in Earnings (Losses) of Affiliates. Equity in earnings (losses) of affiliates increased by $5 million for the first quarter due to an increase in earnings of CBM Joint Venture L.P., which had recorded net losses in the first quarter of 2005. During the second quarter of 2005, we sold 85% of our interests and retained a 3.6% interest in CBM Joint Venture L.P.

Discontinued Operations. Discontinued operations consist of one hotel classified as held for sale as of March 24, 2006, four hotels sold in the first quarter of 2006 and five hotels sold in 2005 and represent the results of operations and the gain or loss on their disposition. For the first quarter of 2006 and 2005, revenues for these properties were $14 million and $28 million, respectively, and income before taxes was $1 million and $4 million, respectively. We recognized a gain, net of tax, of approximately $153 million and $13 million for the first quarter of 2006 and 2005, respectively, on the disposition of these hotels.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 103 full-service hotels that we owned on March 24, 2006, 98 have been classified as comparable hotels. The operating results of the following five hotels that we owned as of March 24, 2006 are excluded from comparable hotel results for these periods:

•	Newport Beach Marriott Hotel & Spa (major renovation started in July 2004);

•	Mountain Shadows Resort and Golf Club (hotel to be sold pending completion of significant contingencies, which have not been resolved as of March 24, 2006);

•	Atlanta Marriott Marquis (major renovation started in August 2005);

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005); and

•	Hyatt Regency Washington on Capital Hill, Washington, D.C. (acquired in September 2005).

In addition, the operating results of the nine hotels we disposed of in the first quarter of 2006 and full year 2005 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with industry data provided by hospitality research firms such as Smith Travel Research. For further discussion of our geographic regions and property types see our most recent Annual Report on Form 10-K. The following tables set forth performance information for our comparable full-service hotels by geographic region for the first quarter of 2006 and 2005.

Comparable by Region (a)

	As of March 24, 2006		Quarter ended March 24, 2006			Quarter ended March 25, 2005			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	21	11,485	$196.54	73.6%	$144.61	$179.62	74.5%	$133.77	8.1%
Florida	10	6,448	222.15	77.8	172.79	205.96	81.0	166.92	3.5
Mid-Atlantic	9	6,361	207.17	73.1	151.53	186.88	73.9	138.12	9.7
North Central	13	5,130	127.35	64.7	82.45	119.86	56.9	68.17	20.9
DC Metro	11	4,661	192.96	63.3	122.06	180.73	71.9	129.92	(6.1)
South Central	7	4,126	143.21	76.0	108.82	133.87	74.2	99.32	9.6
Atlanta	10	3,743	168.24	71.7	120.70	154.19	68.5	105.58	14.3
New England	6	3,032	142.28	63.7	90.60	136.25	58.9	80.26	12.9
Mountain	6	2,210	157.87	63.1	99.61	146.02	62.6	91.47	8.9
International	5	1,953	141.07	68.0	95.88	125.15	68.7	86.04	11.4

All Regions	98	49,149	181.24	71.0	128.65	168.25	71.1	119.59	7.6

Comparable by Property Type (a)

	As of March 24, 2006		Quarter ended March 24, 2006			Quarter ended March 25, 2005			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	41	23,620	$186.70	72.7%	$135.72	$173.44	72.5%	$125.73	7.9%
Suburban	30	11,363	144.51	65.1	94.01	131.41	64.1	84.27	11.6
Airport	16	7,328	136.53	71.9	98.13	124.11	73.0	90.60	8.3
Resort/ Convention	11	6,838	269.08	74.2	199.78	254.37	76.0	193.40	3.3

All Types	98	49,149	181.24	71.0	128.65	168.25	71.1	119.59	7.6

(a)	The reporting period for our comparable operating statistics for the first quarter of 2006 is from December 31, 2005 to March 24, 2006 and for the first quarter of 2005 from January 1, 2005 to March 25, 2005. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

The following statistics are for all of our full-service properties as of March 24, 2006 and March 25, 2005, respectively. The operating statistics include the results of operations for four hotels sold in the first quarter of 2006 and five hotels sold in 2005 prior to their disposition.

All Full-Service Properties

	Quarter ended
	March 24, 2006	March 25, 2005
Average Room Rate	$179.21	$165.83
Average Occupancy	70.6%	70.8%
RevPAR	$126.55	$117.41

Liquidity and Capital Resources

Cash Requirements

Host uses cash primarily for acquisitions, capital expenditures, debt payment and dividends to stockholders. As a REIT, Host is required to distribute to its stockholders at least 90% of its taxable income on an annual basis. Funds used by Host to make these distributions are provided by Host LP. We depend primarily on external sources of capital to finance future growth, including acquisitions.

Cash Balances. As of March 24, 2006, we had $481 million of cash and cash equivalents, which was an increase of $297 million from December 31, 2005. The increase is primarily attributable to the net proceeds from the sale of four hotels in January and the issuance of $116 million of mortgage debt. Since 2002, our cash balances have been in excess of $100 million to $125 million, which we had historically maintained in years prior to 2002, in order to provide additional liquidity and flexibility due to then declining economic conditions and the threat of terrorist attacks. Management believes that with the current environment and the flexibility and capacity provided by our credit facility and the continuing growth of the economy, we expect to lower our cash balances to $100 million to $125 million over the next several quarters.

Since March 24, 2006, we have issued $800 million of 6 3/4% Series P senior notes due in 2016 for net proceeds of approximately $787 million, which were used, or will be used, to fund a portion of the Starwood acquisition, redeem the remaining $136 million of 7 7/8% Series B senior notes, redeem all of the $151 million 10% Class C preferred units, including accrued distributions, and other general corporate purposes. In addition, subsequent to quarter end, we received $420 million in net proceeds from the sale of the Swissôtel The Drake, New York, funded approximately $750 million of cash, including certain transaction expenses, net of certain cash acquired from Starwood in the first phase of the Starwood acquisition and paid approximately $60 million in common and preferred distributions. Upon the completion of these transactions, we will have approximately $590 million of available cash, $115 million of which will be used to purchase the deferred Fijian hotels from Starwood and to fund our cash investment in the European joint venture.

As of March 24, 2006, we also had $88 million of cash that was restricted as a result of lender requirements. The restricted cash balances do not have a significant effect on our liquidity. We have approximately $172 million of debt that will mature prior to 2007. However, $88 million of this debt can be extended for two one-year terms if certain conditions are met. We also have scheduled principal repayments totaling approximately $43 million for the remainder of 2006. We believe we have sufficient cash, or availability under our line of credit, to deal with our near-term maturities, as well as any decline in the cash flow from our business.

On January 13, 2006, we repaid the outstanding balance of $20 million under our credit facility. Currently, we have the full amount of $575 million available under our credit facility.

Reducing future interest payments and leverage remains a key management priority. We may continue to redeem or refinance senior notes and mortgage debt from time to time to take advantage of favorable market conditions. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and Funds From Operations, or FFO, per diluted unit, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs.

Capital Expenditures. For the first quarter of 2006, our renewal and replacement capital expenditures were approximately $82 million. We expect total renewal and replacement capital expenditures for 2006 to be approximately $250 million to $300 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash.

For the first quarter of 2006, we spent approximately $37 million in repositioning/return on investment (ROI) projects. These projects include, for example, expanding ballroom, spa or conference facilities and major rooms repositionings. We expect to spend approximately $250 million to $260 million in 2006 on these investment projects. In addition, we expect to spend several hundred million on such investments over the next several years. For further discussion of these projects and capital expenditures, see our most recent Annual Report on Form 10-K.

Acquisitions. We remain interested in pursuing single asset and portfolio acquisitions, both domestically and abroad. We believe that there are, and will continue to be, opportunities to acquire assets that are consistent with our target profile of luxury and upper upscale properties in urban and resort/convention locations where further large scale lodging development is limited. Any acquisitions may be funded, in part, from our available cash, draws under our credit facility or other debt financing, proceeds from asset sales or through equity offerings by Host or the issuance of debt or OP units by Host LP. We may acquire properties through various structures, including through our joint venture with ABP and GIC RE or through similar joint ventures with other partners. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for the first quarter of 2006 increased $52 million to $100 million from $48 million for the first quarter of 2005, due primarily to the increase in operating profit in 2006.

Cash Provided by Investing Activities. Cash provided by investing activities for the first quarter of 2006 increased $124 million to $146 million from $22 million for the first quarter of 2005. Activity for the first quarter of 2006 included the sale of four non-core hotels for net proceeds of approximately $251 million. Additionally, we increased our capital expenditures by $57 million to $119 million as part of our strategy to maximize the value of our existing portfolio. The following table summarizes other significant investing activities that have been completed since the beginning of fiscal year 2006 (in millions):

Transaction Date	Description of Transaction	(Investment)/ Sales Price
April 2006	Purchase of 28 hotels from Starwood (1)	$(3,070)
March 2006	Sale of Swissôtel The Drake, New York	440
January 2006	Sale of Chicago Marriott Suites Deerfield and Marriott at Research Triangle Park	55
January 2006	Sale of Fort Lauderdale Marina Marriott and Albany Marriott	204

(1)	Investment price includes the assumption of $77 million of mortgage debt and the issuance of $2.27 billion of Host common stock (representing approximately 133.5 million shares of Host common stock) and excludes transaction expenses. For each share of Host common stock issued in the transaction, we issued an equivalent OP unit to Host.

In addition to the sale of four properties in the first quarter of 2006 and the recently completed sale of the Drake, we believe that dispositions for the remainder of 2006 will be approximately $200 million to $300 million. The net proceeds from any dispositions will be used to repay debt, fund acquisitions or repositioning/ROI projects or for general corporate purposes.

Cash Provided by Financing Activities. Our primary financing activities during the first quarter consisted of payment of distributions on our preferred and common OP units of $49 million, and scheduled principal repayments of $13 million. The following table summarizes other significant financing transactions (not including the OP units issued in conjunction with conversion of Convertible Subordinated Debentures in the first quarter of 2006 or the approximately 133.5 million units issued to Host in the Starwood acquisition) since the beginning of 2006 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
Debt
April 2006	Assumption of mortgage debt from Starwood	$77
April 2006	Redemption of outstanding Convertible Preferred Securities held by third parties	(2)
March 2006	Proceeds from the issuance of 6 3/4% Series P senior notes	787
March 2006	Repayment of the credit facility	(20)
January 2006	Proceeds from the issuance of 5.195% Canadian mortgage loan	116

Debt

As of March 24, 2006, our total debt was $5.1 billion. The weighted average interest rate of our debt was approximately 7.3% and the weighted average maturity was 5.0 years. Additionally, approximately 85% of our debt has a fixed rate of interest.

As of March 24, 2006 and December 31, 2005, our debt was comprised of:

	March 24, 2006	December 31, 2005
Series B senior notes, with a rate of 7 7/8% due August 2008	$136	$136
Series G senior notes, with a rate of 9 1/4% due October 2007 (1)	235	236
Series I senior notes, with a rate of 9 1/2% due January 2007 (2)	449	451
Series K senior notes, with a rate of 7 1/8% due November 2013	725	725
Series M senior notes, with a rate of 7% due August 2012	346	346
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	493	493
Senior notes, with an average rate of 9.7%, maturing through 2012	13	13

Total senior notes	3,047	3,050
Mortgage debt (non-recourse) secured by $2.8 billion of real estate assets, with an average interest rate of 7.7% at March 24, 2006 and December 31, 2005 respectively	1,927	1,823
Credit facility	—	20
Convertible debt obligation to Host Hotels & Resorts, Inc., with a rate of 6 3/4% due December 2026 (3)	19	387
Other	88	90

Total debt	$5,081	$5,370

(1)	Includes the fair value of the interest rate swap agreements of $(7) million and $(6) million as of March 24, 2006 and December 31, 2005, respectively.
(2)	Includes the fair value of the interest rate swap agreement of $(1) million and $1 million as of March 24, 2006 and December 31, 2005, respectively.
(3)	We redeemed the remaining $2 million of outstanding Convertible Subordinated Debentures held by third parties and the remaining $17 million of outstanding Convertible Subordinated Debentures held by related parties for cash on April 5, 2006. As a result, we eliminated our Convertible debt obligation to Host Hotels & Resorts, Inc.

Exchangeable Senior Debentures. During 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures which currently are exchangeable into shares of Host’s common stock at a rate of 56.1319 shares for each $1,000 of principal amount of the debentures, or a total of approximately 28 million shares, which is equivalent to an exchange price of $17.82 per share of Host’s common stock. The exchange rate is adjusted for certain circumstances, including Host’s payment of common dividends. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host’s common stock is more than 120% of the exchange price per share for at least 20 of 30 trading days.

Mortgage Debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of March 24, 2006, we have 27 assets that are encumbered by mortgage debt. We have certain restrictive covenants on one loan, which we refer to as the CMBS loan, that is secured by mortgages on eight properties. These restrictive covenants require the mortgage servicer to retain and hold in escrow the cash flow after debt service when it declines below specified operating levels. We are currently above the specified operating levels. The remaining mortgage loans generally do not have restrictive covenants that require such escrows.

On January 10, 2006, we issued mortgage debt in the amount of $135 million Canadian Dollars ($116 million US Dollars based on the exchange rate on the date of issuance) with a fixed rate of 5.195%, which is secured by four of our Canadian properties. Interest is payable on the first of each month and the mortgage matures on March 1, 2011. On January 13, 2006, a portion of the proceeds were used to repay the $20 million outstanding balance under our credit facility.

Convertible debt obligation to Host Hotels & Resorts, Inc. On January 11, 2006, Host announced its intention to exercise its option to cause the conversion rights of the remaining Convertible Subordinated Debentures to expire effective February 10, 2006. Between January 1, 2006 and February 10, 2006, $368 million of Convertible Subordinated Debentures and corresponding Convertible Preferred Securities were converted into 24 million shares of Host common stock. As a result, we issued 24 million OP units to Host and reduced our Convertible debt obligation to Host Hotels & Resorts, Inc. by $368 million. As of March 24, 2006, we had approximately $2 million of Convertible Subordinated Debentures held by third parties outstanding and $17 million of Convertible Subordinated Debentures held by related parties outstanding. On April 5, 2006, we redeemed the remaining $19 million of outstanding Convertible Subordinated Debentures for cash.

Distribution Policy

Host is required to distribute to stockholders at least 90% of its annual taxable income in order to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of May 3, 2006, Host is the owner of substantially all of the preferred OP units and approximately 96% of the common OP units. The remaining 4% of the common OP units are held by various third-party limited partners.

As a result of the minority position in Host LP common OP units, these holders share, on a pro rata basis, in amounts being distributed by Host LP. As a general rule, when Host pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host paid a ten cent per share dividend on its common stock, it would be based on payment of a ten cent per OP unit distribution by Host LP to Host as well as other common OP unit holders. For these reasons, investors should also take into account the 4% minority position in Host LP, and the requirement that they share pro rata in distributions from Host LP, when analyzing dividend payments by Host to its stockholders.

Host’s current policy on common dividends is generally to distribute at least 100% of its annual taxable income, unless otherwise contractually restricted. Host currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless similarly contractually restricted. Host is not currently restricted in its ability to pay dividends, except to the extent necessary to maintain its REIT status.

On March 21, 2006, Host’s Board of Directors declared a cash dividend of $0.14 per share for its common stock. The dividend was paid on April 17, 2006 to stockholders of record as of March 31, 2006. The amount of any future common dividend will be determined by Host’s Board of Directors. Accordingly, we made a $0.14 distribution per common OP unit.

On March 21, 2006, Host’s Board of Directors also declared a quarterly cash dividend of $0.625 per share for its Class C preferred stock and a cash dividend of $0.5546875 per share for its Class E preferred stock. The dividends were paid on April 17, 2006 to preferred stockholders of record as of March 31, 2006. Accordingly, we made a similar distribution on our Class C and E preferred OP units.

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

The following table provides a reconciliation of net income (loss) available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income (Loss) Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	March 24, 2006			March 25, 2005
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Units	Per Unit Amount
Net income (loss) available to common unitholders	$175	397.5	$.44	$(2)	371.7	$(.01)
Adjustments:
Gain on dispositions, net of taxes	(153)	—	(.38)	(13)	—	(.03)
Amortization of deferred gains, net of taxes	(1)	—	—	(2)	—	(.01)
Depreciation and amortization	89	—	.22	83	—	.22
Partnership adjustments	—	—	—	6	—	.02
Adjustments for dilutive securities:
Assuming distribution of OP units to Host for Host shares granted under its comprehensive stock plan less shares assumed purchased at average market price	—	.9	—	—	2.0	—
Assuming conversion of Exchangeable Senior Debentures	5	28.1	(.01)	5	27.4	—
Assuming conversion of Convertible debt obligation to Host	2	8.2	—	—	—	—

FFO per diluted unit(a) (b)	$117	434.7	$.27	$77	401.1	$.19

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include OP units granted to Host for Host shares granted under Host’s comprehensive stock plans, those preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(b)	FFO per diluted unit and earnings (loss) per diluted unit for certain periods presented were significantly affected by certain transactions, the effect of which is shown in the table below (in millions, except per unit amounts):

	Quarter ended
	March 24, 2006		March 25, 2005
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior notes redemptions and debt prepayments (1)	$—	$—	$(14)	$(14)
Gain on dispositions, net of taxes	153	—	13	—

Total	$153	$—	$(1)	$(14)

Per diluted unit	$.39	$—	$—	$(.04)

(1)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call or prepayment notice period, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages during certain periods presented.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended
	March 24, 2006	March 25, 2005
Number of hotels	98	98
Number of rooms	49,149	49,149
Percent change in Comparable Hotel RevPAR	7.6%	—

Comparable hotel sales
Room	$492	$457
Food and beverage	258	240
Other	52	51

Comparable hotel sales (b)	802	748

Comparable hotel expenses (c)
Room	119	112
Food and beverage	185	177
Other	31	32
Management fees, ground rent and other costs	259	250

Comparable hotel expenses	594	571

Comparable hotel adjusted operating profit	208	177
Non-comparable hotel results, net (d)	19	14
Comparable hotels classified as held for sale, net	(1)	(1)
Office building and limited service properties, net (e)	(1)	—
Depreciation and amortization	(89)	(81)
Corporate and other expenses	(20)	(14)

Operating profit	$116	$95

(a)	The reporting period for our comparable operating statistics for the first quarter of 2006 is from December 31, 2005 to March 24, 2006 and for the first quarter of 2005 from January 1, 2005 to March 25, 2005. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(b)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended
	March 24, 2006	March 25, 2005
Revenues per the consolidated statements of operations	$848	$790
Revenues of hotels held for sale	7	7
Non-comparable hotel sales	(54)	(43)
Hotel sales for the property for which we record rental income, net	12	12
Rental income for office buildings and limited service hotels	(18)	(18)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	7	—

Comparable hotel sales	$802	$748

(c)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended
	March 24, 2006	March 25, 2005
Operating costs and expenses per the consolidated statements of operations	$732	$695
Operating costs of hotels held for sale	6	6
Non-comparable hotel expenses	(36)	(31)
Hotel expenses for the property for which we record rental income	15	14
Rent expense for office buildings and limited service hotels	(19)	(18)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	5	—
Depreciation and amortization	(89)	(81)
Corporate and other expenses	(20)	(14)

Comparable hotel expenses	$594	$571

(d)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(e)	Represents rental income less rental expense for limited service properties and office buildings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The percentage of our debt that is floating rate was 15% at March 24, 2006 and December 31, 2005. Accordingly, there have been no changes in our interest rate sensitivity. See our most recent Annual Report on Form 10-K.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of Host, our sole general partner, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures at the end of the period with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of Host, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2006— January 31, 2006	241,628	1 share of Host common stock*	—	—

February 1, 2006— February 28, 2006	852,609	1 share of Host common stock*	—	—

March 1, 2006— March 24, 2006	199,690	1 share of Host common stock*	—	—

Total	1,293,927	1 share of Host common stock*

*	Reflects (1) common operating partnership units redeemed by holders in exchange for 1 share of Host Hotels & Resorts, Inc. common stock for each operating partnership unit and (2) common operating partnership units cancelled upon cancellation of a corresponding number of shares of Host Hotels & Resorts, Inc. common stock by Host Hotels & Resorts, Inc.

Item 6. Exhibits

(a)	The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
2.4	Amendment Agreement, dated March 24, 2006, amending the master agreement and plan of merger, the indemnification agreement and the tax sharing and indemnification agreement by and among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership, each dated November 14, 2005 (incorporated by reference to Exhibit 2.4 of Host Marriott, L.P.’s Current Report on Form 8-K, filed March 28, 2006).

4.21	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.21 of Host Marriott, L.P.’s Current Report on Form 8-K, filed April 10, 2006).

10.28	Amendment No. 1, dated January 30, 2006, amending the Amended and Restated Credit Agreement, dated as of September 10, 2004 among Host Marriott, L.P., a certain Canadian subsidiary of Host Marriott, L.P., Deutsche Bank Trust Company Americas, as administrative Agent, and various lenders named therein, and amending the Amended and Restated Pledge and Security Agreement, dated as of September 10, 2004, among Host Marriott, L.P. and other Pledgers named therein and Deutsche Bank Trust Company Americas, as Pledgee (incorporated by reference to Exhibit 10.37 of Host Marriott, L.P.’s Current Report on Form 8-K filed January 31, 2006).

10.38*	Agreement of Limited Partnership of HHR EURO CV, dated as of March 24, 2006, by and among HST GP EURO B.V., HST LP EURO B.V., Stichting Pensioenfonds ABP and Jasmine Hotels PTE Ltd.

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred OP Unit Distributions.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.

May 3, 2006	By:	Host Hotels & Resorts, Inc.
Its General Partner

/s/ Larry K. Harvey
Larry K. Harvey Senior Vice President, Chief Accounting Officer of Host Hotels & Resorts, Inc.