Form 10-Q
period 2006-09-08
HOST HOTELS & RESORTS L.P.
filed 2006-10-16
CIK 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 8, 2006.

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

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Class	Units outstanding as of October 10, 2006
Units of limited partnership interest	539,792,191

CONDENSED CONSOLIDATED BALANCE SHEETS

September 8, 2006 and December 31, 2005

(unaudited, in millions)

	September 8, 2006	December 31, 2005
ASSETS
Property and equipment, net	$10,685	$7,434
Assets held for sale	21	73
Due from managers	31	41
Investments in affiliates	151	24
Deferred financing costs, net	59	63
Furniture, fixtures and equipment replacement fund	166	143
Other	196	154
Restricted cash	129	109
Cash and cash equivalents	223	184

Total assets	$11,661	$8,225

LIABILITIES AND PARTNERS’ CAPITAL
Debt
Senior notes, including $494 million and $493 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,712	$3,050
Mortgage debt	2,038	1,823
Convertible debt obligation to Host Hotels & Resorts, Inc.	—	387
Other	89	110

Total debt	5,839	5,370
Accounts payable and accrued expenses	145	165
Other	223	148

Total liabilities	6,207	5,683

Minority interest	28	26
Limited partnership interests of third parties at redemption value (representing 19.0 million units and 19.8 million units at September 8, 2006 and December 31, 2005, respectively)	431	379

Partners’ capital
General partner	1	1
Cumulative redeemable preferred limited partner	97	241
Limited partner	4,880	1,880
Accumulated other comprehensive income	17	15

Total partners’ capital	4,995	2,137

Total liabilities and partners’ capital	$11,661	$8,225

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended September 8, 2006 and September 9, 2005

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
REVENUES
Rooms	$736	$511	$1,977	$1,547
Food and beverage	303	223	935	763
Other	74	56	199	169

Total hotel sales	1,113	790	3,111	2,479
Rental income	22	21	78	75

Total revenues	1,135	811	3,189	2,554

EXPENSES
Rooms	182	128	470	374
Food and beverage	244	184	690	574
Hotel departmental expenses	303	234	794	684
Management fees	50	33	143	108
Other property-level expenses	91	67	243	199
Depreciation and amortization	119	82	314	244
Corporate and other expenses	21	16	62	45

Total operating costs and expenses	1,010	744	2,716	2,228

OPERATING PROFIT	125	67	473	326
Interest income	8	5	22	17
Interest expense	(100)	(94)	(298)	(318)
Net gains (loss) on property transactions	1	—	3	77
Gain (loss) on foreign currency and derivative contracts	—	(1)	—	1
Minority interest expense	—	—	(7)	(6)
Equity in earnings (losses) of affiliates	(3)	—	(8)	(1)

INCOME (LOSS) BEFORE INCOME TAXES	31	(23)	185	96
Benefit (provision) for income taxes	4	15	(14)	(23)

INCOME (LOSS) FROM CONTINUING OPERATIONS	35	(8)	171	73
Income from discontinued operations.	6	3	394	24

NET INCOME (LOSS)	41	(5)	565	97
Less: Distributions on preferred units	(2)	(6)	(12)	(21)
Issuance costs of redeemed preferred units	—	—	(6)	(4)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS COMMON STOCKHOLDERS	$39	$(11)	$547	$72

BASIC EARNINGS (LOSS) PER COMMON UNIT:
Continuing operations	$.06	$(.04)	$.32	$.13
Discontinued operations	.01	.01	.81	.06

BASIC EARNINGS (LOSS) PER COMMON UNIT	$.07	$(.03)	$1.13	$.19

DILUTED EARNINGS (LOSS) PER COMMON UNIT:
Continuing operations	$.06	$(.04)	$.32	$.13
Discontinued operations	.01	.01	.81	.06

DILUTED EARNINGS (LOSS) PER COMMON UNIT	$.07	$(.03)	$1.13	$.19

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 8, 2006 and September 9, 2005

(unaudited, in millions)

	Year-to-date ended
	September 8, 2006	September 9, 2005
OPERATING ACTIVITIES
Net income	$565	$97
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(392)	(12)
Depreciation	1	11
Depreciation and amortization	314	244
Amortization of deferred financing costs	10	10
Deferred tax provision	11	18
Net gains on property transactions	(3)	(73)
Gain on foreign currency and derivative contracts	—	(1)
Equity in losses of affiliates	8	1
Distributions from equity investments	3	2
Minority interest expense	7	6
Change in due from managers	2	9
Changes in other assets	42	(13)
Changes in other liabilities	38	12

Cash provided by operations	606	311

INVESTING ACTIVITIES
Proceeds from sales of assets, net of expenses	675	100
Proceeds from sale of interest in CBM Joint Venture LLC, net of expenses	—	90
Acquisitions	(273)	(5)
Starwood acquisition, net of cash acquired	(748)	—
Deposits for hotel acquisitions	—	(12)
Investment in affiliates	(74)	—
Capital expenditures:
Renewals and replacements	(209)	(147)
Repositionings and other investments	(148)	(46)
Change in furniture, fixtures and equipment replacement fund	(22)	(3)
Other	—	(13)

Cash used in investing activities	(799)	(36)

FINANCING ACTIVITIES
Financing costs	(20)	(12)
Debt issuances	916	650
Repayment of credit facility	(20)	—
Debt prepayments	(222)	(609)
Scheduled principal repayments	(41)	(43)
Redemption of preferred units	(150)	(100)
Distributions on common OP units	(195)	(68)
Distributions on preferred OP units	(16)	(24)
Distributions to minority interests	(4)	(3)
Change in restricted cash	(16)	(11)

Cash provided by (used in) financing activities	232	(220)

INCREASE IN CASH AND CASH EQUIVALENTS	39	55
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	184	347

CASH AND CASH EQUIVALENTS, END OF PERIOD	$223	$402

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 8, 2006 and September 9, 2005

(unaudited, in millions)

Supplemental disclosure of cash flow information:

	Year-to-date ended
	September 8, 2006	September 9, 2005
Interest paid	$262	$297
Income taxes paid	4	6

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

Through year-to-date September 8, 2006 and September 9, 2005, minority partners converted OP units valued at approximately $16 million for each period in exchange for approximately 0.8 million and 1.0 million shares, respectively, of Host common stock.

On September 1, 2006, we acquired the Westin Kierland Resort & Spa in Scottsdale, Arizona for approximately $393 million, including the assumption of $135 million of mortgage debt with a fair value of $133 million.

On May 2, 2006, we contributed the Sheraton Warsaw Hotel & Towers, which we acquired on April 10, 2006 for approximately $59 million, along with cash to the European joint venture in exchange for a 32.1% general and limited partnership interest. See Note 6 for additional information.

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

On January 6, 2005, we sold the Hartford Marriott at Farmington for approximately $25 million, including the assumption of approximately $20 million of mortgage debt by the buyer.

On January 3, 2005, we transferred $47 million of preferred units of Vornado Realty Trust, which we had purchased on December 30, 2004, in redemption of a minority partner’s interest in a consolidated partnership.

See notes to condensed consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

On April 17, 2006, the partnership changed its name from Host Marriott, L.P. to Host Hotels & Resorts, L.P., or Host LP. Host LP, a Delaware limited partnership, operating through an umbrella partnership structure with Host Hotels & Resorts, Inc., or Host, as the sole general partner, is primarily the owner of hotel properties. Host operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of September 8, 2006, Host held over 96% of the operating partnership interests, or OP units.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2005.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 8, 2006 and the results of our operations for the quarterly and year-to-date periods ended September 8, 2006 and September 9, 2005 and cash flows for the year-to-date periods ended September 8, 2006 and September 9, 2005. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

Application of New Accounting Standards

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

3.	Adoption of SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires that the cost from share-based payment transactions be recognized in the financial statements. The statement requires the cost of employee services received in exchange for an award of equity instruments to be measured based on the fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. We adopted the fair value provisions of SFAS 123 in 2002 and, therefore, have recognized the costs associated with all share-based payment awards granted after January 1, 2002. Effective January 1, 2006, Host instituted a new restricted stock program, which is accounted for using the provisions of SFAS 123R.

In connection with Host’s conversion to a REIT, we assumed the employee obligations of Host. Upon the issuance of Host common stock under either of the two stock-based compensation plans described below, we will issue Host an equal number of OP units. Accordingly, these liabilities and related disclosures are included in our consolidated financial statements.

Restricted Stock. Host awards restricted stock shares to executives and certain members of senior management. The service period for the shares granted in the 2003 stock plan ended on December 31, 2005. All shares earned under the 2003 stock plan were fully vested for the year ended December 31, 2005. During the first quarter of 2006, Host granted shares to be distributed over the next three years in annual installments. These stock awards are considered liability awards, and, accordingly, Host reevaluates the fair value of the awards quarterly. Vesting for these shares is determined both on continued employment, as well as market performance based on Host’s achievement of total shareholder return on an absolute and relative basis. For the shares that vest solely on continued employment, we recognize compensation expense over the requisite period based on the market price at the balance sheet date. For shares that vest based on market performance, we recognize compensation expense over the requisite service period based on the fair value of the shares at the balance sheet date, which is estimated using a simulation or Monte Carlo method. For the purpose of the simulation, we assumed Host’s common stock had a volatility of 20.4%, which is calculated based on the volatility of Host’s stock price over the last three years, a risk-free interest rate of 4.73%, which reflects the yield on a 3-year Treasury bond, and a stock beta of 0.848 compared to the REIT composite index based on three years of historical price data. The number of shares issued is adjusted for forfeitures.

Host made an additional grant of shares to executives and certain members of senior management in February 2006 (“2006 supplemental grant”). Twenty-five percent of the awards vested immediately and were expensed during the first quarter, while the remaining 75% vest over a three-year period based on continued employment. We recognize compensation expense for the outstanding portion of this grant based on the market price at the balance sheet date. This grant, as with all of the executive restricted stock awards, allows executive employees to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding and, accordingly, they are classified as liability awards.

During the first quarter of 2006 and 2005, executives and certain members of senior management were granted a total of approximately 3.4 million and 18,000 restricted shares, respectively. We recorded compensation expense of approximately $7.2 million and $4.4 million during the third quarter of 2006 and 2005, respectively, and $20.0 million and $12.8 million year-to-date 2006 and 2005, respectively, related to these awards. The total unrecognized compensation cost, based on the valuation criteria above, that relates to nonvested restricted stock awards at September 8, 2006 was approximately $40.0 million, which, if earned, will be recognized over the weighted average of 1.9 years. Under these awards, approximately 3.3 million

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

shares were outstanding at September 8, 2006. Host’s executive restricted stock awards allow executive employees to have a percentage of the restricted stock awards withheld to meet tax requirements. For the prior years’ awards and the 2006 supplemental grant issued for the year-to-date periods ended September 8, 2006 and September 9, 2005, we withheld $11.7 million and $7.7 million, respectively, to meet these tax requirements.

Host also maintains a restricted stock program for upper-middle management. Vesting for these shares is determined based on continued employment and, accordingly, we recognize compensation expense ratably over the service period. These stock awards are considered equity awards, and accordingly, compensation costs related to the awards are measured based on the fair market value as of the grant date. During 2006 and 2005, approximately 78,000 shares and 88,000 shares were granted, respectively. During 2006 and 2005, approximately 134,000 upper middle-management shares were issued, which includes the issuance of shares granted in 2004, 2005 and 2006. Additionally, during 2006 and 2005, a total of approximately 10,000 were forfeited. At the end of the third quarter of 2006, approximately 70,000 remain unvested. The weighted average grant date fair value of the unvested shares is $18.27. Approximately 47,000 of these shares will vest during 2006. We recorded approximately $.3 million during both the third quarter of 2006 and 2005, respectively, and $1.0 million and $.9 million year-to-date 2006 and 2005, respectively, of compensation expense related to these shares. The total unrecognized compensation cost, measured on the grant date, that relates to nonvested restricted stock awards at September 8, 2006 was approximately $.7 million, which, if earned, will be recognized over the weighted average remaining service period of ..9 years.

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

The fair value of the 2002 stock options was estimated on the date of grant using an option-pricing model. Compensation expense for the stock options is recognized on a straight-line basis over the vesting period. The weighted average fair value per option granted during 2002 was $1.41. We recorded compensation expense of approximately $53,000 and $58,000 for the third quarter of 2006 and 2005, respectively, and $159,000 and $169,000 for year-to-date 2006 and 2005, respectively. The aggregate intrinsic values of the outstanding and exercisable options at September 8, 2006 were approximately $15 million and $13 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a summary of the status of Host’s stock option plans for the year-to-date September 8, 2006 and year ended December 31, 2005.

	September 8, 2006		December 31, 2005
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Beginning balance	1.4	$6	2.6	$6
Granted	—	—	—	—
Exercised	(.5)	6	(1.1)	6
Forfeited/expired	—	—	(.1)	6

Ending balance	.9	6	1.4	6

Options exercisable	.8		1.2

The following table summarizes information about Host’s stock options at September 8, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
$ 1 –3.4		1	$3.4		$3
4 – 6.1		2	6.1		6
7 – 9.4		10	8.3		8
10 –12	—	9	11	—	11
13 –19	—	6	18	—	18

	.9			.8

Deferred Stock. Host discontinued issuing deferred stock in 2003 to employees. Prior to that time, deferred stock granted generally vested over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. We accrue compensation expense on a straight-line basis over the vesting period for the fair market value of the shares on the date of grant, less estimated forfeitures. As of September 8, 2006, approximately 1.0 million shares, valued at approximately $5 million based on the grant date fair value, are outstanding. Approximately .8 million of these shares are vested as of September 8, 2006. The compensation cost related to deferred stock was not material for all periods presented. The implementation of SFAS 123R did not affect the calculation of compensation expense for the deferred stock.

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

	Quarter ended
	September 8, 2006			September 9, 2005
	(in millions, except per unit amounts)
	Income/ (loss)	Units	Per Unit Amount	Income/ (loss)	Units	Per Unit Amount
Net income (loss)	$41	539.6	$.08	$(5)	373.3	$(.01)
Distributions on preferred units	(2)	—	(.01)	(6)	—	(.02)

Basic earnings (loss) available to common unitholders	39	539.6	.07	(11)	373.3	(.03)
Assuming distribution of units to Host for Host shares granted under its comprehensive stock plan, less shares assumed purchased at average market price	—	1.8	—	—	—	—
Assuming conversion of minority OP units issuable minority OP units issuable	—	2.3	—	—	—	—

Diluted earnings (loss) available to common unitholders	$39	543.7	$.07	$(11)	373.3	$(.03)

	Year-to-date ended
	September 8, 2006			September 9, 2005
	(in millions, except per unit amounts)
	Income/ (loss)	Units	Per Unit Amount	Income/ (loss)	Units	Per Unit Amount
Net income	$565	483.4	$1.17	$97	373.0	$.26
Distributions on preferred units	(12)	—	(.03)	(21)	—	(.06)
Issuance costs of redeemed preferred units(1)	(6)	—	(.01)	(4)	—	(.01)

Basic earnings available to common unitholders	547	483.4	1.13	72	373.0	.19
Assuming distribution of units to Host for Host shares granted under its comprehensive stock plan, less shares assumed purchased at average market price	—	1.8	—	—	2.4	—

Diluted earnings (loss) available to common unitholders	$547	485.2	$1.13	$72	375.4	$.19

(1)	Represents the original issuance costs associated with the redemption of the Class C preferred units in 2006 and the Class B preferred units in 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Property and Equipment

Property and equipment consists of the following as of:

	September 8, 2006	December 31, 2005
	(in millions)
Land and land improvements	$1,187	$864
Buildings and leasehold improvements	11,066	8,163
Furniture and equipment	1,474	1,176
Construction in progress	144	179

	13,871	10,382
Less accumulated depreciation and amortization	(3,186)	(2,948)

	$10,685	$7,434

6.	Investment in Affiliates

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

The joint venture has total assets of approximately €952 million, and total capital of approximately €325 million, of which approximately €103 million, or $130 million, was contributed by us in the form of cash and through the contribution of the Sheraton Warsaw Hotel & Towers in Warsaw, Poland, which we acquired on April 10, 2006. Through newly-formed Dutch BVs (private companies with limited liability), Host LP is a limited partner (together with ABP and GIC RE, the “Limited Partners”) and serves as the general partner. The percentage interests of the parties are 19.9% for ABP, 48% for GIC RE and 32.1% for Host LP (including its limited and general partner interests).

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

On August 4, 2006, the joint venture purchased the Hotel Arts Barcelona for approximately €417 million ($537 million), including the assumption of approximately €277 million ($357 million) of mortgage debt with an interest rate of approximately 5%. The 483-room Ritz-Carlton managed hotel is located in Barcelona, Spain. The joint venture agreement was amended to increase the overall investment commitment levels from the partners to accommodate this acquisition, and, therefore, we contributed an additional €46 million ($58 million) to the joint venture during the third quarter of 2006.

The partners are finalizing an additional amendment to further expand the joint venture. Under the contemplated agreement, the partners would increase the aggregate size of the joint venture to approximately €533 million of equity (of which approximately €171 million would be contributed by Host LP) and, after giving effect to indebtedness the joint venture would be expected to incur, aggregate funds available for investment are expected to approximate €1.5 billion. In connection with the expanded joint venture, subject to certain exceptions, the partners would agree that they would not make investments that are consistent with the joint venture’s investment parameters for a period of two years (three years in the case of Host LP), or until at least 90% of the joint venture’s committed capital is called or reserved for use prior to such date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the agreements, distributions to partners will be made on a pro-rata basis (based on their partnership interests) until certain return thresholds are met. As those thresholds are met, our general partnership interest will receive an increasing percentage of the distributions. An affiliate of Host LP has entered into an asset management agreement with the joint venture to provide asset management services in return for a quarterly asset management fee. Host LP or its affiliates will be responsible for paying certain expenses related to asset management, including all salaries and employee benefits of employees and related overhead, including rent, utilities, office equipment, necessary administrative and clerical functions and other similar overhead expenses. The initial term of the joint venture is ten years subject to two one-year extensions with partner approval. Due to the ownership structure of the joint venture described above and the non-Host limited partners’ rights to cause the dissolution and liquidation of the joint venture at any time, the joint venture is not consolidated in our financial statements.

7.	Debt

In July 2006, our $800 million 6 3/4% Series P senior notes were exchanged for $800 million 6 3/4% Series Q senior notes. The terms of the Series Q senior notes are substantially identical to the terms of the Series P notes, except that the Series Q senior notes are registered under the Securities Act of 1933 and are, therefore, freely transferable.

Exchangeable Senior Debentures. During 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures which currently are exchangeable into shares of Host’s common stock at an exchange rate of 56.97 shares for each $1,000 of principal amount of the debentures, or a total of approximately 28 million shares, which is equivalent to an exchange price of $17.55 per share of Host common stock. The exchange rate is adjusted for certain circumstances, including the payment of common dividends. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host common stock is more than 120% of the exchange price per share for at least 20 of 30 trading days during certain periods.

As of September 25, 2006, holders of the debentures may exchange their debentures for Host common stock as the closing price for Host common stock exceeded 120% of the exchange price for 20 out of the 30 trading days during the period ending on September 25, 2006 (the first day of the current exchange period). The debentures will remain exchangeable until January 16, 2007 (the last day of the current exchange period). The debentures will remain exchangeable after January 16, 2007, if the trading price of Host common stock continues to exceed 120% of the exchange price for 20 out of the 30 trading days during the period ending on January 17, 2007, or if other conditions for exchange are satisfied.

8.	Distributions

On September 15, 2006, Host’s Board of Directors declared a cash dividend of $0.20 per share on its common stock. The dividend will be paid on October 16, 2006 to stockholders of record as of September 30, 2006. Accordingly, we made a $0.20 distribution per common OP unit.

On September 15, 2006, Host’s Board of Directors declared a cash dividend of $0.5546875 per share on its Class E preferred stock. The dividend will be paid on October 16, 2006 to preferred stockholders of record as of September 30, 2006. Accordingly, we made a similar distribution on our Class E preferred OP units.

9.	Geographic Information

We consider each one of our full-service hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our non-full-service hotel activities (primarily our limited-service leased hotels and office buildings) are immaterial. Accordingly, we report one business segment, hotel ownership. As of September 8, 2006, our foreign operations consist of four properties located in Canada, two properties located in Chile and one property located in Mexico. There were no intercompany sales between our domestic

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

properties and our foreign properties. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended		Year-to-date ended
	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
	(in millions)
United States	$1,102	$785	$3,095	$2,479
Canada	23	20	70	60
Chile	4	—	7	—
Mexico	6	6	17	15

Total revenue	$1,135	$811	$3,189	$2,554

10.	Comprehensive Income

Our other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and the receipt of cash from HMS Host Corporation, or HM Services, subsequent to the exercise of the options held by certain former and current employees of Marriott International, pursuant to our distribution agreement with HM Services.

	Quarter ended		Year-to-date ended
	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
	(in millions)
Net income (loss)	$41	$(5)	$565	$97
Other comprehensive income	(4)	4	2	4

Comprehensive income	$37	$(1)	$567	$101

11.	Dispositions

Dispositions. We sold six hotels during the first three quarters of 2006 for a total sales price of approximately $720 million. On August 21, 2006, we entered into a definitive binding agreement to sell the Mountain Shadows Resort and Golf Club. Accordingly, we classified the hotel as held-for-sale as of September 8, 2006. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-date ended
	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
	(in millions)
Revenues	$3	$32	$26	$101
Income before taxes	2	3	4	12
Gain on dispositions, net of tax	5	—	390	12

12.	Starwood Acquisition

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the 28 hotels included in the initial closing, the total consideration paid by Host to Starwood and its shareholders included the issuance of $2.27 billion of equity (133,529,412 shares of Host common stock) to Starwood stockholders, the assumption of $77 million in debt and the cash payment of approximately $748 million, which includes closing costs. An exchange price of Host common stock of $16.97 per share was calculated based on guidance set forth in Emerging Issues Task Force Issue No. 99-12, as the average of the closing prices of Host common stock during the range of trading days from two days before and after the November 14, 2005 announcement date. For each share of Host common stock issued in the transaction, we issued an equivalent OP unit to Host.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in the Starwood transaction, less the Sheraton Warsaw Hotel & Towers, which was contributed to the European joint venture on May 2, 2006 (in millions):

Property and equipment, net	$3,055
Other assets	8

Total assets	3,063
Debt (a)	(326)
Other liabilities	(18)

Net assets acquired	$2,719

(a)	For purposes of the preparation of the Starwood transaction assets and liabilities and the pro forma financial information below, we assumed that $240 million of the proceeds from the issuance of the Series P senior notes (see Note 7) were used to fund a portion of the acquisition. In addition, we assumed $77 million of mortgage debt from Starwood with a fair value of $86 million in the transaction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our summarized unaudited consolidated pro forma results of operations, assuming the Starwood acquisition occurred on January 1, 2005, are as follows (in millions, except per share amounts):

	Quarter ended		Year-to-date ended
	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
Revenues	$1,135	$1,040	$3,437	$3,142
Income from continuing operations	34	15	153	132
Net income	40	18	547	156
Net income available to common unitholders	38	12	529	131
Basic earnings per common unit:
Continuing operations	$.06	$.02	$.26	$.22
Discontinued operations	.01	—	.76	.05

Basic earnings per common unit	$.07	$.02	$1.02	$.27

Diluted earnings per common unit:
Continuing operations	$.06	$.02	$.26	$.22
Discontinued operations	.01	—	.76	.05

Diluted earnings per common unit	$.07	$.02	$1.02	$.27

13.	Acquisitions

On September 1, 2006, we purchased The Westin Kierland Resort & Spa in Scottsdale, Arizona for approximately $393 million, which includes the assumption of $135 million of mortgage debt with a fair value of $133 million at the date of acquisition and an interest rate of 5.08%. The 732-room resort includes a 27-hole golf course and a full-service spa.

14.	Subsequent Event

On September 15, 2006, we executed an agreement to sell The Ritz-Carlton, Atlanta for proceeds of approximately $80 million. The sale closed on September 22, 2006 and we will recognize a gain of approximately $26 million in the fourth quarter.

15.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

All of our subsidiaries guarantee our senior notes except those owning 30 of the full-service hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned.

The following condensed consolidating information sets forth the financial position as of September 8, 2006 and December 31, 2005, results of operations for the quarterly and year-to-date periods ended September 8, 2006 and September 9, 2005 and cash flows for the year-to-date periods ended September 8, 2006 and September 9, 2005 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheets

(in millions)

September 8, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$1,313	$4,537	$4,835	$—	$10,685
Assets held for sale	—	21	—	—	21
Due from managers	310	11	48	(338)	31
Investments in affiliates	6,848	808	29	(7,534)	151
Rent receivable	1	23	224	(248)	—
Deferred financing costs, net	44	3	12	—	59
Furniture, fixtures and equipment replacement fund	43	31	92	—	166
Other	496	467	159	(926)	196
Restricted cash	4	7	118	—	129
Cash and cash equivalents	78	26	119	—	223

Total assets	$9,137	$5,934	$5,636	$(9,046)	$11,661

Debt	$3,321	$1,327	$1,840	$(649)	$5,839
Other liabilities	390	429	696	(1,147)	368

Total liabilities	3,711	1,756	2,536	(1,796)	6,207
Minority interests	—	—	28	—	28
Limited partner interest of third parties at redemption value	431	—	—	—	431
Partners’ capital	4,995	4,178	3,072	(7,250)	4,995

Total liabilities and partners’ capital	$9,137	$5,934	$5,636	$(9,046)	$11,661

December 31, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$875	$3,549	$3,010	$—	$7,434
Assets held for sale	38	35	—	—	73
Due from managers	(7)	5	46	(3)	41
Investments in affiliates	3,895	971	29	(4,871)	24
Rent receivable	—	21	175	(196)	—
Deferred financing costs, net	46	1	16	—	63
Furniture, fixtures and equipment replacement fund	34	26	83	—	143
Other	423	431	141	(841)	154
Restricted cash	1	—	108	—	109
Cash and cash equivalents	84	23	77	—	184

Total assets	$5,389	$5,062	$3,685	$(5,911)	$8,225

Debt	$2,701	$1,308	$1,875	$(514)	$5,370
Other liabilities	172	281	386	(526)	313

Total liabilities	2,873	1,589	2,261	(1,040)	5,683
Minority interests	—	—	26	—	26
Limited partner interest of third parties at redemption value	379	—	—	—	379
Partners’ capital	2,137	3,473	1,398	(4,871)	2,137

Total liabilities and partners’ capital	$5,389	$5,062	$3,685	$(5,911)	$8,225

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended September 8, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$(37)	$125	$1,137	$(90)	$1,135
Hotel operating expenses	—	—	(779)	—	(779)
Other property-level expenses	(25)	(28)	(38)	—	(91)
Depreciation and amortization	(50)	(39)	(30)	—	(119)
Corporate and other expenses	(3)	(8)	(10)	—	(21)
Rental expense	—	—	(114)	114	—
Interest income	11	4	6	(13)	8
Interest expense	(42)	(31)	(40)	13	(100)
Net gains (loss) on property transactions	—	—	1	—	1
Equity in earnings (losses) of affiliates	190	1	(1)	(193)	(3)

Income (loss) before income taxes	44	24	132	(169)	31
Benefit (provision) for income taxes	(2)	—	6	—	4

INCOME (LOSS) FROM CONTINUING OPERATIONS	42	24	138	(169)	35
Income (loss) from discontinued operations	(1)	8	(1)	—	6

NET INCOME (LOSS)	$41	$32	$137	$(169)	$41

Quarter ended September 9, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$94	$97	$721	$(101)	$811
Hotel operating expenses	—	—	(579)	—	(579)
Other property-level expenses	(8)	(23)	(36)	—	(67)
Depreciation and amortization	(11)	(36)	(35)	—	(82)
Corporate and other expenses	(2)	(7)	(7)	—	(16)
Rental expense	—	—	(101)	101	—
Interest income	15	—	4	(14)	5
Interest expense	(45)	(28)	(35)	14	(94)
Gain (loss) on foreign currency and derivative contracts	—	1	(2)	—	(1)
Equity in earnings (losses) of affiliates	(54)	(22)	(1)	77	—

Income (loss) before income taxes	(11)	(18)	(71)	77	(23)
Benefit (provision) for income taxes	2	—	13	—	15

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9)	(18)	(58)	77	(8)
Income (loss) from discontinued operations	4	—	(1)	—	3

NET INCOME (LOSS)	$(5)	$(18)	$(59)	$77	$(5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year-to-date ended September 8, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$155	$298	$3,134	$(398)	$3,189
Hotel operating expenses	—	—	(2,097)	—	(2,097)
Other property-level expenses	(43)	(78)	(122)	—	(243)
Depreciation and amortization	(76)	(127)	(111)	—	(314)
Corporate and other expenses	(7)	(26)	(29)	—	(62)
Rental expense	—	—	(398)	398	—
Interest income	26	9	12	(25)	22
Interest expense	(128)	(91)	(104)	25	(298)
Net gains (loss) on property transactions	—	—	3	—	3
Minority interest expense	(1)	—	(6)	—	(7)
Equity in earnings (losses) of affiliates	527	235	(1)	(769)	(8)

Income (loss) before income taxes	453	220	281	(769)	185
Benefit (provision) for income taxes	(4)	—	(10)	—	(14)

INCOME (LOSS) FROM CONTINUING OPERATIONS	449	220	271	(769)	171
Income (loss) from discontinued operations	116	50	228	—	394

NET INCOME (LOSS)	$565	$270	$499	$(769)	$565

Year-to-date ended September 9, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$197	$242	$2,318	$(203)	$2,554
Hotel operating expenses	—	—	(1,740)	—	(1,740)
Other property-level expenses	(24)	(66)	(109)	—	(199)
Depreciation and amortization	(33)	(109)	(102)	—	(244)
Corporate and other expenses	(5)	(20)	(20)	—	(45)
Rental expense	—	—	(384)	384	—
Net gains (losses) on property transactions	2	1	74	—	77
Interest income	28	—	8	(19)	17
Interest expense	(134)	(99)	(104)	19	(318)
Gain (loss) on foreign currency and derivative contracts	1	—	—	—	1
Minority interest expense	(1)	—	(5)	—	(6)
Equity in earnings (losses) of affiliates	57	28	(4)	(82)	(1)

Income (loss) before income taxes	88	(23)	(68)	99	96
Benefit (provision) for income taxes	(2)	—	(21)	—	(23)

INCOME (LOSS) FROM CONTINUING OPERATIONS	86	(23)	(89)	99	73
Income (loss) from discontinued operations	11	22	(9)	—	24

NET INCOME (LOSS)	$97	$(1)	$(98)	$99	$97

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year-to-date September 8, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$354	$155	$97	$606

INVESTING ACTIVITIES
Proceeds from sale of assets, net of expenses	138	111	426	675
Acquisitions	(15)	—	(258)	(273)
Starwood acquisition, net of cash acquired	—	(526)	(222)	(748)
Investment in affiliates	(74)	—	—	(74)
Capital expenditures	(45)	(151)	(161)	(357)
Change in furniture, fixtures and equipment replacement fund	(28)	(3)	9	(22)

Cash used in investing activities	(24)	(569)	(206)	(799)

FINANCING ACTIVITIES
Debt issuances	800	116	—	916
Financing costs	(18)	(2)	—	(20)
Repayment of credit facility	(20)	—	—	(20)
Redemption of preferred units	(150)	—	—	(150)
Scheduled principal repayments	—	(5)	(36)	(41)
Debt prepayments	(138)	(84)	—	(222)
Distributions on common OP units	(195)	—	—	(195)
Distributions on preferred OP units	(16)	—	—	(16)
Distributions to minority interests	—	—	(4)	(4)
Change in restricted cash	(36)	7	13	(16)
Transfers to/from Parent	(591)	379	212	—

Cash provided by (used in) financing activities	(364)	411	185	232

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(34)	$(3)	$76	$39

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Year-to-date September 9, 2005

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$265	$67	$(21)	$311

INVESTING ACTIVITIES
Acquisitions	(5)	—	—	(5)
Deposits for hotel acquisitions	—	(12)	—	(12)
Proceeds from sale of assets, net of expenses	—	15	85	100
Proceeds from sale of interest in CBM Joint Venture LLC, net of expenses	90	—	—	90
Capital expenditures	(44)	(68)	(81)	(193)
Change in furniture, fixtures and equipment replacement fund	(64)	3	58	(3)
Other	(13)	—	—	(13)

Cash provided by (used in) investing activities	(36)	(62)	62	(36)

FINANCING ACTIVITIES
Debt issuances	650	—	—	650
Financing costs	(12)	—	—	(12)
Redemption of preferred units	(100)	—	—	(100)
Scheduled principal repayments	(1)	(9)	(33)	(43)
Debt prepayments	(469)	(140)	—	(609)
Distributions on common OP units	(68)	—	—	(68)
Distributions on preferred OP units	(24)	—	—	(24)
Distributions to minority interests	—	—	(3)	(3)
Change in restricted cash	2	7	(20)	(11)
Transfers to/from Parent	(297)	141	156	—

Cash provided by (used in) financing activities	(319)	(1)	100	(220)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(90)	$4	$141	$55

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. (formerly, Host Marriott Corporation), is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P. (formerly, Host Marriott, L.P.), a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds over 96% of the partnership interests on October 10, 2006. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

Forward-Looking Statements

In this report on Form 10-Q, we make some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10–K for the year ended December 31, 2005 and in other filings with the Securities and Exchange Commission (SEC). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report to conform the statement to actual results or changes in our expectations.

Recent Events

Acquisitions. On September 1, 2006, we purchased The Westin Kierland Resort & Spa in Scottsdale, Arizona for approximately $393 million, which includes the assumption of $135 million of mortgage debt with a fair value of $133 million at the date of acquisition and an interest rate of 5.08%. The 732-room resort, which opened in November 2002, is situated on 252 acres of fee simple property and includes a 27-hole golf course, a full-service spa and approximately five acres of undeveloped land.

On August 4, 2006, a joint venture based in Europe, in which we hold a 32.1% interest, purchased the Hotel Arts Barcelona for approximately €417 million ($537 million), including the assumption of approximately €277 million ($357 million) of mortgage debt with an interest rate of approximately 5%. The 483-room Ritz-Carlton managed hotel is located in Barcelona, Spain. The joint venture agreement was amended to increase the overall investment commitment levels from the partners to accommodate this acquisition, and therefore, we contributed an additional €46 million ($58 million) to the joint venture during July 2006 for the acquisition of this hotel.

Dispositions. On September 8, 2006, we sold the Detroit Marriott Livonia for total proceeds of $21 million and we recognized a gain of $5 million in the third quarter. Additionally, on September 22, 2006, we sold The Ritz-Carlton, Atlanta for proceeds of approximately $80 million and will record a gain of approximately $26 million in the fourth quarter.

Overview

As of October 10, 2006, we own 128 full-service hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

In the third quarter of 2006, RevPAR for our comparable hotels increased 9.1% over the same period last year. RevPAR is defined as the product of the average of the daily room rates charged and the average daily occupancy achieved and is generally considered a key performance indicator for hotels. Improvements in RevPAR at our comparable hotels for the third quarter of 2006 were driven by a 10.5% increase in average room rate, which was slightly offset by a decrease in occupancy of 1.0 percentage points. The decrease in occupancy is the result of (i) yield management (as discussed further below); (ii) weakness in individual markets; and (iii) temporary disruption to certain properties due to our capital expenditure program. Yield management by our operators resulted in a shift in the mix of business from lower-rated discount business to higher-rated business and resulted in fewer occupied rooms. The overall increase in RevPAR is a result of a number of positive trends such as United States GDP growth, growth in business investment and corporate profits, and low supply growth of new luxury and upper upscale hotels, particularly in the markets for our comparable hotels. As a result of these trends, we expect comparable hotel RevPAR to increase approximately 7.0% to 8.0% for the fourth quarter and 8.0% to 8.75% for full year 2006. We expect these trends to continue in 2007 and, as a result, comparable hotel RevPAR to increase an additional 6% to 8% over full year 2006.

For the 27 recently acquired Starwood hotels that we consolidate, which are not included in our comparable hotel results, RevPAR increased 8.3% and 10.5% for the third quarter and year-to-date, respectively, when compared to the same period of 2005.

Although strong industry performance has begun to increase the pace of new hotel construction, the majority of new projects scheduled for completion in the near-term are concentrated in the limited service segments and outside of major urban markets. Supply growth in the industry has also been restrained by construction cost increases. We believe, based on a review of forecast supply growth in the specific geographic markets where we have hotels, that the near-term increase in the supply of hotel rooms that potentially are competitive with our hotels will be meaningfully lower than the industry-wide growth.

We assess profitability by measuring changes in our operating margins, which are calculated as operating profit as a percentage of total revenues. Operating margins continued to improve during the third quarter, as average room rate increases at our hotels exceeded the rate of inflation, which is a trend we expect to continue. Operating margins continue to be affected, however, by certain costs, primarily insurance, wages and benefits and utilities, which increased at a rate greater than inflation, a trend that we expect to continue in the near term. Labor costs will likely be affected by union negotiations being held in various cities with the operators of our properties. The outcome of these negotiations is difficult to predict, though we anticipate some increase in costs. As a result of the large-scale devastation due to hurricanes in 2005, we expect insurance costs, which reflect approximately 1% of our expenses, to increase by approximately 40% and utility costs, which represent approximately 5% of our expenses, to increase by approximately 10% in 2006.

Operating margins are also affected by our food and beverage operations, which historically represent approximately 30% of our revenues. During the third quarter and year-to-date 2006, food and beverage revenue at our comparable hotels increased 5.4% and 7.0%, respectively, with an increase in food and beverage margins of 1.2 percentage points and 1.9 percentage points, respectively. We expect food and beverage revenue to continue to increase, which should contribute to continued growth in our operating margins.

We also expect to see improvements in RevPAR and operating margins as we continue our strategy of recycling assets. Over the past three years, we have acquired luxury and upper upscale properties in urban and resort/convention destinations, where further large-scale lodging development typically is limited, and have generally disposed of individual assets in suburban and secondary markets. The assets we have acquired have higher RevPAR, higher margins and, we believe, higher growth potential than those we have sold. Over time, our capital recycling efforts should contribute to improvements in overall RevPAR and margins, as well as an increase in the average per room replacement cost of our portfolio. In addition to the recycling of assets, we may also dispose of core assets when we have the opportunity to capitalize on the inherent real estate value of our properties and apply the proceeds to other business objectives. Examples of these types of dispositions are the sales of the Swissôtel, The Drake, New York and the Fort Lauderdale Marina Marriott for a total of approximately $586 million in 2006, which resulted in a significant gain of $346 million. We used the proceeds from these dispositions to finance a portion of the Starwood acquisition.

We also are continuing our capital expenditure plan at many of our properties, which we believe will enhance their competitive market position and improve their operating performance. In the near-term, some properties have experienced temporary business disruption as rooms, common areas and meeting spaces are renovated. We expect to see improvements in the operations of our hotels as we complete the significant repositioning/return on investment projects within our existing portfolio. Thus far during 2006, we have spent approximately $148 million on these types of projects, and we expect to spend a total of $245 million to $255 million on these projects for the full-year 2006. These projects have historically generated strong returns and, over the next several years, we expect to spend several hundred million dollars on such investments.

While we believe the positive trends in the lodging industry, discussed here and in our Annual Report on Form 10–K, create the opportunity for business improvements during the remainder of 2006 and 2007, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended		% Increase (Decrease)
	September 8, 2006	September 9, 2005
Revenues
Total hotel sales	$1,113	$790	40.9%
Operating costs and expenses:
Property-level costs (1)	989	728	35.9
Corporate and other expenses	21	16	31.3
Operating profit	125	67	86.6
Interest expense	100	94	6.4
Income from discontinued operations	6	3	N/M	(2)
Net income (loss)	41	(5)	N/M	(2)
Comparable hotel operating statistics:
RevPAR	$130.32	$119.49	9.1%
Average room rate	$174.51	$157.87	10.5%
Average occupancy	74.7%	75.7%	(1.0	) pts.

	Year-to-date ended		% Increase (Decrease)
	September 8, 2006	September 9, 2005
Revenues
Total hotel sales	$3,111	$2,479	25.5%
Operating costs and expenses:
Property-level costs (1)	2,654	2,183	21.6
Corporate and other expenses	62	45	37.8
Operating profit	473	326	45.1
Interest expense	298	318	(6.3)
Minority interest expense	7	6	16.7
Income from discontinued operations	394	24	N/M	(2)
Net income	565	97	N/M	(2)
Comparable hotel operating statistics:
RevPAR	$135.00	$124.02	8.9%
Average room rate	$181.74	$166.62	9.1%
Average occupancy	74.3%	74.4%	(.15	) pts.

(1)	Amount represents total operating costs and expenses per our consolidated statements of operations less corporate expenses.
(2)	N/M=Not meaningful

2006 Compared to 2005

Hotel Sales Overview. Hotel sales increased $323 million, or 40.9%, to $1.1 billion for the third quarter of 2006 and increased $632 million, or 25.5%, to $3.1 billion year-to-date. Third quarter and year-to-date 2006 hotel sales include $242 million and $396 million of sales from the hotels purchased on April 10, 2006 in the Starwood transaction. Hotel sales exclude the properties we have sold in 2006 or classified as held-for-sale as of September 8, 2006 and the properties sold in 2005. Sales for properties sold in 2006, classified as held-for-sale as of September 8, 2006 or sold in 2005 have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our full-service hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired (including the Starwood portfolio) or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of September 8, 2006, 96 of our 129 full-service hotels have been classified as comparable hotels. The following discussion is of the sales results of our comparable hotels considering property type (i.e. urban, suburban, resort/convention or airport) and geographic region. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels and further detail on these classifications. We also discuss the sales results of our hotels considering the mix of business (i.e. transient, group or contract).

Comparable hotel sales increased 7.6% to $833 million, for the quarter and 7.8% to $2.6 billion year-to-date compared to last year. The growth in revenue reflects the increase in comparable RevPAR of 9.1% for the third quarter of 2006, as a result of an increase in average room rates of 10.5%, which was slightly offset by a decrease in occupancy of 1.0 percentage point. The year-to-date revenue growth reflects the increase in comparable RevPAR of 8.9%, as a result of an increase in average room rates of 9.1% and a decrease in occupancy of .2 percentage points. Food and beverage revenues for our comparable hotels increased 5.4% for the quarter and 7.0% year-to-date, primarily due to an increase in catering and outlet revenues.

Customer Mix. Our hotel customers consist of three broad groups: transient, group and contract business. Transient demand broadly represents individual business or leisure travelers. Group demand represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. Contract demand refers to blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates. Contract rates are usually utilized by hotels that are located in markets that are experiencing consistently low levels of demand. Similar to the majority of the lodging industry, we further categorize business within these groups based on characteristics they have in common. For further detail on these groups, see our annual report on Form 10–K.

In the third quarter of 2006, our operators were able to significantly increase average daily room rates as a result of continued mix shift away from lower-rated discount and contract business in favor of higher-rated corporate transient and corporate and association group business. For our domestic full-service Marriott, Ritz-Carlton and Hyatt hotels, transient average room rate increased approximately 12% and 10.5% for the quarter and year-to-date, respectively.

Our group booking pace remains strong for the fourth quarter and 2007. We expect that average group rates will increase in future periods as a greater percentage of business will consist of higher-rated groups that were booked in more recent periods.

Comparable Hotel Sales by Property Type. For the third quarter of 2006, revenues increased across all of our hotel property types. Our urban hotels had the strongest quarter, with RevPAR growth of 12.4%, as we benefited from strong performance in several of our downtown markets such as Chicago, New York and Philadelphia. Year-to-date, RevPAR has increased 10.0% at our urban hotels. RevPAR growth at our resort/convention hotels increased 7.4% for the quarter and year-to-date, which was driven by the RevPAR increases at our Orlando and Naples resort/convention hotels. Our suburban hotels lagged the portfolio during the quarter as comparable hotel RevPAR increased 4.7% and 8.5% for the third quarter and year-to-date, respectively, which reflected an average room rate increase of 8.5% for the quarter and a 2.5 percentage point decrease in average occupancy. Our airport hotels experienced comparable hotel RevPAR increases of 3.4% and 6.9% for the quarter and year-to-date, respectively, which reflected an average room rate increase of 10.1% and 10.4% for the quarter and year-to-date, respectively. The increases in rate were offset by decreases in occupancy of 4.8 percentage points and 2.4 percentage points for the quarter and year-to-date, respectively, for our airport hotels due in part to renovations of our two large San Francisco airport hotels, which limited our meeting space supply.

Comparable Hotel Sales by Geographic Region. During the third quarter, the majority of our geographic regions experienced strong growth in comparable hotel RevPAR with the New England, Atlanta, Mountain, North Central and Mid-Atlantic regions all experiencing double-digit comparable hotel RevPAR growth. Year-to-date, comparable hotel RevPAR increased in all of our geographic regions.

Our New England region was the top performing region for the quarter with a comparable hotel RevPAR increase of 18.5% during the quarter and 20.1% year-to-date. In particular, our downtown Boston hotels continued to benefit from to very strong group demand as comparable hotel RevPAR increased 19.8% for the quarter and 21.5% year-to-date due.

Comparable hotel RevPAR for our Atlanta region increased 16.4% for the quarter and 18.2% year-to-date which was driven by increases in room rates of 13.4% for the quarter and 12.0% year-to-date. The region has benefited from in-house group and strong transient demand. We do not expect this level of RevPAR improvement for the fourth quarter as Atlanta was a significant beneficiary of the disruption created by hurricanes in the fourth quarter of 2005.

The North Central region of our portfolio experienced increases in comparable hotel RevPAR of 13.2% for the quarter and 16.0% year-to-date as the average room rate increased 11.4% and 8.3%, respectively, and the average occupancy increased 1.3 and 4.8 percentage points, respectively. The improvement was the result of strong growth across all segments of demand, especially group demand at our six hotels in the Chicago market, which are benefiting from a 50% increase in the number of city-wide events in 2006.

Comparable hotel RevPAR for our Mid-Atlantic region increased 12.6% for the quarter and 10.4% year-to-date, which was driven by comparable hotel RevPAR growth of 15.0% and 14.1% for the quarter and year-to-date, respectively, at our New York City hotels due to strong transient demand. Our Philadelphia hotels in the region also had a strong quarter as comparable hotel RevPAR increased 11.0% due primarily to an increase in average occupancy of 6.5 percentage points.

Our Mountain region experienced a comparable hotel RevPAR increase of 11.8% for the quarter and 11.4% year-to-date. The region was led by our Denver market, which experienced an increase in comparable hotel RevPAR of 12.3% for the quarter and 12.2% year-to-date due to better transient demand, and the Phoenix market, which benefited from stronger group demand when compared to prior year.

Our Florida region experienced moderate improvements of 6.9% in the third quarter and year-to-date, as strong group bookings and improved transient demand at several of our resorts and at our Marriott Orlando World Center hotel were offset by a comparable hotel RevPAR decline of 3.2 percent for the quarter at our Miami/Ft. Lauderdale hotels due to the impact of Hurricane Ernesto and other general hurricane concerns. Year-to-date, comparable hotel RevPAR at our Miami/Ft. Lauderdale hotels increased 5.8%.

For the quarter, comparable hotel RevPAR in the DC region did not change from prior year levels, and increased only 0.7% year-to-date. The quarterly results were negatively affected by marginally lower levels of group and transient business. Additionally, the year-to-date results have been negatively affected by the renovations at the JW Marriott, Washington, D.C., which had a significant number of rooms out of service for the first quarter and second quarter of 2006, as well as a reduction in group business compared to the same period in 2005, which included the effect of the Presidential inauguration.

Our Pacific region had a comparable hotel RevPAR increase of 7.2% for the quarter and 6.4% year-to-date. For the region, increases in room rates of 11.0% for the quarter and 9.0% year-to-date were partially offset by declines in average occupancy of 2.8 percentage points and 1.9 percentage points, respectively.

Comparable hotel RevPAR in our South Central region grew by 5.1% for the quarter and 5.9% year-to-date, driven primarily by strong increases in average room rate.

Comparable hotel RevPAR for our international properties increased 9.6% for the quarter and 13.5% year-to-date. Our four Canadian properties, three of which are in Toronto, experienced an increase in comparable hotel RevPAR of 11.9% for the quarter and 14.7% year-to-date.

Property-level Operating Costs. Property-level operating costs and expenses increased $261 million, or 35.9% from the third quarter of 2005 and increased $471 million, or 21.6%, year-to-date. During the third quarter and year-to-date 2006, property-level operating costs include $204 million and $324 million related to the operations of the hotels acquired in the Starwood transaction. Property-level operating costs and expenses exclude the costs for hotels we have sold, which are included in discontinued operations. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, utility costs at our comparable hotels increased 8.3% and 12.1% for the quarter and year-to-date, respectively, primarily due to increases in oil and gas prices. We expect operating costs to continue to increase during the remainder of 2006 as a result of variable costs increasing with occupancy increases, and certain costs increasing at a rate above inflation, particularly wages and benefits, utilities, insurance and real estate taxes.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and system costs. Corporate expenses increased by $5 million, or 31.3%, for the third quarter and $17 million, or 37.8%, year-to-date due to an increase in compensation expense based on the strong performance of Host’s stock price and an increase in overall staffing levels. Additionally, we had non-recurring costs associated with the Starwood transaction and the European joint venture transaction, as well as other transaction costs, totaling $3 million and $7 million for the third quarter and year-to-date 2006, respectively.

Interest Income. Interest income increased $3 million for the third quarter and $5 million year-to-date due to an increase in our cash balance and an increase in the interest rate earned on the balance.

Interest Expense. Interest expense increased $6 million for the third quarter and decreased $19 million year-to-date. For the quarter, the increase in interest expense is a result of the overall increase in debt as a result of the Starwood Transaction and an increase in the interest rates of our variable debt. The increase was partially offset by the conversion or repayment of the Convertible Subordinated Debentures and repayment of other debt. Year-to-date, the increases in interest expense discussed above were offset by the decrease in interest expense due to the decrease in call premiums and the acceleration of deferred financing costs and original issue discounts associated with debt prepayments from $30 million for year-to-date 2005 to $3 million for year-to-date 2006. In addition, interest expense for year-to-date 2006 includes approximately $5 million of non-recurring bridge loan fees and expenses related to the Starwood acquisition.

Minority Interest Expense. Minority interest expense consists of our minority partners’ share of income in consolidated hotel partnerships. The year-to-date increase in minority interest expense is due to the improvement in operations at certain of our consolidated partnerships.

Equity in Earnings (Losses) of Affiliates. Our share of losses of affiliates increased by $3 million for the third quarter and $7 million year-to-date primarily due to the losses recorded from our investment in the European joint venture of $3 million in the third quarter of 2006 and $10 million year-to-date, which includes our portion of a foreign currency hedge loss of $1 million and $7 million for the quarter and year-to-date, respectively, as the venture hedged a portion of its initial investment for the acquisition of six of its hotels.

Discontinued Operations. Discontinued operations for 2006 consist of six sold hotels and one hotel classified as held-for-sale. Discontinued operations for 2005 consist of five hotels sold in 2005 in addition to the six hotels sold in 2006 and one hotel classified as held-for-sale. Discontinued operations represent results of operations and the gain or loss on the disposition of the hotels. For year-to-date 2006 and 2005, revenues for these properties were $26 million and $101 million, respectively, and income before taxes was $4 million and $12 million, respectively. For the third quarter of 2006 and 2005, revenues for these properties were $3 million and $32 million, respectively, and income before taxes was $2 million and $3 million, respectively. We recognized a gain, net of tax, of approximately $390 million and $12 million for year-to-date 2006 and 2005, respectively, on the disposition of these hotels.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as full-service properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 129 full-service hotels that we owned on September 8, 2006, 96 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 8, 2006 are excluded from comparable hotel results for these periods:

•	Newport Beach Marriott Hotel & Spa (major renovation started in July 2004);

•	Mountain Shadows Resort and Golf Club (hotel closed pending sale, which is expected to close in the fourth quarter of 2006);

•	Atlanta Marriott Marquis (major renovation started in August 2005);

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005);

•	Hyatt Regency Washington on Capitol Hill, Washington, D.C. (acquired in September 2005);

•	Westin Kierland Resort & Spa (acquired in September 2006); and

•	the 27 consolidated hotels that we acquired from Starwood on April 10, 2006.

In addition, the operating results of the eleven hotels we disposed of as of September 8, 2006 or in 2005 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our full-service hotel properties, they exclude results for our non-hotel properties and leased limited-service hotels.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with industry data provided by hospitality research firms such as Smith Travel Research. For further discussion of our geographic regions and property types see our most recent Annual Report on Form 10–K. The following tables set forth performance information for our comparable full-service hotels by geographic region for the periods presented.

Comparable by Region (a)

	As of September 8, 2006		Quarter ended September 8, 2006			Quarter ended September 9, 2005			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	21	11,485	$202.86	79.3%	$160.87	$182.79	82.1%	$150.03	7.2%
Florida	10	6,435	151.13	68.6	103.66	141.14	68.7	97.00	6.9
Mid-Atlantic	8	5,865	208.66	81.1	169.17	191.93	78.3	150.29	12.6
DC Metro	13	5,335	171.29	71.5	122.51	161.21	76.0	122.52	—
North Central	12	4,906	155.29	77.7	120.64	139.46	76.4	106.59	13.2
South Central	7	4,126	132.06	67.3	88.85	119.24	70.9	84.53	5.1
Atlanta	8	3,069	185.00	66.8	123.57	163.11	65.1	106.12	16.4
New England	6	3,032	175.83	83.0	146.02	151.03	81.6	123.22	18.5
Mountain	6	2,210	104.06	68.9	71.74	90.43	70.9	64.14	11.8
International	5	1,953	153.27	71.5	109.61	134.49	74.4	100.00	9.6

All Regions	96	48,416	174.51	74.7	130.32	157.87	75.7	119.49	9.1

	As of September 8, 2006		Year-to-date ended September 8, 2006			Year-to-date ended September 9, 2005			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	21	11,485	$201.15	76.4%	$153.71	$184.52	78.3%	$144.50	6.4%
Florida	10	6,435	196.13	73.9	144.84	181.72	74.6	135.50	6.9
Mid-Atlantic	8	5,865	213.03	78.8	167.87	193.70	78.5	152.04	10.4
DC Metro	13	5,335	182.29	72.6	132.31	169.99	77.3	131.46	0.7
North Central	12	4,906	145.57	73.0	106.28	134.40	68.2	91.63	16.0
South Central	7	4,126	142.03	72.2	102.58	130.50	74.2	96.89	5.9
Atlanta	8	3,069	187.40	71.1	133.23	167.30	67.4	112.68	18.2
New England	6	3,032	168.18	77.1	129.70	151.15	71.4	107.98	20.1
Mountain	6	2,210	131.66	65.9	86.77	117.88	66.1	77.92	11.4
International	5	1,953	150.17	71.8	107.77	131.45	72.2	94.95	13.5

All Regions	96	48,416	181.74	74.3	135.00	166.62	74.4	124.02	8.9

Comparable by Property Type (a)

	As of September 8, 2006		Quarter ended September 8, 2006			Quarter ended September 9, 2005			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	40	23,124	$185.84	78.4%	$145.78	$166.23	78.0%	$129.67	12.4%
Suburban	29	11,139	143.37	68.6	98.35	132.15	71.1	93.94	4.7
Airport	16	7,328	127.12	73.7	93.72	115.45	78.5	90.63	3.4
Resort/ Convention	11	6,825	230.30	72.9	167.82	215.63	72.4	156.22	7.4

All Types	96	48,416	174.51	74.7	130.32	157.87	75.7	119.49	9.1

	As of September 8, 2006		Year-to-date ended September 8, 2006			Year-to-date ended September 9, 2005			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	40	23,124	$190.39	77.3%	$147.15	$173.93	76.9%	$133.76	10.0%
Suburban	29	11,139	145.13	68.0	98.74	133.36	68.3	91.03	8.5
Airport	16	7,328	133.02	73.6	97.91	120.53	76.0	91.62	6.9
Resort/ Convention	11	6,825	257.19	75.0	192.92	241.28	74.5	179.67	7.4

All Types	96	48,416	181.74	74.3	135.00	166.62	74.4	124.02	8.9

(a)	The reporting period for our comparable operating statistics for the third quarter of 2006 is from June 17, 2006 to September 8, 2006 and for the third quarter of 2005 from June 18, 2005 to September 9, 2005. The reporting period for year-to-date 2006 is from December 31, 2005 to September 8, 2006 and for year-to-date 2005 is from January 1, 2005 to September 8, 2005. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10–K.

The following statistics are for all of our full-service properties as of September 8, 2006 and September 9, 2005, respectively. The operating statistics include the results of operations prior to their disposition for hotels we have sold.

All Full-Service Properties

	Quarter ended		Year-to-date ended
	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
Average Room Rate	$171.26	$155.59	$178.81	$164.46
Average Occupancy	74.9%	74.5%	74.2%	73.7%
RevPAR	$128.31	$115.97	$132.72	$121.22

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

Cash Balances. As of September 8, 2006, we had $223 million of cash and cash equivalents, which was an increase of $39 million from December 31, 2005. In addition, subsequent to September 8, 2006, approximately $100 million was received from the sale of the Detroit Marriott Livonia and The Ritz-Carlton, Atlanta. As a result of the current operating environment and the flexibility and capacity provided by our credit facility, we expect to lower our cash balances to within a range of $100 million to $125 million over the next few quarters through additional investments in our existing portfolio, debt repayments and acquisitions.

As of September 8, 2006, we also had $129 million of cash that was restricted as a result of lender requirements. The restricted cash balances do not have a significant effect on our liquidity. There are no scheduled debt maturities for the remainder of 2006, although the $450 million 9 1/2% Series I senior notes mature in January 2007. We recently exercised our option to extend the $88 million mortgage on the JW Marriott Hotel Pennsylvania Avenue for one year. We also have scheduled principal repayments totaling approximately $17 million for the remainder of 2006. We believe we have sufficient cash, or availability under our line of credit, to deal with our near-term maturities, as well as any unexpected decline in the cash flow from our business. Currently, we have the full amount of $575 million available under our credit facility.

Debt Repayments and Refinancings. Improving our interest coverage and leverage ratios remains a key management priority. During 2006, we issued $800 million of 6 3/4% Series P senior notes and assumed or issued mortgage debt totaling $328 million. We used the proceeds from the senior notes issuance to redeem or prepay $136 million of 7 7/8% Series B senior notes and related prepayment premiums, $84 million of 8.39% mortgage debt and approximately $150 million of 10% Class C preferred units and accrued distributions. Additionally, we converted or redeemed the $387 million remaining balance of the Convertible Subordinated Debentures. The remaining proceeds of the senior note and mortgage debt issuances were used for asset acquisitions and general corporate purposes. While the net effect of these transactions resulted in a net increase in our debt balances of approximately $469 million, we have increased our partners’ capital balance (including the limited partnership interests of third parties) by approximately $2.9 billion during the year, primarily through the issuance of an equivalent OP unit to Host for each share of Host common stock that was issued as part of the acquisition of the Starwood portfolio and through the conversion of 24 million of Host’s Convertible Subordinated Debentures valued at $368 million. Overall, we have significantly improved our interest coverage and leverage ratios during the year.

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

Capital Expenditures. For the year-to-date period ended September 8, 2006, our renewal and replacement capital expenditures were approximately $209 million. We expect total renewal and replacement capital expenditures for 2006 to be approximately $275 million to $285 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash.

For year-to-date 2006, we spent approximately $148 million in repositioning/return on investment (ROI) projects. These projects include, for example, expanding ballroom, spa or conference facilities and major guest rooms repositionings. We expect to spend approximately $245 million to $255 million in 2006 on these investment projects. In addition, we expect to spend several hundred million on such investments over the next several years. For further discussion of these projects and capital expenditures, see our most recent Annual Report on Form 10–K.

Acquisitions. On April 10, 2006, we acquired 25 domestic hotels and three foreign hotels from Starwood for total consideration of approximately $3.1 billion. Total consideration included the issuance by Host of $2.27 billion of equity (133,529,412 shares of Host common stock) to Starwood stockholders, the assumption of $77 million with a fair value of $86 million as of April 10, 2006 in debt and the net payment of approximately $748 million in cash. For each share of Host common stock issued in the transaction, we issued an equivalent OP unit to Host. On September 1, 2006, we purchased The Westin Kierland Resort & Spa in Scottsdale, Arizona, for approximately $393 million, which includes the assumption of approximately $135 million of mortgage debt with a fair value of $133 million at September 1, 2006 and an interest rate of 5.08%. We remain interested in pursuing single asset and portfolio acquisitions, both domestically, and abroad through the joint venture in Europe. We believe that there are, and will continue to be, opportunities to acquire assets that are consistent with our target profile of luxury and upper upscale properties in urban and resort/convention locations where further large scale lodging development is limited. Any acquisitions may be funded, in part, from our available cash, draws under our credit facility or other debt financing, proceeds from asset sales or through equity offerings by Host or the issuance of debt or OP units by Host LP. We may acquire properties through various structures, including through the European joint venture or through similar joint ventures with other partners. We cannot be certain as to the size or timing of acquisition opportunities or of our ability to obtain additional acquisition financing, if needed.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital markets. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for year-to-date 2006 increased $295 million to $606 million from $311 million for year-to-date 2005, due primarily to the increase in operating profit in 2006.

Cash Used in Investing Activities. Approximately $799 million of cash was used in investing activities during year-to-date 2006. The primary use of cash in investing activities was the acquisition of the Starwood portfolio. For more information, see “Starwood Acquisition.” Additionally, we increased our capital expenditures by $164 million to $357 million as part of our strategy to maximize the value of our existing portfolio. During the third quarter, we contributed approximately $58 million to the joint venture in Europe for the acquisition of the Hotel Arts Barcelona. See “Recent Events.” Cash provided by investing activities for year-to-date 2006 was from the sale of five properties in 2006 for net proceeds of approximately $675 million, which does not include $21 million of cash received in the fourth quarter from the sale of Detroit Marriott Livonia.

The following table summarizes the significant investing activities that have been completed since the beginning of 2006 (in millions):

Transaction Date	Description of Transaction	(Investment)/ Sales Price
September 2006	Sale of Ritz-Carlton, Atlanta	$80
September 2006	Sale of Detroit Marriott Livonia	21
September 2006	Purchase of Westin Kierland Resort & Spa (1)	(393)
July 2006	Investment in European joint venture (2)	(58)
May/June 2006	Investment in European joint venture (3)	(72)
April 2006	Purchase of 28 hotels from Starwood (4)	(3,070)
March 2006	Sale of Swissôtel The Drake, New York	440
January 2006	Sale of Chicago Marriott Suites Deerfield and Marriott at Research Triangle Park	55
January 2006	Sale of Fort Lauderdale Marina Marriott and Albany Marriott	204

(1)	Investment price includes the assumption of $135 million of mortgage debt.

(2)	During the third quarter of 2006, we invested an additional $58 million, or €46 million, to our European joint venture. The proceeds were used to fund a portion of the acquisition of the Hotel Arts Barcelona.
(3)	Investment price includes the contribution of the Sheraton Warsaw Hotel & Towers valued at $59 million on May 2, 2006, which was acquired from Starwood on April 10, 2006, and cash to the joint venture.
(4)	Investment price includes the assumption of $77 million of mortgage debt and the issuance by Host of $2.27 billion of Host common stock (representing approximately 133.5 million shares of Host common stock) and excludes transaction expenses. For each share of Host common stock issued in the transaction, we issued an equivalent OP unit to Host. The investment price includes $59 million for the Sheraton Warsaw Hotel & Towers, which was subsequently contributed to the joint venture on May 2, 2006.

Cash Provided by (Used in) Financing Activities. Approximately $232 million of cash was provided by financing activities during 2006. Year-to-date, we have issued $916 million of debt, including the $800 million 6 3/4% Series Q senior notes. A portion of these proceeds were used to redeem the remaining $136 million of our 7 7/8% Series B senior notes, our $150 million 10% Class C preferred units and to repay the remaining $84 million of 8.39% mortgage debt on the Boston Marriott Copley Place. Also, activities for 2006 consisted of distributions on our preferred and common OP units of $211 million and scheduled principal repayments of $41 million. The following table summarizes the significant financing transactions (not including the conversion of Host’s Convertible Subordinated Debentures in the first quarter of 2006 or the issuance of approximately 133.5 million shares of Host common stock issued in the Starwood acquisition) since the beginning of 2006 (in millions):

Transaction Date	Description of Transaction	Transaction Amount
Debt
September 2006	Assumption of 5.08% mortgage on Westin Kierland Resort & Spa (fair value of $133 million)	$135
June 2006	Repayment of 8.39% mortgage on the Boston Marriott Copley Place	(84)
May 2006	Redemption of remaining 7 7/8% Series B senior notes	(136)
April 2006	Assumption of mortgage debt from Starwood (fair value of $86 million)	77
April 2006	Redemption of outstanding Convertible Preferred Securities	(2)
March 2006	Proceeds from the issuance of 6 3/4% Series P senior notes (1)	787
March 2006	Repayment of the credit facility	(20)
January 2006	Proceeds from the issuance of 5.195% Canadian mortgage loan	116
Equity
June 2006	Redemption of the 10% Class C preferred units	(151)

(1)	The Series P senior notes were exchanged for Series Q senior notes in July 2006.

Debt

As of September 8, 2006, our total debt was $5.8 billion. The weighted average interest rate of our debt was approximately 7.2% and the weighted average maturity was 5.6 years. Additionally, approximately 87% of our debt has a fixed rate of interest.

As of September 8, 2006 and December 31, 2005, our debt was comprised of (in millions):

	September 8, 2006	December 31, 2005
Series B senior notes, with a rate of 7 7/8% due August 2008	$—	$136
Series G senior notes, with a rate of 9 1/4% due October 2007 (1)	235	236
Series I senior notes, with a rate of 9 1/2% due January 2007 (2)	448	451
Series K senior notes, with a rate of 7 1/8% due November 2013	725	725
Series M senior notes, with a rate of 7% due August 2012	347	346
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes , with a rate of 6 3/4% due June 2016	800	—
Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	494	493
Senior notes, with an average rate of 9.7%, maturing through 2012	13	13

Total senior notes	3,712	3,050
Mortgage debt (non-recourse) secured by $3.4 billion of real estate assets, with an average interest rate of 7.5% at September 8, 2006 and 7.8% at December 31, 2005 respectively	2,038	1,823
Credit facility	—	20
Convertible debt obligation to Host Hotels & Resorts, Inc., with a rate of 6 3/4% due December 2026	—	387
Other	89	90

Total debt	$5,839	$5,370

(1)	Includes the fair value of the interest rate swap agreements of $(7) million and $(6) million as of September 8, 2006 and December 31, 2005, respectively.
(2)	Includes the fair value of the interest rate swap agreement of $(2) million and $1 million as of September 8, 2006 and December 31, 2005, respectively.

Exchangeable Senior Debentures. During 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures which currently are exchangeable into shares of Host’s common stock at an exchange rate of 56.97 shares for each $1,000 of principal amount of the debentures, or a total of approximately 28 million shares, which is equivalent to an exchange price of $17.55 per share of Host’s common stock. The exchange rate is adjusted for certain circumstances, including Host’s payment of common dividends. Holders may exchange their Exchangeable Senior Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host’s common stock is more than 120% of the exchange price per share for at least 20 of 30 trading days during certain periods.

As of September 25, 2006, holders of the debentures may exchange their debentures for Host common stock as the closing price for Host common stock exceeded 120% of the exchange price for 20 out of 30 trading days during the period ending on September 25, 2006 (the first day of the current exchange period). The debentures will remain exchangeable until January 16, 2007 (the last day of the current exchange period). The debentures will remain exchangeable after January 16, 2007, if the trading price of Host common stock continues to exceed 120% of the exchange price for 20 out of the 30 trading days during the period ending on January 17, 2007, or if other conditions for exchange are satisfied.

Series Q Senior Notes. In July 2006, $800 million 6 3/4% Series P senior notes were exchanged for $800 million 6 3/4% Series Q senior notes. The terms of the Series Q senior notes are substantially identical, except that the Series Q senior notes are registered under the Securities Act of 1933 and are, therefore, freely transferable.

Mortgage Debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of September 8, 2006, we have 29 assets that are encumbered by mortgage debt. We have certain restrictive covenants on one loan, which we refer to as the CMBS loan, that is secured by mortgages on eight properties. These restrictive covenants require the mortgage servicer to retain and hold in escrow the cash flow after debt service if it declines below specified operating levels. We are currently above the specified operating levels. The remaining mortgage loans generally do not have restrictive covenants that require such escrows.

Distribution Policy

Host is required to distribute to its stockholders at least 90% of its annual taxable income in order to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of October 10, 2006, Host is the owner of substantially all of the preferred OP units and approximately 96% of the common OP units. The remaining 4% of the common OP units are held by various third-party limited partners.

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

On September 15, 2006, Host’s Board of Directors declared a cash dividend of $0.20 per share on its common stock. The dividend will be paid on October 16, 2006 to stockholders of record as of September 30, 2006. Accordingly, we made a $0.20 distribution per common OP unit. The amount of any future common dividend will be determined by Host’s Board of Directors.

On September 15, 2006, Host’s Board of Directors also declared a cash dividend of $0.5546875 per share on its Class E preferred stock. The dividend will be paid on October 16, 2006 to preferred stockholders of record as of September 30, 2006. Accordingly, we made a similar distribution on our Class E preferred OP units.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. They are as follows: (i) Funds From Operations (FFO) per diluted unit, and (ii) Comparable Hotel Operating Results. A complete discussion of these measures (including the reasons why we believe they are useful to investors, the additional purposes for which management uses these measures and their limitations) is included in our most recent Annual Report on Form 10–K.

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

The following table provides a reconciliation of net income (loss) available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income (Loss) Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	September 8, 2006			September 9, 2005
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Units	Per Unit Amount
Net income (loss) available to common unitholders stockholders	$39	539.6	$.07	$(11)	373.3	$(.03)
Adjustments:
Gain on dispositions, net of taxes	(5)	—	(.01)	—	—	—
Amortization of deferred gains, net of taxes	(1)	—	—	(1)	—	—
Depreciation and amortization	119	—	.22	85	—	.23
Partnership adjustments	1	—	—	—	—	—
Adjustments for dilutive securities:
Assuming distribution of OP units to Host for Host shares granted under its comprehensive stock plan less shares assumed purchased at average market price	—	1.8	—	—	2.3	—
Assuming conversion of Exchangeable Senior Debentures	4	28.5	—	4	27.7	(.01)

FFO per diluted unit (a) (b)	$157	569.9	$.28	$77	403.3	$.19

	Year-to-date ended
	September 8, 2006			September 9, 2005
	Income (Loss)	Units	Per Unit Amount	Income (Loss)	Units	Per Unit Amount
Net income available to common unitholders	$547	483.4	$1.13	$72	373.0	$.19
Adjustments:
Gain on dispositions, net of taxes	(390)	—	(.81)	(54)	—	(.14)
Amortization of deferred gains, net of taxes	(3)	—	—	(5)	—	(.02)
Depreciation and amortization	314	—	.65	254	—	.69
Partnership adjustments	1	—	—	3	—	—
Adjustments for dilutive securities:
Assuming distribution of OP units to Host for Host shares granted under its comprehensive stock plan less shares assumed purchased at average market price	—	1.8	—	—	2.4	—
Assuming conversion of Exchangeable Senior Debentures	13	28.5	(.03)	13	27.7	(.02)
Assuming conversion of Convertible debt obligation to Host Hotels & Resorts, Inc.	2	2.7	—	—	—	—

FFO per diluted unit (a) (b)	$484	516.4	$.94	$283	403.1	$.70

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include OP units granted to Host for Host shares granted under Host’s comprehensive stock plans, preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(b)	FFO per diluted unit and earnings (loss) per diluted unit for certain periods presented were significantly affected by certain transactions, the effect of which is shown in the table below (in millions, except per unit amounts):

	Quarter ended
	September 8, 2006		September 9, 2005
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain on dispositions, net of taxes	$5	$—	$—	$—
Non-recurring Starwood acquisition costs (1)	(4)	(4)	—	—

Total	$1	$(4)	$—	$—

Per diluted unit	$—	$—	$—	$—

	Year-to-date ended
	September 8, 2006		September 9, 2005
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Non-recurring Starwood acquisition costs (1)	$(17)	$(17)	$—	$—
Senior notes redemptions and debt prepayments (2)	(4)	(4)	(34)	(34)
Preferred unit redemptions (3)	(8)	(8)	(4)	(4)
Gain on CBM Joint Venture LLC sale (4)	—	—	42	—
Gain on dispositions, net of taxes	390	—	12	—

Total	$361	$(29)	$16	$(38)

Per diluted unit	$.74	$(.05)	$.04	$(.09)

(1)

Represents non-recurring costs incurred in conjunction with the acquisition of the Starwood portfolio that are required to be expensed under U.S. generally accepted accounting principles, including start-up costs, bridge loan fees and expenses and our portion of a foreign currency hedge loss by the European joint venture, as the venture hedged a portion of its initial investment for the acquisition of six of its hotels.

(2)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call or prepayment notice period, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages during certain periods presented.
(3)	Represents the original issue costs and incremental dividends during the redemption notice period associated with the redemption of the Class C preferred units in 2006 and the Class B preferred units in 2005.
(4)	Represents the gain, net of tax, on the sale of 85% of our interest in CBM Joint Venture LLC.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
Number of hotels	96	96	96	96
Number of rooms	48,416	48,416	48,416	48,416
Percent change in Comparable Hotel RevPAR	9.1%		8.9%
Comparable hotel sales
Room	$542	$497	$1,633	$1,500
Food and beverage	233	221	803	751
Other	58	56	176	173

Comparable hotel sales (b)	833	774	2,612	2,424

Comparable hotel expenses (c)
Room	132	125	386	362
Food and beverage	188	181	587	563
Other	36	37	104	108
Management fees, ground rent and other costs	284	268	842	801

Comparable hotel expenses	640	611	1,919	1,834

Comparable hotel adjusted operating profit	193	163	693	590
Non-comparable hotel results, net (d)	73	3	158	26
Office building and limited service properties, net (e)	(1)	(1)	(2)	(1)
Depreciation and amortization	(119)	(82)	(314)	(244)
Corporate and other expenses	(21)	(16)	(62)	(45)

Operating profit per the consolidated statements of operations	$125	$67	$473	$326

(a)	The reporting period for our comparable operating statistics for the third quarter of 2006 is from June 17, 2006 to September 8, 2006 and for the third quarter of 2005 from June 18, 2005 to September 9, 2005. The reporting period for year-to-date 2006 is from December 31, 2005 to September 8, 2006 and for year-to-date 2005 is from January 1, 2005 to September 9, 2005. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10–K.

(b)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-date ended
	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
Revenues per the consolidated statements of operations	$1,135	$811	$3,189	$2,554
Non-comparable hotel sales	(295)	(31)	(567)	(112)
Hotel sales for the property for which we record rental income, net	11	11	37	35
Rental income for office buildings and limited service hotels	(18)	(17)	(54)	(53)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott- managed hotels	—	—	7	—

Comparable hotel sales	$833	$774	$2,612	$2,424

(c)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-date ended
	September 8, 2006	September 9, 2005	September 8, 2006	September 9, 2005
Operating costs and expenses per the consolidated statements of operations	$1,010	$744	$2,716	$2,228
Non-comparable hotel expenses	(220)	(26)	(408)	(87)
Hotel expenses for the property for which we record rental income	9	9	38	36
Rent expense for office buildings and limited service hotels	(19)	(18)	(56)	(54)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	5	—
Depreciation and amortization	(119)	(82)	(314)	(244)
Corporate and other expenses	(21)	(16)	(62)	(45)

Comparable hotel expenses	$640	$611	$1,919	$1,834

(d)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(e)	Represents rental income less rental expense for limited service properties and office buildings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

The percentage of our debt that is floating rate was 13% at September 8, 2006 and 15% at December 31, 2005. Accordingly, there have been no material changes in our interest rate sensitivity. See our most recent Annual Report on Form 10–K.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
June 17, 2006— July 16, 2006	23,857	1 share of Host common stock*	—	—
July 17, 2006— August 16, 2006	20,057	1 share of Host common stock*	—	—
August 17, 2006— September 8, 2006	32,743	1 share of Host common stock*	—	—

Total	76,657	1 share of Host common stock*

*	Reflects common operating partnership units redeemed by holders in exchange for 1 share of Host Hotels & Resorts, Inc. common stock for each operating partnership unit.

Item 6. Exhibits

(3)	(a) The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred OP Unit Distributions.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.

October 16, 2006	By:	Host Hotels & Resorts, Inc.
Its General Partner

/s/ Larry K. Harvey
Larry K. Harvey Senior Vice President, Chief Accounting Officer of Host Hotels & Resorts, Inc.