Form 10-Q
period 2007-03-23
HOST HOTELS & RESORTS L.P.
filed 2007-05-02
CIK 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 23, 2007.

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

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Class	Units outstanding as of April 25, 2007
Units of limited partnership interest	540,618,420

CONDENSED CONSOLIDATED BALANCE SHEETS

March 23, 2007 and December 31, 2006

(in millions)

	March 23, 2007	December 31, 2006
	(unaudited)
ASSETS
Property and equipment, net	$10,501	$10,584
Assets held for sale	—	96
Due from managers	89	51
Investments in affiliates	161	160
Deferred financing costs, net	62	60
Furniture, fixtures and equipment replacement fund	94	100
Other	185	196
Restricted cash	175	194
Cash and cash equivalents	1,171	364

Total assets	$12,438	$11,805

LIABILITIES AND PARTNERS’ CAPITAL

Debt
Senior notes, including $1,086 million and $495 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,117	$3,526
Mortgage debt	2,262	2,014
Credit facility	—	250
Other	88	88

Total debt	6,467	5,878
Accounts payable and accrued expenses	217	243
Other	230	252

Total liabilities	6,914	6,373

Minority interest	32	28
Limited partnership interests of third parties at redemption value (representing 18.6 million units and 18.8 million units at March 23, 2007 and December 31, 2006, respectively)	499	462

Partners’ capital
General partner	1	1
Cumulative redeemable preferred limited partner	97	97
Limited partner	4,870	4,819
Accumulated other comprehensive income	25	25

Total partners’ capital	4,993	4,942

Total liabilities and partners’ capital	$12,438	$11,805

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 23, 2007 and March 24, 2006

(unaudited, in millions, except per unit amounts)

	Quarter ended
	March 23, 2007	March 24, 2006
REVENUES
Rooms	$614	$487
Food and beverage	323	259
Other	69	50

Total hotel sales	1,006	796
Rental income	31	29

Total revenues	1,037	825

EXPENSES
Rooms	152	118
Food and beverage	237	191
Hotel departmental expenses	251	204
Management fees	45	34
Other property-level expenses	81	61
Depreciation and amortization	116	87
Corporate and other expenses	21	20

Total operating costs and expenses	903	715

OPERATING PROFIT	134	110
Interest income	6	5
Interest expense	(94)	(91)
Net gains on property transactions	1	1
Minority interest expense	(4)	(4)
Equity in earnings of affiliates	2	1

INCOME BEFORE INCOME TAXES	45	22
Benefit (provision) for income taxes	5	(1)

INCOME FROM CONTINUING OPERATIONS	50	21
Income from discontinued operations	144	160

NET INCOME	194	181
Less: Distributions on preferred units	(2)	(6)

NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$192	$175

BASIC EARNINGS PER COMMON UNIT:
Continuing operations	$.09	$.04
Discontinued operations	.27	.40

BASIC EARNINGS PER COMMON UNIT	$.36	$.44

DILUTED EARNINGS PER COMMON UNIT:
Continuing operations	$.09	$.04
Discontinued operations	.26	.40

DILUTED EARNINGS PER COMMON UNIT	$.35	$.44

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 23, 2007 and March 24, 2006

(unaudited, in millions)

	Quarter ended
	March 23, 2007	March 24, 2006
OPERATING ACTIVITIES
Net income	$194	$181
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(141)	(153)
Depreciation	1	3
Depreciation and amortization	116	87
Amortization of deferred financing costs	3	3
Deferred income taxes	(6)	(1)
Net gains on property transactions	(1)	(1)
Equity in earnings of affiliates	(2)	(1)
Distributions from investments in affiliates	2	1
Minority interest expense	4	4
Change in due from managers	(38)	(39)
Changes in other assets	3	31
Changes in other liabilities	(14)	(15)

Cash provided by operations	121	100

INVESTING ACTIVITIES
Proceeds from sales of assets, net	331	251
Acquisitions	(15)	—
Capital expenditures:
Renewals and replacements	(52)	(82)
Repositionings and other investments	(67)	(37)
Change in furniture, fixtures and equipment (FF&E) reserves	6	14
Change in restricted cash designated for FF&E reserves	2	(3)
Other	18	—

Cash provided by investing activities	223	143

FINANCING ACTIVITIES
Financing costs	(5)	(2)
Debt issuances	1,025	116
Repayment of credit facility	(250)	(20)
Debt prepayments	(175)	—
Scheduled principal repayments	(11)	(13)
Distributions on common OP units	(135)	(43)
Distributions on preferred OP units	(2)	(6)
Distributions to minority interests	(1)	(2)
Change in restricted cash	17	24

Cash provided by financing activities	463	54

INCREASE IN CASH AND CASH EQUIVALENTS	807	297
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	364	184

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,171	$481

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 23, 2007 and March 24, 2006

(unaudited, in millions)

Supplemental disclosure of cash flow information:

	Quarter ended
	March 23, 2007	March 24, 2006
Interest paid	$71	$91
Income taxes paid	2	1

Supplemental disclosure of noncash investing and financing activities:

During the first quarter of 2007 and 2006, minority partners converted operating partnership units, or OP units, valued at approximately $5 million and $13 million, respectively, in exchange for approximately 0.2 million and 0.7 million shares, respectively, of Host Hotels & Resorts, Inc., or Host, common stock.

During the first quarter of 2006, Host issued approximately 24.0 million shares of its common stock upon the conversion of approximately 7.4 million of its Convertible Subordinated Debentures valued at approximately $368 million. Additionally, as a result of the conversion, Host consolidated the wholly owned entity that issued the Convertible Subordinated Debentures and eliminated the $17 million investment not held by third parties. For each share of common stock issued by Host, we issued an equivalent number of OP units to Host.

See notes to condensed consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Hotels & Resorts, L.P. (Host LP), a Delaware limited partnership, operating through an umbrella partnership structure with Host Hotels & Resorts, Inc., or Host, as the sole general partner, is primarily the owner of hotel properties. Host operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of March 23, 2007, Host held 96.6% of our operating partnership interests, or OP units.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2006.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 23, 2007 and the results of our operations and cash flows for the quarters ended March 23, 2007 and March 24, 2006. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain prior year financial statement amounts have been reclassified to conform with the current presentation.

Reporting Periods

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. In contrast, other managers of our hotels, such as Starwood and Hyatt, report results on a monthly basis. For results reported by hotel managers using a monthly reporting period (approximately 40% of our hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). We elected to adopt the reporting period used by Marriott International modified so that our fiscal year always ends on December 31. Accordingly, our first three quarters of operations end on the same day as Marriott International but our fourth quarter ends on December 31.

Application of New Accounting Standards

As a partnership for federal income tax purposes, we are not subject to Federal income tax. We are, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. In addition, each of our taxable REIT subsidiaries is taxable as a regular C corporation. Host has elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, is not subject to federal income tax, provided they distribute all their taxable income annually to their stockholders and comply with certain other requirements. In addition to paying federal and state income tax on any retained income, Host is subject to taxes on “built-in-gains” on sales of certain assets. Additionally, Host’s taxable REIT subsidiaries are subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries, state income and franchise taxes incurred by Host and us and foreign income taxes incurred by Host LP.

Host adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result, Host recognized an approximate $11 million reduction in the deferred tax liabilities, which was recorded as an increase to retained earnings as of January 1, 2007, and, as a result, increased our partners’ capital. The remaining balance of unrecognized tax benefits as of the date of adoption is approximately $4 million. All of such amount, if recognized, would impact Host’s reconciliation between the income tax provision (benefit) calculated at the statutory federal income tax rate of 35% and the actual income tax provision (benefit) recorded each year. We believe that there will be no additional significant changes in unrecognized tax benefits that are reasonably possible in 2007. Host also accrued approximately $.5 million for the payment of interest and penalties as of the date of adoption. Host recognizes interest accrued related to uncertain tax positions in interest expense and penalties in operating expenses. Host, or its subsidiaries, file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Host’s open tax years generally include tax years 2003-2006 as of the date of adoption.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Earnings per Common Unit

Basic earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common OP units outstanding. Diluted earnings per common unit is computed by dividing net income available to common unitholders as adjusted for potentially dilutive securities, by the weighted average number of units of common OP units outstanding plus potentially dilutive securities. Dilutive securities may include units distributed to Host for Host common shares granted under comprehensive stock plans, preferred OP units held by minority partners, exchangeable debt securities and other minority interests that have the option to convert their interests to common OP units. No effect is shown for securities that are anti-dilutive.

	Quarter ended
	March 23, 2007			March 24, 2006
	(in millions, except per unit amounts)
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income	$194	540.2	$.36	$181	397.5	$.46
Distributions on preferred units	(2)	—	—	(6)	—	(.02)

Basic earnings available to common unitholders	192	540.2	.36	175	397.5	.44
Assuming distribution of units to Host for Host shares granted under its comprehensive stock plan, less shares assumed purchased at average market price	—	.8	—	—	.9	—
Assuming conversion of minority OP units issuable	—	1.2	(.01)	—	—	—

Diluted earnings available to common unitholders	$192	542.2	$.35	$175	398.4	$.44

4.	Property and Equipment

Property and equipment consists of the following as of (in millions):

	March 23, 2007	December 31, 2006
Land and land improvements	$1,628	$1,622
Buildings and leasehold improvements	10,595	10,695
Furniture and equipment	1,412	1,414
Construction in progress	195	166

	13,830	13,897
Less accumulated depreciation and amortization	(3,329)	(3,313)

	$10,501	$10,584

5.	Debt

$600 million Exchangeable Senior Debentures. On March 23, 2007, we issued $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and received proceeds of $589 million, net of

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

underwriting fees and expenses and original issue discount. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the 2007 Debentures have been called for redemption. On exchange, we will deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of Host’s common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged, and, at our option, Host shares, cash or a combination thereof for any excess above the principal value. The initial exchange rate is 31.002 shares of Host’s common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $32.26 per share of Host common stock. Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP units. The exchange rate may be adjusted under certain circumstances including the payment of Host common dividends exceeding $.20 per share in any given quarter. The 2007 Debentures and the Host common stock issuable, at our option, upon exchange of the debentures have yet not been registered under the Securities Act and may not be offered or sold except to qualified institutional buyers, as defined.

$500 million Exchangeable Senior Debentures. On March 16, 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received net proceeds of $484 million, after discounts, underwriting fees and expenses. The 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the 2004 Debentures have been called for redemption. The 2004 Debentures are currently exchangeable into shares of Host’s common stock at an exchange rate of 58.0682 shares for each $1,000 of principal amount of the debentures, or a total of approximately 29 million shares (which is equivalent to an exchange price of $17.22 per share of our common stock). Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP units. The exchange rate is adjusted for certain circumstances, including the payment of all Host common dividends. The 2004 Debentures will remain exchangeable until July 1, 2007 (the last day of the current exchange period) and will continue to be exchangeable after July 1, 2007 if the trading price of Host common stock continues to exceed 120% of the exchange price, or if other conditions for exchange are satisfied.

Credit Facility. During the first quarter of 2007, we repaid the $250 million outstanding balance on our credit facility. As of March 23, 2007, we have $575 million available under our credit facility.

Mortgage Debt. During the first quarter of 2007, we completed the following mortgage debt repayments and refinancing transactions:

•	on March 7, 2007, we repaid the $88 million mortgage on the JW Marriott Hotel, Washington, D.C., due September 15, 2007, which had a floating rate of interest of LIBOR plus 210 basis points;

•

on March 2, 2007, we issued a $300 million mortgage secured by The Ritz-Carlton, Naples and the Newport Beach Marriott Hotel & Spa, which bears interest at rate of 5.53% and matures on March 1, 2014; and

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

on February 8, 2007, we refinanced the $88 million, 8.58% mortgage due March 1, 2007 on the Harbor Beach Marriott Resort and Spa with a $134 million mortgage that bears interest at a rate of 5.55% and matures on March 1, 2014.

6.	Distributions

On March 15, 2007, Host’s Board of Directors declared a cash dividend of $0.20 per share on its common stock. The dividend was paid on April 16, 2007 to stockholders of record as of March 31, 2007. Accordingly, we made a similar distribution on our common OP units.

On March 15, 2007, Host’s Board of Directors declared a cash dividend of $0.5546875 per share on its Class E cumulative redeemable preferred stock. The dividend was paid on April 16, 2007 to preferred stockholders of record as of March 31, 2007. Accordingly, we made a similar distribution on our Class E preferred OP units.

7.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. Our hotels meet the aggregation criteria for financial reporting and, accordingly, we report one business segment, hotel ownership. As of March 23, 2007, our foreign operations consist of four properties located in Canada, two properties located in Chile and one property located in Mexico. As of March 24, 2006, our foreign operations consist of the four Canadian properties and the one Mexican property. There were no intercompany sales between our domestic properties and our foreign properties. The following table presents revenues for each of the geographical areas in which we operate:

	Quarter ended
	March 23, 2007	March 24, 2006
	(in millions)
United States	$1,008	$801
Canada	21	20
Chile	4	—
Mexico	4	4

Total revenue	$1,037	$825

8.	Comprehensive Income

Typically, our other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments. Other comprehensive income was not significant for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Dispositions

Dispositions. We sold seven hotels (the Sheraton Milwaukee Brookfield Hotel, the Sheraton Providence Airport Hotel, the Capitol Hill Suites, the Marriott Mountain Shadows Resort & Golf Club, the Fairview Park Marriott, the Raleigh Marriott Crabtree Valley and the Miami Airport Marriott) during the first quarter of 2007 for a total sales price of approximately $333 million. We recorded a gain from the sales of approximately $141 million. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented:

	Quarter ended
	March 23, 2007	March 24, 2006
	(in millions)
Revenues	$14	$42
Income before income taxes	4	6
Gain on dispositions, net of tax	141	153

10.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

Generally, all of our subsidiaries guarantee our senior notes except those owning 29 of the full-service hotels, our taxable REIT subsidiaries and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned.

The following condensed consolidating information sets forth the financial position as of March 23, 2007 and December 31, 2006, results of operations for the quarter ended March 23, 2007 and March 24, 3006 and cash flows for the quarter ended March 23, 2007 and March 24, 2006 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheets

(in millions)

March 23, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$866	$4,222	$5,413	$—	$10,501
Due from managers	(13)	5	97	—	89
Investments in affiliates	7,649	1,324	27	(8,839)	161
Rent receivable	—	22	267	(289)	—
Deferred financing costs, net	47	4	11	—	62
Furniture, fixtures and equipment replacement fund	24	23	47	—	94
Other	(416)	612	401	(412)	185
Restricted cash	1	5	169	—	175
Cash and cash equivalents	995	23	153	—	1,171

Total assets	$9,153	$6,240	$6,585	$(9,540)	$12,438

Debt	$3,486	$942	$2,285	$(246)	$6,467
Other liabilities	175	224	617	(569)	447

Total liabilities	3,661	1,166	2,902	(815)	6,914
Minority interests	—	—	32	—	32
Limited partner interest of third parties at redemption value	499	—	—	—	499
Partners’ capital	4,993	5,074	3,651	(8,725)	4,993

Total liabilities and partners’ capital	$9,153	$6,240	$6,585	$(9,540)	$12,438

December 31, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$868	$4,570	$5,146	$—	$10,584
Assets held for sale	2	94	—	—	96
Due from managers	(29)	—	82	(2)	51
Investments in affiliates	7,612	1,717	27	(9,196)	160
Rent receivable	—	44	—	(44)	—
Deferred financing costs, net	46	3	11	—	60
Furniture, fixtures and equipment replacement fund	34	28	38	—	100
Other	(136)	1,679	223	(1,570)	196
Restricted cash	1	3	190	—	194
Cash and cash equivalents	266	16	82	—	364

Total assets	$8,664	$8,154	$5,799	$(10,812)	$11,805

Debt	$3,043	$1,005	$1,952	$(122)	$5,878
Rent payable	—	—	44	(44)	—
Other liabilities	217	209	1,519	(1,450)	495

Total liabilities	3,260	1,214	3,515	(1,616)	6,373
Minority interests	—	—	28	—	28
Limited partner interest of third parties at redemption value	462	—	—	—	462
Partners’ capital	4,942	6,940	2,256	(9,196)	4,942

Total liabilities and partners’ capital	$8,664	$8,154	$5,799	$(10,812)	$11,805

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended March 23, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$137	$84	$1,024	$(208)	$1,037
Hotel operating expenses	—	—	(685)	—	(685)
Property-level expenses	(4)	(27)	(50)	—	(81)
Depreciation and amortization	(14)	(47)	(55)	—	(116)
Corporate and other expenses	2	(9)	(14)	—	(21)
Rental expense	—	—	(208)	208	—
Interest income	6	3	3	(6)	6
Interest expense	(35)	(30)	(35)	6	(94)
Net gains on property transactions	—	—	1	—	1
Minority interest expense	—	—	(4)	—	(4)
Equity in earnings (losses) of affiliates	65	(12)	—	(51)	2

Income (loss) before income taxes	157	(38)	(23)	(51)	45
Benefit (provision) for income taxes	—	—	5	—	5

INCOME (LOSS) FROM CONTINUING OPERATIONS	157	(38)	(18)	(51)	50
Income from discontinued operations	37	105	2	—	144

NET INCOME (LOSS)	$194	$67	$(16)	$(51)	$194

Quarter ended March 24, 2006
	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$101	$72	$807	$(155)	$825
Hotel operating expenses	—	—	(547)	—	(547)
Property-level expenses	(5)	(21)	(35)	—	(61)
Depreciation and amortization	(12)	(40)	(35)	—	(87)
Corporate and other expenses	(1)	(9)	(10)	—	(20)
Rental expense	—	—	(155)	155	—
Interest income	8	3	2	(8)	5
Interest expense	(33)	(31)	(35)	8	(91)
Net gains on property transactions	—	—	1	—	1
Minority interest expense	—	—	(4)	—	(4)
Equity in earnings (losses) of affiliates	11	(8)	—	(2)	1

Income (loss) before income taxes	69	(34)	(11)	(2)	22
Benefit (provision) for income taxes	(2)	—	1	—	(1)

INCOME (LOSS) FROM CONTINUING OPERATIONS	67	(34)	(10)	(2)	21
Income from discontinued operations	114	44	2	—	160

NET INCOME (LOSS)	$181	$10	$(8)	$(2)	$181

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Quarter ended March 23, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$91	$17	$13	$121

INVESTING ACTIVITIES
Proceeds from sales of assets, net	57	274	—	331
Acquisitions	(15)	—	—	(15)
Capital expenditures	(10)	(51)	(58)	(119)
Change in furniture, fixtures and equipment replacement fund	10	5	(9)	6
Change in restricted cash designated for FF&E replacement fund	70	—	(68)	2
Other	18	—	—	18

Cash provided by (used in) investing activities	130	228	(135)	223

FINANCING ACTIVITIES
Financing costs	(2)	(2)	(1)	(5)
Issuances of debt	591	—	434	1,025
Repayment of credit facility	(250)	—	—	(250)
Debt prepayments	—	—	(175)	(175)
Scheduled principal repayments	—	(1)	(10)	(11)
Distributions on common OP units	(135)	—	—	(135)
Distributions on preferred OP units	(2)	—	—	(2)
Distributions to minority interest	—	—	(1)	(1)
Change in restricted cash	(70)	(2)	89	17
Transfers to/from Parent	372	(533)	161	—

Cash provided by (used in) financing activities	504	(538)	497	463

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$725	$(293)	$375	$807

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Quarter ended March 24, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$72	$22	$6	$100

INVESTING ACTIVITIES
Proceeds from sales of assets, net	139	112	—	251
Capital expenditures	(14)	(58)	(47)	(119)
Change in furniture, fixtures and equipment replacement fund	5	10	(1)	14
Change in restricted cash designated for FF&E replacement	—	(2)	(1)	(3)

Cash provided by (used in) investing activities	130	62	(49)	143

FINANCING ACTIVITIES
Financing costs	—	(2)	—	(2)
Issuances of debt	—	116	—	116
Repayment of credit facility	(20)	—	—	(20)
Scheduled principal repayments	—	(2)	(11)	(13)
Distributions on common OP units	(43)	—	—	(43)
Distributions on preferred OP units	(6)	—	—	(6)
Distributions to minority interest	—	—	(2)	(2)
Change in restricted cash	1	2	21	24
Transfers to/from Parent	152	(198)	46	—

Cash provided by (used in) financing activities	84	(84)	54	54

INCREASE IN CASH AND CASH EQUIVALENTS	$286	$—	$11	$297

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds 96.6% of the partnership interests on April 30, 2007. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

Forward-Looking Statements

In this report on Form 10-Q, we make some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10–K for the year ended December 31, 2006 and in other filings with the Securities and Exchange Commission (SEC). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report to conform the statement to actual results or changes in our expectations.

Outlook

As of April 30, 2007, we own 121 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Management believes that we will continue to experience growth in RevPAR, margins and cash flow throughout the year as a result of strong operating fundamentals, including the growth of the U.S. economy and strong lodging demand. Although, the pace of new lodging supply has started to increase somewhat, the majority of new projects scheduled for completion in the near-term are concentrated in the economy and mid-scale segments, are outside of major urban markets and will have less than 200 rooms. As a result, we expect that comparable hotel RevPAR will increase approximately 6.5% to 8.0% for the full year 2007 and at the lower end of that range for the second quarter. Additionally, we expect Comparable Hotel plus the Starwood Portfolio RevPAR (described below) to increase 6.5% to 8.5% for both the second quarter and full year 2007.

We expect operating margin growth will further benefit from the increase in the average daily room rate in 2007 and continued increases in food and beverage revenues associated with the expected growth in group business. While we expect margins to improve, margin growth will be constrained by continued pressure from certain costs that are likely to increase at a rate greater than inflation, including wages and benefits, real estate taxes and, potentially, utilities.

In the near-term, some properties may experience temporary business disruption and displacement as rooms, common areas and meeting spaces are renovated as part of the maintenance capital expenditure and repositioning/return on investment projects at many of our properties. However, over the long term, we expect to see improvements in RevPAR and operating margins as these expenditures are expected to enhance the properties market position and profitability.

We also expect to see improvements in RevPAR and operating margins as we continue our strategy of recycling assets. Over the past three years, we have acquired larger luxury and upper upscale properties in urban and resort/convention destinations, where further large-scale lodging development typically is limited, and have generally disposed of smaller hotels that are located in suburban and secondary markets. The assets we have acquired have higher RevPAR, higher margins and, we believe, higher growth potential than those we have sold. Over time, our capital recycling efforts should contribute to improvements in overall RevPAR and margins, as well as an increase in the average per room replacement cost of our portfolio. In addition to the recycling of assets, we may also dispose of core assets when we have the opportunity to capitalize on the inherent real estate value of our properties and apply the proceeds to other business objectives.

While we believe the positive trends in the lodging industry, discussed here and in our Annual Report on Form 10–K, create the opportunity for business improvements during the remainder of 2007, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Recent Events

On April 30, 2007, we commenced the processes necessary to defease a $515 million mortgage loan secured by eight properties with an interest rate of 7.61% maturing August 2009, which we refer to as the CMBS loan. To defease the loan, we have used available cash of approximately $545 million, which includes amounts for prepayment and other costs. This transaction is expected to be completed in early May 2007.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	March 23, 2007	March 24, 2006	% Increase (Decrease)
Revenues
Total hotel sales	$1,006	$796	26.4%
Operating costs and expenses:
Property-level costs (1)	882	695	26.9
Corporate and other expenses	21	20	5.0
Operating profit	134	110	21.8
Interest expense	94	91	3.3
Minority interest expense	4	4	—
Income from discontinued operations	144	160	(10.0)
Net income	194	181	7.2
All hotel operating statistics (2):
RevPAR	$132.77	$126.55	4.9%
Average room rate	$189.18	$179.21	5.6%
Average occupancy	70.2%	70.6%	(0.4	) pts.
Comparable hotel operating statistics (3):
RevPAR	$136.54	$128.62	6.2%
Average room rate	$194.15	$182.36	6.5%
Average occupancy	70.3%	70.5%	(0.2	) pts.
Comparable hotel plus Starwood portfolio operating statistics (4):
RevPAR	$134.03	$125.21	7.0%
Average room rate	$191.03	$179.75	6.3%
Average occupancy	70.2%	69.7%	.5	pts.

(1)	Amount represents total operating costs and expenses per our consolidated statements of operations less corporate expenses.

(2)	Operating statistics are for all properties as of March 23, 2007 and March 24, 2006 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for March 23, 2007 and March 24, 2006 are based on 94 comparable hotels as of March 23, 2007.
(4)	Comparable hotels plus Starwood portfolio statistics are based on 94 comparable hotels plus 24 hotels acquired from Starwood in April 2006 that we own as of March 23, 2007.

2007 Compared to 2006

Hotel Sales Overview

	Quarter ended
	March 23, 2007	March 24, 2006	% Increase (Decrease)
	(in millions)
Revenues
Rooms	$614	$487	26.1%
Food and beverage	323	259	24.7
Other	69	50	38.0

Total hotel sales	$1,006	$796	26.4

Hotel sales increased $210 million, or 26.4%, to $1.0 billion for the first quarter of 2007. First quarter 2007 hotel sales include $151 million of sales from the hotels purchased on April 10, 2006 in the Starwood transaction. Hotel sales exclude the properties we have sold in 2007 and the properties sold in 2006. Sales for properties sold in 2007 or sold in 2006 have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired (including the Starwood portfolio) or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of March 23, 2007, 94 of our 121 hotels have been classified as comparable hotels. We also discuss operating results for our hotels on a Comparable Hotels plus the Starwood Portfolio (described below). See “Comparable Hotel and Comparable Hotels plus the Starwood Portfolio Operating Statistics” for a complete description of our comparable hotels and the hotels in the Starwood Portfolio. We discuss our operating results by property type (i.e. urban, suburban, resort/convention or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable hotel sales increased 5.4% to approximately $832 million for the first quarter of 2007. The revenue growth reflects the increase in comparable RevPAR of 6.2%, as a result of an increase in average room rates of 6.5% and a slight decrease in occupancy of 0.2 percentage points. The growth in average room rate was driven by a number of positive trends such as strong United States GDP growth, low growth in the supply of new luxury and upper upscale hotels and the strengthening in the group and transient segments of our business. Our occupancy levels were affected by weakness in individual markets and temporary disruption to certain properties due to our capital expenditure program. As a result of these trends, our operators were able to continue to increase room rates while generally maintaining the year-over-year occupancy level. Food and beverage revenues for our comparable hotels increased 3.9%, primarily due to increased sales from our catering and banquet business. In addition, during the first quarter of 2007, operating margins at our food and beverage outlets increased 0.8 percentage points.

In addition to comparable hotel RevPAR, we also have presented Comparable Hotel plus the Starwood Portfolio RevPAR. This represents our comparable hotels (described above) plus the 24 hotels acquired from Starwood on April 10, 2006 that we own as of March 23, 2007. Accordingly, we have included the results of the Starwood portfolio for periods prior to our ownership in 2006 in the determination of the Comparable Hotel plus Starwood Portfolio RevPAR. Comparable Hotel plus the Starwood Portfolio RevPAR increased 7.0%. The RevPAR increase was the result of an increase in average room rates of 6.3% and an increase in occupancy of .5 percentage points. Based on a March 31 calendar quarter end, our Comparable Hotel plus Starwood Portfolio RevPAR increased 7.6% over the first calendar quarter of 2006. Given the significant contribution of these hotels to our operating results, we believe this supplemental presentation provides useful information to investors.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels and our comparable hotels plus the Starwood portfolio by property type as of March 23, 2007 and March 24, 2006:

Comparable Hotels by Property Type (a)

	As of March 23, 2007		Quarter ended March 23, 2007			Quarter ended March 24, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	40	23,519	$199.16	72.6%	$144.58	$185.57	72.3%	$134.23	7.7%
Suburban	28	10,901	155.15	65.2	101.11	146.53	65.0	95.18	6.2
Airport	15	6,556	143.30	69.5	99.66	136.05	69.8	94.90	5.0
Resort/Convention	11	6,825	286.77	71.7	205.62	269.08	74.2	199.78	2.9

All Types	94	47,801	194.15	70.3	136.54	182.36	70.5	128.62	6.2

Comparable Hotels plus the Starwood Portfolio by Property Type (b)

	As of March 23, 2007		Quarter ended March 23, 2007			Quarter ended March 24, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	55	33,011	$195.84	71.8%	$140.70	$183.17	70.5%	$129.07	9.0%
Suburban	34	12,844	154.98	64.4	99.83	146.37	64.2	93.94	6.3
Airport	17	7,555	140.16	71.2	99.79	132.89	71.1	94.53	5.6
Resort/Convention	12	7,337	282.63	72.0	203.42	265.98	74.4	197.95	2.8

All Types	118	60,747	191.03	70.2	134.03	179.75	69.7	125.21	7.0

(a)	The reporting period for our comparable operating statistics for the first quarter of 2007 is from December 30, 2006 to March 23, 2007 and for the first quarter of 2006 is from December 31, 2005 to March 24, 2006. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(b)	Reflects our comparable hotels plus the 24 hotels acquired from Starwood in April 2006 that we own as of March 23, 2007. For further detail, see “Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics.”

For the first quarter of 2007, RevPAR increased across all of our hotel property types, led by our urban hotels, as we benefited from strong performance in several of our downtown markets, including Washington, D.C., New York City and San Francisco. RevPAR growth at our suburban hotels was led by the RevPAR increases at our suburban Denver hotels. Our resort/convention hotels lagged the portfolio, as the Coronado Island Marriott Resort was significantly affected by major renovations and the Orlando World Center Marriott Resort and Convention Center was impacted by three group cancellations.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels and our comparable hotels plus the Starwood portfolio by geographic region as of March 23, 2007 and March 24, 2006:

Comparable Hotels by Region (a)

	As of March 23, 2007		Quarter ended March 23, 2007			Quarter ended March 24, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	22	12,017	$209.40	71.8%	$150.34	$195.49	73.2%	$143.10	5.1%
Florida	9	5,663	248.02	76.1	188.80	236.35	76.1	179.95	4.9
Mid-Atlantic	8	5,870	221.41	73.5	162.68	203.85	72.9	148.59	9.5
DC Metro	12	5,399	196.22	68.7	134.76	190.12	63.2	120.15	12.2
North Central	12	4,906	132.40	62.0	82.04	126.62	64.9	82.14	(0.1)
South Central	7	4,126	156.95	76.2	119.54	143.21	76.0	108.82	9.8
Atlanta	7	2,625	190.20	69.3	131.89	181.87	72.5	131.83	—
New England	6	3,032	147.94	62.9	92.99	142.28	63.7	90.60	2.6
Mountain	6	2,210	169.58	65.4	110.85	157.87	63.1	99.61	11.3
International	5	1,953	147.74	64.3	94.96	141.07	68.0	95.88	(1.0)

All Regions	94	47,801	194.15	70.3	136.54	182.36	70.5	128.62	6.2

Comparable Hotels plus the Starwood Portfolio by Region (b)

	As of March 23, 2007		Quarter ended March 23, 2007			Quarter ended March 24, 2006
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	28	16,020	$201.80	72.4%	$146.05	$190.47	73.4%	$139.75	4.5%
Florida	10	5,922	244.02	76.2	186.00	232.00	76.4	177.14	5.0
Mid-Atlantic	11	8,675	222.77	75.3	167.68	205.84	71.1	146.45	14.5
DC Metro	13	5,662	196.32	69.1	135.57	190.35	63.6	121.13	11.9
North Central	15	6,495	131.34	62.0	81.44	125.55	63.3	79.48	2.5
South Central	8	4,358	161.07	75.8	122.09	146.85	75.8	111.28	9.7
Atlanta	7	2,625	190.20	69.3	131.89	181.87	72.5	131.83	—
New England	11	5,663	146.83	58.6	86.08	142.73	58.3	83.21	3.4
Mountain	8	2,856	167.46	66.6	111.46	154.73	65.3	100.99	10.4
International	7	2,471	141.68	64.3	91.15	132.64	68.5	90.87	0.3

All Regions	118	60,747	191.03	70.2	134.03	179.75	69.7	125.21	7.0

(a)	The reporting period for our comparable operating statistics for the first quarter of 2007 is from December 30, 2006 to March 23, 2007 and for the first quarter of 2006 is from December 31, 2005 to March 24, 2006. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(b)	Reflects our comparable hotels plus the 24 hotels acquired from Starwood in April 2006 that we own as of March 23, 2007. For further detail, see “Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics.”

Four of our regions performed exceptionally well. Performance for the Mid-Atlantic region was driven by outstanding RevPAR growth in New York City. The D.C. Metro region was led by our downtown Washington, D.C. hotels and the South Central region was driven by growth at our Dallas Quorum Marriott and San Antonio Marriott Rivercenter hotels. The Mountain region was led by the strength of the Denver market.

Four of our regions significantly underperformed. The Atlanta region underperformed due to an increase in demand in the first quarter of 2006 from disruption caused by the 2005 hurricanes in New Orleans and Florida. The North Central region experienced weakness in the Detroit market, due to the Super Bowl being held there in 2006, and the Minneapolis market was weak due to a rooms renovation at the Minneapolis Marriott City Center. The New England market primarily underperformed because of lower levels of group and transient demand at the Sheraton Boston and the Boston Marriott Copley Place. The International region was weak due to a rooms renovation at the Toronto Marriott Eaton Center and lower group demand at the Toronto Marriott Airport.

Hotels Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. Individual travelers are referred to as “Transient” customers. Those traveling as part of an organized group, meeting or convention are referred to as “Group” customers. “Contract” customers represent blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates, such as airline crews. For further detail on our business mix, see our annual report on Form 10-K.

In the first quarter of 2007, our operators were able to significantly increase average daily room rates for both our transient and group business, while occupancy was up modestly for both. The increase in the average daily rate of slightly more than 6% for our transient business was driven by continued rate strength and an increase in demand in the premium and corporate segments of the business. The average daily rate for our group business also increased slightly more than 6% due to continued strong pricing power in all segments of group business. Group demand was up slightly for the quarter, as the discount and other segment demand offset declines in the association and corporate segments.

Our group booking pace remains solid for the remainder of the year. We expect that average group rates will increase in future periods as a greater percentage of business will consist of higher-rated groups that were booked in more recent periods. Approximately 44% of our rooms revenues are from group business, and as of the end of the first quarter, approximately 90% of our anticipated group business for the year is under contract.

Property-level Operating Expenses

	Quarter ended
	March 23, 2007	March 24, 2006	% Increase (Decrease)
	(in millions)
Rooms	$152	$118	28.8%
Food and beverage	237	191	24.1
Hotel departmental expenses	251	204	23.0
Management fees	45	34	32.4
Other property-level expenses	81	61	32.8
Depreciation and amortization	116	87	33.3

Total property-level operating expenses	$882	$695	26.9

Property-level operating expenses increased $187 million, or 26.9%, for the first quarter of 2007. During the first quarter of 2007, property-level operating expenses include $138 million related to the operations of the hotels acquired in the Starwood transaction. Property-level operating expenses exclude the costs for hotels we have sold, which are included in discontinued operations. Our operating expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. We expect operating costs to continue to increase during the remainder of 2007 as a result of variable costs increasing with occupancy increases, and certain costs likely increasing at a rate greater than inflation, including wages and benefits, and real estate taxes and, potentially, utilities.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and system costs. For the quarter, corporate expenses increased approximately $1 million from the same period last year.

Interest Income. Interest income increased $1 million for the first quarter due to an increase in our cash balance and an increase in the interest rate earned on the balance.

Interest Expense. Interest expense increased $3 million for the first quarter, which is a result of the overall increase in debt offset by the decrease in our weighted average interest rate.

Equity in Earnings of Affiliates. Our share of income of affiliates increased by $1 million for the first quarter due to an increase in earnings for all of our affiliates, including earnings from our European Joint Venture, in which we became a partner during the second quarter of 2006.

Discontinued Operations. Discontinued operations for 2007 consist of seven hotels sold during the first quarter of 2007. Discontinued operations for 2006 consist of fourteen hotels sold during 2006 and the first quarter of 2007. Discontinued operations represent results of operations and the gain or loss on the disposition of the hotels during the period. For the first quarter of 2007 and 2006, revenues for these properties were $14 million and $42 million, respectively, and operating income before taxes was $4 million and $6 million, respectively. We recognized a gain, net of tax, of approximately $141 million and $153 million for the first quarter of 2007 and 2006, respectively, on the disposition of these hotels.

Liquidity and Capital Resources

Cash Requirements

We use cash primarily for acquisitions, capital expenditures, debt payments and distributions to unitholders. As a REIT, Host is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, in the form of dividends on an annual basis. Funds used by Host to make these dividends are provided by us. We depend primarily on external sources of capital to finance future growth, including acquisitions.

Cash Balances. As of March 23, 2007, we had $1.2 billion of cash and cash equivalents, which was an increase of $807 million from December 31, 2006. The increase in cash is primarily due to the issuance of debt, proceeds from asset sales and improved operations, partially offset by debt repayments, dividend payments and capital expenditures. During the second quarter, we used approximately $136 million to prepay additional mortgage debt and related costs and $110 million to pay common and preferred distributions. In addition, we intend to use approximately $545 million of our available cash to defease the 7.61%, $515 million CMBS loan in the second quarter, including prepayment and other costs. Excluding amounts necessary for working capital, we intend to use the remaining available funds over time to further invest in our portfolio, acquire new properties or make further debt repayments.

Debt Transactions. During the first quarter, we issued approximately $1.0 billion of debt, including $600 million of 2 5/8% Exchangeable Senior Debentures, as well as other mortgage debt. See the table of significant financing transactions in -”Cash Provided by Financing Activities.” As a result of these transactions and the use of the proceeds therefrom described above, our debt balance is expected to be reduced to approximately $5.8 billion with an average maturity of 6.5 years and a weighted average interest rate of 6.2%, which represents a decrease of approximately 60 basis points from December 31, 2006.

In addition to the above financing activity, approximately $6 million of senior notes mature and $21 million of principal amortization is due during the remainder of 2007. We also expect to repay a $190 million mortgage secured by four hotels in October 2007, at which time the interest rate on the loan would otherwise substantially increase and all excess cash flow from the properties would be required to be used to pay down the mortgage. We believe we have sufficient cash or availability under our line of credit to deal with our near-term maturities, as well as any unexpected decline in the cash flow from our business.

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

Acquisitions and Dispositions. During the first quarter of 2007, we sold seven properties for total proceeds of approximately $333 million and a gain of approximately $141 million. During the remainder of 2007, we expect to complete the sale of an additional $100 million to $300 million. We also expect acquisitions of $300 million to $500 million during the year.

Capital Expenditures. Our capital expenditures generally fall into three broad categories, renewal and replacement expenditures, repositioning/return on investment (or “ROI”) projects and value enhancement projects. ROI/repositioning capital expenditures are selective capital improvements outside the scope of the typical renewal and replacement capital expenditures. These projects include, for example, significant repositionings of guest rooms, lobbies or food and beverage platforms and expanding ballroom, spa or conference facilities. Value enhancement projects are opportunities where we seek to enhance the value of our portfolio by identifying and executing strategies that maximize the highest and best use of all aspects of our properties, such as the development of timeshare or condominium units on excess land.

For the quarter ended March 23, 2007, our renewal and replacement capital expenditures were approximately $52 million. We expect total renewal and replacement capital expenditures for 2007 to be approximately $310 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $67 million during the quarter on repositioning/ROI projects. We expect total repositioning/ROI expenditures for 2007 to be approximately $330 million.

In January of 2007, we completed the sale of the Marriott Mountain Shadows Resort & Golf Club for $42 million and recognized a gain of approximately $21 million. This sale represents an example of one of the value enhancement opportunities in our portfolio where we can realize the inherent real estate value of our holdings.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital market transactions. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for the first quarter of 2007 increased $21 million to $121 million, due primarily to the increase in net income.

Cash Used in Investing Activities. Approximately $223 million of cash was provided by investing activities during the first quarter of 2007. This included approximately $331 million of net proceeds from the sales of seven properties in 2007, primarily offset by capital expenditures of $119 million. Additionally, in February 2007, we purchased the land under the Atlanta Marriott Perimeter Center, which we previously leased, for approximately $15 million. The following table summarizes the significant investing activities that have been completed since the beginning of 2007 (in millions):

Transaction Date	Description of Transaction	(Investment)/ Sales Price
February	Acquisition of the Atlanta Marriott Perimeter Center ground lease	$(15)
February	Sale of Miami Airport Marriott	57
February	Sale of Raleigh Marriott Crabtree Valley	48
February	Sale of Fairview Park Marriott	109
January	Sale of Sheraton Milwaukee Brookfield	28
January	Sale of Sheraton Providence	10
January	Sale of Capitol Hill Suites	39
January	Sale of Marriott Mountain Shadows Resort & Golf Club	42

Cash Provided by Financing Activities. Approximately $463 million of cash was provided by financing activities during 2007. We issued approximately $1.0 billion of debt in the first quarter of 2007. Cash used in financing activities in the first quarter consisted of debt prepayments of approximately $175 million and scheduled principal repayments of $11 million. During the first quarter of 2007, we also repaid the $250 million outstanding balance under our credit facility and paid distributions on our common and preferred units of $137 million, an increase of $88 million from the first quarter 2006. The following table summarizes the significant financing transactions, including activity subsequent to the end of the quarter (in millions):

Transaction Date	Description of Transaction	Transaction Amount
April	Prepayment of the Philadelphia Marriott Convention Center mortgages with a weighted average interest rate of 8.52%	$(96)
April	Prepayment of the 8.41% Four Seasons Hotel, Atlanta mortgage	(33)
March	Proceeds from the issuance of 2 5/8% Exchangeable Senior Debentures due 2027	589
March	Prepayment of the 7.42% mortgage on the JW Marriott, Washington, D.C. (1)	(88)
March	Proceeds from the issuance of the 5.53% mortgage loan secured by the Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa	298
March	Repayment of the Credit Facility	(175)
February	Proceeds from the 5.55% Harbor Beach Marriott Resort & Spa mortgage refinancing	133
February	Repayment of the 8.58% Harbor Beach Marriott Resort & Spa mortgage	(88)
January	Repayment of the Credit Facility	(75)

(1)	The JW Marriott, Washington, D.C. had a floating interest rate of LIBOR plus 210 basis points. The interest rates shown reflect the rate as of the date of the transaction.

Debt

As of March 23, 2007, our total debt was $6.5 billion. The weighted average interest rate of our debt was approximately 6.3% and the weighted average maturity was 6.0 years. Additionally, all of our debt has a fixed rate of interest.

As of March 23, 2007 and December 31, 2006, our debt was comprised of (in millions):

	March 23, 2007	December 31, 2006
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	347	347
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	496	496
$500 million Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	495	495
$600 million Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	591	—
Senior notes, with an average rate of 9.7%, maturing through 2012	13	13

Total senior notes	4,117	3,526
Mortgage debt (non-recourse) secured by $3.6 billion of real estate assets, with an average interest rate of 7.1% at March 23, 2007 and 7.5% at December 31, 2006 respectively	2,262	2,014
Credit facility	—	250
Other	88	88

Total debt	$6,467	$5,878

$600 million Exchangeable Senior Debentures. On March 23, 2007, we issued $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we will deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of Host’s common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged, and, at our option, Host’s shares, cash or a combination thereof for any excess above the principal value. The initial exchange rate is 31.002 shares of Host common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $32.26 per share of Host common stock. Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP units. The exchange rate may be adjusted under certain circumstances including the payment of common dividends exceeding $.20 per share in any given quarter. The 2007 Debentures and the Host common stock issuable, at our option, upon exchange of the debentures have not yet been registered under the Securities Act and may not be offered or sold except to qualified institutional buyers, as defined.

$500 million Exchangeable Senior Debentures. On March 16, 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received net proceeds of $484 million, after discounts, underwriting fees and expenses. The 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior debt. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The 2004 Debentures are currently exchangeable into shares of Host’s common stock at an exchange rate of 58.0682 shares for each $1,000 of principal amount of the 2004 Debentures, or a total of approximately 29 million shares (which is equivalent to an exchange price of $17.22 per share). Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP units. The exchange rate is adjusted for certain circumstances, including the payment of all common dividends. The 2004 Debentures will remain exchangeable until July 1, 2007 (the last day of the current exchange period) and will continue to be exchangeable after July 1, 2007 if the trading price of Host common stock continues to exceed 120% of the exchange price, or if other conditions for exchange are satisfied.

Mortgage Debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of March 23, 2007, we have 27 assets that are encumbered by mortgage debt. Certain of these assets are secured by mortgage debt that contains restrictive covenants that require the mortgage servicer or lender to retain and hold in escrow the cash flow after debt service if it declines below specified operating levels. We are currently above the specified operating levels; therefore, no cash is being held in escrow under these restrictive covenants.

During the first quarter of 2007, we issued a $300 million mortgage secured by The Ritz-Carlton, Naples and the Newport Beach Marriott Hotel & Spa, which bears interest at a rate of 5.53% and matures in 2014; refinanced the $88 million 8.58% mortgage on the Harbor Beach Marriott Resort and Spa due March 1, 2007 with a $134 million mortgage at a rate of 5.55% that matures in 2014; and repaid the $88 million floating rate mortgage due September 15, 2007 on the JW Marriott Hotel, Washington, D.C.

Distribution Policy

Host is required to distribute to its stockholders at least 90% of its annual taxable income, excluding net capital gain, in order to qualify as a REIT, including taxable income recognized for tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of April 30, 2007, Host is the owner of substantially all of the preferred OP units and approximately 96.6% of the common OP units. The remaining 3.4% of the common OP units are held by various third-party limited partners.

Investors should take into account the 3.4% minority position in Host LP common OP units when analyzing common and preferred dividend payments by Host to its stockholders, as these holders share, on a pro rata basis, in amounts being distributed by Host LP to holders of its corresponding common and preferred OP units. When Host pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1 per unit distribution by Host LP to Host, as well as to other common OP unit holders.

Host’s current policy on common dividends is generally to distribute 100% of its annual taxable income. Going forward, Host intends to pay a regular quarterly dividend of $0.20 per share, and, in addition, to declare a special dividend during the fourth quarter of each year, the amount of which will vary depending on Host’s level of taxable income. Additionally, based on our forecast for the rest of 2007, we expect meaningful growth in the fourth quarter special dividend relative to the 2006 special dividend of $.05 per share. Host currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors.

On March 15, 2007, Host’s Board of Directors declared a cash dividend of $0.20 per share on its common stock. The dividend was paid on April 16, 2007 to stockholders of record as of March 31, 2007. Accordingly, we made a similar distribution on our common OP units. The amount of any future common dividend will be determined by Host’s Board of Directors.

On March 15, 2007, Host’s Board of Directors also declared a cash dividend of $0.5546875 per share on its Class E preferred stock. The dividend was paid on April 16, 2007 to preferred stockholders of record as of March 31, 2007. Accordingly, we made a similar distribution on our Class E preferred OP units.

Comparable Hotel and Comparable Hotel plus the Starwood Portfolio Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 121 hotels that we owned on March 23, 2007, 94 have been classified as comparable hotels. The operating results of the following hotels that we owned as of March 23, 2007 are excluded from comparable hotel results for these periods:

•	Atlanta Marriott Marquis (major renovation started in August 2005);

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005);

•	The Westin Kierland Resort & Spa (acquired in September 2006); and

•	24 consolidated hotels that we acquired from Starwood on April 10, 2006.

The operating results of the 14 hotels we disposed of as of March 23, 2007 or in 2006 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

In addition to comparable hotel RevPAR, we also have presented comparable hotel plus the Starwood portfolio RevPAR. This represents our comparable hotels (described above) plus the 24 hotels acquired from Starwood on April 10, 2006 that we own as of March 23, 2007. Accordingly, we have included the results of the Starwood portfolio for periods prior to our ownership in 2006 in the determination of the comparable hotel plus Starwood portfolio RevPAR. As properties managed by Starwood report results on a monthly basis, the first quarter RevPAR reflects the results of these hotels for January and February consistent with our treatment of reporting periods discussed in our most recent Annual Report of Form 10-K. Given the significance of the Starwood portfolio to our operating results, we believe this supplemental presentation provides useful information to investors.

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

The following table provides a reconciliation of net income available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	March 23, 2007			March 24, 2006
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income available to common unitholders	$192	540.2	$.36	$175	397.5	$.44
Adjustments:
Gain on dispositions, net of taxes	(141)	—	(.26)	(153)	—	(.38)
Amortization of deferred gains, net of taxes	(1)	—	—	(1)	—	—
Depreciation and amortization	117	—	.21	89	—	.22
Adjustments for dilutive securities:
Assuming distribution of units to Host for Host shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	.8	—	—	.9	—
Assuming conversion of 2004 Exchangeable Senior Debentures	5	29.0	(.01)	5	28.1	(.01)
Assuming conversion of Convertible debt obligation to Host	—	—	—	2	8.2	—

FFO per diluted unit(a)	$172	570.0	$.30	$117	434.7	$.27

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include OP units granted to Host for Host shares granted under Host’s comprehensive stock plans, preferred OP units held by minority partners, exchangeable debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.

Comparable Hotel Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors. We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended
	March 23, 2007	March 24, 2006
Number of hotels	94	94
Number of rooms	47,801	47,801
Percent change in Comparable Hotel RevPAR	6.2%

Comparable hotel sales
Room	$507	$478
Food and beverage (b)	269	259
Other	56	52

Comparable hotel sales (c)	832	789

Comparable hotel expenses
Room	121	115
Food and beverage (d)	196	191
Other	31	30
Management fees, ground rent and other costs	266	249

Comparable hotel expenses (e)	614	585

Comparable hotel adjusted operating profit	218	204
Non-comparable hotel results, net (f)	53	14
Office building and limited service properties, net (g)	—	(1)
Depreciation and amortization	(116)	(87)
Corporate and other expenses	(21)	(20)

Operating profit per the consolidated statements of operations	$134	$110

(a)	The reporting period for our comparable operating statistics for the first quarter of 2006 is from December 30, 2006 to March 23, 2007 and for the first quarter of 2005 from December 31, 2005 to March 24, 2006. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10–K.
(b)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows (in millions):

	Quarter ended
	March 23, 2007	March 24, 2006
Food and beverage sales per the consolidated statements of operations	$323	$259
Non-comparable food and beverage sales	(67)	(10)
Food and beverage sales for the property for which we record rental income	9	8
Adjustment for food and beverage sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	4	2

Comparable food and beverage sales	$269	$259

(c)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended
	March 23, 2007	March 24, 2006
Revenues per the consolidated statements of operations	$1,037	$825
Non-comparable hotel sales	(214)	(37)
Hotel sales for the property for which we record rental income, net	13	12
Rental income for office buildings and select service hotels	(18)	(18)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	14	7

Comparable hotel sales	$832	$789

(d)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows (in millions):

	Quarter ended
	March 23, 2007	March 24, 2006
Food and beverage expenses per the consolidated statements of operations	$237	$191
Non-comparable food and beverage expense	(49)	(6)
Food and beverage expenses for the property for which we record rental income	5	4
Adjustment for food and beverage expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	3	2

Comparable food and beverage expenses	$196	$191

(e)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended
	March 23, 2007	March 24, 2006
Operating costs and expenses per the consolidated statements of operations	$903	$715
Non-comparable hotel expenses	(160)	(24)
Hotel expenses for the property for which we record rental income	16	15
Rent expense for office buildings and select service hotels	(18)	(19)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	10	5
Depreciation and amortization	(116)	(87)
Corporate and other expenses	(21)	(20)

Comparable hotel expenses	$614	$585

(f)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(g)	Represents rental income less rental expense for select service properties and office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

During the first quarter of 2007, we repaid the balance of our floating rate debt. Floating rate debt accounted for 5.8% of our outstanding debt balance at December 31, 2006. See our most recent Annual Report on Form 10–K.

Item 4.	Controls and Procedures

As required by Rules 13a-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding our required disclosure. In designing and evaluating our disclosure controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Units Purchased		Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2007—January 31, 2007	123,009	*	1 share of Host Hotels & Resorts, Inc. common stock*	—	—

February 1, 2007—February 28, 2007	599,269	*	1 share of Host Hotels & Resorts, Inc. common stock*	—	—

March 1, 2007— March 23, 2007	20,412	*	1 share of Host Hotels & Resorts, Inc. common stock*	—	—

Total	742,690	*	1 share of Host Hotels & Resorts, Inc. common stock*

* Reflects common operating partnership units redeemed by holders in exchange for 1 share of Host Hotels & Resorts, Inc. common stock for each operating partnership unit.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
4.19	Twenty-Third Supplemental Indenture, dated March 23, 2007, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed on March 29, 2007).

10.42	Registration Rights Agreement, dated March 23, 2007, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., Goldman, Sachs & Co. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed on March 29, 2007).

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred OP Unit Distributions.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.

By: Host Hotels & Resorts, Inc.
Its General Partner

May 2, 2007	/s/ Larry K. Harvey
Larry K. Harvey
Senior Vice President, Chief Accounting Officer of Host Hotels & Resorts, Inc.