Form 10-Q
period 2008-03-21
HOST HOTELS & RESORTS L.P.
filed 2008-04-30
CIK 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 21, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-25087

HOST HOTELS & RESORTS, LP

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

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Class	Units outstanding as of April 25, 2008
Units of limited partnership interest	546,111,757

CONDENSED CONSOLIDATED BALANCE SHEETS

March 21, 2008 and December 31, 2007

(in millions)

	March 21,	December 31,
	2008	2007
	(unaudited)
ASSETS
Property and equipment, net	$10,695	$10,588
Assets held for sale	13	—
Due from managers	92	106
Investments in affiliates	202	194
Deferred financing costs, net	49	51
Furniture, fixtures and equipment replacement fund	122	122
Other	203	196
Restricted cash	68	65
Cash and cash equivalents	317	488

Total assets	$11,761	$11,810

LIABILITIES AND PARTNERS’ CAPITAL
Debt
Senior notes, including $1,089 million and $1,088 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,115	$4,114
Mortgage debt	1,416	1,423
Other	87	88

Total debt	5,618	5,625
Accounts payable and accrued expenses	232	315
Other	222	215

Total liabilities	6,072	6,155

Minority interest (redemption value of $95 million at March 21, 2008)	32	28
Limited partnership interests of third parties at redemption value representing (23.9 million units and 18.3 million units at March 21, 2008 and December 31, 2007, respectively)	387	312
Partners’ capital
General partner	1	1
Cumulative redeemable preferred limited partner	97	97
Limited partner	5,110	5,172
Accumulated other comprehensive income	62	45

Total partners’ capital	5,270	5,315

Total liabilities and partners’ capital	$11,761	$11,810

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 21, 2008 and March 23, 2007

(unaudited, in millions, except per unit amounts)

	Quarter ended
	March 21, 2008	March 23, 2007
REVENUES
Rooms	$624	$608
Food and beverage	334	321
Other	70	69

Total hotel sales	1,028	998
Rental income	30	31

Total revenues	1,058	1,029

EXPENSES
Rooms	157	150
Food and beverage	242	235
Hotel departmental expenses	258	249
Management fees	52	45
Other property-level expenses	82	81
Depreciation and amortization	124	116
Corporate and other expenses	17	22
Gain on insurance settlement	(7)	—

Total operating costs and expenses	925	898

OPERATING PROFIT	133	131
Interest income	4	6
Interest expense	(76)	(94)
Net gains on property transactions	1	1
Minority interest expense	(6)	(4)
Equity in earnings of affiliates	—	2

INCOME BEFORE INCOME TAXES	56	42
Benefit from income taxes	7	6

INCOME FROM CONTINUING OPERATIONS	63	48
Income from discontinued operations	1	146

NET INCOME	64	194
Less: Distributions on preferred OP Units	(2)	(2)

NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$62	$192

BASIC EARNINGS PER COMMON UNIT:
Continuing operations	$.11	$.09
Discontinued operations	—	.27

BASIC EARNINGS PER COMMON UNIT	$.11	$.36

DILUTED EARNINGS PER COMMON UNIT:
Continuing operations	$.11	$.08
Discontinued operations	—	.27

DILUTED EARNINGS PER COMMON UNIT	$.11	$.35

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 21, 2008 and March 23, 2007

(unaudited, in millions)

	Quarter ended
	March 21, 2008	March 23, 2007
OPERATING ACTIVITIES
Net income	$64	$194
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	—	(141)
Depreciation	—	1
Depreciation and amortization	124	116
Amortization of deferred financing costs	3	3
Deferred income taxes	(6)	(6)
Net gains on property transactions	(1)	(1)
Equity in earnings of affiliates	—	(2)
Distributions from investments in affiliates	2	2
Minority interest expense	6	4
Change in due from managers	13	(38)
Changes in other assets	1	3
Changes in other liabilities	23	(14)

Cash provided by operations	229	121

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	331
Acquisitions	—	(15)
Capital expenditures:
Renewals and replacements	(81)	(52)
Repositionings and other investments	(69)	(67)
Change in furniture, fixtures and equipment (FF&E) reserves	—	6
Change in restricted cash designated for FF&E reserves	—	2
Other	14	18

Cash provided by (used in) investing activities	(136)	223

FINANCING ACTIVITIES
Financing costs	(1)	(5)
Debt issuances	—	1,025
Repayment of credit facility	—	(250)
Debt prepayments	—	(175)
Scheduled principal repayments	(4)	(11)
OP Unit repurchase	(35)	—
Distributions on common OP Units	(216)	(135)
Distributions on preferred OP Units	(2)	(2)
Distributions to minority interests	(3)	(1)
Change in restricted cash	(3)	17

Cash provided by (used in) financing activities	(264)	463

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(171)	807
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$317	$1,171

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 21, 2008 and March 23, 2007

(unaudited, in millions)

Supplemental disclosure of cash flow information:

	Quarter ended
	March 21, 2008	March 23, 2007
Interest paid	$59	$71
Income taxes paid	1	2

Supplemental disclosure of noncash investing and financing activities:

For the first quarter of 2008 and 2007, minority partners converted operating partnership units, or, OP Units, valued at approximately $0.1 million and $5.4 million, respectively, in exchange for approximately 7,000 and 214,000 shares, respectively, of Host Hotels & Resorts, Inc., or Host, common stock.

On March 12, 2008, we acquired the remaining limited partnership interests in Pacific Gateway, which owns the San Diego Marriott Hotel and Marina, and other economic rights, including the right to receive 1.7% of the hotel’s sales, in exchange for 5,575,540 OP Units. The OP Units were valued at $93 million based on the closing stock price on such date for Host, or $16.68.

See notes to condensed consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Hotels & Resorts, L.P. (Host LP), a Delaware limited partnership, operating through an umbrella partnership structure with Host Hotels & Resorts, Inc., or Host, as the sole general partner, is primarily the owner of hotel properties. Host operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of March 21, 2008, Host held 96% of our operating partnership interests, or OP Units.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2007.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 21, 2008 and the results of our operations and cash flows for the quarters ended March 21, 2008 and March 23, 2007. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain prior year financial statement amounts have been reclassified to conform to the current presentation.

Reporting Periods

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, Inc., the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. In contrast, other managers of our hotels, such as Starwood and Hyatt, report results on a monthly basis. For results reported by hotel managers using a monthly reporting period (approximately 42% of our hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). We elected to adopt the reporting period used by Marriott modified so that our fiscal year always ends on December 31 because we are a REIT. Accordingly, our first three quarters of operations end on the same day as Marriott but our fourth quarter ends on December 31.

Application of New Accounting Standards

Host LP has partially applied Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), pursuant to FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

3.	Earnings per Common Unit

Basic earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common OP Units outstanding. Diluted earnings per common unit is

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Quarter ended
	March 21, 2008			March 23, 2007
	(in millions, except per unit amounts)
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income	$64	541.6	$.12	$194	540.2	$.36
Distributions on preferred units	(2)	—	(.01)	(2)	—	—

Basic earnings available to common unitholders	62	541.6	.11	192	540.2	.36
Assuming distribution of units to Host for Host shares granted under its comprehensive stock plan, less shares assumed purchased at average market price	—	.2	—	—	.8	—
Assuming conversion of minority OP Units issuable	—	—	—	—	1.2	(.01)

Diluted earnings available to common unitholders	$62	541.8	$.11	$192	542.2	$.35

4.	Property and Equipment

Property and equipment consists of the following as of:

	March 21, 2008	December 31, 2007
	(in millions)
Land and land improvements	$1,622	$1,621
Buildings and leasehold improvements	11,076	10,907
Furniture and equipment	1,557	1,530
Construction in progress	262	230

	14,517	14,288
Less accumulated depreciation and amortization	(3,822)	(3,700)

	$10,695	$10,588

5.	Distributions

On March 17, 2008, Host’s Board of Directors declared a cash dividend of $0.20 per share on its common stock. The dividend was paid on April 15, 2008 to stockholders of record as of March 31, 2008. Accordingly, we made a similar distribution on our common OP Units.

On March 17, 2008, Host’s Board of Directors declared a cash dividend of $0.5546875 per share on its Class E cumulative redeemable preferred stock. The dividend was paid on April 15, 2008 to preferred stockholders of record as of March 31, 2008. Accordingly, we made a similar distribution on our Class E preferred OP Units.

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

	Quarter ended
	March 21, 2008	March 23, 2007
	(in millions)
United States	$1,024	$1,000
Canada	25	21
Chile	5	4
Mexico	4	4

Total revenue	$1,058	$1,029

7.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments. During the first quarter of 2008, we entered into two foreign currency forward purchase contracts totaling €45 million (approximately $65 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. We hedged €30 million (approximately $43 million) of our investment for the first contract, which was entered into on February 5, 2008. The forward purchase will occur in August 2011. We entered into the second contract on February 27, 2008 and hedged €15 million (approximately $22 million) of our investment. The forward purchase will occur in February 2013. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the partners’ capital portion of our balance sheet. The following table presents comprehensive income for all periods presented:

	Quarter ended
	March 21, 2008	March 23, 2007
	(in millions)
Net income	$64	$194
Other comprehensive income	17	—

Comprehensive income	$81	$194

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Dispositions

Assets held for sale. During the first quarter, we entered into a definitive, binding agreement to sell the Sheraton Suites Tampa. We also executed an agreement with the County of Sacramento, California related to the expansion of the airport, which will result in the closing of the Host Airport Hotel, Sacramento by August 2008 in exchange for $15.1 million. We deferred the recognition of the gain on the transaction pending final disposition. We reclassified the assets and liabilities related to these hotels as held for sale as of March 21, 2008. The following table summarizes the property and equipment, other assets and other liabilities for the Sheraton Suites Tampa and Host Airport Hotel Sacramento as of March 21, 2008 (in millions):

Property and equipment, net	$13
Other assets	—

Total assets	$13

Other liabilities	—

Total liabilities	$—

Dispositions. We did not sell any hotels during the first quarter of 2008 and sold nine hotels in 2007. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition, in the consolidated statements of operations for the periods presented:

	Quarter ended
	March 21, 2008	March 23, 2007
	(in millions)
Revenues	$3	$22
Income before income taxes	1	6
Gain on dispositions, net of tax	—	141

9.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

Generally, all of our subsidiaries guarantee our senior notes except those owning 27 of the full-service hotels, our taxable REIT subsidiaries and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned.

The following condensed consolidating information sets forth the financial position as of March 21, 2008 and December 31, 2007, results of operations for the quarter ended March 21, 2008 and March 23, 2007 and cash flows for the quarter ended March 21, 2008 and March 23, 2007 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheets

(in millions)

March 21, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$843	$4,382	$5,470	$—	$10,695
Assets held for sale	—	13	—	—	13
Due from managers	(15)	8	99	—	92
Investments in affiliates	6,233	2,050	35	(8,116)	202
Rent receivable	—	39	—	(39)	—
Deferred financing costs, net	43	1	5	—	49
Furniture, fixtures and equipment replacement fund	33	14	75	—	122
Other	398	29	263	(487)	203
Restricted cash	—	—	68	—	68
Cash and cash equivalents	121	15	181	—	317

Total assets	$7,656	$6,551	$6,196	$(8,642)	$11,761

Debt	$1,817	$2,575	$1,557	$(331)	$5,618
Rent payable	—	—	39	(39)	—
Other liabilities	182	218	210	(156)	454

Total liabilities	1,999	2,793	1,806	(526)	6,072
Minority interests	—	—	32	—	32
Limited partner interest of third parties at redemption value	387	—	—	—	387
Partners’ capital	5,270	3,758	4,358	(8,116)	5,270

Total liabilities and partners’ capital	$7,656	$6,551	$6,196	$(8,642)	$11,761

December 31, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$884	$4,376	$5,328	$—	$10,588
Due from managers	(22)	12	116	—	106
Investments in affiliates	6,210	1,984	36	(8,036)	194
Rent receivable	—	33	—	(33)	—
Deferred financing costs, net	44	2	5	—	51
Furniture, fixtures and equipment replacement fund	37	25	60	—	122
Other	369	28	267	(468)	196
Restricted cash	—	—	65	—	65
Cash and cash equivalents	296	18	174	—	488

Total assets	$7,818	$6,478	$6,051	$(8,537)	$11,810

Debt	$1,824	$2,559	$1,526	$(284)	$5,625
Rent payable	—	—	33	(33)	—
Other liabilities	367	190	157	(184)	530

Total liabilities	2,191	2,749	1,716	(501)	6,155
Minority interests	—	—	28	—	28
Limited partner interest of third parties at redemption value	312	—	—	—	312
Partners’ capital	5,315	3,729	4,307	(8,036)	5,315

Total liabilities and partners’ capital	$7,818	$6,478	$6,051	$(8,537)	$11,810

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended March 21, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$132	$96	$1,041	$(211)	$1,058
Hotel operating expenses	—	—	(709)	—	(709)
Property-level expenses	(5)	(28)	(49)	—	(82)
Depreciation and amortization	(14)	(51)	(59)	—	(124)
Corporate and other expenses	3	(7)	(13)	—	(17)
Gain on insurance settlement	—	—	7	—	7
Rental expense	—	—	(211)	211	—
Interest income	3	3	5	(7)	4
Interest expense	(34)	(27)	(22)	7	(76)
Net gains on property transactions	—	—	1	—	1
Minority interest expense	—	—	(6)	—	(6)
Equity in earnings (losses) of affiliates	(22)	3	1	18	—

Income (loss) before income taxes	63	(11)	(14)	18	56
Benefit for income taxes	—	—	7	—	7

INCOME (LOSS) FROM CONTINUING OPERATIONS	63	(11)	(7)	18	63
Income from discontinued operations	1	—	—	—	1

NET INCOME (LOSS)	$64	$(11)	$(7)	$18	$64

Quarter ended March 23, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$136	$86	$1,011	$(204)	$1,029
Hotel operating expenses	—	—	(679)	—	(679)
Property-level expenses	(4)	(27)	(50)	—	(81)
Depreciation and amortization	(15)	(48)	(53)	—	(116)
Corporate and other expenses	1	(9)	(14)	—	(22)
Rental expense	—	—	(204)	204	—
Interest income	6	3	3	(6)	6
Interest expense	(34)	(32)	(34)	6	(94)
Net gains on property transactions	—	—	1	—	1
Minority interest expense	—	—	(4)	—	(4)
Equity in earnings (losses) of affiliates	64	(11)	1	(52)	2

Income (loss) before income taxes	154	(38)	(22)	(52)	42
Benefit for income taxes	1	—	5	—	6

INCOME (LOSS) FROM CONTINUING OPERATIONS	155	(38)	(17)	(52)	48
Income from discontinued operations	39	105	2	—	146

NET INCOME (LOSS)	$194	$67	$(15)	$(52)	$194

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Quarter ended March 21, 2008

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$97	$51	$81	$229

INVESTING ACTIVITIES
Capital expenditures	(12)	(61)	(77)	(150)
Change in furniture, fixtures and equipment replacement fund	(4)	16	(12)	—
Other	14	—	—	14

Cash provided by (used in) investing activities	(2)	(45)	(89)	(136)

FINANCING ACTIVITIES
Financing costs	—	—	(1)	(1)
Scheduled principal repayments	—	(1)	(3)	(4)
OP Unit repurchase	(35)	—	—	(35)
Distributions on common OP Units	(216)	—	—	(216)
Distributions on preferred OP Units	(2)	—	—	(2)
Distributions to minority interest	—	—	(3)	(3)
Change in restricted cash	—	—	(3)	(3)
Transfers to/from Parent	(17)	(8)	25	—

Cash provided by (used in) financing activities	(270)	(9)	15	(264)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(175)	$(3)	$7	$(171)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Quarter ended March 23, 2007

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$93	$11	$17	$121

INVESTING ACTIVITIES
Proceeds from sale of assets, net	57	274	—	331
Acquisitions	(15)	—	—	(15)
Capital expenditures	(9)	(50)	(60)	(119)
Change in furniture, fixtures and equipment replacement fund	12	2	(8)	6
Change in restricted cash designated for FF&E replacement	70	(4)	(64)	2
Other	18	—	—	18

Cash provided by (used in) investing activities	133	222	(132)	223

FINANCING ACTIVITIES
Financing costs	(2)	—	(3)	(5)
Issuances of debt	591	—	434	1,025
Repayment of credit facility	(250)	—	—	(250)
Debt prepayments	—	—	(175)	(175)
Scheduled principal repayments	—	(1)	(10)	(11)
Distributions on common OP Units	(135)	—	—	(135)
Distributions on preferred OP Units	(2)	—	—	(2)
Distributions to minority interest	—	—	(1)	(1)
Change in restricted cash	(70)	—	87	17
Transfers to/from Parent	371	(231)	(140)	—

Cash provided by (used in) financing activities	503	(232)	192	463

INCREASE IN CASH AND CASH EQUIVALENTS	$729	$1	$77	$807

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 96% of the partnership interests. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

Forward-Looking Statements

In this report on Form 10-Q, we make some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10–K for the year ended December 31, 2007 and in other filings with the Securities and Exchange Commission (SEC). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report to conform the statement to actual results or changes in our expectations.

Outlook

As of April 25, 2008, we owned 119 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Management believes that the economic drivers that impact underlying lodging fundamentals, such as growth in U.S. Gross Domestic Product (GDP), business investment and employment, were weak in the first quarter and will not likely strengthen significantly during the remainder of 2008. The decline in these drivers has resulted in a significantly lower revenue growth rate in the first quarter for our hotels than was experienced in 2007. While we expect demand growth to continue to be weaker than 2007 as a result of slowing economic drivers, new supply forecasts for the markets in which we own hotels suggest that supply growth will also continue to fall short of long-term historical averages. While the pace of new lodging supply in various phases of development has increased over the past several quarters, the timing of some of these projects will be affected by increased building costs due to inflation and increased cost of financing due to the continued uncertainty in the credit markets. Further, we believe much of the new supply is concentrated in the economy and mid-scale segments and therefore does not directly compete with our core portfolio.

We believe the slower economic growth in 2008 has resulted in lower levels of transient demand, primarily from the corporate and leisure segments. Our group booking pace for 2008 is stronger than 2007; however, the short term group bookings may not materialize to the same extent that they did in 2007. Overall, we expect group demand to be similar to the levels achieved in 2007. Based on this outlook, we believe RevPAR increases in 2008 will continue to be driven by increases in the average room rate rather than occupancy. However, improvements in operating results will be constrained by certain operating costs and other costs, including wages, benefits, real estate taxes and utilities increasing at a rate greater than inflation.

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

As a result of these trends and our efforts to improve the portfolio, we expect that comparable hotel RevPAR will increase 2% to 4% for both the full year and second quarter. However, as we believe the trends in the lodging industry provide less opportunity for improvements in our business in 2008, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Recent Events

On March 25, 2008, we entered into a joint venture with RECO Hotels JV Private Limited; an affiliate of GIC Real Estate Pte Ltd. GIC Real Estate is the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd. The joint venture will explore real estate investment opportunities in Asia and the Pacific region. The partners have agreed to invest $600 million of equity in the joint venture which, combined with the levels of anticipated leverage, provides total investment potential of $1.5 billion to $2.0 billion. We own a 25% interest in the joint venture and will potentially earn a promoted interest to the extent investment results exceed certain return thresholds on each partner’s equity investment. Our affiliate will provide asset management services to the joint venture and will earn fees for these services.

On March 25, 2008, we borrowed $100 million under our credit facility. Subsequently, on April 22, 2008, we entered into a $165 million term loan, which is an expansion of our existing $600 million credit facility. The proceeds from the term loan were used to repay the $100 million draw under the credit facility and for general corporate purposes. See “Debt” for further discussion.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	March 21, 2008	March 23, 2007	% Increase (Decrease)
Revenues
Total hotel sales	$1,028	$998	3.0%
Operating costs and expenses:
Property-level costs (1)	915	876	4.5
Corporate and other expenses	17	22	(22.7)
Gain on insurance settlement	7	—	N/M	(4)
Operating profit	133	131	1.5
Interest expense	76	94	(19.1)
Minority interest expense	6	4	(50.0)
Income from discontinued operations	1	146	(99.3)
Net income	64	194	(67.0)
All hotel operating statistics (2):
RevPAR	$137.25	$132.77	3.4%
Average room rate	$198.00	$189.18	4.7%
Average occupancy	69.3%	70.2%	(0.9	) pts.
Comparable hotel operating statistics (3):
RevPAR	$138.50	$135.28	2.4%
Average room rate	$200.32	$192.62	4.0%
Average occupancy	69.1%	70.2%	(1.1	) pts.

(1)	Amount represents total operating costs and expenses per our consolidated statements of operations less corporate expenses and the gain on insurance settlement.

(2)	Operating statistics are for all properties as of March 21, 2008 and March 23, 2007 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for March 21, 2008 and March 23, 2007 are based on 116 comparable hotels as of March 21, 2008.
(4)	N/M=Not Meaningful.

2008 Compared to 2007

Hotel Sales Overview

	Quarter ended
	March 21, 2008	March 23, 2007	% Increase
	(in millions)
Revenues
Rooms	$624	$608	2.6%
Food and beverage	334	321	4.0
Other	70	69	1.4

Total hotel sales	$1,028	$998	3.0

Hotel sales growth for the first quarter of 2008 was due to increases in RevPAR, as well as increases in food and beverage and other revenues. Sales for properties sold or classified as held for sale in 2008 or 2007 have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of March 21, 2008, 116 of our 119 hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We discuss our operating results by property type (i.e. urban, suburban, resort/convention or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable hotel sales increased 3.2% to approximately $1.0 billion for the first quarter of 2008. The revenue growth reflects the increase in comparable RevPAR of 2.4%, as a result of an increase in average room rates of 4.0% offset by a decrease in occupancy of 1.1 percentage points. The increase is also due to one extra day of results for approximately 42% of our hotels that report results on a monthly basis as 2008 is a leap year.

Food and beverage revenues for our comparable hotels increased 3.9%, primarily due to increased sales from our catering and banquet business and meeting room rentals. Food and beverage revenues also benefited from a strong performance at the Orlando World Center Marriott and its recently opened 105,000 square foot Cypress ballroom/exhibit hall, as well as strong performance at a number of our other large convention properties. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and attrition fees, increased 1.4% for the first quarter of 2008.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of March 21, 2008 and March 23, 2007:

Comparable Hotels by Property Type (a)

	As of March 21, 2008		Quarter ended March 21, 2008			Quarter ended March 23, 2007
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	55	32,980	$204.73	69.9%	$143.19	$195.84	71.8%	$140.70	1.8%
Suburban	32	12,311	162.85	61.9	100.84	156.27	64.2	100.25	0.6
Airport	16	7,467	143.73	70.4	101.17	140.16	71.2	99.79	1.4
Resort/Convention	13	8,082	284.72	76.1	216.80	282.95	72.4	204.92	5.8

All Types	116	60,840	200.32	69.1	138.50	192.62	70.2	135.28	2.4

(a)	The reporting period for our comparable operating statistics for the first quarter of 2008 is from December 29, 2007 to March 21, 2008 and for the first quarter of 2007 is from December 30, 2006 to March 23, 2007. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the first quarter of 2008, our resort/convention properties led the portfolio with a 5.8% RevPAR growth. This property type was led by the Orlando World Center Marriott, which benefited from the opening of its new 105,000 square foot Cypress ballroom/exhibit hall, which helped drive strong group bookings and rates. RevPAR growth at our urban, airport and suburban hotels was moderate due to the overall decline in lodging demand, which led to decreased occupancy at these properties.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of March 21, 2008 and March 23, 2007:

Comparable Hotels by Region (a)

	As of March 21, 2008		Quarter ended March 21, 2008			Quarter ended March 23, 2007
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,934	$206.08	72.7%	$149.74	$201.80	72.4%	$146.05	2.5%
Mid-Atlantic	11	8,681	236.96	73.7	174.58	222.77	75.3	167.68	4.1
North Central	14	6,175	134.19	54.0	72.43	132.20	61.7	81.53	(11.2)
Florida	10	5,935	244.92	81.1	198.74	244.02	76.2	186.00	6.8
New England	11	5,663	156.62	60.5	94.69	146.83	58.6	86.08	10.0
DC Metro	13	5,662	200.67	63.7	127.88	196.32	69.1	135.57	(5.7)
South Central	8	4,358	167.50	71.7	120.12	161.07	75.8	122.09	(1.6)
Mountain	8	3,372	206.56	64.5	133.14	193.95	68.1	132.06	0.8
Atlanta	7	2,589	194.74	69.2	134.83	190.20	69.3	131.89	2.2
International	7	2,471	162.16	69.4	112.49	141.68	64.3	91.15	23.4

All Regions	116	60,840	200.32	69.1	138.50	192.62	70.2	135.28	2.4

(a)	The reporting period for our comparable operating statistics for the first quarter of 2008 is from December 29, 2007 to March 21, 2008 and for the first quarter of 2007 is from December 30, 2006 to March 23, 2007. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the first quarter of 2008, the New England region performed well as our Boston hotels benefited from strong group bookings and an increase in city-wide events. Comparable hotel RevPAR growth in our Florida region was driven by double-digit RevPAR growth at the Orlando World Center Marriott. RevPAR growth in the Mid-Atlantic region was led by our New York properties as we benefited from rate increases and strong short-term group bookings. The Philadelphia market also outperformed the overall portfolio with RevPAR growth of 2.9%.

The Pacific region had moderate RevPAR growth and results varied by market. For example, the Los Angeles market performed well due to excellent transient and group demand and the San Francisco market also had strong performance driven by both group demand and rate growth. However, RevPAR at our Hawaiian properties was weak because of lower leisure transient demand. RevPAR growth in the Atlanta region was also moderate. The growth was driven by strong group bookings, somewhat offset by lower transient demand, particularly in the Buckhead district.

The North Central region was our worst performing region as results in Chicago were particularly weak due primarily to renovations at three of our Chicago properties and the absence of downtown city-wide activity in January and February. The DC Metro region also underperformed due to renovation at four hotels in the first quarter of 2008 compared to no renovations during the same time period last year.

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

During the quarter, the transient revenues at our hotels increased 1.1% from the prior year. Transient room nights declined approximately 2.6% during the quarter due to decreased corporate and leisure demand. The decline in room nights was offset by an increase in the average room rate of 3.8%.

Group revenues increased approximately 5.1% for the quarter, which was due to increases in the average room rate. Group room nights were relatively flat despite a decline in city-wide events, group cancellations and renovation disruption at certain of our hotels.

Property-level Operating Expenses

	Quarter ended
	March 21, 2008	March 23, 2007	% Increase (Decrease)
	(in millions)
Rooms	$157	$150	4.7%
Food and beverage	242	235	3.0
Hotel departmental expenses	258	249	3.6
Management fees	52	45	15.6
Other property-level expenses	82	81	1.2
Depreciation and amortization	124	116	6.9

Total property-level operating expenses	$915	$876	4.5

Operating expenses for the first quarter of 2008 increased 4.5%. Our operating expenses, which are both fixed and variable, are primarily affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, management fees are primarily affected by changes in revenues and operating profit at each property. The growth in expenses was primarily the result a 3.9% increase in wages and benefits, which represent approximately 60% of the overall increase, as well as increases in utilities and real estate taxes. These costs were partially offset by a decrease in insurance expense of approximately 4%. We expect the increases in these expenses will continue to affect operating margins throughout 2008. Property-level operating expenses exclude the costs for hotels we have sold, which are included in discontinued operations.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and system costs. For the quarter, corporate expenses decreased approximately $5 million from the same period last year due to the decrease in compensation expense recorded for Host’s stock-based compensation awards primarily due to the decline in Host’s stock price.

Gain on Insurance Settlement. The gain on insurance settlement of $7 million for the first quarter of 2008 primarily represents the insurance settlement received for business interruption incurred at the New Orleans Marriott following Hurricane Katrina. The gain excludes the $2 million of management fees paid to the manager of the hotel related to the settlement, which are included in management fee expense. We recognize the gain on insurance settlements once all contingencies are satisfied.

Interest Expense. Interest expense decreased $18 million for the first quarter, which is a result of the decrease in the weighted average interest rate of our debt of 30 basis points from the first quarter of 2007 to the first quarter of 2008 primarily as a result of refinancing and debt repayments during 2007.

Equity in Earnings of Affiliates. Our share of income of affiliates decreased by $2 million for the first quarter due to a decrease in earnings from our joint venture in Europe, primarily as a result of an increase in local country taxes.

Discontinued Operations. Discontinued operations consist of two hotels classified as held for sale as of March 21, 2008 and nine hotels sold during 2007 and represent the results of operations and the gains on the disposition of these hotels during the period. For the first quarter of 2008 and 2007, revenues for these properties were $3 million and $22 million, respectively, and operating income before taxes was $1 million and $6 million, respectively. We recognized a gain, net of tax, of approximately $141 million for the first quarter of 2007 on the disposition of hotels.

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

Cash Balances. As of March 21, 2008, we had $317 million of cash and cash equivalents, which was a decrease of $171 million from December 31, 2007. The decrease in cash is primarily due to distribution payments, capital expenditures and OP Unit repurchases in connection with Host’s repurchase of an equivalent amount of common shares, which were partially offset by the cash provided by operations. Excluding amounts necessary for working capital, we intend to use available funds over time to further invest in our portfolio, acquire new properties, repurchase OP Units or make additional debt repayments. We believe we have ample liquidity and access to capital markets to take advantage of acquisition opportunities which may arise, continue our capital expenditures program, deal with our near term debt maturities and to withstand an unanticipated decline in the cash flow from our business.

Debt Transactions. During the first quarter, there were no debt issuances or prepayments. On March 25, 2008, we borrowed $100 million under our credit facility. Subsequently, on April 22, 2008, we entered into a $165 million term loan, which is an expansion of our existing $600 million credit facility and repaid the $100 million borrowed under the credit facility. See “Debt” for further discussion.

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

Partners’ Capital Transactions. On February 19, 2008, Host’s Board of Directors authorized a program to repurchase up to $500 million of Host’s common stock. The Host common stock may be purchased in the open market or through private transactions, dependent upon market conditions. We will redeem an equivalent number of common OP Units from Host for each common share repurchased. The plan does not obligate Host to repurchase any specific number of shares and may be suspended at any time at management’s discretion. As of March 21, 2008, Host has repurchased approximately 2.15 million shares for $35 million, or $16.36 per share, and has approximately 520.6 million shares outstanding. As of March 21, 2008, we have approximately 544.5 million OP Units outstanding.

On March 12, 2008, we issued 5,575,540 OP Units to outside limited partners in Pacific Gateway, Ltd., a California limited partnership (“Pacific Gateway”) that owns the San Diego Marriott Hotel and Marina. The number of OP Units issued was based on the closing price of the common stock of Host of $16.68 per share on March 12, 2008. In exchange for the issuance of these OP Units, the outside limited partners of Pacific Gateway assigned their remaining approximately 10% partnership interests in Pacific Gateway, and other economic rights, including the right to receive 1.7% of hotel sales, to our wholly owned subsidiary. As a result of the transaction, we now own 100% of the interests in the hotel and are in a position to unilaterally control the renegotiation of the management contract which expires in 2010.

Acquisitions and Dispositions. During the first quarter of 2008, we did not acquire or sell any properties. We anticipate that the continued turmoil in the credit markets will restrict potential buyers and limit potential dispositions in 2008. During the remainder of 2008, we expect dispositions of approximately $150 million, primarily in the second half of 2008. While acquisition opportunities will be limited in domestic markets, we continue to believe that international markets are more likely to provide more opportunities, particularly through the use of joint ventures, such as our recently announced joint venture with GIC Real Estate for assets in the Asia and Pacific regions.

Capital Expenditures. Our capital expenditures generally fall into three broad categories; renewal and replacement expenditures, repositioning/return on investment (or “ROI”) projects and value enhancement projects. ROI/repositioning capital expenditures are selective capital improvements outside the scope of the typical renewal and replacement capital expenditures. These projects include, for example, significant repositionings of guest rooms, lobbies or food and beverage platforms and expanding ballroom, spa or conference facilities. Value enhancement projects are opportunities where we seek to enhance the value of our portfolio by identifying and executing strategies that maximize the highest and best use of all aspects of our properties, such as the development of timeshare or condominium units on excess land.

For the quarter ended March 21, 2008, total capital expenditures increased $31 million to $150 million, primarily as a result of the timing of various projects across the portfolio. In the first quarter of 2008, our renewal and replacement capital expenditures were approximately $81 million, which reflects an increase of approximately 56% from the first quarter of 2007. We expect total renewal and replacement capital expenditures for 2008 to be approximately $360 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $69 million during the quarter on repositioning and return on investment (ROI) projects. We expect total repositioning/ROI expenditures for 2008 to be approximately $290 million.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital market transactions. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to unit holders.

Cash Provided by Operations. Our cash provided by operations for the first quarter of 2008 increased $108 million from the first quarter of 2007 to $229 million, due primarily to a reduction in interest expense and a decrease in advances to our managers for certain capital expenditure projects.

Cash Used in Investing Activities. Approximately $136 million of cash was used in investing activities during the first quarter of 2008. This included approximately $150 million of capital expenditures, partially offset by cash received from the planned disposition of the Host Airport Hotel Sacramento.

Cash Used in Financing Activities. Approximately $264 million of cash was used in financing activities during 2008 and primarily consisted of the payment of the fourth quarter 2007 distributions on common OP Units of $216 million, an increase of $81 million from the first quarter of 2007. Cash used in financing activities also consisted of scheduled principal repayments of $4 million and the repurchase 2.15 million of our units from Host for approximately $35 million in connection with Host’s repurchase of an equivalent number of common shares. The following table summarizes the significant financing transactions as of April 25, 2008, excluding the acquisition of the remaining limited partnership interests in Pacific Gateway through the issuance of $93 million of OP Units, as this was a non-cash transaction (in millions):

Transaction Date	Description of Transaction	Transaction Amount
Debt
April	Repayment of the draw on the Credit Facility Revolver	$ (100)
April	Proceeds from the Credit Facility Term Loan	165
March	Draw on the Credit Facility Revolver	100

Equity
March	OP Unit repurchase	(35)

Debt

As of March 21, 2008, our total debt was $5.6 billion. The weighted average interest rate of our debt was approximately 6.0% and the weighted average maturity was 5.5 years. Additionally, all of our debt had a fixed rate of interest as of March 21, 2008. Subsequent to the end of the quarter, we drew $100 million on our credit facility, which we repaid with the proceeds from the issuance of the $165 million term loan, which will pay interest based on LIBOR. See below for further discussion.

As of March 21, 2008 and December 31, 2007, our debt was comprised of (in millions):

	March 21,	December 31,
	2008	2007
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	347	347
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	497	497
$500 million Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	496	496
$600 million Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	593	592
Senior notes, with a rate of 10.0%, due May 2012	7	7

Total senior notes	4,115	4,114
Mortgage debt (non-recourse) secured by $2.1 billion of real estate assets, with an average interest rate of 6.6% at March 21, 2008 and December 31, 2007, maturing through December 2023	1,416	1,423
Other	87	88

Total debt	$5,618	$5,625

$600 million Exchangeable Senior Debentures. On March 23, 2007, we issued $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of Host’s common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged, and, at our option, Host’s shares, cash or a combination thereof for any excess above the principal value. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures at the exchange value described above rather than receive the cash redemption price. The current exchange rate is 31.35 shares of Host common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.90 per share of Host common stock. Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP Units. The exchange rate may be adjusted under certain circumstances including the payment of common dividends exceeding $.20 per share in any given quarter.

$500 million Exchangeable Senior Debentures. On March 16, 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received proceeds of $484 million, net of discounts, underwriting fees and expenses. The 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior debt. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host’s common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The current exchange rate is 61.669 shares for each $1,000 of principal amount of the 2004 Debentures, (which is equivalent to an exchange price of $16.22 per share). Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP Units. The exchange rate is adjusted for certain circumstances, including the payment of all common dividends. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures for stock rather than receive the cash redemption price.

Term Loan. On March 25, 2008, we borrowed $100 million under our credit facility. Subsequently, on April 22, 2008, we entered into a $165 million term loan, which is an expansion of our existing $600 million credit facility. The term loan has a maturity date of September 9, 2011, subject to certain extension rights, and is prepayable without penalty after 18 months and may be prepaid prior to that date for a fee. The term loan bears interest at LIBOR plus 175 basis points, with a LIBOR floor of 2.25%. The proceeds from the term loan were used to repay the $100 million draw under the credit facility and for general corporate purposes. Currently, we have $600 million available under the credit facility.

The term loan is subject to the same covenants and restrictions as the credit facility. It is also guaranteed by certain of our existing subsidiaries and is secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the term loan and the credit facility, as well as notes outstanding under our senior notes indenture and certain other indebtedness.

Distribution Policy

Host is required to distribute to its stockholders at least 90% of its annual taxable income, excluding net capital gain, to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP Unit and preferred OP Unit. As of April 25, 2008, Host is the owner of substantially all of the preferred OP Units and approximately 96% of the common OP Units. The remaining common OP Units are held by various third-party limited partners.

Investors should take into account the 4% minority position in Host LP common OP Units when analyzing common and preferred dividend payments by Host to its stockholders, as these holders share, on a pro rata basis, in amounts being distributed by Host LP to holders of its corresponding common and preferred OP Units. When Host pays a common or preferred dividend, Host LP pays an equivalent per unit distribution on all common or corresponding preferred OP Units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1 per unit distribution by Host LP to Host, as well as to other common OP unitholders.

Host’s current policy on common dividends is generally to distribute, over time, 100% of its annual taxable income. Host intends to pay a regular quarterly dividend of $0.20 per share, and, in addition, to declare a special dividend during the fourth quarter of each year, the amount of which will vary depending on Host’s estimated taxable income. Host currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors.

On March 17, 2008, Host’s Board of Directors declared a cash dividend of $0.20 per share on its common stock. The dividend was paid on April 15, 2008 to stockholders of record as of March 31, 2008. Accordingly, we made a similar distribution to our common OP unitholders, which included the common OP Units held by Host as well as the 4% minority position in Host LP common OP Units held by the third-party limited partners. The amount of any future common dividend will be determined by Host’s Board of Directors.

On March 17, 2008, Host’s Board of Directors also declared a cash dividend of $0.5546875 per share on its Class E cumulative redeemable preferred stock. The dividend was paid on April 15, 2008 to preferred stockholders of record as of March 31, 2008. Accordingly, we made a similar distribution on our Class E preferred OP Units.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 119 hotels that we owned on March 21, 2008, 116 have been classified as comparable hotels. The operating results of the following hotels that we owned as of March 21, 2008 are excluded from comparable hotel results for these periods:

•	Atlanta Marriott Marquis (major renovation started in August 2005);

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005); and

•	Host Airport Hotel Sacramento (we executed an agreement with the County of Sacramento related to the expansion of the airport, which will result in the closing of the hotel by August 2008).

The operating results of the nine hotels we disposed of during 2007 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

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

The following table provides a reconciliation of net income available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	March 21, 2008			March 23, 2007
	Income (Loss)	Shares	Per Share Amount	Income (Loss)	Shares	Per Share Amount
Net income available to common unitholders	$62	541.6	$.11	$192	540.2	$.36
Adjustments:
Gain on dispositions, net of taxes	—	—	—	(141)	—	(.26)
Amortization of deferred gains, net of taxes	(1)	—	—	(1)	—	—
Depreciation and amortization	124	—	.23	117	—	.21
Partnership adjustment	1	—	—	—	—	—
Adjustments for dilutive securities:
Assuming distribution of OP Units to Host for Host shares granted under its comprehensive stock plan less shares assumed purchased at average market price	—	.2	—	—	.8	—
Assuming conversion of 2004 Exchangeable Senior Debentures	5	30.5	(.01)	5	29.0	(.01)

FFO per diluted unit (a)	$191	572.3	$.33	$172	570.0	$.30

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include OP Units granted to Host for Host shares granted under Host’s comprehensive stock plans, preferred OP Units held by minority partners, exchangeable debt securities and other minority interests that have the option to convert their limited partnership interest to common OP Units. No effect is shown for securities if they are anti-dilutive.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended
	March 21,	March 23,
	2008	2007
Number of hotels	116	116
Number of rooms	60,840	60,840
Percent change in comparable hotel RevPAR	2.4%	—

Comparable hotel sales
Room	$624	$606
Food and beverage (b)	336	323
Other	72	71

Comparable hotel sales (c)	1,032	1,000

Comparable hotel expenses
Room	156	149
Food and beverage (d)	243	235
Other	38	38
Management fees, ground rent and other costs	335	322

Comparable hotel expenses (e)	772	744

Comparable hotel adjusted operating profit	260	256
Non-comparable hotel results, net (f)	8	14
Depreciation and amortization	(124)	(116)
Corporate and other expenses	(17)	(22)
Gain on insurance settlement	7	—
Comparable hotels classified as held for sale, net	(1)	(1)

Operating profit per the consolidated statements of operations	$133	$131

(a)	The reporting period for our comparable operating statistics for the first quarter of 2008 is from December 29, 2007 to March 21, 2008 and for the first quarter of 2007 from December 30, 2006 to March 23, 2007. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10–K.
(b)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended
	March 21,	March 23,
	2008	2007
Food and beverage sales per the consolidated statements of operations	$334	$321
Non-comparable food and beverage sales	(14)	(11)
Food and beverage sales for the property for which we record rental income	9	9
Adjustment for food and beverage sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	7	4

Comparable food and beverage sales	$336	$323

(c)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended
	March 21,	March 23,
	2008	2007
Revenues per the consolidated statements of operations	$1,058	$1,029
Non-comparable hotel sales	(43)	(40)
Hotel sales for the property for which we record rental income, net	13	13
Hotel sales for comparable hotels classified as held for sale	2	2
Rental income for office buildings and select service hotels	(19)	(18)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	21	14

Comparable hotel sales	$1,032	$1,000

(d)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended
	March 21,	March 23,
	2008	2007
Food and beverage expenses per the consolidated statements of operations	$242	$235
Non-comparable food and beverage expense	(9)	(8)
Food and beverage expenses for the property for which we record rental income	5	5
Adjustment for food and beverage expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	5	3

Comparable food and beverage expenses	$243	$235

(e)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended
	March 21,	March 23,
	2008	2007
Operating costs and expenses per the consolidated statements of operations	$925	$898
Non-comparable hotel expenses	(31)	(25)
Hotel expenses for the property for which we record rental income	15	16
Hotel expenses for comparable hotels classified as held for sale	1	1
Rent expense for office buildings and select service hotels	(19)	(18)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	15	10
Depreciation and amortization	(124)	(116)
Corporate and other expenses	(17)	(22)
Gain on insurance settlement	7	—

Comparable hotel expenses	$772	$744

(f)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As of March 21, 2008 and December 31, 2007, our outstanding debt bore interest at fixed rates. See our most recent Annual Report on Form 10–K. On April 22, 2008, we entered into a $165 million term loan, which bears interest at a rate of LIBOR plus 175 basis points. The proceeds were used to repay a $100 million draw on our credit facility revolver, which was made on March 25, 2008. A change in the LIBOR rate of 100 basis points would result in an increase or decrease of approximately $1.65 million in interest expense on the term loan on an annual basis.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada, Mexico, Chile and investments in our European joint venture), currency exchange risk arises as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. The foreign currency exchange agreements that we have entered into were strictly to hedge foreign currency risk and not for trading purposes.

During the first quarter of 2008, we entered into two foreign currency forward purchase contracts totaling €45 million (approximately $65 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. We hedged €30 million (approximately $43 million) of our investment for the first contract, which was entered into on February 5, 2008. The forward purchase will occur in August 2011. We entered into the second contract on February 27, 2008 and hedged €15 million (approximately $22 million) of our investment. The forward purchase will occur in February 2013. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the partners’ capital portion of our balance sheet.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Units Purchased	Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2008—January 31, 2008	2,445(a)	1 share of Host Hotels & Resorts, Inc. common stock(a)	—	—

February 1, 2008—February 28, 2008	1,137(a)	1 share of Host Hotels & Resorts, Inc. common stock(a)	—	—

March 1, 2008— March 21, 2008	2,153,914(b)	$16.36	—	—

Total	2,157,496

(a)	Reflects common OP Units redeemed by holders in exchange for 1 share of Host common stock for each unit.
(b)	On February 20, 2008, Host announced that its Board of Directors had authorized a program to repurchase up to $500 million of common stock in open market transactions or through private transactions. The plan does not obligate Host to repurchase any specific number of shares and may be suspended at any time. There is no expiration date for the program. Under Host LP’s partnership agreement, Host LP is obligated to repurchase from Host common OP Units equal to the number of shares of common stock purchased by Host. Of the common OP Units purchased, (i) 2,150,000 units were purchased from Host equal to the number of common shares purchased by Host, (ii) 840 units reflect OP Units cancelled upon cancellation of a corresponding number of shares of Host common stock, and (iii) 3,074 units reflect common OP Units redeemed by holders in exchange for 1 share of Host common stock for each unit.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred OP Unit Distributions.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: Host Hotels & Resorts, Inc., its general partner

April 30, 2008	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller