Form 10-Q
period 2008-06-13
HOST HOTELS & RESORTS L.P.
filed 2008-07-24
CIK 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 13, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Class	Units outstanding as of July 18, 2008
Units of limited partnership interest	543,939,392

CONDENSED CONSOLIDATED BALANCE SHEETS

June 13, 2008 and December 31, 2007

(in millions)

	June 13, 2008	December 31, 2007
	(unaudited)
ASSETS
Property and equipment, net	$10,718	$10,588
Due from managers	134	106
Investments in affiliates	203	194
Deferred financing costs, net	54	51
Furniture, fixtures and equipment replacement fund	143	122
Other	225	196
Restricted cash	61	65
Cash and cash equivalents	505	488

Total assets	$12,043	$11,810

LIABILITIES AND PARTNERS’ CAPITAL
Debt
Senior notes, including $1,090 million and $1,088 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,116	$4,114
Mortgage debt	1,499	1,423
Credit facility, including the $210 million term loan	210	—
Other	87	88

Total debt	5,912	5,625
Accounts payable and accrued expenses	84	315
Other	215	215

Total liabilities	6,211	6,155

Minority interest (redemption value of $92 million at June 13, 2008)	29	28
Limited partnership interests of third parties at redemption value (representing 23.7 million units and 18.3 million units at June 13, 2008 and December 31, 2007, respectively)	369	312

Partners’ capital
General partner	1	1
Cumulative redeemable preferred limited partner	97	97
Limited partner	5,287	5,172
Accumulated other comprehensive income	49	45

Total partners’ capital	5,434	5,315

Total liabilities and partners’ capital	$12,043	$11,810

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended June 13, 2008 and June 15, 2007

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
REVENUES
Rooms	$856	$839	$1,480	$1,447
Food and beverage	440	427	774	748
Other	92	90	162	159

Total hotel sales	1,388	1,356	2,416	2,354
Rental income	27	25	57	56

Total revenues	1,415	1,381	2,473	2,410

EXPENSES
Rooms	199	193	356	343
Food and beverage	301	295	544	531
Hotel departmental expenses	325	314	583	563
Management fees	73	71	125	116
Other property-level expenses	96	94	177	175
Depreciation and amortization	131	118	255	233
Corporate and other expenses	14	15	31	37
Gain on insurance settlement	—	—	(7)	—

Total operating costs and expenses	1,139	1,100	2,064	1,998

OPERATING PROFIT	276	281	409	412
Interest income	5	12	9	18
Interest expense	(81)	(136)	(157)	(230)
Net gains on property transactions	1	1	2	2
Minority interest expense	(1)	—	(8)	(4)
Equity in earnings of affiliates	2	3	2	5

INCOME BEFORE INCOME TAXES	202	161	257	203
Provision for income taxes	(14)	(11)	(7)	(5)

INCOME FROM CONTINUING OPERATIONS	188	150	250	198
Income from discontinued operations	11	4	12	150

NET INCOME	199	154	262	348
Less: Distributions on preferred Units	(2)	(2)	(4)	(4)

NET INCOME AVAILABLE TO UNITHOLDERS	$197	$152	$258	$344

Basic earnings per common unit:
Continuing operations	$.34	$.27	$.45	$.36
Discontinued operations	.02	.01	.02	.28

Basic earnings per common unit	$.36	$.28	$.47	$.64

Diluted earnings per common unit:
Continuing operations	$.33	$.26	$.44	$.36
Discontinued operations	.02	.01	.02	.26

Diluted earnings per common unit	$.35	$.27	$.46	$.62

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 13, 2008 and June 15, 2007

(unaudited, in millions)

	Year-to-Date ended
	June 13, 2008	June 15, 2007
OPERATING ACTIVITIES
Net income	$262	$348
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(10)	(139)
Depreciation	—	3
Depreciation and amortization	255	233
Amortization of deferred financing costs	5	6
Deferred income taxes	3	2
Net gains on property transactions	(2)	(2)
Equity in earnings of affiliates	(2)	(5)
Distributions from investments in affiliates	3	2
Minority interest expense	8	4
Change in due from managers	(29)	(73)
Changes in other assets	(20)	(19)
Changes in other liabilities	(32)	(40)

Cash provided by operations	441	320

INVESTING ACTIVITIES
Proceeds from sales of assets, net	23	330
Acquisitions	—	(15)
Investments in affiliates	(5)	—
Capital expenditures:
Renewals and replacements	(170)	(104)
Repositionings and other investments	(140)	(133)
Change in furniture, fixtures and equipment (FF&E) reserves	(21)	(32)
Change in restricted cash designated for FF&E reserves	—	34
Other	13	17

Cash provided by (used in) investing activities	(300)	97

FINANCING ACTIVITIES
Financing costs	(8)	(8)
Debt issuances	510	1,025
Repayment of credit facility, net of draws	—	(250)
Debt prepayments	(211)	(825)
Scheduled principal repayments	(9)	(24)
Common Unit repurchase	(72)	—
Distributions on common Units	(326)	(245)
Distributions on preferred Units	(4)	(4)
Distributions to minority interests	(7)	(5)
Change in restricted cash	3	52

Cash used in financing activities	(124)	(284)

INCREASE IN CASH AND CASH EQUIVALENTS	17	133
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$505	$497

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended June 13, 2008 and June 15, 2007

(unaudited, in millions)

Supplemental disclosure of cash flow information:

	Year-to-date ended
	June 13, 2008	June 15, 2007
Interest paid	$168	$187
Income taxes paid	4	4

Supplemental disclosure of noncash investing and financing activities:

In 2008 and 2007, minority partners converted operating partnership units, or, OP Units, valued at approximately $3 million and $9 million, respectively, in exchange for approximately 0.2 million and 0.3 million shares, respectively, of Host Hotels & Resorts, Inc., or Host, common stock.

On March 12, 2008, we acquired the remaining limited partnership interests in Pacific Gateway Ltd., a subsidiary partnership of ours, which owns the San Diego Marriott Hotel and Marina, and other economic rights, including the right to receive 1.7% of the hotel’s sales, in exchange for 5,575,540 OP Units. The OP Units were valued at $93 million based on the closing stock price of $16.68 on such date for Host Hotels & Resorts, Inc.

See notes to condensed consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Hotels & Resorts, L.P. (Host LP), a Delaware limited partnership, operating through an umbrella partnership structure with Host Hotels & Resorts, Inc., or Host, as the sole general partner, is the owner of hotel properties. Host operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of June 13, 2008, Host held 96% of our operating partnership interests, or OP Units.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 13, 2008 and the results of our operations for the quarterly and year-to-date periods ended June 13, 2008 and June 15, 2007 and cash flows for the year-to-date periods ended June 13, 2008 and June 15, 2007. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain prior year financial statement amounts have been reclassified to conform to the current presentation.

Reporting Periods

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. In contrast, other managers of our hotels, such as Starwood and Hyatt, report results on a monthly basis. For results reported by hotel managers using a monthly reporting period (approximately 42% of our hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). We elected to adopt the reporting period used by Marriott modified so that our fiscal year always ends on December 31. Accordingly, our first three quarters of operations end on the same day as Marriott but our fourth quarter ends on December 31.

Distributions from investments in affiliates

We classify the distributions from our equity investments in the statement of cash flows based upon an evaluation of the specific facts and circumstances of each distribution to determine its nature. For example, distributions from cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales would be classified as cash flows from investing activities.

Application of New Accounting Standards

The FASB recently issued FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Our $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and our $500 million 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) are within the scope of FSP 14-1; therefore, we will be required to record the debt components of the debentures at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease to net income and earnings per common unit for all periods presented; however, there is no effect on our cash interest payments. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. We anticipate that as a result of the application of this standard, our annual diluted earnings per common unit will decrease by approximately $.03 to $.04 per unit. Additionally, we anticipate that the application of this standard will decrease our debt balance as of December 31, 2008 by approximately $89 million, with a corresponding increase to partners’ capital.

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

	Quarter ended
	June 13, 2008			June 15, 2007
	(in millions, except per unit amounts)
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income	$199	544.3	$.36	$154	540.6	$.28
Distributions on preferred units	(2)	—	—	(2)	—	—

Basic earnings available to common unitholders	197	544.3	.36	152	540.6	.28
Assuming distribution of units to Host for Host shares granted under its comprehensive stock plan, less shares assumed purchased at average market price	—	.3	—	—	.7	—
Assuming conversion of minority OP Units issuable	—	—	—	—	1.2	—
Assuming conversion of 2004 Exchangeable Senior Debentures to common unitholders	4	30.9	(.01)	4	29.0	(.01)

Diluted earnings available to common unitholders	$201	575.5	$.35	$156	571.5	$.27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Year-to-Date ended
	June 13, 2008			June 15, 2007
	(in millions, except per unit amounts)
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income	$262	543.0	$.48	$348	540.4	$.65
Distributions on preferred units	(4)	—	(.01)	(4)	—	(.01)

Basic earnings available to common unitholders	258	543.0	.47	344	540.4	.64
Assuming distribution of Units to Host for Host shares granted under its comprehensive stock plan, less shares assumed purchased at average market price	—	.3	—	—	.8	—
Assuming conversion of minority OP units issuable	—	—	—	—	1.2	—
Assuming conversion of 2004 Exchangeable Senior Debentures	9	30.9	(.01)	9	29.0	(.02)

Diluted earnings available to common unitholders	$267	574.2	$.46	$353	571.4	$.62

4.	Property and Equipment

Property and equipment consists of the following as of:

	June 13, 2008	December 31, 2007
	(in millions)
Land and land improvements	$1,619	$1,621
Buildings and leasehold improvements	11,185	10,907
Furniture and equipment	1,613	1,530
Construction in progress	253	230

	14,670	14,288
Less accumulated depreciation and amortization	(3,952)	(3,700)

	$10,718	$10,588

5.	Debt

Credit Facility Term Loan. During the second quarter of 2008, we entered into a $210 million term loan, which was an expansion of our existing $600 million credit facility. The term loan was completed in two phases, with $165 million closing in April 2008 and an additional $45 million, with the same terms, closing in May 2008. The term loan has a maturity date of September 9, 2011, which we can extend for one year, subject certain conditions. The term loan is prepayable without penalty after October 22, 2009 and may be prepaid prior to that date for a fee. The term loan bears interest at LIBOR plus 175 basis points (4.18% at June 13, 2008), with a LIBOR floor of 2.25%. The proceeds from the term loan were used to repay the $100 million then outstanding balance under the credit facility and for general corporate purposes. Currently, we have $600 million available under the credit facility.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mortgage Debt. On June 12, 2008, we refinanced the $208 million, 7.48% mortgage on the Orlando World Center Marriott with a non-amortizing $300 million mortgage that bears interest at a rate of LIBOR plus 350 basis points (5.96% at June 13, 2008) and has a maturity date of July 1, 2011, which we have the option to extend for two, one-year periods upon the satisfaction of certain conditions. Interest is payable monthly. Excess proceeds from the refinancing were used for general corporate purposes.

6.	Partners’ Capital

Distributions. On June 16, 2008, Host’s Board of Directors declared a cash dividend of $0.20 per share on its common stock. The dividend was paid on July 15, 2008 to stockholders of record as of June 30, 2008. Accordingly, we made a similar distribution on our common OP Units.

On June 16, 2008, Host’s Board of Directors declared a cash dividend of $0.5546875 per share on its Class E cumulative redeemable preferred stock. The dividend was paid on July 15, 2008 to preferred stockholders of record as of June 30, 2008. Accordingly, we made a similar distribution on our Class E cumulative preferred OP Units.

Stock Repurchase. Host’s Board of Directors authorized a program to repurchase up to $500 million of Host’s common stock and equity related securities. These securities may be purchased in the open market or through private transactions, dependent upon market conditions. We will redeem an equivalent number of common OP Units from Host for each common share repurchased. The plan does not obligate Host to repurchase any specific number of shares and may be suspended at any time at management’s discretion. As of June 13, 2008, Host has repurchased 4.35 million shares valued at approximately $72 million of which 2.2 million shares valued at approximately $37 million were purchased in the second quarter. The shares repurchased constitute authorized but unissued shares.

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

	Quarter ended		Year-to-Date ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
			(in millions)
United States	$1,365	$1,339	$2,389	$2,340
Canada	33	28	58	49
Chile	9	7	14	10
Mexico	8	7	12	11

Total revenue	$1,415	$1,381	$2,473	$2,410

8.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments. During 2008, we have entered into three foreign currency forward

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the joint venture in Europe. The following table summarizes our three foreign currency forward purchase contracts (in millions):

Transaction Date	Transaction Amount in Euros	Transaction Amount in Dollars	Forward Purchase Date
February 2008	€30	$43	August 2011
February 2008	15	22	February 2013
May 2008	15	23	May 2014

These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the partners’ capital portion of our condensed consolidated balance sheet. Year-to-date, we have recorded a decline in the fair value of the derivative instruments totaling approximately $(1) million, which is equal to the fair value as of June 13, 2008 included in accumulated other comprehensive income. The following table presents comprehensive income for all periods presented:

	Quarter ended		Year-to-Date ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
			(in millions)
Net income	$199	$154	$262	$348
Other comprehensive income (loss)	(13)	4	4	4

Comprehensive income	$186	$158	$266	$352

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Dispositions

Assets held for sale. During the first quarter, we executed an agreement with the County of Sacramento, California related to the expansion of the airport, which will result in the disposition of the Host Airport Hotel, Sacramento by August 2008 in exchange for $15 million. We deferred the recognition of any potential gain on the transaction pending final disposition. We reclassified the assets and liabilities related to this hotel as held for sale as of June 13, 2008. The following table summarizes the property and equipment, other assets and other liabilities for the Host Airport Hotel Sacramento as of June 13, 2008, which are included in other assets in our condensed consolidated balance sheet as of June 13, 2008 (in millions):

Property and equipment, net	$1
Other assets	1

Total assets	$2

Other liabilities	—

Total liabilities	$—

Dispositions. For year-to-date 2008, we sold the Sheraton Tampa Suites for a total sales price of approximately $24 million and recorded a gain on sale of approximately $10 million. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition, in the consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-Date ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
	(in millions)
Revenues	$3	$10	$6	$32
Income before income taxes	1	6	2	12
Gain (loss) on dispositions, net of tax	10	(2)	10	139

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

The following condensed consolidating information sets forth the financial position as of June 13, 2008 and December 31, 2007, results of operations for the quarter and year-to-date periods ended June 13, 2008 and June 15, 2007 and cash flows for the year-to-date periods ended June 13, 2008 and June 15, 2007 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheets

(in millions)

June 13, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$847	$4,259	$5,612	$—	$10,718
Due from managers	(5)	6	133	—	134
Investments in affiliates	6,071	1,958	35	(7,861)	203
Rent receivable	—	45	—	(45)	—
Deferred financing costs, net	45	1	8	—	54
Furniture, fixtures and equipment replacement fund	37	25	81	—	143
Other	643	30	319	(767)	225
Restricted cash	—	—	61	—	61
Cash and cash equivalents	319	13	173	—	505

Total assets	$7,957	$6,337	$6,422	$(8,673)	$12,043

Debt	$2,039	$2,562	$1,639	$(328)	$5,912
Rent payable	—	—	45	(45)	—
Other liabilities	115	283	340	(439)	299

Total liabilities	2,154	2,845	2,024	(812)	6,211
Minority interests	—	—	29	—	29
Limited partner interest of third parties at redemption value	369	—	—	—	369
Partners’ capital	5,434	3,492	4,369	(7,861)	5,434

Total liabilities and partners’ capital	$7,957	$6,337	$6,422	$(8,673)	$12,043

December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$884	$4,376	$5,328	$—	$10,588
Due from managers	(22)	12	116	—	106
Investments in affiliates	6,210	1,984	36	(8,036)	194
Rent receivable	—	33	—	(33)	—
Deferred financing costs, net	44	2	5	—	51
Furniture, fixtures and equipment replacement fund	37	25	60	—	122
Other	369	28	267	(468)	196
Restricted cash	—	—	65	—	65
Cash and cash equivalents	296	18	174	—	488

Total assets	$7,818	$6,478	$6,051	$(8,537)	$11,810

Debt	$1,824	$2,559	$1,526	$(284)	$5,625
Rent payable	—	—	33	(33)	—
Other liabilities	367	190	157	(184)	530

Total liabilities	2,191	2,749	1,716	(501)	6,155
Minority interests	—	—	28	—	28
Limited partner interest of third parties at redemption value	312	—	—	—	312
Partners’ capital	5,315	3,729	4,307	(8,036)	5,315

Total liabilities and partners’ capital	$7,818	$6,478	$6,051	$(8,537)	$11,810

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended June 13, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$203	$116	$1,395	$(299)	$1,415
Hotel operating expenses	—	—	(898)	—	(898)
Property-level expenses	(7)	(33)	(56)	—	(96)
Depreciation and amortization	(15)	(54)	(62)	—	(131)
Corporate and other expenses	(6)	(5)	(3)	—	(14)
Rental expense	—	—	(299)	299	—
Interest income	5	2	5	(7)	5
Interest expense	(48)	(16)	(24)	7	(81)
Net gains on property transactions	—	—	1	—	1
Minority interest expense	—	—	(1)	—	(1)
Equity in earnings (losses) of affiliates	68	21	1	(88)	2

Income (loss) before income taxes	200	31	59	(88)	202
Provision for income taxes	(1)	—	(13)	—	(14)

INCOME (LOSS) FROM CONTINUING OPERATIONS	199	31	46	(88)	188
Income from discontinued operations	—	11	—	—	11

NET INCOME (LOSS)	$199	$42	$46	$(88)	$199

Quarter ended June 15, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$221	$106	$1,363	$(309)	$1,381
Hotel operating expenses	—	—	(873)	—	(873)
Property-level expenses	(7)	(30)	(57)	—	(94)
Depreciation and amortization	(14)	(51)	(53)	—	(118)
Corporate and other expenses	(5)	(6)	(4)	—	(15)
Rental expense	—	—	(309)	309	—
Interest income	12	3	5	(8)	12
Interest expense	(48)	(27)	(69)	8	(136)
Net gains on property transactions	—	—	1	—	1
Equity in earnings (losses) of affiliates	(8)	(20)	1	30	3

Income (loss) before income taxes	151	(25)	5	30	161
Provision for income taxes	(2)	—	(9)	—	(11)

INCOME (LOSS) FROM CONTINUING OPERATIONS	149	(25)	(4)	30	150
Income (loss) from discontinued operations	5	(1)	—	—	4

NET INCOME (LOSS)	$154	$(26)	$(4)	$30	$154

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year-to-date ended June 13, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$335	$212	$2,436	$(510)	$2,473
Hotel operating expenses	—	—	(1,608)	—	(1,608)
Property-level expenses	(11)	(61)	(105)	—	(177)
Depreciation and amortization	(29)	(105)	(121)	—	(255)
Corporate and other expenses	(3)	(12)	(16)	—	(31)
Gain on insurance settlement	—	—	7	—	7
Rental expense	—	—	(510)	510	—
Interest income	8	5	10	(14)	9
Interest expense	(82)	(43)	(46)	14	(157)
Net gains on property transactions	—	—	2	—	2
Minority interest expense	—	—	(8)	—	(8)
Equity in earnings (losses) of affiliates	44	24	2	(68)	2

Income (loss) before income taxes	262	20	43	(68)	257
Provision for income taxes	(1)	—	(6)	—	(7)

INCOME (LOSS) FROM CONTINUING OPERATIONS	261	20	37	(68)	250
Income from discontinued operations	1	11	—	—	12

NET INCOME (LOSS)	$262	$31	$37	$(68)	$262

Year-to-date ended June 15, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$357	$192	$2,374	$(513)	$2,410
Hotel operating expenses	—	—	(1,553)	—	(1,553)
Property-level expenses	(11)	(57)	(107)	—	(175)
Depreciation and amortization	(28)	(99)	(106)	—	(233)
Corporate and other expenses	(4)	(15)	(18)	—	(37)
Rental expense	—	—	(513)	513	—
Interest income	18	6	8	(14)	18
Interest expense	(82)	(59)	(103)	14	(230)
Net gains on property transactions	—	—	2	—	2
Minority interest expense	—	—	(4)	—	(4)
Equity in earnings (losses) of affiliates	55	(31)	2	(21)	5

Income (loss) before income taxes	305	(63)	(18)	(21)	203
Provision for income taxes	(1)	—	(4)	—	(5)

INCOME (LOSS) FROM CONTINUING OPERATIONS	304	(63)	(22)	(21)	198
Income from discontinued operations	44	104	2	—	150

NET INCOME (LOSS)	$348	$41	$(20)	$(21)	$348

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year-to-Date ended June 13, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$226	$87	$128	$441

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	23	—	23
Investment in affiliates	(5)	—	—	(5)
Capital expenditures	(25)	(123)	(162)	(310)
Change in furniture, fixtures and equipment replacement fund	(2)	1	(20)	(21)
Other	13	—	—	13

Cash used in investing activities	(19)	(99)	(182)	(300)

FINANCING ACTIVITIES
Financing costs	(3)	—	(5)	(8)
Issuances of debt	210	—	300	510
Debt prepayments	—	—	(211)	(211)
Scheduled principal repayments	—	(3)	(6)	(9)
Common unit repurchase	(72)	—	—	(72)
Distributions on common units	(326)	—	—	(326)
Distributions on preferred units	(4)	—	—	(4)
Distributions to minority interest	—	—	(7)	(7)
Change in restricted cash	—	—	3	3
Transfers to/from Parent	11	10	(21)	—

Cash provided by (used in) financing activities	(184)	7	53	(124)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$23	$(5)	$(1)	$17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year-to-Date ended June 15, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$258	$43	$19	$320

INVESTING ACTIVITIES
Proceeds from sale of assets, net	58	272	—	330
Acquisitions	(15)	—	—	(15)
Capital expenditures	(19)	(99)	(119)	(237)
Change in furniture, fixtures and equipment replacement fund	9	(4)	(37)	(32)
Change in restricted cash designated for FF&E replacement fund	—	4	30	34
Other	17	—	—	17

Cash provided by (used in) investing activities	50	173	(126)	97

FINANCING ACTIVITIES
Financing costs	(5)	—	(3)	(8)
Issuance of debt	591	—	434	1,025
Repayment of credit facility	(250)	—	—	(250)
Debt prepayments	(6)	(33)	(786)	(825)
Scheduled principal repayments	(1)	(2)	(21)	(24)
Distributions on common units	(245)	—	—	(245)
Distributions on preferred units	(4)	—	—	(4)
Distributions to minority interests	—	—	(5)	(5)
Change in restricted cash	1	6	45	52
Transfers to/from Parent	(390)	(190)	580	—

Cash provided by (used in) financing activities	(309)	(219)	244	(284)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1)	$(3)	$137	$133

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Outlook

As of July 18, 2008, we own 118 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Consistent with the trends we experienced in the fourth quarter of 2007, our corporate transient and leisure business experienced weakness and, through April 2008, we saw no evidence of acceleration of this weakness in demand or in our group bookings or group cancellation rates. However, in May and June, our group and transient business further weakened. The decrease in demand for our transient business was most prominent in our higher-rated corporate, premium and special corporate accounts due to the slowdown in business travel in certain markets. Leisure demand, particularly on weekends, was soft. Economic weakness combined with higher costs, especially energy, food and commodities, is putting considerable pressure on both consumer and business spending. We expect our leisure business will further weaken throughout the year and that corporate travel will continue to decline as businesses seek to cut costs. For the quarter, our group business, while above the prior year level, fell slightly short of our expectations, as short-term bookings in the quarter were lower than anticipated. Our group booking pace for the rest of the year is below the comparable prior year level. We have also seen a slight increase in cancellations and this trend may accelerate. In addition, airline ticket prices have increased and airline capacity will be reduced in the second half of the year due to high fuel costs, which will likely further reduce lodging demand, particularly in the leisure market.

To help mitigate the effect of some of these trends, our operators are adjusting the business mix of our properties in order to maximize the average rate and to manage off-peak time periods to ensure that our properties capture their share of available business. Additionally, our operators are aggressively managing costs and each of our properties have implemented some level of contingency plans such as matching the level of staffing to the reduced level of occupancy, eliminating discretionary spending, modifying restaurant outlet operation hours and delaying the implementation of brand standards. New supply forecasts for the markets in which we own hotels suggest that supply growth has been increasing, however, it continues to be affected by increased building costs due to inflation and increased cost of financing because of continued uncertainty in the credit markets.

Due to the combination of these trends, particularly in projections for 2008 for GDP, business investment and employment, all key drivers of lodging demand, we have reduced our outlook for the second half of the year. We believe that the full year 2008 comparable hotel RevPAR will range from a decrease of 1% to an increase of 1% compared to our previous full year RevPAR guidance of an increase of 2% to 4%. Additionally, operating results will also be adversely effected by certain operating costs and other expenses, including wages, benefits, real estate taxes and utilities, increasing at a rate greater than inflation, which will likely result in reduced operating profit margins.

Due to the size and number of capital expenditures and investments projects we completed in early 2008, the disruption to our properties was particularly significant in the first half of the year, and, as a result, our RevPAR growth and operating margins were adversely affected. Additionally, certain properties will continue to experience temporary business interruption during the second half of 2008, although not to the same extent as the first half of 2008. Overall, we expect to continue our current level of capital expenditures and investment projects throughout the remainder of 2008. Over the long term, we expect to see improvements in RevPAR and operating margins as these projects are expected to enhance our properties’ competitive market position and profitability.

We believe the general economic trends and its effect on the lodging industry create an uncertain operating environment in 2008, and, therefore, there can be no assurances that we will not experience further deceleration in the growth rate of hotel revenues or earnings at our properties for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Application of New Accounting Standards

The FASB recently issued FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Our $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and our $500 million 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) are within the scope of FSP 14-1 and therefore, we will be required to record the debt components of the debentures at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease to net income, earnings per common unit and FFO per diluted common unit for all periods presented; however, there is no effect on our cash interest payments. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. We anticipate that as a result of the application of this standard, our annual diluted earnings per common unit and FFO per diluted common unit will decrease by approximately $.03 to $.04 per unit. Additionally, we anticipate that the application of this standard will decrease our debt balance as of December 31, 2008 by approximately $89 million, with a corresponding increase to partners’ capital.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	June 13, 2008	June 15, 2007	% Increase (Decrease)
Revenues
Total hotel sales	$1,388	$1,356	2.4%
Operating costs and expenses:
Property-level costs (1)	1,125	1,085	3.7
Corporate and other expenses	14	15	(6.7)
Operating profit	276	281	(1.8)
Interest expense	81	136	(40.4)
Minority interest expense	1	—	N/M	(4)
Income from discontinued operations	11	4	N/M	(4)
Net income	199	154	29.2

All hotel operating statistics (2):
RevPAR	$156.20	$152.49	2.4%
Average room rate	$205.10	$199.50	2.8%
Average occupancy	76.2%	76.4%	(0.2	) pts.
Comparable hotel operating statistics (3):
RevPAR	$158.91	$156.28	1.7%
Average room rate	$207.62	$202.34	2.6%
Average occupancy	76.5%	77.2%	(0.7	) pts.

	Year-to-Date ended
	June 13, 2008	June 15, 2007	% Increase (Decrease)
Revenues
Total hotel sales	$2,416	$2,354	2.6%
Operating costs and expenses:
Property-level costs (1)	2,040	1,961	4.0
Corporate and other expenses	31	37	(16.2)
Gain on insurance settlement	7	—	N/M	(4)
Operating profit	409	412	(0.7)
Interest expense	157	230	(31.7)
Minority interest expense	8	4	100.0
Income from discontinued operations	12	150	(92.0)
Net income	262	348	(24.7)

All hotel operating statistics (2):
RevPAR	$147.46	$143.33	2.9%
Average room rate	$201.99	$194.93	3.6%
Average occupancy	73.0%	73.5%	(0.5	) pts.
Comparable hotel operating statistics (3):
RevPAR	$149.59	$146.72	2.0%
Average room rate	$204.57	$198.22	3.2%
Average occupancy	73.1%	74.0%	(0.9	) pts.

(1)	Amount represents total operating costs and expenses per our condensed consolidated statements of operations less corporate expenses and the gain on insurance settlement.

(2)	Operating statistics are for all properties as of June 13, 2008 and June 15, 2007 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for June 13, 2008 and June 15, 2007 are based on 115 comparable hotels as of June 13, 2008.
(4)	N/M=Not Meaningful.

2008 Compared to 2007

Hotel Sales Overview

	Quarter ended
	June 13, 2008	June 15, 2007	% Increase (Decrease)
	(in millions)
Revenues
Rooms	$856	$839	2.0%
Food and beverage	440	427	3.0
Other	92	90	2.2

Total hotel sales	$1,388	$1,356	2.4

	Year-to-Date ended
	June 13, 2008	June 15, 2007	% Increase (Decrease)
	(in millions)
Revenues
Rooms	$1,480	$1,447	2.3%
Food and beverage	774	748	3.5
Other	162	159	1.9

Total hotel sales	$2,416	$2,354	2.6

Hotel sales grew 2.4% and 2.6% for the quarter and year-to-date 2008, respectively, reflecting increases in RevPAR, as well as increases in food and beverage and other revenues. Sales for properties sold or classified as held for sale in 2008 or 2007 have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of June 13, 2008, 115 of our 118 hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We discuss our operating results by property type (i.e. urban, suburban, resort/convention or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable hotel sales increased 1.9% to approximately $1.4 billion for the quarter and increased 2.5% to approximately $2.4 billion year-to-date. The revenue growth reflects the increase in comparable RevPAR of 1.7% for the quarter and 2.0% year-to-date, as a result of an increase in average room rates of 2.6% for the quarter and 3.2% year-to-date, offset by a decrease in occupancy of 0.7 percentage points for the quarter and 0.9 percentage points year-to-date. The year-to-date increase also includes one extra day of results for approximately 42% of our hotels that report results on a monthly basis as 2008 is a leap year.

Food and beverage revenues for our comparable hotels increased 2.6% for the quarter and 3.2% year-to-date, primarily due to increased sales from our banquet and audio visual sales. Food and beverage revenues also benefited from a strong performance at the Orlando World Center Marriott and its recently opened 105,000 square foot Cypress ballroom/exhibit hall. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and attrition fees, increased 1.1% for the quarter and 1.2% year-to-date.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of June 13, 2008 and June 15, 2007:

Comparable Hotels by Property Type (a)

	As of June 13, 2008		Quarter ended June 13, 2008			Quarter ended June 15, 2007			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	55	32,989	$220.48	78.3%	$172.65	$212.39	79.9%	$169.75	1.7%
Suburban	32	12,311	161.83	69.1	111.81	158.38	69.8	110.52	1.2
Resort/Convention	13	8,082	274.55	78.5	215.40	275.92	76.6	211.23	2.0
Airport	15	7,208	140.59	78.9	110.94	139.29	78.3	109.03	1.8

All Types	115	60,590	207.62	76.5	158.91	202.34	77.2	156.28	1.7

	As of June 13, 2008		Year-to-Date ended June 13, 2008			Year-to-Date ended June 15, 2007			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	55	32,989	$213.78	74.5%	$159.30	$205.35	76.3%	$156.64	1.7%
Suburban	32	12,311	162.28	65.7	106.68	157.44	67.2	105.73	0.9
Resort/Convention	13	8,082	279.07	77.4	216.04	278.99	74.7	208.39	3.7
Airport	15	7,208	142.11	74.7	106.14	139.78	74.8	104.54	1.5

All Types	115	60,590	204.57	73.1	149.59	198.22	74.0	146.72	2.0

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended June 13, 2008 and June 15, 2007 is from December 29, 2007 to June 13, 2008 and December 30, 2006 to June 15, 2007, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the second quarter of 2008, our resort/convention properties led the portfolio with a 2.0% growth in RevPAR. This property type was led by the Orlando World Center Marriott, which continues to benefit from the opening of its new 105,000 square foot Cypress ballroom/exhibit hall, which offset weaker group results at our Hawaiian resort properties. RevPAR growth at our urban, airport and suburban hotels was moderate due to the overall decline in lodging demand, which led to decreased occupancy at these properties.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of June 13, 2008 and June 15, 2007:

Comparable Hotels by Region (a)

	As of June 13, 2008		Quarter ended June 13, 2008			Quarter ended June 15, 2007			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	27	15,936	$206.12	76.5%	$157.60	$204.17	76.8%	$156.89	0.5%
Mid-Atlantic	11	8,684	265.87	81.9	217.73	254.96	85.3	217.38	0.2
North Central	14	6,175	158.64	70.7	112.15	154.80	72.1	111.65	0.4
Florida	9	5,676	236.85	78.3	185.51	231.75	76.7	177.77	4.4
DC Metro	13	5,666	214.09	83.8	179.31	206.99	85.1	176.05	1.8
New England	11	5,663	185.14	77.5	143.52	177.62	76.3	135.45	6.0
South Central	8	4,358	172.07	71.8	123.62	167.42	74.3	124.44	(0.7)
Mountain	8	3,372	182.61	69.8	127.49	183.00	70.1	128.26	(0.6)
Atlanta	7	2,589	196.56	70.5	138.66	204.27	71.9	146.88	(5.6)
International	7	2,471	181.20	74.0	134.00	154.69	70.9	109.69	22.2

All Regions	115	60,590	207.62	76.5	158.91	202.34	77.2	156.28	1.7

	As of June 13, 2008		Year-to-Date ended June 13, 2008			Year-to-Date ended June 15, 2007			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	27	15,936	$206.10	74.7%	$154.01	$203.13	74.8%	$151.96	1.4%
Mid-Atlantic	11	8,684	253.22	78.1	197.72	241.06	80.6	194.39	1.7
North Central	14	6,175	149.20	63.1	94.21	145.50	67.4	98.10	(4.0)
Florida	9	5,676	242.60	79.7	193.29	239.45	76.4	183.01	5.6
DC Metro	13	5,666	208.75	74.4	155.40	202.59	77.6	157.28	(1.2)
New England	11	5,663	174.42	70.1	122.25	166.22	68.6	114.06	7.2
South Central	8	4,358	169.81	71.8	121.89	164.25	75.1	123.28	(1.1)
Mountain	8	3,372	192.74	67.4	129.99	187.75	69.2	129.94	—
Atlanta	7	2,589	195.77	70.0	136.98	198.26	70.8	140.34	(2.4)
International	7	2,471	172.90	71.9	124.29	149.15	68.0	101.35	22.6

All Regions	115	60,590	204.57	73.1	149.59	198.22	74.0	146.72	2.0

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended June 13, 2008 and June 15, 2007 is from December 29, 2007 to June 13, 2008 and December 30, 2006 to June 15, 2007, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the second quarter of 2008, our International region was the top performing region due to outstanding RevPAR growth at our Chilean and Canadian hotels and the relative weakness of the U.S. Dollar. The New England region also performed well as our Boston hotels benefited from strong group bookings and an increase in citywide events. Comparable hotel RevPAR growth in our Florida region was driven by double-digit RevPAR growth at the Orlando World Center Marriott attributable to the new exhibit hall. We expect overall performance in both the New England and Florida regions to be weaker in the second half of 2008.

The 1.8% increase in RevPAR in our DC Metro region in the second quarter was due to strong performance at our downtown hotels, particularly the JW Marriott Hotel, Washington, D.C. and Hyatt Regency Washington on Capitol Hill. The performance at the downtown hotels was offset by RevPAR declines at the suburban properties in the region due to weaker transient business and short-term group demand. The Pacific region had slight improvements in RevPAR that were supported by strong results at our Los Angeles properties, due to improved transient and group demand. The San Diego market also performed well, driven by the strong performance at the San Diego Marriott Hotel & Marina. San Francisco had mixed results as several properties were completing significant capital projects. Our Hawaiian properties experienced decreases in RevPAR because of lower leisure transient demand which was driven by a reduction in airline capacity as well as higher travel costs. RevPAR growth in our Mid-Atlantic region was moderate as RevPAR growth at our large New York hotels, the New York Marriott Marquis and the New York Sheraton Hotel and Towers, was offset by RevPAR declines at several of the other hotels in the region due to room displacement as a result of renovations.

The Atlanta region significantly underperformed in comparison to the overall portfolio due to weak group bookings, lower transient demand and a disruptive rooms renovation at The Ritz-Carlton, Buckhead. The South Central region also underperformed; however results varied by market. The Houston market performed well due to strong group bookings while RevPAR declined in the San Antonio market due to increased supply and due to room displacement as a result of renovations at the San Antonio Marriott Riverwalk.

Hotels Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. Individual travelers are referred to as “Transient” customers. Those traveling as part of an organized group, meeting or convention are referred to as “Group” customers. “Contract” customers represent blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates, such as airline crews. The information below is derived from business mix data for 108 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see our annual report on Form 10-K.

Transient business was weak during the quarter as room nights decreased approximately 3.7%, which was partially offset by an increase in the average room rate of 1.6%. The decrease in demand was most prominent in our higher rated corporate and special corporate segments due to the slowdown in business travel in some of our markets.

During the second quarter, group business performed well compared to last year, as group room nights increased approximately 2.0% and the average room rate increased 4.0%. The net result was an increase in group revenues of approximately 6.1% for the quarter. However, group booking pace for the second half of 2008 has slowed and we have seen a slight increase in cancellations which could result in further slowing in group revenues.

Property-level Operating Expenses

	Quarter ended
	June 13, 2008	June 15, 2007	% Increase (Decrease)
	(in millions)
Rooms	$199	$193	3.1%
Food and beverage	301	295	2.0
Hotel departmental expenses	325	314	3.5
Management fees	73	71	2.8
Other property-level expenses	96	94	2.1
Depreciation and amortization	131	118	11.0

Total property-level operating expenses	$1,125	$1,085	3.7

	Year-to-Date ended
	June 13, 2008	June 15, 2007	% Increase (Decrease)
	(in millions)
Rooms	$356	$343	3.8%
Food and beverage	544	531	2.4
Hotel departmental expenses	583	563	3.6
Management fees	125	116	7.8
Other property-level expenses	177	175	1.1
Depreciation and amortization	255	233	9.4

Total property-level operating expenses	$2,040	$1,961	4.0

Operating expenses for the quarter and year-to-date increased 3.7% and 4.0%, respectively. Our operating expenses, which are both fixed and variable, are primarily affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, management fees are primarily affected by changes in revenues and operating profit at each property. The growth in expenses was primarily the result of a 3.0% and 3.4% increase in wages and benefits for the quarter and year-to-date, respectively, which represent approximately 64% and 63% of the overall increase, for both periods, respectively. While increases in energy costs broadly effect operating costs, utilities, which increased 7% for the second quarter, only represent approximately 5% of total operating expenses. We also experienced significant increases in real estate taxes both for the quarter and year-to-date. These costs were partially offset by a decrease in insurance expense of approximately 8.1% and 6.2% for the quarter and year-to-date, respectively. We expect the increases in operating expenses will continue to adversely affect margins throughout 2008. Property-level operating expenses exclude the costs for hotels we have sold, which are included in discontinued operations.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and system costs. Corporate expenses decreased approximately $1 million for the quarter and approximately $6 million year-to-date from the same period last year due to the decrease in compensation expense recorded for the stock-based compensation awards primarily due to the decline in Host’s stock price.

Gain on Insurance Settlement. The gain on insurance settlement of $7 million for year-to-date 2008, primarily represents the release of contingencies related to an insurance settlement reached for business interruption incurred at the New Orleans Marriott following Hurricane Katrina. As a result of recognizing this gain, we paid $2 million of management fees, which are included in management fee expense.

Interest Expense. Interest expense decreased $55 million and $73 million for the quarter and year-to-date 2008, respectively. During 2007, interest expense included $45 million for both the second quarter and year-to-date of call premiums and the acceleration of the amortization of deferred financing costs associated with debt prepayments. There were no such expenses for 2008. The reduction in interest expense also reflects the decline in the weighted average interest rate of 20 basis points when compared to the second quarter of 2007.

Equity in Earnings of Affiliates. Our share of income of affiliates decreased by $1 million and $3 million for the quarter and year-to-date, respectively, due to a decrease in earnings from our joint venture in Europe, primarily as a result of an increase in local country income taxes.

Minority Interest Expense. Minority interest expense increased $1 million and $4 million for the quarter and year-to-date, respectively. The increase reflects the increase in the net income attributable to the outside partners in certain of our consolidated partnerships.

Discontinued Operations. Discontinued operations consist of one hotel sold and one hotel classified as held-for-sale as of June 13, 2008 and nine hotels sold during 2007 and represent the results of operations and the gains on the disposition of these hotels during the period. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition in the condensed consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-Date ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
	(in millions)
Revenue	$3	$10	$6	$32
Income before taxes	1	6	2	12
Gain on disposals, net of tax	10	(2)	10	139

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

Cash Balances. As of June 13, 2008, we had $505 million of cash and cash equivalents, which was an increase of $17 million from December 31, 2007. Additionally, we have $600 million available under our credit facility. The net increase in cash is primarily due to cash from operations, the issuance and refinancing of debt, for which we received net proceeds of approximately $300 million during the year and hotel dispositions. Uses of cash during the year primarily consisted of distribution payments, capital expenditures and OP Unit repurchases in connection with Host’s repurchase of an equivalent amount of common shares. Excluding amounts necessary for working capital, we intend to use available funds over time to further invest in our portfolio, acquire new properties, repurchase OP Units or make additional debt repayments. We believe we have ample liquidity and access to capital markets to take advantage of acquisition opportunities which may arise, continue our capital expenditures program, deal with our near term debt maturities and to withstand an unanticipated decline in the cash flow from our business.

Debt Transactions. During the second quarter 2008, we entered into a $210 million term loan, which is provided for under our existing $600 million credit facility agreement and used the proceeds to repay $100 million outstanding under the credit facility and for general corporate purposes. See “Debt” for further discussion.

On June 12, 2008, we refinanced the $208 million, 7.48% mortgage on the Orlando World Center Marriott with a $300 million mortgage that bears interest at a rate of LIBOR plus 350 basis points (5.96% at June 13, 2008). See “Debt” for further discussion.

We may continue to redeem or refinance senior notes (which include the senior debentures exchangeable for Host common stock) and mortgage debt from time to time to take advantage of favorable market conditions. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and Funds From Operations, or FFO, per diluted unit, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs.

Partners’ Capital Transactions. On February 19, 2008, Host’s Board of Directors authorized a program to repurchase up to $500 million of Host’s common stock and equity related securities. These securities may be purchased in the open market or through private transactions, dependent upon market conditions. We will redeem an equivalent number of common OP Units from Host for each common share repurchased. The plan does not obligate Host to repurchase any specific number of shares and may be suspended at any time at management’s discretion. As of June 13, 2008, Host has repurchased 4.35 million shares valued at approximately $72 million of which 2.2 million shares valued at approximately $37 million were purchased in the second quarter.

Acquisitions and Dispositions. While we expect acquisition opportunities will be limited in domestic markets, we continue to believe that international markets are more likely to provide opportunities that meet our investment return criteria, particularly through the use of joint ventures. For example, in April 2008 the European joint venture acquired the Crowne Plaza Amsterdam City Centre for approximately €72 million. We own a 32.1% interest in the European joint venture and serve as the general partner. During the second quarter of 2008, we also sold the Sheraton Tampa Suites Airport for approximately $24 million. We anticipate that the continued turmoil in the credit markets will continue to restrict potential buyers and limit our ability to dispose of non-core assets and therefore, we believe that potential proceeds from dispositions will range from $0 to $150 million for the remainder of the year.

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

For year-to-date 2008, total capital expenditures increased $73 million to $310 million, primarily as a result of the timing of various projects across the portfolio including the completion of a 26,000 square foot ballroom at the Atlanta Marriott Marquis, which was the final phase in the $81 million repositioning of this property, and the addition of an 8,300 square foot of new meeting space at the San Francisco Marriott. Our renewal and replacement capital expenditures were approximately $170 million, which reflects an increase of approximately 63% from year-to-date 2007. We expect total renewal and replacement capital expenditures for 2008 to be approximately $380 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $140 million for year-to-date 2008 on repositioning and return on investment (ROI) projects, which reflects an increase of approximately 5% from year-to-date 2007. We expect total repositioning/ROI expenditures for 2008 to be approximately $270 million.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital market transactions. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to unit holders.

Cash Provided by Operations. Our cash provided by operations year-to-date 2008 increased $121 million from year-to-date 2007 to $441 million, due primarily to a reduction in interest expense and a decrease in advances to our managers for certain capital expenditure projects.

Cash Used in Investing Activities. Approximately $300 million of cash was used in investing activities during the first half of 2008. This included approximately $310 million of capital expenditures, partially offset by the proceeds from the disposition of the Sheraton Tampa Suites Airport and cash received from the planned disposition of the Host Airport Hotel Sacramento.

Cash Used in Financing Activities. Approximately $124 million of cash was used in financing activities during 2008 and primarily consisted of the payment of the fourth quarter 2007 and first quarter 2008 distributions on OP Units of $330 million, an increase of $81 million from year-to-date 2007. Cash used in financing activities also consisted of scheduled principal repayments of $9 million and the repurchase of 4.35 million of our units from Host for approximately $72 million in connection with Host’s repurchase of an equivalent number of common shares. We also received net proceeds of approximately $300 million through debt issuances and refinancings. The following table summarizes the significant financing transactions as of July 18, 2008 (in millions), excluding the non-cash acquisition of the remaining limited partnership interests in Pacific Gateway, Ltd. through the issuance of $93 million of OP Units (in millions):

Transaction Date	Description of Transaction	Transaction Amount
Debt
June	Proceeds from 5.96% Orlando World Center Marriott mortgage refinancing (1)	$300
June	Repayment of the 7.48% mortgage on the Orlando World Center Marriott	(208)
May	Proceeds from the Credit Facility Term Loan	45
April	Repayment of the draw on the Credit Facility Revolver	(100)
April	Proceeds from the Credit Facility Term Loan	165
March	Draw on the Credit Facility Revolver	100
2008	Principal amortization	(9)
Equity
March-June	OP Unit repurchases	(72)

(1)	The Orlando World Center Marriott mortgage loan has a floating rate of interest of LIBOR plus 350 basis points. The interest rate shown reflects the rate as of June 13, 2008.

Debt

As of June 13, 2008, our total debt was $5.9 billion. The weighted average interest rate of our debt was approximately 5.9% and the weighted average maturity was 5.2 years. Additionally, 91% of our debt had a fixed rate of interest as of June 13, 2008. Currently, we are in compliance with the financial covenants under our debt agreements.

As of June 13, 2008 and December 31, 2007, our debt was comprised of (in millions):

	June 13, 2008	December 31, 2007
Series K senior notes, with a rate of 7 1/ 8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	347	347
Series O senior notes, with a rate of 6 3/ 8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/ 4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/ 8% due November 2014	497	497
$500 million Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	497	496
$600 million Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	593	592
Senior notes, with a rate of 10.0%, due May 2012	7	7

Total senior notes	4,116	4,114
Mortgage debt (non-recourse) secured by $2.2 billion of real estate assets, with an average interest rate of 6.3% at June 13, 2008 and 6.6% at December 31, 2007, maturing through December 2023	1,499	1,423
Credit facility, including the $210 million term loan	210	—
Other	87	88

Total debt	$5,912	$5,625

$600 million Exchangeable Senior Debentures. On March 23, 2007, we issued $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of Host’s common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged, and, at our option, Host’s shares, cash or a combination thereof for any excess above the principal value. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures at the exchange value described above rather than receive the cash redemption price. The current exchange rate is 31.35 shares of Host common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.90 per share of Host common stock. Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP Units. The exchange rate may be adjusted under certain circumstances including the payment of common dividends exceeding $.20 per share in any given quarter. The 2007 Debentures are not currently exchangeable.

$500 million Exchangeable Senior Debentures. On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received proceeds of $484 million, net of discounts, underwriting fees and expenses. The 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior debt. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host’s common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The current exchange rate is 62.5107 shares for each $1,000 of principal amount of the 2004 Debentures, (which is equivalent to an exchange price of $16.00 per share). Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP Units. The exchange rate is adjusted for certain circumstances, including the payment of all common dividends. The 2004 Debentures are not currently exchangeable. We can redeem for cash all or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures for stock rather than receive the cash redemption price.

Credit Facility Term Loan. During the second quarter of 2008, we entered into a $210 million term loan, which was an expansion of our existing $600 million credit facility. The term loan was completed in two phases, with $165 million closing in April 2008 and an additional $45 million, with the same terms, closing in May 2008. The term loan has a maturity date of September 9, 2011, which we can extend for one year, subject to certain conditions. The term loan is prepayable without penalty after October 22, 2009 and may be prepaid prior to that date for a fee. The term loan bears interest at LIBOR plus 175 basis points (4.18% at June 13, 2008), with a LIBOR floor of 2.25%. The proceeds from the term loan were used to repay the $100 million outstanding balance under the credit facility revolver and for general corporate purposes. Currently, we have $600 million available under the credit facility.

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

Mortgage Debt. On June 12, 2008, we refinanced the $208 million, 7.48% mortgage due on the Orlando World Center Marriott with a non-amortizing $300 million mortgage that bears interest at a rate of LIBOR plus 350 basis points (5.96% at June 13, 2008) and has a maturity date of July 1, 2011, which we have the option to extend for two, one-year periods upon the satisfaction of certain conditions. Excess proceeds from the refinancing were used for general corporate purposes.

Distribution Policy

Host is required to distribute to its stockholders at least 90% of its annual taxable income, excluding net capital gains, to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. For every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP Unit and preferred OP Unit, respectively. As of July 18, 2008, Host is the owner of substantially all of the preferred OP Units and approximately 96% of the common OP Units. The remaining common OP Units are held by various third-party limited partners.

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

Host’s current policy on common dividends is generally to distribute, over time, 100% of its annual taxable income. Host intends to pay a regular quarterly dividend of $0.20 per share, and, in addition, to declare a special dividend during the fourth quarter of each year, the amount of which will vary depending on Host’s estimated taxable income. Based on Host’s current outlook, Host expects that the fourth quarter special dividend will be in the range of $0.15 to $0.20, resulting in a full year dividend of $0.95 to $1.00. Host currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors.

On June 16, 2008, Host’s Board of Directors declared a cash dividend of $0.20 per share on its common stock. The dividend was paid on July 15, 2008 to stockholders of record as of June 30, 2008. Accordingly, we made a similar distribution to our common OP unitholders, which included the common OP Units held by Host as well as the 4% minority position in Host LP common OP Units held by the third-party limited partners.

On June 16, 2008, Host’s Board of Directors also declared a cash dividend of $0.5546875 per share on its Class E cumulative redeemable preferred stock. The dividend was paid on July 15, 2008 to preferred stockholders of record as of June 30, 2008. Accordingly, we made a similar distribution on our Class E preferred OP Units.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 118 hotels that we owned on June 13, 2008, 115 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 13, 2008 are excluded from comparable hotel results for these periods:

•	Atlanta Marriott Marquis (a two-year major renovation project that was completed in June 2008);

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005); and

•	Host Airport Hotel Sacramento (we executed an agreement with the County of Sacramento related to the expansion of the airport, which will result in the closing of the hotel by August 2008).

The operating results of the ten hotels we disposed of during 2008 and 2007 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

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

The following table provides a reconciliation of net income available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	June 13, 2008			June 15, 2007
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income available to common unitholders	$197	544.3	$.36	$152	540.6	$.28
Adjustments:
Loss (gain) on dispositions, net of taxes	(10)	—	(.02)	2	—	—
Amortization of deferred gains, net of taxes	(1)	—	—	(1)	—	—
Depreciation and amortization	130	—	.24	117	—	.22
Partnership adjustments	3	—	.01	1	—	—
Adjustments for dilutive securities:
Assuming distribution of OP Units to Host for Host shares granted under its comprehensive stock plan less shares assumed purchased at average market price	—	.3	—	—	.7	—
Assuming conversion of 2004 Exchangeable Senior Debentures	4	30.9	(.03)	4	29.0	(.02)

FFO per diluted unit (a)	$323	575.5	$.56	$275	570.3	$.48

	Year-to-Date ended
	June 13, 2008			June 15, 2007
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income available to common unitholders	$258	543.0	$.47	$344	540.4	$.64
Adjustments:
Gain on dispositions, net of taxes	(10)	—	(.02)	(139)	—	(.26)
Amortization of deferred gains, net of taxes	(2)	—	—	(2)	—	—
Depreciation and amortization	254	—	.47	234	—	.43
Partnership adjustments	5	—	.01	1	—	—
Adjustments for dilutive securities:
Assuming distribution of units to Host for Host shares granted under its comprehensive stock plan less shares assumed purchased at average market price	—	.3	—	—	.8	—
Assuming conversion of 2004 Exchangeable Senior Debentures	9	30.9	(.04)	9	29.0	(.03)

FFO per diluted unit (a)(b)	$514	574.2	$.89	$447	570.2	$.78

(a)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include OP Units granted to Host for Host shares granted under Host’s comprehensive stock plans, preferred OP Units held by minority partners, exchangeable debt securities and other minority interests that have the option to convert their limited partnership interest to common OP Units. No effect is shown for securities if they are anti-dilutive.

(b)	The following table presents significant transactions affecting earnings per unit and FFO per diluted unit for all periods presented (in millions, except per unit amounts):

Schedule of Significant Transactions Affecting Earnings per Unit

and Funds From Operations per Diluted Unit

	Quarter ended
	June 13, 2008		June 15, 2007
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior notes redemptions and debt prepayments (1)	$—	$—	$(46)	$(46)
Gain (loss) on hotel dispositions, net of taxes	10	—	(2)	—
Assuming conversion of minority OP Units issuable	—	—	—	(1)

Total	$10	$—	$(48)	$(47)

Diluted units	575.5	—	571.5	571.5
Per diluted unit	$.02	$—	$(.08)	$(.08)

	Year-to-Date ended
	June 13, 2008		June 15, 2007
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior note redemptions and debt prepayments (1)	$—	$—	$(46)	$(46)
Gain on hotel dispositions, net of taxes	10	—	139	—

Total	$10	$—	$93	$(46)

Diluted units	574.2	—	571.4	570.2
Per diluted unit	$.02	$—	$.16	$(.08)

(1)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call or prepayment notice period, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages during certain periods presented.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-Date ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
Number of hotels	115	115	115	115
Number of rooms	60,590	60,590	60,590	60,590
Percent change in Comparable Hotel RevPAR	1.7%		2.0%

Comparable hotel sales
Room	$841	$827	$1,463	$1,431
Food and beverage (b)	436	425	772	748
Other	93	92	165	163

Comparable hotel sales (c)	1,370	1,344	2,400	2,342

Comparable hotel expenses
Room	195	189	350	338
Food and beverage (d)	298	293	541	529
Other	49	49	87	87
Management fees, ground rent and other costs	415	406	750	725

Comparable hotel expenses (e)	957	937	1,728	1,679

Comparable hotel adjusted operating profit	413	407	672	663
Non-comparable hotel results, net (f)	9	8	17	20
Office buildings and limited service properties, net (g)	(1)	(1)	(1)	(1)
Depreciation and amortization	(131)	(118)	(255)	(233)
Corporate and other expenses	(14)	(15)	(31)	(37)
Gain on insurance settlement	—	—	7	—

Operating profit	$276	$281	$409	$412

(a)	The reporting period for our comparable operating statistics for the second quarter of 2008 is from December 29, 2007 to June 13, 2008 and for the second quarter of 2007 from December 30, 2006 to June 15, 2007. For further discussion, see “Reporting Periods” in our most recent Annual Report of Form 10–K.

(b)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended		Year-to-Date ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
Food and beverage sales per the consolidated statements of operations	$440	$427	$774	$748
Non-comparable food and beverage sales	(11)	(9)	(25)	(20)
Food and beverage sales for the property for which we record rental income	7	7	16	16
Adjustment for food and beverage sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	7	4

Comparable food and beverage sales	$436	$425	$772	$748

(c)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-Date ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
Revenues per the consolidated statements of operations	$1,415	$1,381	$2,473	$2,410
Non-comparable hotel sales	(40)	(33)	(83)	(72)
Hotel sales for the property for which we record rental income, net	14	14	27	27
Rental income for office buildings and select service hotels	(19)	(18)	(38)	(37)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott- managed hotels	—	—	21	14

Comparable hotel sales	$1,370	$1,344	$2,400	$2,342

(d)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended		Year-to-Date ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
Food and beverage expenses per the consolidated statements of operations	$301	$295	$544	$531
Non-comparable food and beverage expense	(8)	(6)	(18)	(14)
Food and beverage expenses for the property for which we record rental income	5	4	10	9
Adjustment for food and beverage expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	5	3

Comparable food and beverage expenses	$298	$293	$541	$529

(e)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-Date ended
	June 13, 2008	June 15, 2007	June 13, 2008	June 15, 2007
Operating costs and expenses per the consolidated statements of operations	$1,139	$1,100	$2,064	$1,998
Non-comparable hotel expenses	(30)	(24)	(61)	(50)
Hotel expenses for the property for which we record rental income	13	13	28	29
Rent expense for office buildings and select service hotels	(20)	(19)	(39)	(38)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	15	10
Depreciation and amortization	(131)	(118)	(255)	(233)
Corporate and other expenses	(14)	(15)	(31)	(37)
Gain on insurance settlement	—	—	7	—

Comparable hotel expenses	$957	$937	$1,728	$1,679

(f)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(g)	Represents rental income less rental expense for select service properties and office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As of June 13, 2008 and December 31, 2007, 91% and 100%, respectively, of our outstanding debt bore interest at fixed rates. See our most recent Annual Report on Form 10–K. A change in the LIBOR rate of 100 basis points would result in an increase or decrease of approximately $5 million in interest expense on an annual basis.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada, Mexico and Chile and investments in our European joint venture), currency exchange risk arises as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. The foreign currency exchange agreements that we have entered into were strictly to hedge foreign currency risk and not for trading purposes.

During 2008, we have entered into three foreign currency forward purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the stockholders’ equity portion of our balance sheet. Year-to-date, we have recorded a decline in the fair value of the derivative instruments totaling approximately $(1) million, which is equal to the fair value as of June 13, 2008 included in accumulated other comprehensive income. The following table summarizes our three foreign currency purchase contracts (in millions):

Transaction Date	Transaction Amount in Euros	Transaction Amount in Dollars	Forward Purchase Date
February 2008	€30	$43	August 2011
February 2008	15	22	February 2013
May 2008	15	23	May 2014

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Units purchased		Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
March 22, 2008— April 21, 2008	5,870	(a)	1 share of Host Hotels & Resorts, Inc. common stock(a)	—	—

April 22, 2008— May 21, 2008	152,133	(a)	1 share of Host Hotels & Resorts, Inc. common stock(a)	—	—

May 22, 2008— June 13, 2008	2,201,895	(b)	$18.82(b)	—	—

Total	2,359,898

(a)	Reflects (i) common OP units redeemed by holders in exchange for 1 share of Host common stock for each unit redeemed, and (ii) common OP units cancelled upon cancellation of a corresponding number of shares of Host common stock by Host.
(b)	On February 20, 2008, Host announced that its Board of Directors had authorized a program to repurchase up to $500 million of common stock in open market transactions or through private transactions. The plan does not obligate Host to repurchase any specific number of shares and may be suspended at any time. There is no expiration date for the program. Under Host LP’s partnership agreement, Host LP is obligated to repurchase from Host common OP Units equal to the number of shares of common stock purchased by Host. Of the common OP Units purchased, (i) 2,200,000 units were purchased from Host equal to the number of common shares purchased by Host under this program, and (ii) 1,895 units reflect common OP Units redeemed by holders in exchange for 1 share of Host common stock for each unit.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
10.40	Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of April 22, 2008, among Host Hotels & Resorts, L.P., Host Euro Business Trust, Certain Canadian Subsidiaries of Host Hotels & Resorts, L.P., Deutsche Bank AG New York Branch, Bank of America, N.A., Citicorp North America, Inc., Société Générale, Calyon New York Branch, and Various Lenders (incorporated by reference to Exhibit 10.41 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed on April 28, 2008).

12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred OP Unit Distributions.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
	By:	Host Hotels & Resorts, Inc., its general partner

July 23, 2008	/s/ Brian G. Macnamara
Brian G. Macnamara
Senior Vice President, Corporate Controller