Form 10-K/A
period 2007-12-31
HOST HOTELS & RESORTS L.P.
filed 2008-08-08
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s proxy statement for its annual meeting of stockholders held on May 14, 2008 are incorporated by reference into Part III of this Form 10-K. Host Hotels & Resorts, Inc. filed its proxy statement on April 10, 2008.

Explanatory Note

We are filing this amendment to the Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), which was originally filed on March 3, 2008, to amend Part II, Item 9A for the sole purpose of adding management’s conclusion regarding the effectiveness of internal controls over financial reporting which was inadvertently omitted. For the convenience of the reader, this amendment sets forth Part II, Item 9A in its entirety. This amendment does not change the previously reported financial statements and other financial disclosures included in our 2007 10-K. No other information in the original filing is amended hereby, and accordingly, this amendment does not reflect events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our other filings with the Securities and Exchange Commission.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of Host’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 15.	Exhibits, Financial Statement Schedules

(a)	none

(b)	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on August 8, 2008.

HOST HOTELS & RESORTS, LP

By:	Host Hotels & Resorts, Inc., its general partner

By:	/s/ Larry K. Harvey
Larry K. Harvey
Executive Vice President, Chief Financial Officer

3