Form 10-K/A
period 2007-12-31
HOST HOTELS & RESORTS L.P.
filed 2008-09-29
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

The Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), was originally filed on March 3, 2008 and amended August 8, 2008, to amend Part II, Item 9A for the sole purpose of adding management’s report regarding the effectiveness of internal control over financial reporting which was inadvertently omitted from this 2007 10-K when originally filed. We are filing this amendment no. 2 to the 2007 10-K solely to revise the disclosure set forth in Part II, Item 9A under the heading “Disclosure Controls and Procedures” to disclose that, solely as a result of the Company’s inadvertent omission of management’s report on internal control over financial reporting in the 2007 10-K (which omission was remedied pursuant to the filing of amendment no. 1 to the 2007 10-K), the Chief Executive Officer and Chief Financial Officer of Host Hotels & Resorts, Inc., the Company’s general partner, has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 (the end of the Company’s 2007 fiscal year) at the reasonable assurance level. For the convenience of the reader, this amendment sets forth Part II, Item 9A in its entirety. This amendment does not change the previously reported financial statements and other financial disclosures included in our 2007 10-K. No other information in the 2007 10-K as originally filed or in amendment no. 1 is amended hereby, and accordingly, this amendment does not reflect events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this amendment no. 2 on Form 10-K/A should be read in conjunction with our other filings with the Securities and Exchange Commission.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision, and with the participation, of our management, including Host’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Subsequent to the filing on March 3, 2008 of the 2007 10-K, we identified that we had inadvertently omitted from the 2007 10-K management’s report on the Company’s internal control over financial reporting. This omission was remedied by the filing on August 8, 2008 of amendment no. 1 to the 2007 10-K. Host’s Chief Executive Officer and Chief Financial Officer have reconsidered the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 (the end of its 2007 fiscal year) in light of its inadvertent omission of management’s report from the 2007 10-K. Solely as a result of this inadvertent omission of management’s report on internal control over financial reporting from the 2007 10-K, Host’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of December 31, 2007 were not effective at the reasonable assurance level.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on September 29, 2008.

HOST HOTELS & RESORTS, LP

By:	Host Hotels & Resorts, Inc., its general partner

By:	/s/ Larry K. Harvey
Larry K. Harvey
Executive Vice President, Chief Financial Officer

3