Form 10-Q
period 2008-09-05
HOST HOTELS & RESORTS L.P.
filed 2008-10-17
CIK 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 5, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Class	Units outstanding as of October 10, 2008
Units of limited partnership interest	540,326,021

INDEX

PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

September 5, 2008 and December 31, 2007

(in millions)

	September 5, 2008	December 31, 2007
	(unaudited)
ASSETS
Property and equipment, net	$10,731	$10,588
Due from managers	99	106
Investments in affiliates	210	194
Deferred financing costs, net	51	51
Furniture, fixtures and equipment replacement fund	121	122
Other	226	196
Restricted cash	55	65
Cash and cash equivalents	494	488

Total assets	$11,987	$11,810

LIABILITIES AND PARTNERS’ CAPITAL
Debt
Senior notes, including $1,091 million and $1,088 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,117	$4,114
Mortgage debt	1,492	1,423
Credit facility, including $210 million of term loan borrowings	210	—
Other	87	88

Total debt	5,906	5,625
Accounts payable and accrued expenses	132	315
Other	206	215

Total liabilities	6,244	6,155

Minority interest (redemption value of $82 million at September 5, 2008)	26	28
Limited partnership interests of third parties at redemption value (representing 21.4 million units and 18.3 million units at September 5, 2008 and December 31, 2007, respectively)	306	312

Partners’ capital
General partner	1	1
Cumulative redeemable preferred limited partner	97	97
Limited partner	5,269	5,172
Accumulated other comprehensive income	44	45

Total partners’ capital	5,411	5,315

Total liabilities and partners’ capital	$11,987	$11,810

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-Date Ended September 5, 2008 and September 7, 2007

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-Date ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
REVENUES
Rooms	$757	$769	$2,236	$2,216
Food and beverage	311	323	1,085	1,071
Other	78	83	241	242

Total hotel sales	1,146	1,175	3,562	3,529
Rental income	22	22	79	78

Total revenues	1,168	1,197	3,641	3,607

EXPENSES
Rooms	191	190	547	533
Food and beverage	254	260	798	791
Hotel departmental expenses	313	307	897	870
Management fees	49	55	173	171
Other property-level expenses	91	93	268	268
Depreciation and amortization	133	119	388	352
Corporate and other expenses	14	14	45	51
Gain on insurance settlement	—	(5)	(7)	(5)

Total operating costs and expenses	1,045	1,033	3,109	3,031

OPERATING PROFIT	123	164	532	576
Interest income	4	9	13	27
Interest expense	(83)	(82)	(240)	(312)
Net gains on property transactions and other	—	3	2	5
Minority interest income (expense)	3	(1)	(5)	(5)
Equity in earnings of affiliates	1	—	3	5

INCOME BEFORE INCOME TAXES	48	93	305	296
Benefit (provision) for income taxes	(4)	4	(11)	(1)

INCOME FROM CONTINUING OPERATIONS	44	97	294	295
Income from discontinued operations.	13	4	25	154

NET INCOME	57	101	319	449
Less: Distributions on preferred units	(2)	(2)	(6)	(6)

NET INCOME AVAILABLE TO UNITHOLDERS	$55	$99	$313	$443

Basic earnings per common unit:
Continuing operations	$.08	$.17	$.53	$.54
Discontinued operations	.02	.01	.05	.28

Basic earnings per common unit	$.10	$.18	$.58	$.82

Diluted earnings per common unit:
Continuing operations	$.08	$.17	$.52	$.53
Discontinued operations	.02	.01	.05	.27

Diluted earnings per common unit	$.10	$.18	$.57	$.80

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 5, 2008 and September 7, 2007

(unaudited, in millions)

	Year-to-Date ended
	September 5, 2008	September 7, 2007
OPERATING ACTIVITIES
Net income	$319	$449
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(24)	(139)
Depreciation	—	3
Depreciation and amortization	388	352
Amortization of deferred financing costs	8	10
Deferred income taxes	5	3
Net gains on property transactions	(2)	(5)
Equity in earnings of affiliates	(3)	(5)
Distributions from investments in affiliates	3	3
Minority interest expense	5	5
Change in due from managers	7	(8)
Changes in other assets	(9)	1
Changes in other liabilities	18	(3)

Cash provided by operations	715	666

INVESTING ACTIVITIES
Proceeds from sales of assets, net	38	335
Acquisitions	—	(15)
Deposits for acquisitions	—	(22)
Investments in affiliates	(18)	(12)
Capital expenditures:
Renewals and replacements	(245)	(161)
Repositionings and other investments	(218)	(206)
Change in furniture, fixtures and equipment (FF&E) reserves	1	(33)
Change in restricted cash designated for FF&E reserves	1	40
Other	(9)	30

Cash used in investing activities	(450)	(44)

FINANCING ACTIVITIES
Financing costs	(8)	(9)
Debt issuances	510	1,025
Net draws (repayments) on credit facility revolver	—	(250)
Debt prepayments	(211)	(825)
Scheduled principal repayments	(12)	(29)
Common unit repurchase	(100)	—
Distributions on common units	(433)	(352)
Distributions on preferred units	(7)	(7)
Distributions to minority interests	(7)	(5)
Change in restricted cash	9	25

Cash used in financing activities	(259)	(427)

INCREASE IN CASH AND CASH EQUIVALENTS	6	195
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	488	364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$494	$559

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-Date Ended September 5, 2008 and September 7, 2007

(unaudited, in millions)

Supplemental disclosure of cash flow information:

	Year-to-date ended
	September 5, 2008	September 7, 2007
Interest paid	$213	$273
Income taxes paid	6	6

Supplemental disclosure of noncash investing and financing activities:

In 2008 and 2007, minority partners converted operating partnership units, or OP Units, valued at approximately $39 million and $11 million, respectively, in exchange for approximately 2.5 million and 0.4 million shares, respectively, of Host Hotels & Resorts, Inc., or Host, common stock.

On March 12, 2008, we acquired the remaining limited partnership interests in Pacific Gateway Ltd., a subsidiary partnership, which owns the San Diego Marriott Hotel and Marina, and other economic rights, including the right to receive 1.7% of the hotel’s sales, in exchange for 5,575,540 OP Units. The OP Units were valued at $93 million based on the closing stock price of $16.68 on such date for Host Hotels & Resorts, Inc.

See notes to condensed consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Hotels & Resorts, L.P. (Host LP), a Delaware limited partnership, operating through an umbrella partnership structure with Host Hotels & Resorts, Inc., or Host, as the sole general partner, is the owner of hotel properties. Host operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of September 5, 2008, Host held 96% of our operating partnership interests, or OP Units.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 5, 2008 and the results of our operations for the quarterly and year-to-date periods ended September 5, 2008 and September 7, 2007 and cash flows for the year-to-date periods ended September 5, 2008 and September 7, 2007. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Certain prior year financial statement amounts have been reclassified to conform to the current presentation.

Reporting Periods

The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of the majority of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for each of the first three quarters of the year and sixteen or seventeen weeks for the fourth quarter of the year. In contrast, other managers of our hotels, such as Starwood and Hyatt, report results on a monthly basis. For results reported by hotel managers using a monthly reporting period (approximately 41% of our hotels), the month of operation that ends after our fiscal quarter-end is included in our results of operations in the following fiscal quarter. Accordingly, our results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August), and fourth quarter (September to December). We elected to adopt the reporting period used by Marriott modified so that our fiscal year always ends on December 31. Accordingly, our first three quarters of operations end on the same day as Marriott but our fourth quarter ends on December 31.

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

Application of New Accounting Standards

The FASB recently issued FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Our $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and our $500 million 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) are within the scope of FSP 14-1; therefore, we will be required to record the debt components of the debentures at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease to net income and earnings per common unit for all periods presented; however, there is no effect on our cash interest payments. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. We anticipate that as a result of the application of this standard, our annual diluted earnings per common unit will decrease by approximately $.03 to $.05 per unit. Additionally, we anticipate that the application of this standard will decrease our debt balance as of December 31, 2008 by approximately $89 million, with a corresponding increase to partners’ capital.

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

	Quarter ended
	September 5, 2008			September 7, 2007
	(in millions, except per unit amounts)
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income	$57	541.6	$.10	$101	540.7	$.19
Distributions on preferred units	(2)	—	—	(2)	—	(.01)

Basic earnings available to common unitholders	55	541.6	.10	99	540.7	.18
Assuming distribution of units to Host for Host shares granted under its comprehensive stock plan, less shares assumed purchased at average market price	—	.3	—	—	.8	—
Assuming conversion of minority OP units issuable	—	—	—	—	1.2	—
Assuming conversion of 2004 Exchangeable Senior Debentures to common unitholders	—	—	—	4	29.5	—

Diluted earnings available to common unitholders	$55	541.9	$.10	$103	572.2	$.18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Year-to-Date ended
	September 5, 2008			September 7, 2007
	(in millions, except per unit amounts)
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income	$319	542.5	$.59	$449	540.5	$.83
Distributions on preferred units	(6)	—	(.01)	(6)	—	(.01)

Basic earnings available to common unitholders	313	542.5	.58	443	540.5	.82
Assuming distribution of Units to Host for Host shares granted under its comprehensive stock plan, less shares assumed purchased at average market price	—	.4	—	—	.9	—
Assuming conversion of minority OP units issuable	—	—	—	—	1.2	—
Assuming conversion of 2004 Exchangeable Senior Debentures	13	31.2	(.01)	13	29.5	(.02)

Diluted earnings available to common unitholders	$326	574.1	$.57	$456	572.1	$.80

4.	Property and Equipment

Property and equipment consists of the following as of:

	September 5, 2008	December 31, 2007
	(in millions)
Land and land improvements	$1,618	$1,621
Buildings and leasehold improvements	11,343	10,907
Furniture and equipment	1,653	1,530
Construction in progress	206	230

	14,820	14,288
Less accumulated depreciation and amortization	(4,089)	(3,700)

	$10,731	$10,588

5.	Debt

Credit Facility. On September 19, 2008, we borrowed $200 million under the revolver portion of our credit facility at a rate of LIBOR plus 65 basis points. Currently, we have $400 million of available capacity under the revolver portion of the credit facility.

6.	Partners’ Capital

Distributions. On September 19, 2008, Host’s Board of Directors declared a cash dividend of $0.20 per share on its common stock. The dividend was paid on October 15, 2008 to stockholders of record as of September 30, 2008. Accordingly, we made a similar distribution on our common OP Units.

On September 18, 2008, Host’s Board of Directors declared a cash dividend of $0.5546875 per share on its Class E cumulative redeemable preferred stock. The dividend was paid on October 15, 2008 to preferred stockholders of record as of September 30, 2008. Accordingly, we made a similar distribution on our Class E cumulative preferred OP Units.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Repurchase. Host’s Board of Directors authorized a program to repurchase up to $500 million of Host’s common stock and equity related securities. These securities may be purchased in the open market or through private transactions, depending on market conditions. We will redeem an equivalent number of common OP Units from Host for each common share repurchased. The plan does not obligate Host to repurchase any specific number or amount of securities and may be suspended at any time at management’s discretion. As of September 5, 2008, Host repurchased 6.5 million shares valued at approximately $100 million, of which 2.1 million shares valued at approximately $27.7 million were purchased in the third quarter. The shares repurchased constitute authorized but unissued shares.

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

	Quarter ended		Year-to-Date ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
	(in millions)
United States	$1,130	$1,161	$3,519	$3,502
Canada	23	24	81	72
Chile	8	6	22	16
Mexico	7	6	19	17

Total revenue	$1,168	$1,197	$3,641	$3,607

8.	Comprehensive Income

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

These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the partners’ capital portion of our condensed consolidated balance sheet. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. Year-to-date, we have recorded an increase in the fair value of the derivative instruments totaling approximately $4 million, which is equal to the fair value as of September 5, 2008 included in accumulated other comprehensive income.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents comprehensive income for all periods presented:

	Quarter ended		Year-to-Date ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
	(in millions)
Net income	$57	$101	$319	$449
Other comprehensive income (loss)	(5)	9	(1)	13

Comprehensive income	$52	$110	$318	$462

9.	Dispositions

Dispositions. In 2008, we have disposed of the Sheraton Tampa Suites and Host Airport Hotel Sacramento for a total of approximately $39 million and recorded gains on dispositions of approximately $23 million, net of tax. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the condensed consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-Date ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
	(in millions)
Revenues	$—	$8	$6	$40
Income before income taxes	—	5	2	17
Gain on dispositions, net of tax	13	—	23	139

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following condensed consolidating information sets forth the financial position as of September 5, 2008 and December 31, 2007, results of operations for the quarter and year-to-date periods ended September 5, 2008 and September 7, 2007 and cash flows for the year-to-date periods ended September 5, 2008 and September 7, 2007 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Balance Sheets

(in millions)

September 5, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$845	$4,280	$5,606	$—	$10,731
Due from managers	(10)	8	101	—	99
Investments in affiliates	6,064	1,937	34	(7,825)	210
Rent receivable	—	23	—	(23)	—
Deferred financing costs, net	43	1	7	—	51
Furniture, fixtures and equipment replacement fund	43	5	73	—	121
Other	704	29	281	(788)	226
Restricted cash	—	—	55	—	55
Cash and cash equivalents	261	15	218	—	494

Total assets	$7,950	$6,298	$6,375	$(8,636)	$11,987

Debt	$2,038	$2,560	$1,651	$(343)	$5,906
Rent payable	—	—	23	(23)	—
Other liabilities	195	264	324	(445)	338

Total liabilities	2,233	2,824	1,998	(811)	6,244
Minority interests	—	—	26	—	26
Limited partner interest of third parties at redemption value	306	—	—	—	306
Partners’ capital	5,411	3,474	4,351	(7,825)	5,411

Total liabilities and partners’ capital	$7,950	$6,298	$6,375	$(8,636)	$11,987

December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$884	$4,376	$5,328	$—	$10,588
Due from managers	(22)	12	116	—	106
Investments in affiliates	6,210	1,984	36	(8,036)	194
Rent receivable	—	33	—	(33)	—
Deferred financing costs, net	44	2	5	—	51
Furniture, fixtures and equipment replacement fund	37	25	60	—	122
Other	369	28	267	(468)	196
Restricted cash	—	—	65	—	65
Cash and cash equivalents	296	18	174	—	488

Total assets	$7,818	$6,478	$6,051	$(8,537)	$11,810

Debt	$1,824	$2,559	$1,526	$(284)	$5,625
Rent payable	—	—	33	(33)	—
Other liabilities	367	190	157	(184)	530

Total liabilities	2,191	2,749	1,716	(501)	6,155
Minority interests	—	—	28	—	28
Limited partner interest of third parties at redemption value	312	—	—	—	312
Partners’ capital	5,315	3,729	4,307	(8,036)	5,315

Total liabilities and partners’ capital	$7,818	$6,478	$6,051	$(8,537)	$11,810

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended September 5, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$40	$121	$1,149	$(142)	$1,168
Hotel operating expenses	—	—	(807)	—	(807)
Property-level expenses	(8)	(28)	(55)	—	(91)
Depreciation and amortization	(14)	(55)	(64)	—	(133)
Corporate and other expenses	(1)	(6)	(7)	—	(14)
Rental expense	—	—	(142)	142	—
Interest income	4	2	4	(6)	4
Interest expense	(48)	(15)	(26)	6	(83)
Net gains on property transactions	(1)	—	1	—	—
Minority interest income	—	—	3	—	3
Equity in earnings (losses) of affiliates	72	29	—	(100)	1

Income (loss) before income taxes	44	48	56	(100)	48
Provision for income taxes	—	—	(4)	—	(4)

INCOME (LOSS) FROM CONTINUING OPERATIONS	44	48	52	(100)	44
Income from discontinued operations	13	—	—	—	13

NET INCOME (LOSS)	$57	$48	$52	$(100)	$57

Quarter ended September 7, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$106	$131	$1,178	$(218)	$1,197
Hotel operating expenses	—	—	(812)	—	(812)
Property-level expenses	(7)	(30)	(56)	—	(93)
Depreciation and amortization	(14)	(50)	(55)	—	(119)
Corporate and other expenses	(1)	(6)	(7)	—	(14)
Gain on insurance settlement	—	—	5	—	5
Rental expense	—	—	(218)	218	—
Interest income	2	3	12	(8)	9
Interest expense	(45)	(17)	(28)	8	(82)
Net gains on property transactions	—	3	—	—	3
Minority interest expense	—	—	(1)	—	(1)
Equity in earnings (losses) of affiliates	57	(4)	—	(53)	—

Income (loss) before income taxes	98	30	18	(53)	93
Benefit for income taxes	—	—	4	—	4

INCOME (LOSS) FROM CONTINUING OPERATIONS	98	30	22	(53)	97
Income from discontinued operations	3	1	—	—	4

NET INCOME (LOSS)	$101	$31	$22	$(53)	$101

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year-to-date ended September 5, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$375	$333	$3,585	$(652)	$3,641
Hotel operating expenses	—	—	(2,415)	—	(2,415)
Property-level expenses	(19)	(89)	(160)	—	(268)
Depreciation and amortization	(43)	(160)	(185)	—	(388)
Corporate and other expenses	(4)	(18)	(23)	—	(45)
Gain on insurance settlement	—	—	7	—	7
Rental expense	—	—	(652)	652	—
Interest income	12	7	14	(20)	13
Interest expense	(130)	(58)	(72)	20	(240)
Net gains on property transactions	(1)	—	3	—	2
Gain/(loss) on foreign currency	(19)	—	19	—	—
Minority interest expense	—	—	(5)	—	(5)
Equity in earnings (losses) of affiliates	134	53	2	(186)	3

Income (loss) before income taxes	305	68	118	(186)	305
Provision for income taxes	(1)	—	(10)	—	(11)

INCOME (LOSS) FROM CONTINUING OPERATIONS	304	68	108	(186)	294
Income from discontinued operations	15	10	—	—	25

NET INCOME (LOSS)	$319	$78	$108	$(186)	$319

Year-to-date ended September 7, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$463	$323	$3,552	$(731)	$3,607
Hotel operating expenses	—	—	(2,365)	—	(2,365)
Property-level expenses	(18)	(87)	(163)	—	(268)
Depreciation and amortization	(42)	(149)	(161)	—	(352)
Corporate and other expenses	(5)	(21)	(25)	—	(51)
Gain on insurance settlement	—	—	5	—	5
Rental expense	—	—	(731)	731	—
Interest income	20	9	20	(22)	27
Interest expense	(127)	(76)	(131)	22	(312)
Net gains on property transactions	—	3	2	—	5
Minority interest expense	—	—	(5)	—	(5)
Equity in earnings (losses) of affiliates	112	(35)	2	(74)	5

Income (loss) before income taxes	403	(33)	—	(74)	296
Provision for income taxes	(1)	—	—	—	(1)

INCOME (LOSS) FROM CONTINUING OPERATIONS	402	(33)	—	(74)	295
Income from discontinued operations	47	105	2	—	154

NET INCOME (LOSS)	$449	$72	$2	$(74)	$449

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year-to-Date ended September 5, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$207	$182	$326	$715

INVESTING ACTIVITIES
Proceeds from sales of assets, net	15	23	—	38
Investment in affiliates	(18)	—	—	(18)
Capital expenditures	(36)	(185)	(242)	(463)
Change in furniture, fixtures and equipment (FF&E) reserves	(6)	20	(13)	1
Change in restricted cash designated for FF&E reserves	—	—	1	1
Other	(9)	—	—	(9)

Cash used in investing activities	(54)	(142)	(254)	(450)

FINANCING ACTIVITIES
Financing costs	(3)	—	(5)	(8)
Issuances of debt	210	—	300	510
Debt prepayments	—	—	(211)	(211)
Scheduled principal repayments	—	(4)	(8)	(12)
Stock repurchase	(100)	—	—	(100)
Distributions on common OP units	(433)	—	—	(433)
Distributions on preferred OP units	(7)	—	—	(7)
Distributions to minority interest	—	—	(7)	(7)
Change in restricted cash	—	—	9	9
Transfers to/from Parent	145	(39)	(106)	—

Cash used in financing activities	(188)	(43)	(28)	(259)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(35)	$(3)	$44	$6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year-to-Date ended September 7, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$332	$151	$183	$666

INVESTING ACTIVITIES
Proceeds from sale of assets, net	57	278	—	335
Acquisitions	(15)	—	—	(15)
Deposits for acquisitions	—	—	(22)	(22)
Investment in affiliates	(12)	—	—	(12)
Capital expenditures	(29)	(153)	(185)	(367)
Change in furniture, fixtures and equipment (FF&E) reserves	3	2	(38)	(33)
Change in restricted cash designated for FF&E reserves	—	4	36	40
Other	30	—	—	30

Cash provided by (used in) investing activities	34	131	(209)	(44)

FINANCING ACTIVITIES
Financing costs	(6)	—	(3)	(9)
Issuance of debt	591	—	434	1,025
Repayment of credit facility	(250)	—	—	(250)
Debt prepayments	(6)	(33)	(786)	(825)
Scheduled principal repayments	—	(3)	(26)	(29)
Distributions on common OP units	(352)	—	—	(352)
Distributions on preferred OP units	(7)	—	—	(7)
Distributions to minority interests	—	—	(5)	(5)
Change in restricted cash	2	6	17	25
Transfers to/from Parent	(270)	(252)	522	—

Cash provided by (used in) financing activities	(298)	(282)	153	(427)

INCREASE IN CASH AND CASH EQUIVALENTS	$68	$—	$127	$195

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 96% of the partnership interests as of September 5, 2008. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

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

Outlook

As of September 5, 2008, we own 117 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

During the quarter, the overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, have resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand, which is primarily driven by GDP growth, business investment and employment growth, continued to weaken during the third quarter and led to a decline in RevPAR of 2.1% at our comparable hotel properties. We expect the year-over-year declines in RevPAR to continue for the remainder of 2008 and into 2009. We anticipate that lodging demand will not improve, and will likely weaken further, until the current economic trends reverse course, particularly the expected weakness in the overall economy and the lack of liquidity in the credit markets.

Total room nights for our properties decreased in the third quarter for both transient and group business. The decrease in demand in our transient business has been most prominent in the higher-rated corporate, premium and special corporate segments due to the slowdown in business travel as companies have sought to cut costs because of the current economic environment. We expect corporate travel will continue to decline due to the current economic trends. In addition, leisure demand has continued to be soft during the quarter and we expect that leisure travel will further weaken, as this segment continues to be affected by increases in airline ticket prices and declines in airline capacity. For the quarter, group business at our hotels declined as short-term bookings decreased compared to the third quarter of 2007 and attrition rates increased. We anticipate that the declines in our group booking pace and the increase in attrition will likely accelerate in the fourth quarter.

To help mitigate the effect of these trends, our operators are adjusting the business mix of our properties in order to attempt to maximize the average room rate and manage demand during off-peak time periods. Additionally, our operators are seeking to manage costs and each of our properties have implemented certain contingency plans, such as matching the level of staffing to the reduced level of occupancy, eliminating discretionary spending, modifying restaurant outlet operation hours and delaying the implementation of brand standards. These efforts to control certain costs were modestly effective in the third quarter in limiting the decline in operating profit.

New supply forecasts for the markets in which we own hotels suggest that supply growth will increase approximately 2% in 2009. However, we believe that the growth in supply will be lower in 2010 and 2011 as new hotel construction will be delayed or cancelled due to the high level of construction materials and financing limitations in the current credit markets.

Due to the combination of economic and lodging industry trends discussed above, we believe that comparable hotel RevPAR will decrease 3% to 5% for the fourth quarter and will range from flat to down 1% for the full year 2008 compared to 2007. For 2009, we believe that the economic forecasts for weak growth in GDP, increasing unemployment and declines in business investment and profits, when combined with the turmoil in the credit markets, will continue to negatively affect both leisure and business travel and, accordingly, decrease lodging demand. Further, as properties adjust to reduced demand by shifting the occupancy mix to lower-rated business, we would expect that average room rates will decline slightly in many markets. We are in the very early stages of our budget process and the complexity and uncertainty of the current economic environment makes it difficult to accurately forecast our operating results. However, based on preliminary discussions with our operators and hotel general managers, as well as a review of booking pace and other hotel-specific and broad economic metrics, we believe comparable hotel RevPAR for 2009 will decline in relation to 2008. Additionally, we believe that our results will be adversely effected by certain operating costs and other expenses, including wages, benefits, real estate taxes and utilities, which are expected to increase at a rate greater than inflation. This, in turn, will likely result in reduced operating profit margins.

Management believes that, despite the negative forecast for operating results for the remainder of 2008 and 2009, we are in a strong financial position. Since 2003, we have taken advantage of historically low interest rates and high access to capital to extend our weighted average maturity, reduce interest costs and improve our financial covenant ratios under our senior notes indenture and credit facility (which include, among others, the allowable amounts of leverage, coverage and fixed charges). As of the end of the third quarter, we had approximately $494 million in cash, and, subsequent to the end of the quarter, we drew $200 million on the revolver portion of our credit facility. We currently have access to an additional $400 million of available capacity under the credit facility. Management believes we have the financial resources necessary to succeed during this period of economic uncertainty, as well as the ability to take advantage of any opportunities should they materialize.

The general economic trends discussed above make it a difficult environment to predict operating results for our hotels for the remainder of 2008 and 2009. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earnings at our properties for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy and changes in travel patterns.

Application of New Accounting Standards

The FASB recently issued FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Our $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and our $500 million 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) are within the scope of FSP 14-1 and therefore, we will be required to record the debt components of the debentures at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease to net income, earnings per common unit and FFO per diluted common unit for all periods presented; however, there is no effect on our cash interest payments. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. We anticipate that as a result of the application of this standard, our annual diluted earnings per common unit and FFO per diluted common unit will decrease by approximately $.03 to $.05 per unit. Additionally, we anticipate that the application of this standard will decrease our debt balance as of December 31, 2008 by approximately $89 million, with a corresponding increase to partners’ capital.

Recent Events

On September 11, 2008, we announced that our European joint venture entered into an agreement to purchase six hotels, comprising 1,954 rooms, in France, Germany and The Netherlands for approximately €565 million. The purchase price includes the assumption of approximately €434 million of debt at an interest rate under 6%. The acquisition provides the venture with further geographic diversification in prime urban markets with significant barriers to entry. Additionally, these properties will benefit from recent significant capital investment of over €80 million. Upon closing, the European joint venture will be fully funded and invested, owning 17 hotels with nearly 5,500 rooms in eight countries. The purchase is subject to regulatory approvals and other closing conditions and is expected to close late this year.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	September 5, 2008	September 7, 2007	% Increase (Decrease)
Revenues:
Total hotel sales	$1,146	$1,175	(2.5)%
Operating costs and expenses:
Property-level costs (1)	1,031	1,024	0.7
Corporate and other expenses	14	14	—
Gain on insurance settlement	—	5	(100.0)
Operating profit	123	164	(25.0)
Interest expense	83	82	1.2
Minority interest income (expense)	3	(1)	N/M (4)
Income from discontinued operations	13	4	N/M (4)
Net income	57	101	(43.6)

All hotel operating statistics (2):
RevPAR	$137.75	$138.97	(0.9)%
Average room rate	$184.53	$181.71	1.6%
Average occupancy	74.7%	76.5%	(1.8) pts.
Comparable hotel operating statistics (3):
RevPAR	$140.13	$143.15	(2.1)%
Average room rate	$187.00	$184.54	1.3%
Average occupancy	74.9%	77.5%	(2.6) pts.

	Year-to-Date ended
	September 5, 2008	September 7, 2007	% Increase (Decrease)
Revenues:
Total hotel sales	$3,562	$3,529	0.9%
Operating costs and expenses:
Property-level costs (1)	3,071	2,985	2.9
Corporate and other expenses	45	51	(11.8)
Gain on insurance settlement	7	5	40.0
Operating profit	532	576	(7.6)
Interest expense	240	312	(23.1)
Minority interest expense	5	5	—
Income from discontinued operations	25	154	N/M (4)
Net income	319	449	(29.0)

All hotel operating statistics (2):
RevPAR	$144.07	$141.81	1.6%
Average room rate	$195.80	$190.20	2.9%
Average occupancy	73.6%	74.6%	(1.0) pts.
Comparable hotel operating statistics (3):
RevPAR	$146.27	$145.46	0.6%
Average room rate	$198.30	$193.26	2.6%
Average occupancy	73.8%	75.3%	(1.5) pts.

(1)	Amount represents total operating costs and expenses per our condensed consolidated statements of operations less corporate expenses and gains on insurance settlement.

(2)	Operating statistics are for all properties as of September 5, 2008 and September 7, 2007 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for September 5, 2008 and September 7, 2007 are based on 115 comparable hotels as of September 5, 2008.
(4)	N/M=Not Meaningful.

2008 Compared to 2007

Hotel Sales Overview

	Quarter ended
	September 5, 2008	September 7, 2007	% Increase (Decrease)
	(in millions)
Revenues
Rooms	$757	$769	(1.6)%
Food and beverage	311	323	(3.7)
Other	78	83	(6.0)

Total hotel sales	$1,146	$1,175	(2.5)

	Year-to-Date ended
	September 5, 2008	September 7, 2007	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$2,236	$2,216	0.9%
Food and beverage	1,085	1,071	1.3
Other	241	242	(0.4)

Total hotel sales	$3,562	$3,529	0.9

Hotel sales declined 2.5% for the quarter and increased 0.9% for year-to-date 2008, reflecting continued weakness in the lodging industry. Sales for properties sold or classified as held for sale in 2008 or 2007 have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of September 5, 2008, 115 of our 117 hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We discuss our operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

For the quarter, comparable hotel sales decreased 3.1% to approximately $1.1 billion. The revenue decline reflects the decrease in comparable RevPAR of 2.1% as a result of a decrease in occupancy of 2.6 percentage points, partially offset by an increase in average room rates of 1.3%. Year-to-date, comparable hotel sales increased 0.6% to approximately $3.5 billion. The revenue growth reflects the increase in comparable RevPAR of 0.6%, as a result of an increase in average room rates of 2.6%, partially offset by a decrease in occupancy of 1.5 percentage points. The year-to-date increase also includes one extra day of results for approximately 41% of our comparable hotels that report results on a monthly basis as 2008 is a leap year.

Food and beverage revenues for our comparable hotels decreased 4.6% for the quarter and increased 0.7% year-to-date. The decrease in the quarter reflects a decline in both banquet and outlet revenues. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and attrition and cancellation fees, decreased 6.0% for the quarter and 0.8% year-to-date.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of September 5, 2008 and September 7, 2007:

Comparable Hotels by Property Type (a)

	As of September 5, 2008		Quarter ended September 5, 2008			Quarter ended September 7, 2007
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	55	32,989	$204.22	78.2%	$159.70	$197.08	81.0%	$159.73	—%
Suburban	32	12,311	154.84	70.3	108.84	153.75	71.2	109.48	(0.6)
Resort/ Conference	13	8,082	209.98	67.3	141.32	221.06	72.9	161.26	(12.4)
Airport	15	7,208	132.26	76.4	101.10	132.42	77.6	102.70	(1.6)

All Types	115	60,590	187.00	74.9	140.13	184.54	77.5	143.15	(2.1)

	As of September 5, 2008		Year-to-Date ended September 5, 2008			Year-to-Date ended September 7, 2007
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	55	32,989	$210.29	75.8%	$159.44	$202.31	78.0%	$157.73	1.1%
Suburban	32	12,311	159.58	67.3	107.43	156.11	68.6	107.04	0.4
Resort/ Conference	13	8,082	256.76	73.8	189.58	258.75	74.1	191.67	(1.1)
Airport	15	7,208	138.69	75.3	104.42	137.20	75.7	103.91	0.5

All Types	115	60,590	198.30	73.8	146.27	193.26	75.3	145.46	0.6

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended September 5, 2008 and September 7, 2007 is from December 29, 2007 to September 5, 2008 and December 30, 2006 to September 7, 2007, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the third quarter of 2008, our urban hotels performed the best, with flat RevPAR, led by strong growth from our New York, San Francisco and Canadian hotels. RevPAR at our resort/conference properties significantly underperformed in comparison to the overall portfolio primarily due to the under-performance of our Hawaiian properties as a result of decreased airlift to the Hawaiian islands and overall weak demand in this market. RevPAR at our airport and suburban hotels also declined due to the overall decline in lodging demand.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of September 5, 2008 and September 7, 2007:

Comparable Hotels by Region (a)

	As of September 5, 2008		Quarter ended September 5, 2008			Quarter ended September 7, 2007
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,936	$193.33	80.9%	$156.43	$198.97	82.6%	$164.36	(4.8)%
Mid-Atlantic	11	8,684	258.56	81.6	210.89	240.98	85.8	206.70	2.0
North Central	14	6,175	153.73	72.8	111.91	157.40	75.6	119.06	(6.0)
Florida	9	5,676	165.06	67.8	111.95	161.15	68.5	110.46	1.3
DC Metro	13	5,666	175.31	80.0	140.29	175.09	77.5	135.63	3.4
New England	11	5,663	175.51	77.4	135.76	171.34	84.7	145.14	(6.5)
South Central	8	4,358	149.97	62.7	94.09	146.60	65.8	96.53	(2.5)
Mountain	8	3,372	136.63	65.6	89.70	130.13	71.0	92.45	(3.0)
Atlanta	7	2,589	179.13	62.1	111.24	184.37	66.1	121.91	(8.8)
International	7	2,471	171.67	64.7	111.05	155.41	66.6	103.50	7.3

All Regions	115	60,590	187.00	74.9	140.13	184.54	77.5	143.15	(2.1)

	As of September 5, 2008		Year-to-Date ended September 5, 2008			Year-to-Date ended September 7, 2007
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,936	$201.37	76.9%	$154.86	$201.57	77.6%	$156.33	(0.9)%
Mid-Atlantic	11	8,684	255.14	79.3	202.32	241.03	82.4	198.69	1.8
North Central	14	6,175	150.95	66.6	100.48	150.04	70.3	105.53	(4.8)
Florida	9	5,676	218.67	75.6	165.31	214.38	73.7	158.03	4.6
DC Metro	13	5,666	196.54	76.4	150.13	193.00	77.6	149.72	0.3
New England	11	5,663	174.84	72.7	127.13	168.33	74.4	125.30	1.5
South Central	8	4,358	163.73	68.7	112.56	158.83	72.0	114.30	(1.5)
Mountain	8	3,372	173.01	66.8	115.57	166.73	69.9	116.49	(0.8)
Atlanta	7	2,589	190.25	67.1	127.74	193.47	69.1	133.70	(4.5)
International	7	2,471	172.50	69.3	119.60	151.35	67.5	102.11	17.1

All Regions	115	60,590	198.30	73.8	146.27	193.26	75.3	145.46	0.6

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended September 5, 2008 and September 7, 2007 is from December 29, 2007 to September 5, 2008 and December 30, 2006 to September 7, 2007, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

The DC Metro region performed well as the suburban hotels in the region had a strong quarter coming off of renovations in the first half of the year, and the downtown hotels, particularly the JW Marriott Hotel, Washington, D.C., continued to out-perform other regions. The increase in comparable RevPAR in our Mid-Atlantic region was due to strong rate growth at our New York hotels that was driven by international travel. However, the growth at our New York properties was partially offset by continued weakness at our Philadelphia hotels due to fewer city-wide events, weaker group bookings and a decrease in leisure demand. Our International region was the top performing region during the quarter due to RevPAR growth at our Chilean and Canadian hotels and the impact of foreign currency translation on foreign operations.

Comparable hotel RevPAR growth in our Florida region was driven by RevPAR growth at the Harbor Beach Marriott and Orlando World Center Marriott; however, results were muted by rooms’ renovations at three of the hotels in the region as well as the impact of Hurricane Fay. Overall RevPAR for our Pacific region declined, though results varied by market. The San Francisco market had a strong quarter, with RevPAR growth of 12.6% driven by increased city-wide events. The growth in our San Francisco region was offset by the 28% decline in RevPAR at our Hawaiian properties.

The New England region underperformed other regions, reflecting decreased demand at our Boston hotels due to fewer city-wide events and softening leisure demand. In addition, we experienced higher group attrition and cancellations than in prior periods. The Atlanta region significantly underperformed in comparison to the overall portfolio due to weak group bookings, lower transient demand and a rooms’ renovation at The Ritz-Carlton, Buckhead. RevPAR in our Mountain region also declined as the Phoenix market continued to struggle due to lower group and transient demand and rooms’ renovations at two hotels.

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

Transient business was weak during the quarter as room nights decreased approximately 3.2%. The decrease in demand was most prominent in our higher-rated transient business, some of which we were able to offset through an increase in occupancy of lower-rated business. Although our premium, corporate and special corporate rates increased nearly 3.0%, the negative shift in the business mix, combined with the difficult operating environment in Maui, caused a slight decline in the overall transient room rate, resulting in a 3.6% decrease in transient room revenues.

During the third quarter, group business also decreased, as group room nights declined approximately 6.0%, while the average room rate increased 4.9%. The net result was a decline in group revenues of approximately 1.3% for the quarter. Group booking pace for the fourth quarter of 2008 has slowed and we have seen a slight increase in cancellations, which could result in further slowing in group revenues for the fourth quarter and at least the first half of 2009. The decrease in group and transient business was partially offset by an increase in contract business of 9.6% for the quarter.

Property-level Operating Expenses

	Quarter ended
	September 5, 2008	September 7, 2007	% Increase (Decrease)
	(in millions)
Rooms	$191	$190	0.5%
Food and beverage	254	260	(2.3)
Hotel departmental expenses	313	307	2.0
Management fees	49	55	(10.9)
Other property-level expenses	91	93	(2.2)
Depreciation and amortization	133	119	11.8

Total property-level operating expenses	$1,031	$1,024	0.7

	Year-to-Date ended
	September 5, 2008	September 7, 2007	% Increase (Decrease)
	(in millions)
Rooms	$547	$533	2.6%
Food and beverage	798	791	0.9
Hotel departmental expenses	897	870	3.1
Management fees	173	171	1.2
Other property-level expenses	268	268	—
Depreciation and amortization	388	352	10.2

Total property-level operating expenses	$3,071	$2,985	2.9

Operating expenses for the quarter and year-to-date periods increased 0.7% and 2.9%, respectively. Our operating expenses, which are both fixed and variable, are primarily affected by changes in occupancy, inflation and revenues, though the effect on specific costs will differ. For example, management fees are primarily affected by changes in revenues and operating profit at each property. The growth in expenses was primarily the result of a 0.6% and 2.4% increase in wages and benefits for the quarter and year-to-date periods, respectively, which represent approximately 54% of the overall increase, for both periods, respectively. While increases in energy costs broadly effect operating costs, utilities, which increased 8.6% for the third quarter, only represent approximately 6.4% of total operating expenses. We also experienced significant increases in real estate taxes both for the quarter and year-to-date. These costs were partially offset by a decrease in insurance expense of approximately 38% and 18% for the quarter and year-to-date periods, respectively. We expect the increases in operating expenses will continue to adversely affect margins throughout 2008. Property-level operating expenses exclude the costs for hotels we have sold, which are included in discontinued operations.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and system costs. Corporate expenses were unchanged for the quarter and decreased approximately $6 million year-to-date from the same period last year due to the decrease in compensation expense recorded for the stock-based compensation awards as a result of the decline in Host’s stock price.

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

Interest Expense. Interest expense increased $1 million for the quarter and decreased $72 million year-to-date. For the quarter, the increase was primarily the result of interest expense on the $210 million term loan that we entered into during 2008. During 2007, year-to-date interest expense included $45 million of call premiums and the acceleration of the amortization of deferred financing costs associated with debt prepayments. There were no such expenses for 2008. Additionally, the year-to-date decline in interest expense reflects the decline in the weighted average interest rate for the first half of 2008 when compared to the first half of 2007.

Discontinued Operations. Discontinued operations consist of two hotels disposed of in 2008 and nine hotels disposed of during 2007 and represent the results of operations and the gains on the disposition of these hotels during the periods. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the condensed consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-Date ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
	(in millions)
Revenue	$—	$8	$6	$40
Income before taxes	—	5	2	17
Gain on disposals, net of tax	13	—	23	139

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

Cash Balances. As of September 5, 2008, we had $494 million of cash and cash equivalents, which was an increase of $6 million from December 31, 2007. Sources of cash include cash from operations, proceeds from debt issuances and refinancings and proceeds from hotel dispositions. Uses of cash during the year primarily consisted of distributions to OP unitholders, capital expenditures and OP Unit repurchases in connection with Host’s repurchase of an equivalent amount of common shares. Excluding amounts necessary for working capital, we intend to use available funds, over time, to further invest in our portfolio, acquire new properties, repurchase our OP Units, invest in foreign joint ventures or make additional debt repayments. Due to the current economic environment, management has determined to maintain higher than historical cash levels for working capital. We believe we have ample liquidity and access to capital markets to take advantage of acquisition opportunities which may arise, continue our capital expenditures program, deal with our near term debt maturities and to withstand an unanticipated decline in the cash flow from our business.

Debt Transactions. In the second quarter of 2008, we entered into a $210 million term loan, which was provided for under our existing credit facility, and used the proceeds to repay $100 million outstanding under the revolver portion of the credit facility and for general corporate purposes. We also refinanced the $208 million, 7.48% mortgage on the Orlando World Center Marriott with a $300 million mortgage that bears interest at a rate of LIBOR plus 350 basis points (5.99% at September 5, 2008). During the third quarter, there were no debt issuances or prepayments. Subsequent to the end of the quarter, we borrowed $200 million of our available $600 million capacity under the revolver portion of our credit facility. See the table of significant financing transactions in “Cash Used in Financing Activities.” In addition to the above financing activities, approximately $5 million of principal amortization will be paid over the remainder of 2008.

We may continue to redeem or refinance senior notes (which include the senior debentures exchangeable for Host common stock) and mortgage debt from time to time when market conditions are favorable. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and Funds From Operations, or FFO, per diluted unit, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs.

Partners’ Capital Transactions. In the first quarter of 2008, Host’s Board of Directors authorized a program to repurchase up to $500 million of Host’s common stock and equity related securities. These securities may be purchased in the open market or through private transactions, depending on market conditions. We will repurchase an equivalent number of common OP Units from Host for each common share repurchased. The plan does not obligate Host to repurchase any specific number or amount of securities and may be suspended at any time at management’s discretion. As of September 5, 2008, Host has repurchased 6.5 million shares valued at approximately $100 million of which 2.1 million shares valued at approximately $27.7 million were purchased in the third quarter. Also, during the first quarter, we acquired the remaining limited partnership interests in Pacific Gateway Ltd., a subsidiary partnership, which owns the San Diego Marriott Hotel and Marina, and other economic rights formerly held by our partners, including the right to receive 1.7% of the hotel’s sales, in exchange for 5,575,540 OP Units. The OP Units were valued at $93 million based on the closing stock price of $16.68 on such date for Host Hotels & Resorts, Inc.

Acquisitions and Dispositions. We expect acquisition opportunities will continue to be limited in domestic markets due to the turmoil in the credit markets and uncertainty regarding the operating outlook. While the situation is similar internationally, we believe those markets are more likely to provide opportunities that meet our investment return criteria, particularly through the use of joint ventures. For example, on September 11, 2008, we announced that our European joint venture entered into an agreement to purchase six hotels located in three countries in Europe for approximately €565 million, which includes the assumption of approximately €434 million in debt. We own a 32.1% interest in the European joint venture and serve as the general partner.

During 2008, we also disposed of the Sheraton Tampa Suites Airport and the Host Airport Hotel Sacramento for approximately $39 million. Due to the current turmoil in the credit markets which continues to restrict potential buyers, we have not forecast any additional dispositions in 2008.

Capital Expenditures. Our capital expenditures generally fall into three broad categories: renewal and replacement expenditures, repositioning/return on investment (or “ROI”) projects and value enhancement projects. ROI/repositioning capital expenditures are selective capital improvements outside the scope of the typical renewal and replacement capital expenditures. These projects include, for example, significant repositionings of guest rooms, lobbies or food and beverage platforms, expanding ballroom, spa or conference facilities and installing energy conservation devices and systems. Value enhancement projects are intended to enhance the value of our portfolio by identifying and executing strategies designed to maximize the highest and best use of all aspects of our properties, such as the development of timeshare or condominium units on excess land.

During the first three quarters of 2008, total capital expenditures increased $96 million to $463 million, primarily as a result of the timing of various projects across the portfolio, including the completion of a 26,000 square foot ballroom at the Atlanta Marriott Marquis, which was the final phase in the $81 million repositioning of this property, and the addition of 8,300 square feet of meeting space at the San Francisco Marriott. Our renewal and replacement capital expenditures during the first three quarters of 2008 were approximately $245 million, which reflects an increase of approximately 52.2% from 2007 levels. We expect total renewal and replacement capital expenditures for 2008 to be approximately $370 million. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $218 million during the first three quarters of 2008 on repositioning and return on investment (ROI) projects, which reflects an increase of approximately 5.8% over 2007 levels. We expect total repositioning/ROI expenditures for 2008 to be approximately $280 million. While we are still developing our capital program for 2009, we would expect total expenditures would decline significantly from 2008 levels.

Sources and Uses of Cash

Our principal sources of cash are operations, the sale of assets, borrowing under our credit facility and our ability to obtain additional financing through various capital market transactions. Our principal uses of cash are debt service, asset acquisitions, capital expenditures, operating costs, corporate expenses and distributions to unit holders.

Cash Provided by Operations. Cash provided by operations during the first three quarters of 2008 increased $49 million to $715 million compared to the first three quarters of 2007, due primarily to a reduction in interest expense.

Cash Used in Investing Activities. Approximately $450 million of cash was used in investing activities during the first three quarters of 2008. This included approximately $463 million of capital expenditures and $18 million of investments, partially offset by the $38 million of proceeds from the dispositions of the Sheraton Tampa Suites Airport and the Host Airport Hotel Sacramento. During year-to-date 2007, approximately $44 million of cash was used in investing activities. This included approximately $367 million of capital expenditures, partially offset by proceeds of approximately $335 million from dispositions of assets.

Cash Used in Financing Activities. Approximately $259 million of cash was used in financing activities during the first three quarters of 2008 and primarily consisted of the payment of the fourth quarter 2007 and first and second quarter 2008 distributions on OP Units of $440 million, an increase of $81 million from the first three quarters of 2007. Cash used in financing activities also consisted of scheduled principal repayments of $12 million and the repurchase of 6.5 million of our units from Host for approximately $100 million in connection with Host’s repurchase of an equivalent number of common shares. We also received net proceeds of approximately $300 million through debt issuances and refinancings. The following table summarizes the significant financing transactions as of October 10, 2008 (in millions), excluding the non-cash acquisition of the remaining limited partnership interests in Pacific Gateway, Ltd. through the issuance of $93 million of OP Units noted previously (in millions):

Transaction Date	Description of Transaction	Transaction Amount
Debt
September	Draw on the Credit Facility Revolver (1)	$200
June	Proceeds from 5.99% Orlando World Center Marriott mortgage refinancing (2)	300
June	Repayment of the 7.48% mortgage on the Orlando World Center Marriott	(208)
May	Proceeds from the Credit Facility Term Loan	45
April	Repayment of the draw on the Credit Facility Revolver	(100)
April	Additional proceeds from the Credit Facility Term Loan	165
March	Draw on the Credit Facility Revolver	100

Equity
March-August	OP Unit repurchases	(100)

(1)	Occurred subsequent to the end of the third quarter.
(2)	The Orlando World Center Marriott mortgage loan has a floating rate of interest of LIBOR plus 350 basis points. The interest rate shown reflects the rate as of September 5, 2008.

Debt

As of September 5, 2008, our total debt was $5.9 billion, of which approximately $343 million, or 5.8%, matures through 2009. The weighted average interest rate of our debt was approximately 5.9% and the weighted average maturity was 5.0 years. Additionally, 91% of our debt had a fixed rate of interest as of September 5, 2008. Currently, we are in compliance with the financial covenants under our debt agreements.

As of September 5, 2008 and December 31, 2007, our debt was comprised of (in millions):

	September 5, 2008	December 31, 2007
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	348	347
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	497	497
$500 million Exchangeable Senior Debentures, with a rate of 3.25% due April 2024	497	496
$600 million Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	593	592
Senior notes, with a rate of 10.0%, due May 2012	7	7

Total senior notes	4,117	4,114
Mortgage debt (non-recourse) secured by $2.2 billion of real estate assets, with an average interest rate of 6.4% at September 5, 2008 and 6.6% at December 31, 2007, maturing through December 2023 respectively	1,492	1,423
Credit facility, including the $210 million term loan	210	—
Other	87	88

Total debt	$5,906	$5,625

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

$500 million Exchangeable Senior Debentures. On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received proceeds of $484 million, net of discounts, underwriting fees and expenses. The 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior debt. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host’s common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The current exchange rate is 63.3687 shares for each $1,000 of principal amount of the 2004 Debentures, (which is equivalent to an exchange price of $15.78 per share). Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP Units. The exchange rate is adjusted for certain circumstances, including the payment of all common dividends. We can redeem for cash all or part of the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures for stock rather than receive the cash redemption price. The 2004 Debentures are not currently exchangeable.

Credit Facility. On September 19, 2008, we borrowed $200 million under the revolver portion of our credit facility at a rate of LIBOR plus 65 basis points based on our current leverage (3.71% at September 19, 2008). We also have a $210 million term loan outstanding under the credit facility. Currently, we have $400 million of remaining available capacity under the revolver portion of our credit facility.

Distribution Policy

Host is required to distribute to its stockholders at least 90% of its annual taxable income, excluding net capital gains, to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive corresponding cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from us. For every share of common and preferred stock of Host, we have issued to Host a corresponding common OP Unit and preferred OP Unit, respectively. As of September 5, 2008, Host is the owner of substantially all of the preferred OP Units and approximately 96% of the common OP Units. The remaining common OP Units are held by various third-party limited partners.

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

Host’s current policy on common dividends is generally to distribute, over time, 100% of its annual taxable income. Host intends to pay a regular quarterly dividend of $0.20 per share, and, in addition, to declare a special dividend during the fourth quarter of each year, the amount of which will vary depending on Host’s estimated taxable income. Based on Host’s current outlook, Host expects that the fourth quarter special dividend will be in the range of zero to $.05, resulting in a full year dividend of $.80 to $.85. Host currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors.

On September 18, 2008, our Board of Directors declared a cash dividend of $0.20 per share on its common stock. The dividend was paid on October 15, 2008 to stockholders of record as of September 30, 2008. Accordingly, we made a similar distribution to our common OP unitholders, which included the common OP Units held by Host as well as the 4% minority position in Host LP common OP Units held by the third-party limited partners.

On September 18, 2008, our Board of Directors also declared a cash dividend of $0.5546875 per share on its Class E cumulative redeemable preferred stock. The dividend was paid on October 15, 2008 to preferred stockholders of record as of September 30, 2008. Accordingly, we made a similar distribution on our Class E preferred OP Units.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the

117 hotels that we owned on September 5, 2008, 115 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 5, 2008 are excluded from comparable hotel results for these periods:

•	Atlanta Marriott Marquis (a two-year major renovation project that was completed in June 2008); and

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005).

The operating results of the eleven hotels we disposed of during 2008 and 2007 are also not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

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

The following table provides a reconciliation of net income available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	September 5, 2008			September 7, 2007
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income available to common unitholders	$55	541.6	$.10	$99	540.7	$.18
Adjustments:
Gain on dispositions, net of taxes	(13)	—	(.03)	—	—	—
Gain on insurance settlements (a)	—	—	—	(6)	—	(.01)
Amortization of deferred gains, net of taxes	(1)	—	—	(3)	—	(.01)
Depreciation and amortization	133	—	.24	120	—	.22
Partnership adjustments	2	—	.01	4	—	.01
Adjustments for dilutive securities:
Assuming distribution of OP Units to Host for shares granted under its comprehensive stock plan less shares assumed purchased at average market price	—	.3	—	—	.8	—
Assuming conversion of 2004 Exchangeable Senior Debentures	4	31.2	(.01)	4	29.5	(.01)

FFO per diluted unit (b)(c)	$180	573.1	$.31	$218	571.0	$.38

	Year-to-Date ended
	September 5, 2008			September 7, 2007
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income available to common unitholders	$313	542.5	$.57	$443	540.5	$.82
Adjustments:
Gain on dispositions, net of taxes	(23)	—	(.04)	(139)	—	(.26)
Gain on insurance settlements (a)	—	—	—	(6)	—	(.01)
Amortization of deferred gains, net of taxes	(3)	—	(.01)	(5)	—	(.01)
Depreciation and amortization	387	—	.72	354	—	.65
Partnership adjustments	8	—	.02	5	—	.01
Adjustments for dilutive securities:
Assuming distribution of units to Host for shares granted under its comprehensive stock plan less shares assumed purchased at average market price	—	.4	—	—	.9	—
Assuming conversion of 2004 Exchangeable Senior Debentures	13	31.2	(.05)	13	29.5	(.04)

FFO per diluted unit (b)(c)	$695	574.1	$1.21	$665	570.9	$1.16

(a)	Represents the gain during the period from the settlement of property insurance claims, including the gains that are included in discontinued operations related to hotels that we have sold.

(b)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include OP Units granted to Host for shares granted under Host’s comprehensive stock plans, preferred OP Units held by minority partners, exchangeable debt securities and other minority interests that have the option to convert their limited partnership interest to common OP Units. No effect is shown for securities if they are anti-dilutive.
(c)	The following table presents significant transactions affecting earnings per unit and FFO per diluted unit for all periods presented (in millions, except per unit amounts):

Schedule of Significant Transactions Affecting Earnings per Unit

and Funds From Operations per Diluted Unit

	Quarter ended
	September 5, 2008		September 7, 2007
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain on hotel dispositions, net of taxes	$13	$—	$—	$—

Total	$13	$—	$—	$—

Diluted units	541.9	—	—	—
Per diluted unit	$.02	$—	$—	$—

	Year-to-Date ended
	September 5, 2008		September 7, 2007
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Senior note redemptions and debt prepayments (1)	$—	$—	$(46)	$(46)
Gain on hotel dispositions, net of taxes	23	—	139	—

Total	$23	$—	$93	$(46)

Diluted units	574.1	—	572.1	570.9
Per diluted unit	$.04	$—	$.16	$(.08)

(1)	Represents call premiums and the acceleration of original issue discounts and deferred financing costs, as well as incremental interest during the call or prepayment notice period, included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages during certain periods presented.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-Date ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
Number of hotels	115	115	115	115
Number of rooms	60,590	60,590	60,590	60,590
Percent change in Comparable Hotel RevPAR	(2.1)%	—	.6%	—

Comparable hotel sales
Room	$741	$757	$2,204	$2,188
Food and beverage (b)	308	323	1,079	1,071
Other	79	84	245	247

Comparable hotel sales (c)	1,128	1,164	3,528	3,506

Comparable hotel expenses
Room	187	186	538	524
Food and beverage (d)	251	258	791	787
Other	45	49	132	135
Management fees, ground rent and other costs	380	382	1,130	1,108

Comparable hotel expenses (e)	863	875	2,591	2,554

Comparable hotel adjusted operating profit	265	289	937	952
Non-comparable hotel results, net (f)	5	3	22	23
Office buildings and limited service properties, net (g)	—	—	(1)	(1)
Depreciation and amortization	(133)	(119)	(388)	(352)
Corporate and other expenses	(14)	(14)	(45)	(51)
Gain on insurance settlement	—	5	7	5

Operating profit	$123	$164	$532	$576

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended September 5, 2008 and September 7, 2007 is from December 29, 2007 to September 5, 2008 and December 30, 2006 to September 7, 2007, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

(b)	The reconciliation of total food and beverage sales per the condensed consolidated statements of operations to the comparable food and beverage sales is as follows:

	Quarter ended		Year-to-Date ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
Food and beverage sales per the consolidated statements of operations	$311	$323	$1,085	$1,071
Non-comparable food and beverage sales	(8)	(4)	(34)	(24)
Food and beverage sales for the property for which we record rental income	5	4	21	20
Adjustment for food and beverage sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	7	4

Comparable food and beverage sales	$308	$323	$1,079	$1,071

(c)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel sales is as follows:

	Quarter ended		Year-to-Date ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
Revenues per the consolidated statements of operations	$1,168	$1,197	$3,641	$3,607
Non-comparable hotel sales	(31)	(24)	(114)	(96)
Hotel sales for the property for which we record rental income, net	11	10	38	37
Rental income for office buildings and select service hotels	(20)	(19)	(58)	(56)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott- managed hotels	—	—	21	14

Comparable hotel sales	$1,128	$1,164	$3,528	$3,506

(d)	The reconciliation of total food and beverage expenses per the condensed consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Quarter ended		Year-to-Date ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
Food and beverage expenses per the consolidated statements of operations	$254	$260	$798	$791
Non-comparable food and beverage expense	(6)	(5)	(25)	(19)
Food and beverage expenses for the property for which we record rental income	3	3	13	12
Adjustment for food and beverage expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	5	3

Comparable food and beverage expenses	$251	$258	$791	$787

(e)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-Date ended
	September 5, 2008	September 7, 2007	September 5, 2008	September 7, 2007
Operating costs and expenses per the consolidated statements of operations	$1,045	$1,033	$3,109	$3,031
Non-comparable hotel expenses	(26)	(20)	(87)	(70)
Hotel expenses for the property for which we record rental income	11	9	39	38
Rent expense for office buildings and select service hotels	(20)	(19)	(59)	(57)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	15	10
Depreciation and amortization	(133)	(119)	(388)	(352)
Corporate and other expenses	(14)	(14)	(45)	(51)
Gain on insurance settlement	—	5	7	5

Comparable hotel expenses	$863	$875	$2,591	$2,554

(f)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.

(g)	Represents rental income less rental expense for select service properties and office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As of September 5, 2008 and December 31, 2007, 91% and 100%, respectively, of our outstanding debt bore interest at fixed rates. See our most recent Annual Report on Form 10–K. A change in the LIBOR rate of 100 basis points would result in an increase or decrease of approximately $5 million in interest expense on an annual basis.

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

During 2008, we have entered into three foreign currency forward purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the stockholders’ equity portion of our balance sheet. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. Year-to-date, we have recorded an increase in the fair value of the derivative instruments totaling approximately $4 million, which is equal to the fair value as of September 5, 2008 included in accumulated other comprehensive income. The following table summarizes our three foreign currency purchase contracts (in millions):

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Units purchased		Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs

June 14 , 2008— July 13, 2008	1,752,894	(a)	1 share of Host Hotels & Resorts, Inc. common stock(a)	—	—

July 14, 2008— August 13, 2008	1,602,996	(b)	$13.07(b)	—	—

August 14, 2008— September 5, 2008	1,086,800	(c)	$13.45(c)	—	—

Total	4,442,690		$13.16

(a)	Reflects common OP Units redeemed by holders in exchange for 1 share of Host common stock for each unit redeemed.
(b)	On February 20, 2008, Host announced that its Board of Directors had authorized a program to repurchase up to $500 million of common stock and equity related securities in open market transactions or through private transactions. The plan does not obligate Host to repurchase any specific number or amount of securities and may be suspended at any time. There is no expiration date for the program. Under our partnership agreement, we are obligated to repurchase from Host common OP Units equal to the number of shares of common stock purchased by Host. Of the common OP Units purchased during the period from July 14, 2008 to August 13, 2008, (i) 1,600,000 units were purchased from Host at a purchase price of $13.07 per unit equal to the number of common shares purchased by Host under this program, (ii) 2,674 units reflect common OP Units redeemed by holders in exchange for 1 share of Host common stock for each unit and (iii) 322 common OP Units cancelled upon cancellation of a corresponding number of shares of Host common stock by Host.
(c)	Reflects 586,700 common OP Units redeemed by holders in exchange for 1 share of Host common stock for each unit redeemed and 500,100 units purchased from Host at a purchase price of $13.45 per unit equal to the number of common shares purchased by Host under its stock repurchase program noted in footnote (b) above.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
12.1	Computation of Ratio of Earnings to Fixed Charges and Preferred OP Unit Distributions.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: Host Hotels & Resorts, Inc., its general partner

October 17, 2008	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller