Form 10-K
period 2008-12-31
HOST HOTELS & RESORTS L.P.
filed 2009-03-02
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2008	Commission file number 0-25087

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2095412
(State of Incorporation)	(I.R.S. Employer Identification Number)
6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Units of limited partnership interest (539,720,593 units outstanding as of February 25, 2009)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐     Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s proxy statement for its annual meeting of stockholders to be held on May 14, 2009 are incorporated by reference into Part III of this Form 10-K.

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

As of February 23, 2009, our lodging portfolio consisted of 116 luxury and upper-upscale hotels containing approximately 63,000 rooms. Our portfolio is geographically diverse with hotels in most of the major metropolitan areas in 26 states, Washington, D.C., Toronto and Calgary, Canada, Mexico City, Mexico and Santiago, Chile. Additionally, we own a 32.1% interest in a European joint venture that owns eleven luxury and upper-upscale hotels containing approximately 3,500 rooms located in cities in Italy, Spain, Poland, Belgium, The Netherlands and the United Kingdom.

The address of our principal executive office is 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland, 20817. Our phone number is 240-744-1000.

Where to Find Additional Information

We do not maintain an internet website; however, our filings with the Securities and Exchange Commission (the “SEC”) and other information can be found on the Host website, which is www.hosthotels.com. We make available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Host’s website is also a key source of important information about us. At the Investor Relations section of Host’s website, we include important information about our business, our operating results and our financial condition and prospects, including, for example, information about important acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. We also have a Corporate Governance page that includes, among other things, copies of our Code of Business Conduct and Ethics and Conflicts of Interest Policy for Host directors, our Code of Business Conduct and Ethics for employees, Host’s Corporate Governance Guidelines and the charters for each of the standing committees of Host’s Board of Directors, which currently are: the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of our partnership agreement and these charters and policies are also available in print to unitholders upon request to Host Hotels & Resorts, Inc., 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland 20817, Attn: Secretary.

The Lodging Industry

The lodging industry in the United States consists of private and public entities that operate in an extremely diversified market under a variety of brand names. The lodging industry has several key participants:

•

Owners—own the hotel and typically enter into an agreement for an independent third party to manage the hotel. These properties may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The properties may also be operated as an independent hotel (unaffiliated with any brand) by an independent hotel manager. We are an owner of lodging properties.

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

Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy in addition to local market factors that stimulate travel to specific destinations. In particular, economic indicators such as GDP growth, business investment and employment growth are some of the primary drivers of lodging demand. Between 2003 and 2007, broad growth in the economy led to increases in demand. By contrast, slower economic growth and lower levels of capital investment typically slow the rate of demand growth for the lodging industry. During 2008, the overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, resulted in considerable negative pressure on both consumer and business spending. As a result, lodging demand, which had begun to show signs of weakness in the first half of 2008, declined significantly during the second half of the year. We believe that lodging demand will continue to contract until the key economic indicators discussed above reverse course and display consistent growth.

Lodging supply growth is generally driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth is also influenced by a number of additional factors including availability of capital, interest rates, construction costs and unique market considerations. Additionally, the relatively long lead-time required to complete the development of hotels, while making supply growth relatively easier to forecast than demand growth, increases the volatility of the cyclical behavior of the lodging industry. As a result, at different points in the cycle, demand and supply may increase or decrease in a dissimilar manner such that demand may increase when there is no new supply or supply may grow when demand is declining. As lodging demand strengthened between 2003 and 2007, there was an increase in the pace of new hotel construction starts from its cyclical lows; however, the pace of construction remained well below long-term averages. Based on data compiled by Smith Travel Research, supply in 2009 will likely be at or slightly above the long-term average rate; however, beginning in 2010, supply growth is expected to decline significantly.

Revenue per available room (“RevPAR”) is an operational measure commonly used in the hotel industry to evaluate hotel performance. RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved but excludes other revenue generated by a hotel property, such as food and beverage, parking, telephone and other guest service revenues. The charts below detail the supply, demand and RevPAR growth for the U.S. lodging industry and for the luxury and upper-upscale segment for 2004 to 2008 based on data provided by Smith Travel Research.

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Luxury and upper-upscale Supply, Demand and RevPAR Growth

Business Strategy

Our primary long-term business objective is to provide superior total returns to our unitholders through a combination of appreciation in asset values and growth in earnings and distributions. To achieve this objective we seek to:

•	maximize the value of our existing portfolio through aggressive asset management, as described further below;

•	acquire luxury and upper-upscale hotels operated by leading management companies that are generally located in urban and resort/conference destinations;

•

maintain a capital structure and liquidity profile that has an appropriate balance of debt and equity and that provides us with sufficient liquidity and flexibility to take advantage of opportunities throughout the business cycle;

•	diversify our portfolio holdings and revenue sources by creating investment funds and joint ventures; and

•	dispose of non-core assets, including smaller or older hotels that are at a competitive risk or that are located in suburban or slower-growth markets.

Asset Management.    As Host is the largest REIT owner of luxury and upper-upscale properties in the U.S., we are in a unique position to work with the managers of our hotels to maximize revenues while minimizing operating costs. The size and composition of our portfolio and our affiliation with most of the leading operators and brands in the industry allow us to benchmark similar hotels and identify best practices, evaluate return on investment and repositioning opportunities and efficiencies that can be communicated to our managers. We continue to evaluate key performance indicators to ensure an appropriate level of assistance is provided to our managers to maximize opportunities at each asset. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating costs and identifying operating efficiencies, all of which improve the long-term profitability of the hotel.

Another key component of our asset management strategy is our capital expenditure programs. These programs are designed to increase profitability by maximizing the value of our portfolio and maintaining our high standards for product quality, as well as those of our managers. We also continually explore opportunities to utilize our properties, or a portion of our properties, for more valuable or profitable purposes. Our asset management and design and construction departments review potential capital improvements to ensure that each of our properties is in high-quality physical condition, highly competitive in the market and consistent with brand standards on a continuing basis. Our capital expenditures generally fall into three broad categories: renewal and replacement expenditures, return on investment (or “ROI”)/repositioning capital expenditures and value enhancement projects.

Renewal and replacement expenditures.    We work closely with our managers to ensure that renewal and replacement expenditures are spent efficiently to maximize the profitability of the hotel. Typically, room refurbishments occur at intervals of approximately seven years, but the timing may vary based on the type of property and equipment being replaced. These refurbishments generally are divided into the following types: soft goods, hard goods and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates to maintain brand quality standards. Hard goods include items such as dressers, desks, couches, restaurant and meeting room chairs and tables and are generally not replaced as frequently. Infrastructure includes the physical plant of the hotel, including the roof, elevators, façade and fire systems, which are regularly maintained and then replaced at the end of their useful lives.

ROI/repositioning expenditures.    In addition, we pursue opportunities to enhance asset value by completing selective capital improvements outside the scope of typical renewal and replacement capital expenditures. These projects include, for example, significant repositionings of guest rooms, lobbies or food and beverage platforms and expanding ballroom, spa or conference facilities. In certain instances, these ROI/repositioning projects have coincided with the timing of regular maintenance cycles at the properties where we have used the opportunity to significantly improve and upgrade the hotel. These projects are also designed to take advantage of changing market conditions and the favorable location of our properties. Examples of these projects include:

•	the completion of a 105,000 square foot exhibition hall at the Orlando World Center Marriott in 2007;

•

the construction of new food and beverage facilities, renovation of meeting space and the construction of the new 26,000 square foot Atrium Ballroom at the Atlanta Marriott Marquis in 2007 and 2008; and

•	the construction of an 8,300 square foot meeting space addition and the renovation of over 60,000 square feet of public space and food and beverage facilities at the San Francisco Marriott in 2008.

Value enhancement projects.    We also will continue to seek opportunities to enhance the value of our portfolio by identifying and executing strategies that maximize the highest and best use of all aspects of our properties, such as the development of timeshare or condominium units on excess land, or the acquisition of air rights or developer entitlements that add value to our portfolio or enhances the value in the event we sell the property. In prior years, this strategy led to the sale of the Marriott Mountain Shadows Resort in 2007, which had been closed since the fourth quarter of 2004, for $42 million and the sale of the Swissôtel, The Drake, New York for approximately $440 million in 2006, which, in both cases, resulted in our realizing a higher valuation for the property than a typical hotel sale.

Acquisitions.    Our acquisition strategy primarily focuses on acquiring either directly or through joint ventures, luxury and upper-upscale hotels domestically and internationally. We continue to evaluate potential opportunities to acquire hotels at attractive yields and at discounts to replacement cost. Our acquisition strategy continues to focus on:

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

Domestic Acquisitions.    Over the last five years, we have acquired 33 properties, including a portfolio of 25 domestic and three foreign properties from Starwood Hotels & Resorts Worldwide, Inc., (“Starwood”) on April 10, 2006 (collectively, the “Starwood Portfolio”). We did not complete any domestic acquisitions during 2008 due to several factors that became more pronounced as the year progressed. During the first half of 2008, as lodging fundamentals weakened, favorable debt financing became limited and fewer luxury and upper-upscale hotels were being marketed or sold. During the second half of 2008, as the economic recession became more widespread and the credit markets collapsed, the acquisition/disposition market for these hotels was extremely limited. Management believes that there may be an increase in the number of assets available for purchase late in 2009 and in 2010 as a result of the current recessionary environment and illiquid credit market.

International Acquisitions.    During 2007 and 2008, we purchased four hotels through our European joint venture, including the purchase of the 270-room Crowne Plaza Amsterdam City Centre for approximately €72 million (US $113 million) in April 2008. Our European joint venture now owns 11 hotels in six countries. Additionally, in 2008 we entered into an Asian joint venture as a 25% minority owner. The Asian joint venture will seek hotel acquisition opportunities in various markets throughout Asia, including China, Japan, Vietnam, India and Australia. These acquisitions could include mid-scale hotels, as well as luxury and upper-upscale hotels that are our typical focus.

Capital structure and liquidity profile.    Our capital structure is designed to maintain an appropriate balance of debt and equity that will allow us to weather weaker periods of lodging demand and provide us with substantial flexibility with respect to our sources of capital. Roughly 75% of our debt consists of senior notes which are guaranteed by various subsidiaries and secured by pledges in subsidiaries, but not collateralized by specific hotel properties. The remainder of our debt consists of mortgage indebtedness which is secured by 14 of our hotels. As of December 31, 2008, approximately 80% of our hotels (measured by revenues) are unencumbered by mortgage debt. The structure of our balance sheet affords us access to the market for senior notes when pricing is attractive and also provides us with significant flexibility to the extent we determine that it is more appropriate to access the mortgage debt markets.

Host, as a REIT, is required to distribute 90% of its taxable income (other than net capital gain) to its stockholders and we provide the funds necessary for Host to make these distributions through distributions to our unitholders (including Host). As a result, we generally must rely on external sources of capital to finance our growth. Therefore, we will use a variety of debt and equity instruments to fund our external growth including senior notes and mortgage debt, convertible debentures, common and preferred stock offerings, issuances of Host LP partnership units and joint ventures/limited partnerships to best take advantage of the prevailing market conditions.

Joint Ventures.    We expect to continue to utilize joint ventures to finance external growth. We believe joint ventures provide a significant means to access external capital and spread the inherent risk of hotel ownership, while continuing to provide significant opportunities for positive returns on investment for our unitholders. Our primary focus for joint ventures is currently in international markets, such as in Europe and Asia, which will help to diversify our exposure to market risk. We will also explore joint venture opportunities in North America and Latin America. Generally, we intend to earn a promoted interest and a fee for the asset management of the properties owned by such joint ventures.

Dispositions.    We have taken advantage of market conditions to sell 33 hotels over the past five years, including one property disposed of in 2009 and two properties disposed of in 2008. The ability of prospective purchasers to obtain acquisition financing has been adversely affected by the credit crisis and the overall lack of available debt. Proceeds from dispositions have been, or will be, used to repay debt, fund acquisitions, fund ROI/repositioning projects, or for general corporate purposes. Generally, the properties that we dispose of are non-core hotels that are located in secondary and tertiary markets where we believe the potential for growth is lower. However, we will also dispose of core assets when we have the opportunity to capitalize on value enhancement strategies and apply the proceeds to other business objectives.

Operating Structure

Host is a self-managed and self-administered real estate investment trust (REIT). Host operates through an umbrella partnership REIT structure in which substantially all of its properties and assets are held by Host LP, of which Host is the sole general partner and holds approximately 97% of the outstanding partnership interests (“OP Units”) with the remaining 3% of the partnership interests held by third parties. Currently, each unit of the partnership interests in Host LP owned by holders other than Host is redeemable at the option of the holder for an amount of cash equal to the market value of one share of Host common stock. Host has the right, however, to acquire any unit of Host LP partnership interest offered for redemption directly from the holder in exchange for one share of Host common stock, instead of Host LP redeeming such partnership interest for cash. When distinguishing between Host and Host LP, the primary difference is the approximately 3% of the operating partnership interests of Host LP not held by Host as of February 23, 2009.

Our operating structure is as follows:

Because Host is a REIT, certain tax laws limit the amount of “non-qualifying” income that Host can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our consolidated properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS subsidiaries”) for federal income tax purposes or to third party lessees. The lessees and our TRS subsidiaries enter into agreements with third parties to manage the operations of the hotels. Our TRS subsidiaries also may hold assets engaging in other activities that produce non-qualifying income such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host LP is retained by our TRS subsidiaries as taxable income. Accordingly, the net effect of the TRS leases is that, while, as a REIT, Host is generally exempt from federal income tax to the extent that it meets specific distribution requirements, among other REIT requirements, a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign income tax.

Our Hotel Properties

Overview.    Our lodging portfolio consists of 116 luxury and upper-upscale hotels generally located in the central business districts of major cities, near airports and resort/conference destinations that, because of their locations, typically benefit from barriers to entry by competitors. These properties typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers. Forty-four of our hotels representing approximately 63% of our revenues have over 500 rooms. The average age of our properties is 25 years, although most of the properties have benefited from substantial renovations or major additions, as well as regularly scheduled renewal and replacement and other capital improvements.

The following chart details our hotel portfolio by brand as of February 23, 2009:

Brand	Number of Hotels	Rooms	Percentage of Revenues(1)
Marriott	69	39,093	57%
Sheraton	10	6,869	10
Westin	11	5,702	9
Ritz-Carlton	9	3,333	9
Hyatt	6	3,854	7
W	2	1,112	2
Fairmont	1	450	2
Four Seasons	2	608	1
Hilton/Embassy Suites	2	678	1
Swissôtel	1	632	1
Other	3	745	1

	116	63,076	100%

(1)	Percentage of revenues is based on 2008 revenues. No individual property contributed more than 7% of total revenues in 2008.

Hotel Properties.    The following table sets forth the location and number of rooms of our 116 hotels as of February 23, 2009:

Location	Rooms
Arizona
Scottsdale Marriott Suites Old Town	243
Scottsdale Marriott at McDowell Mountains	270
The Ritz-Carlton, Phoenix	281
The Westin Kierland Resort & Spa	732
California
Coronado Island Marriott Resort(1)	300
Costa Mesa Marriott Suites	253
Desert Springs, a JW Marriott Resort, Palm Desert	884
Hyatt Regency, San Francisco Airport	789
Manhattan Beach Marriott(1)	385
Marina del Rey Marriott(1)	370
Newport Beach Marriott Hotel & Spa	532
Newport Beach Marriott Bayview	254
San Diego Marriott Hotel and Marina(1)	1,362
San Diego Marriott Mission Valley	350
San Francisco Airport Marriott	685
San Francisco Marriott Fisherman’s Wharf	285
San Francisco Marriott(1)	1,499
San Ramon Marriott(1)	368
Santa Clara Marriott(1)	759
Sheraton San Diego Hotel & Marina(1)	1,044
The Ritz-Carlton, Marina del Rey(1)	304
The Ritz-Carlton, San Francisco	336
The Westin Los Angeles Airport(1)	740
The Westin Mission Hills	512
The Westin South Coast Plaza(2)	390
Colorado
Denver Marriott Tech Center	628
Denver Marriott West(1)	305
Four Points by Sheraton Denver Southeast(1)	475
The Westin Tabor Center	430
Connecticut
Hartford Marriott Rocky Hill(1)	251
Sheraton Stamford	448
Florida
Tampa Airport Marriott(1)	296
Harbor Beach Marriott Resort and Spa(1)(3)	650
Hilton Singer Island Oceanfront Resort	223
Miami Marriott Biscayne Bay(1)	601

Location	Rooms
Orlando World Center Marriott Resort and Convention Center	2,000
Tampa Marriott Waterside Hotel and Marina	717
The Ritz-Carlton, Amelia Island	444
The Ritz-Carlton, Naples	450
The Ritz-Carlton Golf Resort, Naples	295
Georgia
Atlanta Marriott Marquis	1,663
Atlanta Marriott Suites Midtown(1)	254
Atlanta Marriott Perimeter Center	400
Four Seasons Hotel, Atlanta	244
Grand Hyatt Atlanta in Buckhead	438
JW Marriott Hotel Buckhead	371
The Ritz-Carlton, Buckhead	517
The Westin Buckhead Atlanta	365
Hawaii
Hyatt Regency Maui Resort and Spa	806
The Fairmont Kea Lani, Maui	450
Illinois
Chicago Marriott Suites Downers Grove	254
Courtyard Chicago Downtown	337
Chicago Marriott O’Hare	681
Chicago Marriott Suites O’Hare	256
Embassy Suites Chicago Hotel, Downtown/Lakefront	455
Swissôtel, Chicago	632
Indiana
Sheraton Indianapolis(1)	560
South Bend Marriott	298
The Westin Indianapolis	573
Louisiana
New Orleans Marriott	1,329
Maryland
Gaithersburg Marriott Washingtonian Center	284
Massachusetts
Boston Marriott Copley Place(1)	1,139
Boston Marriott Newton	430
Hyatt Regency Cambridge, Overlooking Boston	469
Sheraton Boston	1,216
Sheraton Braintree	374
Sheraton Needham	247
The Westin Waltham-Boston	346
Michigan
The Ritz-Carlton, Dearborn	308
Minnesota
Minneapolis Marriott City Center(1)	583

Location	Rooms
Missouri
Kansas City Airport Marriott(1)	383
New Hampshire
Courtyard Nashua	245
New Jersey
Hanover Marriott	353
Newark Liberty International Airport Marriott(1)	591
Park Ridge Marriott(1)	289
Sheraton Parsippany	370
New York
New York Marriott Downtown	497
New York Marriott Marquis Times Square(4)	1,949
Sheraton New York Hotel and Towers	1,756
W New York	688
North Carolina
Greensboro-Highpoint Marriott Airport(1)	299
Ohio
Dayton Marriott	399
The Westin Cincinnati(1)	456
Oregon
Portland Marriott Downtown Waterfront	503
Pennsylvania
Four Seasons Hotel, Philadelphia	364
Philadelphia Airport Marriott(1)	419
Philadelphia Marriott Downtown(3)	1,408
Tennessee
Memphis Marriott Downtown	600
Texas
Dallas/Addison Marriott Quorum by the Galleria	547
Houston Airport Marriott(1)	565
Houston Marriott Medical Center(1)	386
JW Marriott Hotel on Westheimer by the Galleria	515

Location	Rooms
San Antonio Marriott Rivercenter(1)	1,001
San Antonio Marriott Riverwalk(1)	512
St. Regis Hotel, Houston	232
Virginia
Hyatt Regency Reston	518
Key Bridge Marriott(1)	582
Residence Inn Arlington Pentagon City	299
The Ritz-Carlton, Tysons Corner(1)	398
Washington Dulles Airport Marriott(1)	368
Washington Dulles Marriott Suites	253
Westfields Marriott Washington Dulles	336
Washington
Seattle Marriott SeaTac Airport	459
The Westin Seattle	891
W Seattle	424
Washington, D.C.
Hyatt Regency Washington on Capitol Hill	834
JW Marriott Hotel, Washington, D.C.	772
Marriott at Metro Center	456
The Westin Grand	267
Canada
Calgary Marriott	384
Toronto Delta Meadowvale Resort and Conference Center	374
Toronto Marriott Airport(3)	424
Toronto Marriott Downtown Eaton Center(1)	461
Chile
San Cristobal Tower, a Luxury Collection Hotel, Santiago	139
Sheraton Santiago Convention Center	379
Mexico
JW Marriott Hotel, Mexico City(3)	312

Total	63,076

(1)	The land on which this hotel is built is leased from a third party under one or more long-term lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	These properties are not wholly owned.
(4)	This property is subject to a ground lease under which we have the option to purchase the land. In prior years, payments under the ground lease, which are determined annually and are not fixed in nature, reduced the deferred ground rent liability and, in 2008, were applied to the deferred purchase price of the land. Accordingly, no expense was included in our results of operations for ground rent expense in those years. In 2009, a small portion of the payments will fully fund the deferred purchase price and the remainder will be accounted for as ground rent expense. We have the ability to buy the fee simple interest in the land under the hotel for an incremental payment of $19.9 million through 2017.

Competition

The lodging industry is highly competitive. Competition is often specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is generally viewed as consisting of six different groupings, each of which caters to a discrete set of customer taste and needs: luxury, upper-upscale, upscale, midscale (with and without food and beverage service) and economy. Most of our hotels operate in urban and resort markets either as luxury properties, under such brand names as Ritz-Carlton®, Fairmont®, Four Seasons®, The Luxury Collection®, St. Regis® and W® or as upper-upscale properties, under such brand names as Marriott®, Hyatt®, Westin®, Hilton®, Sheraton®, Swissôtel® and Delta®. (1) Our hotels compete with other hotels operated under brands in these groupings, as well as with the upscale or other lower-tier groupings of hotels in certain locations.

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

We also compete with REITs and other public and private investors for the acquisition of new properties and investment opportunities both domestically and internationally as we attempt to position our portfolio to take best advantage of changes in markets and travel patterns of our customers.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel property and the region. Additionally, hotel revenues for our Marriott-managed hotels typically reflect approximately 16 weeks of results in the fourth quarter and for 2008 represented approximately 17 weeks, compared to approximately 12 weeks for each of the first three quarters of the year. For our non-Marriott managed hotels, the first quarter includes two months of operations, the second and third quarters include three months of operations and the fourth quarter includes four months of operations. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Reporting Periods” for more information on our fiscal calendar. Hotel sales have historically averaged approximately 20%, 26%, 22% and 32% for the first, second, third and fourth quarters, respectively.

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

European Joint Venture

We currently own a 32.1% limited and general partnership interest in a joint venture in Europe (the “European joint venture”) with Stichting Pensioenfonds ABP, a Dutch pension fund, and Jasmine Hotels Pte Ltd, an affiliate of GIC Real Estate Pte Ltd, the real estate investment company of the Government of Singapore

(1)	This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

Investment Corporation Pte Ltd. The initial term of the European joint venture is ten years subject to two one-year extensions with partner approval. Due to the ownership structure of the European joint venture and the non-Host limited partners’ rights to cause the dissolution and liquidation of the European joint venture at any time, it is not consolidated in our financial statements. The European joint venture’s previously announced agreement to purchase six hotels in France, Germany and The Netherlands for approximately €565 million did not close because of a disagreement between the parties over the completion of certain capital improvements that were a condition to closing. As of February 23, 2009, the European joint venture owns the following eleven hotels in six countries:

Hotel	City	Country	Rooms/Units
Hotel Arts Barcelona	Barcelona	Spain	482
The Westin Palace, Madrid	Madrid	Spain	468
The Westin Palace, Milan	Milan	Italy	228
The Westin Europa & Regina	Venice	Italy	185
Sheraton Roma Hotel & Conference Center	Rome	Italy	634
Sheraton Skyline Hotel & Conference Centre	Hayes	United Kingdom	350
Sheraton Warsaw Hotel & Towers	Warsaw	Poland	350
Renaissance Brussels Hotel	Brussels	Belgium	262
Brussels Marriott Hotel	Brussels	Belgium	218
Marriott Executive Apartments	Brussels	Belgium	57
Crowne Plaza Hotel Amsterdam City Centre	Amsterdam	The Netherlands	270

Total rooms			3,504

Asian Joint Venture

On March 25, 2008, we entered into a joint venture, structured as a Singapore Corporation, with RECO Hotels JV Private Limited, an affiliate of GIC RE (the “Asian joint venture”). The Asian joint venture will explore investment opportunities in various markets throughout Asia, including China, Japan, Vietnam, India and Australia. We own a 25% interest in the Asian joint venture. The initial term of the Asian joint venture is for a period of seven years. Due to the ownership structure of the Asian joint venture, and our partner’s rights to cause the dissolution and liquidation of the Asian joint venture at any time, it is not consolidated in our financial statements. Currently, the Asian joint venture does not own any hotels.

Other Investments

We currently own a 3.6% limited partner interest in CBM Joint Venture Limited Partnership, which owns 115 Courtyard by Marriott properties. We have the right to cause the partnership to redeem our limited partner interest under certain conditions prior to December 2009. Thereafter, the general partner of the partnership has the right to redeem our remaining interest.

We own a leasehold interest in 53 Courtyard by Marriott properties and 18 Residence Inn by Marriott properties (the “HPT Properties”), which were sold to Hospitality Properties Trust, Inc. and leased back prior to 1997. In 1998, we subleased these 71 properties to a third party on similar terms with initial terms expiring between 2010 and 2012. The subleases are renewable at our option. Rent payable under the subleases is guaranteed by the subtenant up to a maximum of $30 million. At the expiration of these leases, the third party owners of these properties will return our initial security deposit of approximately $67 million plus additional security deposits of approximately $8 million. During 2008, we gave notice that we will not renew the lease on the 18 Residence Inn properties and therefore that lease will terminate in December 2010, at which time we expect our approximate $17 million security deposit to be returned by HPT Properties.

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

Foreign Operations

Excluding hotels owned by our European joint venture, we currently own four properties in Canada, one in Mexico and two in Chile, which collectively contain approximately 2,500 rooms. Approximately 3% of our revenues were attributed to the foreign operations of these properties in each of 2008, 2007 and 2006.

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

Operational Agreements

All of our hotels are managed by third parties pursuant to management agreements or operating and license agreements (See “Operating Structure”). As of February 23, 2009, twenty-two of our hotels operated by Starwood, our Embassy Suites Chicago Hotel, Downtown/Lakefront, our San Francisco Marriott Fisherman’s Wharf and our Hilton Singer Island Oceanfront Resort are operated pursuant to operating and license agreements, while our remaining hotels are operated pursuant to management agreements, the provisions of which are described in more detail below. Under these agreements, the managers or operators generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. In addition, the manager or operator provides all managerial and other employees for the hotels, reviews the operation and maintenance of the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels. Generally, these support services include planning and policy services, financial planning, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. For the majority of our properties, we have approval rights over the budget, capital expenditures and other matters.

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

•

Furniture, fixtures and equipment replacements.    Under the management agreements, we are required to provide to the managers all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). The management agreements generally provide that, on an annual basis, the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the funds that are necessary, which is subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage (typically 5%) of the gross revenues of the hotel is deposited by the manager into an escrow account in our name, to which the manager has access. However, for 64 of our hotels, we have entered into an agreement with Marriott International to allow us to fund such expenditures directly as incurred from one account that we control, subject to maintaining a minimum balance of the greater of $33.9 million, or 30% of total annual specified contributions, rather than escrowing funds at accounts at each hotel.

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

•

Termination on sale.    While most of our management agreements are not terminable prior to their full term, we have negotiated rights with respect to 21 specified Marriott-branded hotels to terminate management agreements in connection with the sale of these hotels subject to certain limitations, including the number of agreements that can be terminated per year, limitations measured by EBITDA, and limitations requiring that a significant part of such hotels maintain the Marriott brand affiliation. The described termination rights may be exercised without payment of a termination fee except for one of the specified hotels wherein a termination fee is required if it does not maintain the Marriott brand affiliation.

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

Operating and License Agreements.    Our operating and license agreements with Starwood (the operator with which we have the vast majority of these agreements) typically include the terms described below:

•

Term and fees for operational services.    The initial term of our operating agreements is 20 years, with two renewal terms of 10 years each at the option of the operator. The operator receives compensation in the form of a base fee of 1% of annual gross operating revenues and an incentive fee of 20% of annual gross operating profit, after the owner has received a priority return of 10.75% on its purchase price and other investments in the hotels.

•

License services.    The license agreements address matters relating to the subject brand, including rights to use service marks, logos, symbols and trademarks, such as those associated with Westin®, Sheraton® and W®, as well as matters relating to compliance with certain standards and policies and (including through other agreements in the case of certain hotels) the provision of certain system program and centralized services. The license agreements have an initial term of 20 years each, with two renewal terms of 10 years each at the option of the licensor. Licensors receive compensation in the form of license fees of 5% of gross operating revenue attributable to room sales and 2% of gross operating revenue attributable to food and beverage sales.

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

•

Working capital and fixed asset supplies.    The operating agreements require us to maintain working capital funds for each hotel to fund the cost of certain fixed asset supplies and to meet the ongoing cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels. For 18 of our hotels, the working capital accounts which would otherwise be maintained by Starwood operators for each of such hotels are maintained on a pooled basis, with operators being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the operating agreements.

•

Furniture, fixtures and equipment replacements.    Under the operating and license agreements, we are required to provide all necessary furniture, fixtures and equipment for the operation of the hotels (including funding for any required furniture, fixtures and equipment replacements). To fund these items each month, the operator transfers into a reserve fund account an amount equal to 5% of the gross operating revenue of a hotel for the previous month. For 18 of our hotels, the periodic reserve fund contributions which would otherwise be deposited into reserve fund accounts maintained by operators for each hotel are distributed to us, and we are responsible for providing funding of expenditures which would otherwise be funded from the reserve funds for each of the subject hotels as such expenditures become necessary. In addition to routine capital expenditures, the reserve funds for the hotels may also be used for building capital improvements. Any approved reserve funding in excess of amounts available in the pooled reserve funds is funded by us and results in appropriate increases of owner’s investment and owner’s priority amounts. For 18 hotels, the amount of any such additional reserve funding will be allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all hotels for the most recent operating year. Any such additional reserve funding will result in corresponding increases in the owner’s investment and owner’s priority amounts with respect to each of such hotels.

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

•

Termination on sale.    As of February 23, 2009, we have termination rights relating to the operating agreements on 12 specified hotels upon the sale of those hotels. Such termination rights are currently active with respect to three of such hotels. With respect to two of those hotels, we have the limited right to also terminate one license agreement annually. With respect to nine of the 12 specified hotels, we have the right beginning in 2016 to sell 35% of such hotels (measured by EBITDA), not to exceed two hotels annually, free and clear of the existing operating agreement over a period of time without the payment of a termination fee. With respect to any termination of an operating agreement on sale, the proposed purchaser would need to meet the requirements for transfer under the applicable license agreement.

Employees

On February 23, 2009, we had 215 employees, including three at our London, England office, one at our Amsterdam, The Netherlands office and four at our Republic of Singapore office. Employees at our consolidated hotels are employed by the operators that manage our hotels.

None of our direct employees are covered by collective bargaining agreements. However, certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships see “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

Item 1A.	Risk Factors

The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Forward Looking Statements

Our disclosure and analysis in this 2008 Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future acquisitions or dispositions, future capital expenditure plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates, or the outcome of contingencies, such as legal proceedings.

We cannot guarantee that any forward-looking statements will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including the risk factors discussed below. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

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

Financial Risks and Risks of Operation

Current economic conditions may adversely affect our industry, business and results of operations.

The United States economy is currently in the midst of a recession and the future economic environment is likely to be less favorable than that of recent years. This recession has and could further lead to reduced consumer and commercial spending in the foreseeable future. The performance of the lodging industry has historically been closely linked with the performance of the general economy and, specifically, growth in the United States gross domestic product, business investment and employment growth. As a result, the lodging industry may experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. In addition, the vast majority of our hotels are classified as luxury or upper-upscale hotels. In an economic downturn, these types of hotels are likely to be more susceptible to a decrease in revenue, as compared to hotels in other categories that have lower room rates. Declines in demand and in consumer and commercial spending may drive us and our competitors to reduce pricing, which would have a negative impact on our gross profit. A continued weakening of the economy may adversely and materially affect our industry, business and results of operations and we can not accurately predict how severe and prolonged any downturn might be. Moreover, reduced revenues as a result of the weakening economy may also reduce our working capital and impact our long-term business strategy.

Our revenues and the value of our properties are also subject to other conditions affecting the lodging industry.

The lodging industry is also subject to changes in travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as discussed above, as well as other factors. Changes in travel patterns of both business and leisure travelers may create difficulties for the industry over the long-term and adversely affect our results. Our results of operations, and any forecast we make, may be affected and can change based on the following risks:

•	changes in the international, national, regional and local economic climate;

•	changes in business and leisure travel patterns;

•	the effect of terrorist attacks and terror alerts in the United States and internationally, as well as other geopolitical disturbances

•	supply growth in markets where we own hotels which may adversely affect demand at our properties;

•	the attractiveness of our hotels to consumers relative to our competition;

•	the performance of the managers of our hotels;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	unionization of the labor force at our hotels.

The recent disruptions in the financial markets may adversely affect our business and results of operations, our ability to obtain financing on reasonable and acceptable terms, our ability to hedge our foreign currency exchange risk and the value of our common OP units.

The United States and global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in some cases have resulted in the lack of availability of certain types of financing. Continued uncertainty in the stock and credit markets may negatively impact our ability to access additional short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity and financial condition. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business operations accordingly. In addition, if one or more of the financial institutions that support our existing credit facility fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facility. Similarly, if one or more of the financial institutions that support our currency hedging arrangements fails, we may not be able to find a replacement, which would negatively impact our ability to hedge the foreign currency exchange risk relating to our international operations and may cause a default under our existing financing agreements. These disruptions in the financial markets also may adversely affect our credit rating and the value of our common OP units. In addition, if the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.

Unlike regular C corporations, Host must finance its growth and fund debt repayments largely with external sources of capital because it is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gain) in order to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which it does not receive cash. Funds used by Host to make required distributions are provided through distributions from us. Our ability to access the external capital we require could be hampered by a number of factors, many of which are outside of our control, including declining credit market conditions as discussed above, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, or decreases in the market price of Host’s common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, under certain circumstances, restricts our incurrence of debt and the payment of distributions. The occurrence of any of these above-mentioned factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us or at all and the failure to obtain necessary external capital could have a material adverse effect on our ability to finance our future growth.

We have substantial debt.

As of December 31, 2008, we and our subsidiaries had total indebtedness of approximately $6.0 billion. Our substantial indebtedness has important consequences. It currently requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions to our partners and other general purposes. Additionally, it could:

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

We cannot make any assurances that any of these sources of funds would be available to us or, if available, would be on terms that we would find acceptable or in amounts sufficient to meet our obligations or fulfill our business plan.

The terms of our debt place restrictions on us and our subsidiaries, reducing operational flexibility and creating default risks.

The documents governing the terms of our existing senior notes and our credit facility contain covenants that place restrictions on us and our subsidiaries. These covenants restrict, among other things, our ability and the ability of our subsidiaries to:

•	conduct acquisitions, mergers or consolidations unless the successor entity in such transaction assumes our indebtedness;

•	incur additional debt in excess of certain thresholds and without satisfying certain financial metrics;

•	create liens securing indebtedness, unless an effective provision is made to secure our other indebtedness by such liens;

•	sell assets without using the proceeds from such sales for certain permitted uses or to make an offer to repay or repurchase outstanding indebtedness;

•	make capital expenditures in excess of certain thresholds;

•	make distributions without satisfying certain financial metrics; and

•	conduct transactions with affiliates other than on an arms length basis and, in certain instances, without obtaining opinions as to the fairness of such transactions.

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

Our ability to make distributions may be limited or prohibited by the terms of our indebtedness or preferred OP units.

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of distributions to unitholders. Under the terms of our credit facility and senior notes indenture, distributions to our unitholders, including Host, upon which Host depends in order to obtain the cash necessary to pay dividends, are permitted only to the extent that, at the time of the distribution, we can satisfy certain financial covenant tests (concerning leverage, fixed charge coverage and unsecured interest coverage) and meet other requirements.

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

Defaulting on our mortgage debt could adversely affect our business.

As of December 31, 2008, 14 of our hotels and assets related thereto are subject to mortgages in an aggregate amount of approximately $1.4 billion. Although the debt is generally non-recourse to us, if these hotels do not produce adequate cash flow to service the debt secured by such mortgages, the mortgage lenders could call a default on these assets. Generally, we would expect to negotiate with the lender prior to the occurrence of a default in the pursuit of other options such as a deed in lieu of foreclosure. However, we may opt to allow such default to occur rather than make the necessary mortgage payments with funds from other sources. Our senior notes indenture and credit facility contain cross-default provisions, which, depending upon the amount of secured debt in default, could cause a cross-default under both of these agreements. Our credit facility, which contains a more restrictive cross-default provision than the senior notes indenture, provides that a credit facility default occurs in the event we default on non-recourse secured indebtedness in excess of 1% of our total assets (using undepreciated real estate values), or defaults on other indebtedness in excess of $50 million. For this and other reasons, permitting a default could adversely affect our long-term business prospects.

Our mortgage debt contains provisions that may reduce our liquidity.

Certain of our mortgage debt requires that, to the extent cash flow from the hotels which secure such debt drops below stated levels, we escrow cash flow after the payment of debt service until operations improve above the stated levels. In some cases, the lender has the right to apply the escrowed amount to the outstanding balance of the mortgage debt. When such provisions are triggered, there can be no assurance that the affected properties will achieve the minimum cash flow levels required to trigger a release of any escrowed funds. The amounts required to be escrowed may be material and may negatively affect our liquidity by limiting our access to cash flow after debt service from these mortgaged properties.

An increase in interest rates would increase our interest costs on our credit facility and any variable rate debt we incur and could adversely impact our ability to refinance existing debt or sell assets.

For borrowings on our credit facility and the $300 million mortgage on our Orlando World Center Marriott, interest payments are based on floating rates. To the extent we draw on the credit facility, an increase in interest rates will reduce our cash flow available for other corporate purposes including investments in our portfolio. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to dispose of assets as part of our business strategy.

Rating agency downgrades may increase our cost of capital.

Both our senior notes and Host’s preferred stock are rated by Moody’s Investors’ Service, Standard & Poor’s and Fitch Ratings. These independent rating agencies may elect to downgrade their ratings on our senior notes and our preferred stock at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue at the hotels. Our expenses will also be affected by inflationary increases, and certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period and, in the event of a significant decrease in demand, we may not be able to downsize employees to decrease wages and benefits. Our managers may be unable to offset any such increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures could also adversely affect the future growth of our business and the value of our hotel properties.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

As part of our business strategy, we seek to acquire luxury and upper upscale hotel properties. We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from Host equity offerings, issuance of limited partnership interests of Host LP, advances under our credit facility, the incurrence or assumption of indebtedness and proceeds from the sales of assets. Recent declines in credit markets may limit our ability to finance acquisitions. In addition, the decline in credit markets may limit the ability of purchasers to finance hotels and adversely affect our disposition strategy and our ability to use disposition proceeds to finance acquisitions.

We may, from time to time, be in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from the acquisitions that we consummate. Our inability to consummate one or more acquisitions on such terms, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities.

We do not control our hotel operations and we are dependent on the managers of our hotels.

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we do not operate or manage our hotels. Instead, we lease substantially all of our hotels to subsidiaries which qualify as “taxable REIT subsidiaries” under applicable REIT laws, and our taxable REIT subsidiaries retain third-party managers to operate our hotels pursuant to management agreements. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. While our taxable REIT subsidiaries monitor the hotel managers’ performance, we have limited recourse under our management agreements if we believe that the hotel managers are not performing adequately. In addition, from time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. In addition, our hotel managers or their affiliates manage, and in some cases own, have invested in or provided credit support or operating guarantees to hotels that compete with our hotels, which may result in conflicts of interest. As a result, our hotel managers have in the past made and may in the future make decisions regarding competing lodging facilities that are not or would not be in our best interests.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

We have entered into management agreements with third-party managers to operate our hotel properties. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted through strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees (approximately 21% of our current portfolio, by revenues) are more highly affected by labor force activities than others. In addition, the resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the managers of our hotels and labor unions. We do not have the ability to control the outcome of these negotiations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures to remain competitive in the marketplace, maintain brand standards or to comply with applicable laws or regulations. The timing and costs of such renovations or improvements may result in reduced operating performance during construction and may not improve the return on these investments.

In addition to capital expenditures required by our loan agreements or agreements with our hotel managers, we will need to make capital expenditures to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. The timing of these improvements can affect hotel performance particularly if the improvements require closures of a significant number of rooms or the closure of other features of the hotels such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and if we fail to maintain our properties in accordance with brand standards set by our managers, the manager may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels in which we make these investments.

The expansion of our business into new markets outside of the United States will expose us to risks relating to owning hotels in those international markets.

Part of our business strategy is to expand our presence internationally through joint ventures. In addition, we own directly seven hotels located outside the United States. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business internationally, which include:

•	employment laws and practices;

•

tax laws which may provide for income or other tax rates that exceed those of the U.S. and which may provide that our foreign earnings are subject to dividend withholding requirements or other restrictions;

•	compliance with and unexpected changes in regulatory requirements or monetary policy;

•	the willingness of domestic or foreign lenders to provide financing and changes in the availability, cost and terms of such financing;

•	adverse changes in local, political, economic and market conditions;

•	insurance coverage related to terrorist events;

•	changes in interest rates and/or the currency exchange rates;

•	regulations regarding the incurrence of debts; and

•	difficulties in complying with U.S. rules governing REITs while operating internationally.

Any of these factors could adversely affect our ability to obtain all of the intended benefits of our international expansion. If we do not effectively manage our geographic expansion and successfully integrate the foreign hotels into our organization, our operating results and financial condition may be adversely affected and the value of Host common stock may decline.

We may acquire hotel properties through joint ventures with third parties that could result in conflicts.

We have made a significant investment in a European joint venture, which owns eleven hotels in Europe. In addition, we have formed another joint venture to explore investment opportunities in Asia and Australia. We may, from time to time, invest as a co-venturer in other entities holding hotel properties instead of purchasing hotel properties directly. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer could subject the assets to additional risk as a result of any of the following circumstances:

•	our co-venturer might have economic or business interests or goals that are inconsistent with our, or the joint venture’s, interests or goals; or

•	our co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Although we generally will seek to maintain sufficient control of any joint venture to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners.

Our management agreements could affect the sale or financing of our hotels.

Under the terms of our management agreements, we generally may not sell, lease or otherwise transfer our hotels unless the transferee is not a competitor of the manager and the transferee assumes the related management agreements and meets specified other conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require the manager’s consent. If the manager does not consent to such sale or financing, we may be precluded from taking actions in our best interest.

The acquisition contracts relating to some hotels limit our ability to sell or refinance those hotels.

For reasons relating to federal and state income tax considerations of the former and current owners of three hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. Two of these agreements will expire in 2010 and the third will expire in 2028. As a result, even if it were in our best interests to sell these hotels or repay or otherwise reduce the level of the mortgage debt on such hotels, it may be difficult or costly to do so during their respective lock-out periods. In specified circumstances, we may agree to similar restrictions in connection with future hotel acquisitions.

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

We obtain terrorism insurance as part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ coverages. However, our all-risk policies have limitations such as per occurrence limits, annual aggregate coverage limits and sublimits which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”) effective December 26, 2007. Property damage related to war and to nuclear, radiological, biological and chemical incidents is excluded under our policies. While TRIPRA will reimburse insurers for losses resulting from nuclear, radiological, biological and chemical perils, TRIPRA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Host has a wholly-owned captive insurance company through which it obtains a policy of nuclear, biological, chemical and radiological (“NBCR”) coverage. This captive insurer has the same ability as other insurance companies to apply to the US Treasury for reimbursement, as provided for in TRIPRA, and is subject to the same deductibles and co-insurance obligations. This potential reimbursement applies to property insurance only, and not to general liability or directors’ and officers’ insurance, and there are no assurances that we will be able to recover any or all of our NCBR losses under this program.

Some potential losses are not covered by insurance.

We, or our hotel managers, carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our “all-risk” property policies provide coverage that is available on a per occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs, landscaping replacement and natural disasters such as earthquakes and hurricanes. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California and Florida have in the past and continue to be particularly susceptible to damage from earthquakes and hurricanes. Recovery under the applicable policies is also subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel impacted by an earthquake, hurricane or other natural disasters, or the income lost as a result of the damage. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will also be combined with the claims of other owners participating in the managers’ program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the management company, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive complete coverage for risks that affect multiple properties such as earthquakes, hurricanes or certain types of terrorism.

In addition, there are other risks, such as certain environmental hazards, that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or too expensive to justify coverage. We may also encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a part of the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Finally, the current disruption in financial markets makes it more difficult to evaluate the stability and net assets or capitalization of insurance companies, and any insurer’s ability to meet its claim payment obligations.

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

We may be subject to unknown or contingent liabilities related to hotels or businesses we acquire.

Assets and entities that we have acquired or may in the future acquire may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements may not survive the closing of the transactions. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may adversely affect our revenues, expenses, operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, deductibles or caps on losses, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well.

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

As a result of the expansion of our international operations, currency exchange rate fluctuations could affect its results of operations and financial position. Host expects to generate an increasing portion of its revenue and its expenses in such foreign currencies as the Euro, the Canadian Dollar, the Mexican Peso, the British Pound, the Polish Zloty and the Chilean Peso. Although Host may enter into foreign exchange agreements with financial institutions to reduce its exposure to fluctuations in the value of these and other foreign currencies, these hedging transactions, if entered into, will not eliminate that risk entirely. In addition, to the extent that Host is unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on Host’s results of operations and financial condition. Additionally, because Host’s consolidated financial results are reported in US Dollars, if Host generates revenues or earnings in other currencies, the translation of those results into US Dollars can result in a significant increase or decrease in the amount of those revenues or earnings.

Applicable REIT laws may restrict certain business activities.

As a REIT, Host is subject to various restrictions on its income, assets and activities. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of timeshare or condominium units. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, in one or more of our taxable REIT subsidiaries. Taxable REIT subsidiaries are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on their taxable income at applicable corporate income tax rates.

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

As of December 31, 2008, 35 of our hotels are subject to third-party ground leases (encumbering all or a portion of the hotel). These ground leases generally require periodic increases in ground rent payments, which are often based on economic indicators such as the Consumer Price Index. Our ability to pay ground rental could be adversely affected to the extent that our revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which may result in a lower sales price.

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

Host’s charter and bylaws, our partnership agreement and the Maryland General Corporation Law contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for Host’s stockholders or our unitholders or otherwise be in their best interests, including the following:

•

Restrictions on ownership and transfer of Host’s stock.    To maintain Host’s qualification as a REIT for federal income tax purposes, not more than 50% in value of Host’s outstanding shares of capital stock may be owned in the last half of the taxable year, directly or indirectly, by five or fewer individuals, which, as defined in the Internal Revenue Code (the “Code”), may include certain entities. Because such ownership could jeopardize Host’s qualification as a REIT, a person cannot own, directly or by attribution, 10% or more of an interest in a Host lessee, nor can a Host lessee of any partnership in which Host is a partner own, directly or by attribution, 10% or more of Host’s shares, in each case unless exempted by Host’s Board of Directors.

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

•

Removal of Board of Directors.    Host’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and only by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast in the election of directors. Vacancies on Host’s Board of Directors may be filled by the concurring vote of a majority of the remaining directors (except that a vacancy resulting from an increase in the number of directors must be filled by a majority vote of the entire Board of Directors) and, in the case of a vacancy resulting from the removal of a director by the stockholders, by at least two-thirds of votes entitled to be cast in the election of directors.

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

•

Maryland business combination law.    Under the Maryland General Corporation Law, specified “business combinations,” including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s then outstanding shares, or an affiliate or associate of the corporation who at any time during the two year period prior to the date in question owned 10% or more of the voting power of the outstanding stock of the corporation (each, an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any of these specified business combinations must be approved by 80% of the votes entitled to be cast by the holders of outstanding voting shares and by two-thirds of the votes entitled to be cast by the holders of voting shares other than voting shares held by an interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder. As a Maryland corporation, Host is subject to the Maryland business combination statute. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The Board of Directors has not granted any such exceptions at this time.

•

Maryland control share acquisition law.    Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by directors who are employees of the corporation. “Control shares” are voting shares which, if aggregated with all other voting shares previously acquired by the acquiror or over which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-tenth or more but less than one-third, (2) one-third or more but less than a majority or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares, subject to specified exceptions. Our bylaws contain a provision exempting us from the control share provisions of Maryland law. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

•

Merger, consolidation, share exchange and transfer of Host’s assets.    Under Maryland law and Host’s charter, subject to the terms of any outstanding class or series of capital stock, we can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer Host’s assets within the meaning of the Maryland General Corporation Law if approved (1) by Host’s Board of Directors in the manner provided in the Maryland General Corporation Law and (2) by Host’s stockholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of Host with or into a trust organized for the purpose of changing Host’s form of organization from a corporation to a trust requires only the approval of Host’s stockholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specified mergers may be approved without a vote of stockholders and a share exchange is only required to be approved by a Maryland corporation by its Board of Directors if the corporation is the successor entity. Host’s voluntary dissolution also would require approval of stockholders holding two-thirds of all the votes entitled to be cast on the matter.

•

Certain charter and bylaw amendments.    Host’s charter contains provisions relating to restrictions on transferability of Host’s stock, fixing the size of the Board of Directors within the range set forth in the charter, removal of directors, the filling of vacancies, exculpation and indemnification of directors, calling special stockholder meetings and others, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host’s stockholders holding two-thirds of the votes entitled to be cast on the matter. Other charter amendments generally require approval of the Board and the affirmative vote of a majority of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, Host’s bylaws provide that directors have the exclusive right to amend Host’s bylaws. These provisions may make it more difficult to amend Host’s charter and bylaws to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of Host common stock, without the approval of the Board of Directors.

Shares of Host’s common stock that are or become available for sale could affect Host’s share price.

Sales of a substantial number of shares of Host’s common stock, or the perception that sales could occur, could adversely affect prevailing market prices for Host’s common stock. In addition, holders of units of limited partnership interest of Host LP, whose OP units may be redeemed, at Host’s election, in exchange for common stock, will be able to sell those shares freely, unless the person is Host’s affiliate and resale of the affiliate’s shares is not covered by an effective registration statement. Further, a substantial number of shares of Host’s common stock have been and will be issued or reserved for issuance from time to time under its employee benefit plans, including shares of common stock reserved for options, or pursuant to securities it may issue that are convertible into shares of Host’s common stock or securities (other than OP units) that we have issued that are exchangeable for shares of Host’s common stock. As of December 31, 2008, there are approximately 15.1 million OP units outstanding that are redeemable and $400 million principal amount of exchangeable senior debentures of Host LP issued in 2004 that could become exchangeable under certain conditions for approximately 25 million shares of Host’s common stock (subject to adjustment for various reasons, including as a result of the payment of dividends by Host to common stockholders). In 2007, we also issued an additional $600 million principal amount of exchangeable debentures, the principal portion of which is cash-settled, therefore, no shares would be issued unless Host’s share price exceeded the exchange rate of the 2007 Debentures of $31.90 as of December 31, 2008. Moreover, additional shares of common stock issued by Host would be available in the future for sale in the public markets. We can make no prediction about the effect that future sales of Host’s common stock would have on the market price of Host’s common stock.

Our earnings and cash distributions will affect the market price of shares of Host’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and is secondarily based upon the value of the underlying assets. For that reason, shares of Host’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of Host’s common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of Host’s common stock.

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

Federal Income Tax Risks

To qualify as a REIT, each of Host and its subsidiary REITs are required to distribute at least 90% of its taxable income, excluding net capital gain, regardless of its available cash or outstanding obligations.

To continue to qualify as a REIT, Host is required to distribute to its stockholders with respect to each year at least 90% of its taxable income, excluding net capital gain. To the extent that Host satisfies this distribution requirement but distributes less than 100% of its taxable income and net capital gain for the taxable year, it will be subject to federal and state corporate income tax on its undistributed taxable income and net capital gain. In addition, Host will be subject to a nondeductible 4% excise tax on the amount, if any, by which distributions made by it with respect to the calendar year are less than the sum of 85% of its ordinary income and 95% of its net capital gain for that year and any undistributed taxable income from prior years less excess distributions from prior years. Host intends to make distributions, subject to the availability of cash and in compliance with any debt covenants, to its stockholders to comply with the distribution requirement and to avoid the imposition of a significant nondeductible 4% excise tax and will rely for this purpose on distributions from us. However, Host may incur a nominal nondeductible 4% excise tax for 2008, depending on the amount of its final 2008 taxable income. There are differences in timing between Host’s recognition of taxable income and its receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be “phantom” income, which is taxable income that is not matched by cash flow. Due to transactions entered into in years prior to Host’s conversion to a REIT, Host could recognize substantial amounts of “phantom” income. It is possible that these differences between taxable income and the receipt of related cash could require us to borrow funds or to issue additional equity to enable Host to meet the distribution requirement and, therefore, to maintain its REIT status, and to avoid the nondeductible 4% excise tax. In addition, because the REIT distribution requirement prevents Host from retaining earnings, we will generally be required to refinance debt at its maturity with additional debt or equity. It is possible that any of these sources of funds, if available at all, would not be sufficient to meet Host’s distribution and tax obligations.

As a result of an acquisition in 2006, we own 100% of the outstanding common stock (and a portion of the outstanding preferred stock) of two entities that have elected to be treated as REITs. Each of these subsidiary REITs will be subject to the same requirements that Host must satisfy in order to qualify as a REIT, including the distribution requirements described above.

Adverse tax consequences would apply if Host or any of its subsidiary REITs fail to qualify as a REIT.

We believe that Host has been organized and has operated in such a manner so as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host currently intends to continue to operate as a REIT during future years. In addition, we own two entities as of December 31, 2008, that have elected to be treated as REITs. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host currently qualifies as a REIT or will continue to qualify as a REIT or that each of Host’s subsidiary REITs qualify as a REIT. If any of the subsidiary REITs were to fail to qualify as a REIT, it is possible that Host would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. New legislation, treasury regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host or any of the subsidiary REITs were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT would not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

Any determination that Host or one of our subsidiary REITs does not qualify as a REIT would have a material adverse effect on our results of operations and could reduce the value of Host’s common stock materially. The additional tax liability of Host or the subsidiary REIT for the year, or years, in which the relevant entity did not qualify as a REIT would reduce its net earnings available for investment, debt service or distributions to stockholders. Furthermore, the non-qualifying entity would no longer be required to make any distributions to stockholders as a condition to REIT qualification and all of its distributions to stockholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This means that if Host were to fail to qualify as a REIT, Host’s stockholders currently taxed as individuals would be taxed on those dividends at capital gain rates and Host’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Code. Host’s failure to qualify as a REIT also would cause an event of default under our credit facility that could lead to an acceleration of the amounts due under the credit facility, which, in turn, would constitute an event of default under our outstanding debt securities.

If our leases are not respected as true leases for federal income tax purposes, each of Host and its subsidiary REITs would fail to qualify as a REIT.

To qualify as a REIT, Host must satisfy two gross income tests, pursuant to which specified percentages of its gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS subsidiaries, which currently constitutes substantially all of Host’s and each of our subsidiary REITs’ gross income, to qualify for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, neither Host nor any of our subsidiary REITs would be able to satisfy either of the two gross income tests applicable to REITs and each would likely lose its REIT status.

If our affiliated lessees fail to qualify as taxable REIT subsidiaries, each of Host and its subsidiary REITs would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of Host will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease substantially all of our hotels to our subsidiary that is taxable as a regular C corporation and that has elected to be treated as a taxable REIT subsidiary with respect to

Host. So long as any affiliated lessee qualifies as a taxable REIT subsidiary, it will not be treated as a “related party tenant.” We believe that our affiliated lessees have qualified and will continue to qualify, and that the taxable REIT subsidiaries of our subsidiary REITs have qualified and will continue to qualify, to be treated as taxable REIT subsidiaries for federal income tax purposes. There can be no assurance, however, that the IRS will not challenge the status of a taxable REIT subsidiary for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our affiliated lessees (including the taxable REIT subsidiaries of our subsidiary REITs) from treatment as a taxable REIT subsidiary, it is possible that Host or a subsidiary REIT would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to qualify for the gross income tests. If Host or a subsidiary REIT failed to meet either the asset or gross income tests, each would likely lose its REIT status.

Despite the REIT status of each of Host and its subsidiary REITs, we remain subject to various taxes.

Host or one of our subsidiary REITs will be required to pay federal income tax at the highest regular corporate rate on “built-in gain” recognized as a result of any sale of a hotel asset before the expiration of the applicable 10-year holding period of assets, including certain hotels acquired from Starwood and its affiliates in 2006. The total amount of gain on which the subsidiary REIT would be subject to corporate income tax if all of its built-in gain assets were sold in a taxable transaction prior to the expiration of the applicable 10-year holding period would be material to it. In addition, we expect that we could recognize other substantial deferred tax liabilities in the future without any corresponding receipt of cash.

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

We believe that Host LP qualifies to be treated as a partnership for federal income tax purposes. As a partnership, Host LP is not subject to federal income tax on its income. Instead, each of our partners, including Host, is required to pay tax on its allocable share of our income. No assurance can be provided, however, that the IRS will not challenge Host LP’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating Host LP as a corporation for federal income tax purposes, Host would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If Host LP fails to qualify as a partnership for federal income tax purposes or Host fails to qualify as a REIT, either failure would cause an event of default under our credit facility that, in turn, could constitute an event of default under Host LP’s outstanding debt securities. Also, the failure of Host LP to qualify as a partnership for federal income tax purposes would cause it to become subject to federal, state and foreign corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including Host.

As a REIT, each of Host and its subsidiary REITs is subject to limitations on its ownership of debt and equity securities.

Subject to certain exceptions, a REIT is generally prohibited from owning securities in any one issuer to the extent that (1) the value of those securities exceeds 5% of the value of the REIT’s total assets, (2) the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities, or (3) the REIT owns more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% (25% for tax years beginning after July 30, 2008) of the value of the REIT’s total assets. If Host or any of its subsidiary REITs were to violate these ownership limitations, each would likely lose its REIT status.

Each of Host or its subsidiary REITs may be required to pay a penalty tax upon the sale of a hotel.

The federal income tax provisions applicable to REITs provide that any gain realized by a REIT on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business is treated as income from a “prohibited transaction” that is subject to a 100% excise tax. Under existing law, whether property, including hotels, is held as inventory or primarily for sale to customers in the ordinary course of business is a question of fact that depends upon all of the facts and circumstances with respect to the particular transaction. We intend to hold our hotels for investment with a view to long-term appreciation, to engage in the business of acquiring and owning hotels and to make occasional sales of hotels consistent with our investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of these sales are subject to the 100% excise tax.

Risks Relating to Redemption of OP Units

A holder from whom we redeem OP units may have adverse tax consequences.

A holder who has OP units redeemed will be treated for federal and state income tax purposes as having sold the OP units. The sale of these units is a taxable event and the holder thereof will be treated as realizing an amount equal to the sum of the value of the common stock or cash the holder receives plus the amount of OP nonrecourse liabilities allocable to the redeemed OP units. The gain or loss recognized by the holder of OP units is measured by the difference between the amount realized by the holder and the holder’s basis in the OP units redeemed (which will include the amount of our nonrecourse liabilities allocable to the redeemed OP units). It is possible that the amount of gain the holder recognizes could exceed the value of the common stock the holder receives. It is also possible that the tax liability resulting from this gain could exceed the value of the common stock or cash the holder receives.

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

We are involved in various legal proceedings in the normal course of business. On April 27, 2005, we initiated suit against Keystone-Texas Property Holding Corporation (“Keystone”) in the 73rd Judicial District Court of Bexar County, Texas, Case No. 05-CI-14229, seeking a declaration that a provision of our ground lease for the property under the San Antonio Marriott Rivercenter Hotel was valid and claiming that Keystone had breached that lease provision. On April 6, 2006, a Bexar County Court granted an interlocutory motion for summary judgment that the provision was not valid and the lease provision had not been breached. Thereafter, on October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property. We believe that our actions were entirely lawful.

We are vigorously defending this claim and all other claims; however, no assurance can be given as to the outcome of any pending legal proceedings. We believe that the final resolution of any of these claims will not have a material adverse effect on our financial condition.

Item 4.	Submission of matters to a vote of security holders

None.

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as executive officers of Host as of February 23, 2009.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company
Richard E. Marriott Chairman of the Board	70	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

W. Edward Walter President, Chief Executive Officer and Director	53	W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Treasurer in 1998, Executive Vice President in 2000, Chief Operating Officer in 2001, Chief Financial Officer in 2003 and President, Chief Executive Officer and Director in October 2007.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	50	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Minaz Abji Executive Vice President, Asset Management	55	Minaz Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he worked since 1998.

Larry K. Harvey Executive Vice President, Chief Financial Officer and Treasurer	44	Larry K. Harvey rejoined our company in February 2003 as Senior Vice President and Corporate Controller. In February 2006, he was promoted to Senior Vice President, Chief Accounting Officer. He was elected Executive Vice President, Chief Financial Officer and Treasurer in November 2007. Prior to joining us, he served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation. Prior to that, he was our Vice President of Corporate Accounting, before the spin-off of Crestline in 1998.

Gregory J. Larson Executive Vice President, Corporate Strategy and Fund Management	44	Gregory J. Larson joined our company in October 1993. In 1998, Mr. Larson joined the Treasury group as Vice President of Corporate Finance. He assumed leadership of the Investor Relations department in 2000, was promoted to Senior Vice President in 2002, and was elected Treasurer in 2005. In November 2007, Mr. Larson was selected to lead our corporate strategy and fund management business and elected to Executive Vice President.

James F. Risoleo Executive Vice President, Chief Investment Officer	53	James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Executive Vice President in 2000. He is responsible for our development, acquisition and disposition activities, including oversight of our European and Asian joint venture investments.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of the Company

Brian G. Macnamara Senior Vice President, Corporate Controller	49	Brian G. Macnamara joined our company in February 1996, was promoted to Vice President, Assistant Corporate Controller in February 2007, and was elected Senior Vice President, Corporate Controller in September 2007. Prior to serving as Assistant Corporate Controller, Mr. Macnamara served as Vice President, Financial Reporting and Corporate Real Estate.

Pamela K. Wagoner Senior Vice President, Human Resources	45	Pamela K. Wagoner joined our company in October 2001 as Vice President for Human Resources and became Senior Vice President in February 2003.

PART II

Item 5.	Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our OP units and transfers of OP units are restricted by the terms of our partnership agreement. Under the terms of our senior notes indenture and our credit facility, our ability to make distributions and other payments is dependent on our ability to satisfy certain financial requirements. See “Risk Factors—Our ability to make distributions may be limited or prohibited by the terms of our indebtedness or preferred OP units.” The following table sets forth, for the fiscal periods indicated, our distributions declared per common OP unit:

Distributions Declared Per Common Unit
2007
1st Quarter	$0.20
2nd Quarter	0.20
3rd Quarter	0.20
4th Quarter	0.40
2008
1st Quarter	$0.20
2nd Quarter	0.20
3rd Quarter	0.20
4th Quarter	0.05

The number of holders of record of our common OP units on February 23, 2009 was 2,024. The number of outstanding common OP units as of February 23, 2009 was 539,720,593, of which 525,457,900 were owned by Host.

Fourth Quarter 2008 Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased		Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
September 6, 2008—October 5, 2008	4,564,421	*	1 share Host Hotels & Resorts, Inc. Common Stock*	—	—
October 6, 2008—November 5, 2008	587,185	**	1 share Host Hotels & Resorts, Inc. Common Stock**	—	—
November 6, 2008—December 5, 2008	652,910	*	1 share Host Hotels & Resorts, Inc. Common Stock*	—	—
December 6, 2008— December 31, 2008	1,230,687	**	1 share Host Hotels & Resorts, Inc. Common Stock**	—	—

Total	7,035,203			—	—

*	Reflects: (1) common OP units redeemed by holders in exchange for one share of Host’s common stock for each common OP unit and, (2) common OP units cancelled upon cancellation of a corresponding number of shares of Host’s common stock by Host.
**	Reflects common OP units redeemed by holders in exchange for one share of Host common stock for each common OP unit.

Item 6.	Selected Financial Data

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2008. The following information should be read in conjunction with the financial statements and related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition”:

	Calendar year
	2008	2007	2006	2005	2004
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$5,288	$5,411	$4,802	$3,690	$3,391
Income (loss) from continuing operations	420	572	322	119	(92)
Income from discontinued operations(1)	25	181	447	54	91
Net income (loss)	445	753	769	173	(1)
Net income (loss) available to common unitholders	436	744	749	142	(42)
Basic earnings (loss) per common unit:
Income (loss) from continuing operations	.76	1.04	.61	.24	(.37)
Income from discontinued operations	.05	.34	.89	.14	.25
Net income (loss)	.81	1.38	1.50	.38	(.12)
Diluted earnings (loss) per common unit:
Income (loss) from continuing operations	.72	1.01	.60	.24	(.37)
Income from discontinued operations	.04	.32	.89	.14	.25
Net income (loss)	.76	1.33	1.49	.38	(.12)
Cash distributions declared per common OP unit	.65	1.00	.76	.41	.05
Balance Sheet Data:
Total assets	$11,949	$11,810	$11,805	$8,225	$8,401
Debt	5,952	5,625	5,878	5,370	5,523

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties sold and the gain or loss on those dispositions.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a limited partnership operating through an umbrella partnership structure with Host as our sole general partner. As of February 23, 2009, we own 116 luxury and upper-upscale hotel properties and, Host is the largest lodging REIT in the National Association of Real Estate Investment Trust’s composite index. A REIT is a legal entity that owns real estate assets and, through payments of dividends to stockholders, is permitted to reduce or eliminate federal income taxes at the corporate level. Host operates as a self-managed and self-administered REIT and owns approximately 97% of the partnership interests of Host Hotels & Resorts, L.P., or Host LP.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry. The majority of our properties are located in central business districts of major cities, near airports and in resort/conference destinations that benefit from significant barriers to entry by competitors. In 2008, approximately 75% of our revenues were generated by our urban and resort/conference hotels. The classification of a property as luxury or upper-upscale is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations. While our hotels are still subject to competitive pressures, we believe this strategy will allow us to achieve room rate and occupancy premiums over our competitors. We seek to maximize the value of our portfolio through aggressive asset management by assisting the managers of our hotels in optimizing property operations and by completing strategic capital improvements.

Our Customers

The majority of our customers fall into three broad groups: transient business, group business, and contract business, which accounted for approximately 54%, 41% and 5%, respectively, of our 2008 room sales. Similar to the majority of the lodging industry, we further categorize business within these categories based on characteristics they have in common as follows:

Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels, with leisure travelers making up the remainder. Therefore, we will be more significantly affected by trends in business travel versus leisure demand. The four key subcategories of the transient business group are:

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

Group business represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. Examples include a company training session or a social event such as a family reunion. The three key sub-categories of the group business category are:

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

Understanding Our Performance

Our Revenues and Expenses

Our hotels are operated by third-party managers under long-term agreements under which they typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We provide operating funds, or working capital, which the managers use to purchase inventory and to pay wages, utilities, property taxes and other hotel-level expenses. We generally receive a cash distribution from our hotel managers each four-week or monthly accounting period, depending on the manager, which reflects hotel-level sales less property-level operating expenses (excluding depreciation).

Hotel revenue is approximately 98% of our total revenue. The following table presents the components of our hotel revenue as a percentage of our total revenue:

% of 2008 Revenues
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

Hotel operating expenses are approximately 99% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

% of 2008 Operating Costs and Expenses
• Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.	17%

• Food and beverage expense. These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than outlet sales) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.	26%

• Other departmental and support expenses. These expenses include labor and other costs associated with the other ancillary revenues such as parking, golf courses, spas, telephones, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	29%

• Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.	5%

• Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	9%

• Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotel properties and the level of past capital expenditures.	13%

The expense components listed above are based on those presented in our consolidated statements of operations. It is also worth noting that wage and benefit costs are spread among various line items, however, taken separately these costs represent approximately 54% of our hotel operating expenses.

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

RevPAR changes that are driven predominately by occupancy have different implications on overall revenue levels, as well as incremental operating profit than do changes that are driven predominately by average room rate. For example, increases in occupancy at a hotel would lead to increases in rooms revenues and ancillary revenues, such as food and beverage, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in additional room-related costs. As a result, changes in RevPAR driven by increases or decreases in average room rates have a greater effect on profitability than changes in RevPAR caused by occupancy levels.

In discussing our operating results, we present RevPAR and certain other financial data for our hotels on a comparable hotel basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred business interruption due to significant property damage, large scale capital improvements or significant events during these periods.

We also evaluate the performance of our business through non-GAAP financial measures, including funds from operations (“FFO”) per diluted unit and comparable hotel adjusted operating profit. We use FFO per diluted unit as a supplemental measure of company-wide profitability. Another key profitability indicator we use is hotel adjusted operating profit, which is a non-GAAP measure used to evaluate the profitability of our comparable hotels. Hotel adjusted operating profit measures property-level results before debt service and is a supplemental measure of individual property-level profitability. The comparable hotel adjusted operating profit that we discuss is an aggregation of the adjusted operating profit for each of our comparable hotels. Each of the non-GAAP measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and earnings per unit. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance as well as certain limitations of such measures. See “Non-GAAP Financial Measures” in this Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Summary of 2008 Operating Results

During 2008, we were significantly affected by the economic recession in the U.S. and the collapse of the credit markets, which contributed to a significant decrease in business and consumer spending. These factors combined to depress overall lodging demand for us and the lodging industry throughout 2008, which resulted in a year long decline in occupancy levels and, starting in the fourth quarter, a decline in average room rates. We began to experience a decline in comparable RevPAR in the third quarter before decreasing sharply in the fourth quarter. Overall comparable RevPAR decreased 2.6% in 2008 as a result of a decrease in occupancy of 2.4 percentage points, which was partially offset by a .7% in increase in average room rate. Additionally, food and beverage revenues at our comparable hotels decreased 2.9% during 2008. Total revenue decreased $123 million, or 2.3%, to $5.3 billion for the year, primarily due to the decline in RevPAR and food and beverage revenues.

As a result, we have experienced a steady weakening in operating results and a decrease in comparable hotel adjusted operating profit each quarter, though most significantly in the fourth quarter. Net income from continuing operations decreased $152 million in 2008 to $420 million. Net income decreased $308 million to $445 million in 2008. The decrease was primarily due to a decline in operations at our hotels and a decrease in gains on dispositions from $164 million in 2007 compared to $23 million in 2008. Diluted earnings per common unit from continuing operations decreased $.29 to $.72 in 2008, while diluted earnings per unit decreased $.57 to $.76 in 2008. FFO per diluted unit decreased $.17, to $1.74, for 2008. FFO per diluted unit was reduced by $.08 for 2007 due to costs associated with debt repayments or refinancings. There were no such costs incurred in 2008.

We worked to mitigate the decline in revenues and operating income by directing our operators to implement significant contingency plans early in the year to help contain margin deterioration. These cost-cutting measures included right-sizing the work force to the amount of business being generated, not filling vacant positions, reducing discretionary spending, delaying the implementation of brand standards, closing restaurant outlets or modifying hours of operations, as well as closing specific floors or towers to reflect the decrease in occupancy. While these efforts have been successful in reducing operating costs, other expenses such as wages and benefits, real estate taxes and utilities increased at above inflationary rates in 2008. In addition to our cost-cutting measures, our managers accessed additional revenue channels, particularly e-commerce channels, in an effort to offset the decline in revenues from more traditional sources.

Investing Activities

Acquisitions/Dispositions

Domestically, we did not complete any acquisitions during 2008. During the first half of 2008, as lodging fundamentals weakened, the luxury and upper-upscale hotels that were marketed did not meet our investment criteria. During the second half of 2008, the economic recession deepened and the ability to obtain financing for acquisitions became extremely limited and only at much lower leverage ratios and at significantly higher interest rates. Consequently, very few hotels were marketed or sold. Management believes that there may be an increase in the number of assets available for purchase late in 2009 and in 2010 as a result of the current recessionary environment and illiquid credit market.

Our European joint venture in which we hold a 32.1% interest, was able to successfully complete the purchase of the 270-room Crowne Plaza Amsterdam City Centre for approximately €72 million (U.S. $113 million) in April 2008.

On February 17, 2009, we disposed of the Hyatt Regency Boston for net proceeds of approximately $113 million, including the return of reserves held by the manager. We anticipate that we will recognize a gain on the disposition of approximately $20 million, net of tax, in 2009. During 2008, we disposed of the Sheraton Tampa Suites Airport Hotel and the Host Airport Hotel Sacramento. Proceeds from these dispositions were approximately $39 million and we recorded a gain of $23 million, net of tax, in 2008.

Capital Expenditures

We recently completed a three-year $1.8 billion capital expenditure program, which we believe significantly enhances the competitiveness of our properties. This program consisted of renewal and replacement, ROI/repositioning and value enhancement projects in a broad array of areas including lobbies and public spaces, food and beverage facilities, spas, retail outlets, meeting space and rooms as well as energy conservation and other non-public areas of the properties. We spent approximately $695 million on capital expenditures in 2008, including $321 million on ROI/repositioning projects and value enhancement projects at 17 properties. These amounts include the application of a $23 million deposit made in 2007. These projects included:

•	the completion of a 105,000 square foot exhibit hall at the Orlando World Center Marriott in 2007;

•

the construction of new food and beverage facilities, renovation of all existing break-out space and the construction of the new 26,000 square foot Atrium Ballroom at the Atlanta Marriott Marquis in 2007 and 2008; and

•	the construction of an 8,300 square foot meeting space addition and the renovation of over 60,000 square feet of public space and food and beverage facilities at the San Francisco Marriott in 2008.

Additionally, our renewal and replacement capital expenditures totaled $374 million during 2008 and included the renovation of over 11,900 rooms and over 465,000 square feet of meeting space. As a result of these efforts and in an effort to improve future liquidity, we anticipate reducing total capital expenditures to approximately $340 million to $360 million in 2009, which represents approximately one-half of the 2008 level. A significant portion of our spending in 2009 will be dedicated to projects that are already in process. Additionally, we may reduce the level of expenditures further if the economic recession is longer or deeper than currently anticipated.

Financing Activities

The volatility and disruption in the credit markets in the latter half of 2008 was dramatic and has resulted in significantly higher interest rates for all types of financing, as well as greatly reduced availability for many of the traditional forms of financing such as collateralized mortgage backed securities and other secured debt financings. As noted above, this not only affected the ability to acquire or dispose of assets, but also to refinance existing debt. For example, during the fourth quarter of 2008, yields on BB rated senior notes peaked at approximately 15%, or approximately 1350 basis points over treasury rates. This is compared to yields of approximately 8.5% and spreads of approximately 450 basis points in the fourth quarter of 2007. While spreads tightened by 250 to 350 basis points since mid-December 2008, they are still well above the historical average. Due to this uncertainty in the financial markets, we increased our available cash position by drawing $200 million on the revolving portion of the credit facility in September 2008. As a result of prior year efforts to establish a capital structure with the appropriate mixture of debt and equity and balanced maturities, we ended 2008 with strong interest coverage and leverage ratios under our credit facility and senior notes covenants (See “–Financial Condition”). Currently, our debt maturities in 2009 are approximately $321 million, including $11 million of principal amortization, which we have the ability to either refinance or repay. Subsequent to the closing of the sale of the Hyatt Regency Boston on February 17, 2009, we have over $600 million of cash and cash equivalents and $400 million of capacity under our credit facility revolver.

2009 Outlook

We believe the recessionary economic environment expected for 2009, specifically declining GDP, employment, business investment, corporate profits and consumer spending, will negatively impact the demand for lodging in both the business and leisure components of our business. When looking at historical relationships, the current 2009 consensus estimates for the key economic drivers would suggest an overall decrease in industry lodging demand ranging from 3% to 5%. We believe that lodging demand will decline in 2009 and, in particular, we expect lodging demand in the luxury segment will continue to underperform other segments as consumers trade down to less expensive alternatives. We do not anticipate an improvement in lodging demand until the current economic trends reverse course, particularly the expected continued weakness in the overall economy and the lack of liquidity in the credit markets. While new supply in 2009 is expected to be moderately above historical average, we expect that as a result of the current fiscal environment increases in lodging supply over the next few years will likely slow significantly. This may be particularly relevant for the markets and lodging sectors in which we compete due to the long-term planning and high level of investment associated with these properties.

We believe that the economic slowdown will significantly affect both the group and transient elements of our business. We believe group demand will continue to decline as companies reduce travel expenditures, which will lead to increased cancellations, diminished booking activity and reduced attendance. Similarly, the reduction in corporate travel budgets will affect the transient business traveler. The consumer-led elements of this economic slowdown will also result in a disproportionate impact to leisure-dependent destinations, such as Hawaii and Florida, as domestic and international households are likely to reduce discretionary spending.

In 2008, Host declared a total dividend of $.65 per share. Host intends to suspend its regular quarterly dividend in 2009 and instead Host expects to declare a $.30 to $.35 per share common dividend in the fourth quarter, which may be paid either in cash or in a combination of cash and shares of its common stock. Funds used by Host to pay dividends are provided through distributions from us. The amount of any dividend will be determined by Host’s Board of Directors. Host intends to continue paying dividends on its preferred stock.

The general economic trends discussed above make it a difficult environment to predict operating results for our hotels for 2009. Therefore, there can be no assurances that we will not experience further declines in hotel revenues or earnings at our properties for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy and changes in travel patterns.

Results of Operations

The following table reflects certain line items from our audited statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	2008	2007	% Change 2007 to 2008	2006		% Change 2006 to 2007
Revenues
Total hotel sales	$5,170	$5,291	(2.3)%		$4,683	13.0%
Operating costs and expenses:
Property-level costs(1)	4,489	4,444	1.0		3,962	12.2
Corporate and other expenses	58	69	(15.9)		94	(26.6)
Gain on insurance settlement	7	51	(86.3)		13	N/M (4)
Operating profit	748	949	(21.2)		759	25.0
Interest expense	341	422	(19.2)		450	(6.2)
Minority interest expense	3	6	(50.0)		10	(40.0)
Income from discontinued operations	25	181	(86.2)		447	(59.5)
Net income	445	753	(40.9)		769	(2.1)
All hotel operating statistics(2):
RevPAR	$140.35	$142.81	(1.7)%		$133.48	7.0%
Average room rate	$196.70	$194.71	1.0%		$182.56	6.7%
Average occupancy	71.4%	73.3%	(1.9) pts.		73.1%	0.2 pts.
Comparable hotel operating statistics(3):
RevPAR	$142.51	$146.39	(2.6)%	$	N/A	5.8%
Average room rate	$199.10	$197.76	0.7%	$	N/A	5.7%
Average occupancy	71.6%	74.0%	(2.4) pts.		N/A	0.1 pts.

(1)	Amount represents operating costs and expenses per our consolidated statements of operations less corporate and other expenses and the gain on insurance settlement.
(2)	Operating statistics are for all properties as of December 31, 2008, 2007, and 2006 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for 2008 and 2007 are based on 115 comparable hotels as of December 31, 2008. The percent change from 2006 to 2007 is based on 93 comparable hotels as of December 31, 2007.
(4)	N/M=Not Meaningful

Hotel Sales Overview

	2008	2007	% Change 2007 to 2008	2006	% Change 2006 to 2007
	(in millions)		(in millions)
Revenues
Rooms	$3,216	$3,293	(2.3)%	$2,915	13.0%
Food and beverage	1,601	1,642	(2.5)	1,471	11.6
Other	353	356	(0.8)	297	19.9

Total hotel sales	$5,170	$5,291	(2.3)	$4,683	13.0

2008 Compared to 2007

Hotel sales declined in 2008 due to decreases in occupancy at our properties, as well as decreases in food and beverage and other revenue items. Sales for properties disposed of in both years have been reclassified as discontinued operations. See “Discontinued Operations” below.

Comparable hotel RevPAR decreased 2.6%. The decrease in RevPAR was the result of a 2.4 percentage point decrease in occupancy which was slightly offset by a .7% increase in average room rates. Occupancy was negatively affected by the decrease in overall lodging demand.

Food and beverage revenues for our comparable hotels decreased 2.9%, primarily due to decreased sales from our catering and banquet business and meeting room rentals and the decline in occupancy at our hotels. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and other fees, were down slightly.

While management evaluates the performance of each individual hotel against its competitive set in a given market, overall we evaluate the portfolio operating results using three different criteria: property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information for 2008 and 2007:

Comparable Hotels Portfolio by Property Type(a)

	As of December 31, 2008		Year ended December 31, 2008			Year ended December 31, 2007			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	53	32,388	$215.42	74.1%	$159.60	$211.97	77.0%	$163.22	(2.2)%
Suburban	34	12,904	158.42	65.5	103.81	157.39	67.9	106.90	(2.9)
Airport	15	7,208	138.39	74.0	102.45	139.04	75.3	104.72	(2.2)
Resort/ Conference	13	8,082	248.61	69.0	171.45	253.45	70.7	179.12	(4.3)

All Types	115	60,582	199.10	71.6	142.51	197.76	74.0	146.39	(2.6)

(a)	The reporting period for 2008 is from December 29, 2007 to December 26, 2008 and for 2007 is from December 30, 2006 to December 28, 2007 for our Marriott hotels. For further discussion, see “Reporting Periods”.

For 2008, RevPAR decreased across all of our hotel property types. RevPAR at our resort/conference properties have been particularly affected by the current economic recession due to reduced consumer spending and increased travel costs. In particular, our Hawaiian properties have seen a dramatic decline in RevPAR as a result of decreased airlift to the Hawaiian islands and overall weak demand in this market. RevPAR at our urban, airport and suburban hotels also declined due to the overall decline in lodging demand.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for 2008 and 2007:

Comparable Hotels by Region(a)

	As of December 31, 2008		Year ended December 31, 2008			Year ended December 31, 2007			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	27	15,934	$198.45	73.7%	$146.16	$200.99	75.9%	$152.60	(4.2)%
Mid-Atlantic	11	8,684	266.72	79.2	211.16	260.84	82.6	215.51	(2.0)
North Central	14	6,175	152.23	65.5	99.72	153.96	69.3	106.63	(6.5)
Florida	9	5,676	211.20	69.7	147.21	209.60	69.6	145.95	0.9
New England	11	5,663	176.34	70.9	125.04	176.22	74.7	131.68	(5.0)
DC Metro	13	5,666	199.15	74.5	148.30	198.34	75.6	150.03	(1.2)
South Central	8	4,358	165.49	68.0	112.48	158.80	70.1	111.35	1.0
Mountain	8	3,364	170.73	64.6	110.35	166.75	67.9	113.22	(2.5)
Atlanta	7	2,589	190.52	65.4	124.68	197.10	68.6	135.13	(7.7)
International	7	2,473	170.63	68.1	116.22	156.37	69.3	108.30	7.3

All Regions	115	60,582	199.10	71.6	142.51	197.76	74.0	146.39	(2.6)

(a)	The reporting period for 2008 is from December 29, 2007 to December 26, 2008 and for 2007 is from December 30, 2006 to December 28, 2007 for our Marriott hotels. For further discussion, see “Reporting Periods”.

In terms of RevPAR growth, our International region was the top performing region due to RevPAR growth at our Chilean and Canadian hotels and the impact of favorable foreign currency exchange rates. Comparable hotel RevPAR growth in our Florida region was driven by RevPAR growth at the Harbor Beach Marriott where we benefited from prior year disruption caused by rooms renovations and the Orlando World Center Marriott where significant discounting drove transient demand. RevPAR results were partially offset by rooms’ renovations at three hotels in the region, as well as the impact of Hurricane Fay. RevPAR growth in the South Central region was the result of year-over-year growth in our Houston market which had a strong fourth quarter due to Hurricane Ike induced demand as well as our San Antonio properties, which experienced strong group business because of recent renovations in the fourth quarter of 2007.

The RevPAR decline in our Pacific region was driven by the 17.1% RevPAR decline at our Hawaiian properties and a 3.8% decline at our San Diego properties. The region’s best performer based on RevPAR growth was the San Francisco market which had a 1.9% increase in RevPAR, however, the RevPAR growth was concentrated in the first half of the year, as RevPAR in San Francisco declined significantly in the fourth quarter. RevPAR in our New England region also declined, reflecting decreased demand at our Boston hotels due to fewer city-wide events and softening leisure demand. In addition, we experienced higher group attrition and cancellations than in prior periods.

The North Central region underperformed other regions, as results in Chicago were particularly weak due primarily to renovations at three of our Chicago properties and lower transient demand. The Atlanta region also underperformed in comparison to the overall portfolio due to weak group bookings, lower transient demand and increased supply. RevPAR in our Mountain region also declined as the Phoenix market continued to struggle due to lower group and transient demand and rooms’ renovations at two hotels.

Hotel Sales by Business Mix.    The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 108 of our hotels for which business mix data is available from our managers.

In 2008, overall transient average daily rates decreased 1.3% when compared to last year while our overall group average room rate increased almost 3.9% over the prior year as most of the business was contracted prior to any significant downturn. We expect that booking pace will continue to slow as the weaker economy slows demand growth and, as a result, we expect increased competition in terms of pricing will put added pressure on rates.

2007 Compared to 2006

Hotel sales growth for 2007 was due to increases in RevPAR, as well as increases in food and beverage and other revenue items. Hotel sales for 2007 also reflect a full year of operations for the Starwood Portfolio and include $1,056 million and $755 million in 2007 and 2006, respectively, from these properties. Sales for properties sold in both years have been reclassified as discontinued operations. See “Discontinued Operations” below.

Comparable Hotel RevPAR increased 5.8% (as of December 31, 2007, 93 of our 119 hotels were classified as comparable hotels). The increase in RevPAR was the result of strong growth in average room rates and a slight increase in occupancy. The growth in average room rate was driven by increasing demand due to strong economic growth in the first half of 2007 and low growth in the supply of new luxury and upper upscale hotels. As a result of these trends, our operators were able to continue to increase room rates, while marginally improving the year-over-year occupancy levels. However, occupancy was affected at a number of our hotels by our capital expenditure program, which is described below, as well as weakness in individual markets.

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

Comparable Hotel Sales by Property Type

The following table sets forth performance information for 2007 and 2006:

Comparable Hotels By Property Type(a)

	As of December 31, 2007		Year ended December 31, 2007			Year ended December 31, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Urban	40	23,518	$210.60	77.1%	$162.32	$196.92	76.8%	$151.21	7.3%
Suburban	27	10,580	158.52	67.3	106.73	149.14	67.5	100.62	6.1
Airport	15	6,557	142.90	74.0	105.69	137.58	72.7	100.02	5.7
Resort/ Conference	11	6,825	261.94	70.4	184.44	253.31	71.8	181.91	1.4

All Types	93	47,480	197.75	73.5	145.37	187.05	73.4	137.36	5.8

(a)	The reporting period for 2007 for our Marriott hotels is from December 30, 2006 to December 28, 2007 and for 2006 is from December 31, 2005 to December 29, 2006.

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

Comparable Hotel Sales by Geographic Region

The following table sets forth performance information for 2007 and 2006:

Comparable Hotels By Region(a)

	As of December 31, 2007		Year ended December 31, 2007			Year ended December 31, 2006			Percent Change in RevPAR
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR
Pacific	22	12,016	$211.60	75.1%	$158.90	$200.75	74.5%	$149.49	6.3%
Mid-Atlantic	8	5,870	248.56	81.3	202.12	227.45	79.9	181.76	11.2
North Central	11	4,586	160.44	70.6	113.22	154.63	72.3	111.87	1.2
Florida	9	5,663	209.60	69.6	145.95	203.71	70.2	142.94	2.1
New England	6	3,032	182.63	77.8	142.10	170.11	76.9	130.81	8.6
DC Metro	12	5,399	197.41	75.4	148.78	192.23	73.1	140.51	5.9
South Central	7	4,126	152.88	70.5	107.77	144.72	71.6	103.63	4.0
Mountain	6	2,210	142.20	64.8	92.08	132.71	65.5	86.98	5.9
Atlanta	7	2,625	197.10	68.6	135.13	188.61	70.5	132.97	1.6
International	5	1,953	165.19	69.8	115.31	151.61	72.0	109.21	5.6

All Regions	93	47,480	197.75	73.5	145.37	187.05	73.4	137.36	5.8

(a)	The reporting period for 2007 for our Marriott hotels is from December 30, 2006 to December 28, 2007 and for 2006 is from December 31, 2005 to December 29, 2006.

For 2007, our Mid-Atlantic region was the top performing region due to exceptional RevPAR growth by our New York City hotels driven by strong business and leisure transient demand and average room rate increases. The New England region also performed well due to increased city-wide events in the Boston market, particularly during the second half of the year, as this market was affected by lower levels of group and transient demand during the first half of the year.

Increases in RevPAR for our Pacific, DC Metro and Mountain regions were generally consistent with the levels for the overall portfolio. Increases in RevPAR in our Pacific region were driven by the Los Angeles and San Francisco markets. The Los Angeles market grew due to increased average room rates for transient business along with a strong group base. The San Francisco market had a strong year driven by city-wide events. The growth in the DC Metro region was driven by the performance of our downtown hotels, which was partially offset by weak performance by our suburban properties in the region.

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

2008 compared to 2007 and 2007 compared to 2006

Property-level Operating Expenses

	2008	2007	% Change 2008 to 2007	2006	% Change 2007 to 2006
	(in millions)		(in millions)
Rooms	$792	$787	0.6%	$695	13.2%
Food and beverage	1,171	1,192	(1.8)	1,080	10.4
Other departmental and support expenses	1,304	1,287	1.3	1,156	11.3
Management fees	247	269	(8.2)	223	20.6
Other property-level expenses	393	393	—	359	9.5
Depreciation and amortization	582	516	12.8	449	14.9

Total property-level operating expenses	$4,489	$4,444	1.0	$3,962	12.2

Property-level operating expenses increased each year from 2006 through 2008 due to several factors. In 2008, the 1% increase was primarily due to an increase in depreciation expense due to our extensive $1.8 billion capital expenditure program from 2006 to 2008. This was offset by a decline in revenue driven costs, primarily management fees, reflecting our decline in operations during the second half of the year. By contrast, in 2007, all property-level costs increased, reflecting inflation, increases in revenue-driven costs and the effect of our capital expenditures on our depreciation expense. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflationary increases and revenues, though the effect on specific costs will differ. For example, utility costs include a fixed component but will increase based on occupancy and with inflation, while depreciation expense is fixed except for the effects of property transactions (i.e. acquisitions, capital expenditures, dispositions, etc.). Similarly, management fees are directly affected by total revenues, as well as the level of operating profit at each property. Additionally, 2008 and 2007 property-level operating expenses include the property-level expenses of the Starwood Portfolio for a full year of approximately $844 million and $843 million, respectively. Comparatively, property-level operating expenses for 2006 include Starwood Portfolio expenses for the period from April 10, 2006 (the purchase date) through December 31, 2006 of $593 million. Property-level operating expenses exclude the costs associated with hotels we have sold, which are included in discontinued operations.

Other Income Statement Line Items

Corporate and Other Expenses.    Corporate and other expenses primarily consist of employee salaries and benefits including stock-based compensation expense, as well as other costs such as travel, corporate insurance, audit fees, building rent and system costs. Corporate expenses decreased approximately $11 million in 2008 from 2007 and approximately $25 million in 2007 from 2006 due to the decrease in compensation expense recorded for Host’s liability classified stock-based compensation awards as the market performance criteria for the issuance of Host’s restricted stock were not met and fewer shares were earned. Additionally, 2006 included non-recurring costs of approximately $7 million associated with the Starwood acquisition.

Gain on Insurance Settlement.    We recorded a gain on insurance settlement of $7 million in 2008, $51 million in 2007 and $13 million in 2006. The gains primarily relate to the insurance proceeds received for both business interruption and property damage following Hurricanes Katrina and Wilma which occurred during September and October 2005. The hurricanes caused substantial business interruption and property damage at our New Orleans Marriott and at five of our hotels located in southern Florida.

During 2008, the gain of $7 million primarily represents the release of contingencies related to an insurance settlement reached for business interruption incurred at the New Orleans Marriott. During 2007, we recognized a gain of $30 million related to business interruption insurance proceeds received as a result of lost profit primarily at our New Orleans Marriott. Additionally, all of the insurance gains of $13 million in 2006 represent business interruption insurance proceeds.

The remaining gain of $21 million in 2007 related to insurance proceeds for property damage sustained by these properties. The gain represents the insurance proceeds received in excess of the insurance receivable recorded on the balance sheet at the date of loss. The insurance receivable reflected the book value of the property and equipment written off and repairs and maintenance costs incurred from the hurricanes. We recognize the gains on insurance settlements once all contingencies are met, and, as a result, none of the property insurance proceeds were recognized in income during 2005 or 2006.

Interest Income.    The $17 million decline in interest income for 2008 when compared to 2007 is primarily due to lower interest rates during 2008, as well as a slightly lower weighted average cash balance for the full year 2008 compared to 2007. The increase of $4 million from 2006 to 2007 was primarily due to an increase in the weighted average cash balance in 2007.

Interest Expense.    The decrease of $81 million in interest expense for 2008 is primarily due to an expense of $45 million related to call premiums and the acceleration of the amortization of deferred financing costs associated with debt prepayments during 2007 compared to an $18 million gain in 2008 related to the repurchase of $100 million principal amount of our 2004 Debentures. The decline in interest expense also reflects the decrease in our weighted average interest rate of 0.2 percentage points to 5.8%.

The decrease of $28 million in interest expense in 2007 is primarily due to a net decrease in debt of approximately $253 million and a decrease in our weighted average interest rate of 0.8 percentage points to 6.0%. The decrease is partially offset by call premiums and the acceleration of the amortization of deferred financing costs associated with debt prepayments totaling $45 million for 2007 compared to similar costs of $17 million for 2006.

Equity in Earnings (Losses) of Affiliates.    In 2008, our share of income of affiliates decreased by $21 million compared to 2007 primarily due to a decrease in earnings from our joint venture in Europe and the write-off of costs associated with a terminated transaction. However, in 2007, our share of income of affiliates increased by $17 million compared to 2006 primarily due to an increase in earnings from our European joint venture, which was formed in April of 2006.

Discontinued Operations.    Discontinued operations consist of two hotels disposed of in 2008, nine hotels disposed of during 2007 and seven hotels disposed of in 2006 and represent the results of operations and the gains on the disposition of these hotels during the periods. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in millions):

	2008	2007	2006
Revenues	$6	$50	$178
Income before taxes	2	18	31
Gain on disposals, net of tax	23	164	416

Liquidity and Capital Resources

Overview

We seek to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity to provide financial flexibility given the inherent volatility in the lodging industry. During this period of economic uncertainty, we have taken several steps to preserve capital and increase liquidity, including the third quarter draw of $200 million on our credit facility, the reduction of Host’s dividend beginning in the fourth quarter and the implementation of cost savings initiatives at both the corporate and hotel level which will include a reduction in 2009 in capital expenditures to approximately one-half of the 2008 level. We believe, as a result of all of the above-mentioned efforts and the overall strength of our balance sheet, we have sufficient liquidity and access to capital markets to withstand the anticipated decline in operating cash flow in 2009 and pay our debt maturities, fund our capital expenditure programs and maintain compliance with our debt financial covenants. We continue to maintain higher than historical cash levels due to uncertainty in the credit markets and we intend to do so until the credit markets stabilize.

Cash Requirements.    We use cash for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses and distributions to unitholders. As a REIT, Host is required to distribute at least 90% of its taxable income (excluding net capital gain) to its stockholders. Funds used by Host to pay dividends are provided through distributions from us. Our sources of cash are cash from operations, proceeds from the sale of assets, borrowings under our credit facility and our ability to obtain additional financing through various capital markets.

Set forth below is a schedule of our debt maturities through 2011. Our near term debt maturities in 2009 and 2010 are relatively low. While maturities in 2011 total $825 million, they include borrowings under the revolver portion of the credit facility, as well as the $210 million credit facility term loan and the Orlando Marriott World Center mortgage, all of which are subject to extension at our option if certain requirements are met. See “—Financial Condition” for more information on our debt maturities.

Debt Maturities 2009—2011

(in millions)

	2009(1)	2010	2011
San Diego Marriott Hotel & Marina mortgage	$175	$—	$—
Westin Kierland mortgage	134	—	—
3.25% Exchangeable Senior Debentures(2)	—	400	—
Mortgage loan on four Canadian properties.	—	—	105
Orlando Marriott World Center mortgage(3)	—	—	300
Credit facility (including the $210 million term loan)(4)	—	—	410
Principal amortization on other debt	12	11	10

Total Maturities	$321	$411	$825

(1)	We provided notice to the lender of the approximately $34 million mortgage on the Westin Indianapolis that we will prepay the debt in March 2009.
(2)	Our 3.25% Exchangeable Senior Debentures are due in 2024 but are subject to a put option by the holders in 2010.
(3)	This mortgage is subject to two, one-year extension options provided that debt coverage exceeds certain ratios and other conditions are met.
(4)	Our credit facility may be extended for one year provided that our leverage ratio is below 6.75x. See “—Financial Condition” for further discussion.

As of December 31, 2008, we had $508 million of cash and cash equivalents, which was an increase of $20 million from December 31, 2007. In the first quarter of 2009, we paid the fourth quarter common and preferred distribution of $29 million and received $113 million net proceeds from the sale of the Hyatt Regency Boston, including the return of reserves held by the manager. We also have $400 million available under our credit facility. During 2009, our primary uses of cash will be debt maturities, capital expenditures at our hotels and REIT distribution requirements. Additionally, Host may take advantage of its ability to satisfy up to 90% of its dividend requirements through the issuance of common stock dividends in order to conserve cash.

Capital Resources.    We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Therefore, our financial flexibility (including our ability to incur debt, pay distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants, which include, among others, the allowable amounts of leverage, coverage and fixed charges. Since 2003, we have improved our financial covenant ratios through a number of transactions that have extended our weighted average maturity and reduced interest costs. As a result of these efforts, our weighted average interest rate has declined significantly, from 7.7% at December 31, 2003 to 5.8% at December 31, 2008 and our weighted average maturities have remained consistent at approximately five years. Additionally, since December 31, 2006, we have reduced our secured mortgage indebtedness by approximately 29% to $1.4 billion, which represents approximately 24% of our overall indebtedness and is secured by 14 of our hotels. As of December 31, 2008, approximately 80% of our hotels (as measured by revenues) are unencumbered by mortgage debt. Given the flexibility provided by the structure of our balance sheet, we will look to access both the market for our senior notes and the secured mortgage debt markets, based on relative pricing and capacity, to fund our cash requirements. We may, at any time, seek to access such markets in the event that we determine that the terms and conditions available to us are advantageous based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other circumstances. See “—Financial Condition” for further discussion of our restrictive covenants.

Debt transactions.    During 2008, we entered into a $210 million term loan and borrowed $200 million of our available $600 million capacity under the revolver portion of our credit facility. We also refinanced our $208 million mortgage loan on the Orlando World Center Marriott through the issuance of a $300 million floating rate mortgage loan. In addition, we repurchased $100 million principal amount of our 3.25% Exchangeable Senior Debentures for approximately $82 million, for a gain of approximately $18 million in 2008. As of December 31, 2008, our debt has an average maturity of 4.6 years and a weighted average interest rate of 5.8%.

In addition to the above financing activities, we paid approximately $16 million of principal amortization of mortgage debt in 2008 and repaid the $33.5 million mortgage secured by our Scottsdale Marriott at McDowell Mountains, which matured in December 2008.

We may continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions when available. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and Funds From Operations, or FFO per diluted unit, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Specifically, interest expense includes $45 million for 2007 for call premiums, the acceleration of deferred financing costs and original issue discount and the termination of related interest rate swap agreements associated with debt prepayments.

Counterparty Credit Risk.    We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. As a result of the recent bankruptcy and insolvency of several high-profile, well-respected financial institutions, we have performed additional assessments to determine the impact, if any, of these market developments on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, the amounts due and services performed by our managers and amounts due or payable under our derivative contracts. Currently, our credit exposure in each of these cases is limited. Our exposure with regard to our cash and the $400 million available under our credit facility is mitigated as the credit risk is spread among a diversified group of investment grade financial institutions. Amounts due from the managers of our hotels generally reflect the operations of the hotel in the immediately preceding period and the working capital at the hotels. These amounts totaled $65 million as of December 31, 2008 and we consider the risk that our managers will fail to meet the payment obligations to be remote. Currently, our exposure risk related to our derivative contracts totals $6 million and the counterparties are investment grade financial institutions.

Partners’ Capital Transactions.    On February 19, 2008, Host’s Board of Directors authorized a program to repurchase up to $500 million of Host’s common stock and equity-related securities. The securities may be purchased in the open market or through private transactions, depending upon market conditions. We will redeem an equivalent number of common OP units from Host for each common share repurchased. The plan does not obligate Host to repurchase any specific number of shares and may be suspended at any time at Host’s discretion. As of December 31, 2008, Host has repurchased 6.5 million common shares valued at approximately $100 million and repurchased $100 million principal amount of our 3.25% Exchangeable Senior Debentures for approximately $82 million. As a result of these purchases, Host currently has approximately $318 million left under the Board’s authorization for future repurchases.

Non-cash Investing and Financing Activities.    On March 12, 2008, we acquired the remaining limited partnership interests in Pacific Gateway Ltd., which owns the San Diego Marriott Hotel and Marina, and other economic rights formerly held by our outside partner, including the right to receive 1.7% of the hotel’s sales, in exchange for 5,575,540 OP units. The OP units were valued at $93 million based on the closing stock price on such date for Host, or $16.68.

Acquisitions and Dispositions.    On February 17, 2009, we disposed of the Hyatt Regency Boston for net proceeds of approximately $113 million, including the return of reserves held by the manager. We anticipate that we will recognize a gain on the disposition of approximately $20 million, net of tax, in 2009. During 2008, we disposed of two domestic properties for total proceeds of approximately $39 million and recorded a gain of approximately $23 million, net of tax.

In April 2008, the European joint venture acquired the Crowne Plaza Amsterdam City Centre for approximately €72 million (US $113 million), including our investment of €3 million (US $5 million) and the issuance of approximately €53.3 million of mortgage debt.

We may acquire additional properties through various structures, including transactions involving single assets, portfolios, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from sales of properties from our existing portfolio, the incurrence of debt, available cash, advances under our credit facility, proceeds from equity offerings of Host, or issuance of OP units by Host LP.

Capital Expenditures.    During 2008, we continued our extensive capital expenditure program, which included the renovation of approximately 11,900 rooms and approximately 465,000 square feet of meeting space. In 2008, our capital expenditures totaled $695 million, including the application of $23 million of deposits made in 2007. For 2008, renewal and replacement capital expenditures were approximately $374 million, as compared to $267 million in 2007. Our renewal and replacement capital expenditures are generally funded by the furniture, fixtures and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $321 million on repositioning/ROI and value enhancement projects in 2008, as compared to $346 million in 2007. These projects are expected to enhance the competitiveness of our properties and should help drive operating performance, particularly during the current economic recession, by separating and differentiating our properties from those of our competitors. As a result of this extensive capital expenditure program, we believe that our properties will remain in a strong competitive position with respect to their market competitors despite our planned reduction in capital expenditures in 2009.

Sources and Uses of Cash

During 2008, our primary sources of cash included cash from operations, proceeds from debt issuances and refinancings and proceeds from hotel dispositions. Uses of cash during the year primarily consisted of capital expenditures, distributions, stock repurchases and debt repayments and repurchases. Significant uses of cash during 2009 will include the repayment or repurchase of our debt maturing in the near-term, capital expenditures at our hotels and distributions to unitholders. Other uses may include, among others, investment in our European and Asian joint ventures or hotel acquisitions. We anticipate that our primary sources of cash for 2009 will include cash from operations and proceeds from hotel dispositions, debt issuances or equity issuances by Host.

Cash Provided by Operations.    Our cash provided by operations for 2008 increased $19 million to $1.0 billion compared to 2007, due primarily to a reduction in interest expense which was partially offset by declines in operations at our hotels.

Cash Used in Investing Activities.    Approximately $716 million of cash was used in investing activities during 2008. This included approximately $672 million of capital expenditures (net of the $23 million deposit) and $77 million of investments primarily in our European joint venture, partially offset by $38 million of proceeds from the dispositions of the Sheraton Tampa Suites Airport and the Host Airport Hotel Sacramento.

The following table summarizes significant investing activities that have been completed since the beginning of January 2007 (in millions):

Transaction Date		Description of Transaction	(Investment) Sale Price
Acquisitions/ Investments
April-December	2008	Investment in European joint venture(1)	$(76)
August	2007	Investment in European joint venture(2)	(12)
February	2007	Purchase of the Atlanta Marriott Perimeter Center ground lease	(15)

		Total acquisitions	$(103)

Dispositions/ Return of Investment
February	2009	Disposition of Hyatt Regency Boston	$113
January	2009	Return of investment in European joint venture(1)	40
July	2008	Disposition of Host Airport Hotel Sacramento	15
April	2008	Disposition of Sheraton Suites Tampa Airport	24
December	2007	Disposition of Sheraton Tucson	25
November	2007	Disposition of Minneapolis Marriott Southwest	45
August	2007	Disposition of excess land	5
February	2007	Disposition of Miami Airport Marriott	57
February	2007	Disposition of Raleigh Marriott Crabtree Valley	48
February	2007	Disposition of the Fairview Park Marriott	109
January	2007	Disposition of Sheraton Milwaukee Brookfield Hotel	28
January	2007	Disposition of Sheraton Providence Airport Hotel	10
January	2007	Disposition of Capitol Hill Suites	39
January	2007	Disposition of Marriott Mountain Shadows Resort	42

		Total dispositions	$600

(1)	Represents our investments for the acquisitions of the Crowne Plaza Amsterdam City Centre, as well as our investments to acquire a portfolio of hotels. The portfolio transaction was terminated in 2008 and therefore the European joint venture returned approximately $40 million of these funds in January 2009.
(2)	Represents our investment for the acquisition of three hotels located in Brussels, Belgium.

Cash Provided by/Used in Financing Activities.    Net cash used in financing activities was $284 million for 2008, as compared to $685 million in 2007. During 2008 and 2007, cash used in financing activities consisted of debt prepayments or repurchases and unit repurchases of approximately $427 million and $1.3 billion, respectively, and scheduled principal repayments of $16 million and $35 million, respectively. Cash provided by financing activities in 2008 and 2007 included the issuance of debt securities for proceeds of approximately $702 million and $1.0 billion, respectively, net of financing costs.

During 2008 and 2007, our common OP unit distributions increased $82 million to $542 million as the 2008 distributions included the payment of the $.40 per unit fourth quarter 2007 distribution compared to the $.25 fourth quarter 2006 distribution that was paid in 2007. We also made a $9 million distribution on our preferred OP units for both 2008 and 2007, respectively.

The following table summarizes significant debt (net of deferred financing costs) and partners’ capital transactions since the beginning of January 2007 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt
December	2008	Repayment of 6.08% mortgage on the Scottsdale McDowell Mountains	$(34)
October- November	2008	Repurchase of $100 million aggregate principal of the 2004 Exchangeable Senior Debentures	(82)
September	2008	Draw on the credit facility revolver	200
June	2008	Proceeds from 4.93% Orlando World Center Marriott mortgage refinancing(1)	296
June	2008	Repayment of the 7.48% mortgage on the Orlando World Center Marriott	(208)
May	2008	Proceeds from the credit facility term loan	44
April	2008	Repayment of the credit facility revolver	(100)
April	2008	Proceeds from the credit facility term loan	162
March	2008	Draw on the credit facility revolver	100
October	2007	Repayment of New Orleans Marriott, San Antonio Marriott Rivercenter, San Ramon Marriott and Santa Clara Marriott mortgages with an interest rate of 8.22%	(190)
June	2007	Repayment of 9.375% senior notes	(6)
May	2007	Defeasance of 7.61% CMBS loan	(514)
April	2007	Prepayment of the Philadelphia Marriott Convention Center mortgages with a weighted average interest rate of 8.52%	(96)
April	2007	Prepayment of the 8.41% Four Seasons Hotel, Atlanta mortgage	(33)
March	2007	Proceeds from the issuance of 2007 Exchangeable Senior Debentures due 2027	589
March	2007	Prepayment of the 7.42% mortgage on the JW Marriott, Washington, D.C.(2)	(88)
March	2007	Proceeds from the issuance of the 5.53% mortgage loan secured by the Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa	298
March	2007	Repayment of the credit facility revolver	(175)
February	2007	Proceeds from 5.55% Harbor Beach Marriott mortgage refinancing	134
February	2007	Repayment of 8.58% Harbor Beach mortgage	(88)
January	2007	Repayment of the credit facility revolver	(75)
2008/2007		Principal amortization	(51)

		Net debt transactions	$83

Partners’ Capital
March-August	2008	Common OP unit repurchases	$(100)

		Net partners’ capital transactions(3)	$(100)

(1)	The Orlando World Center Marriott mortgage loan has a floating rate of interest of LIBOR plus 350 basis points. The interest rate shown reflects the rate in effect as of December 31, 2008.
(2)	The JW Marriott, Washington, D.C. mortgage debt had a floating interest rate of LIBOR plus 210 basis points. The interest rate shown reflects the rate as of the date of the transaction.
(3)	On March 12, 2008, we acquired the remaining limited partnership interests in Pacific Gateway Ltd., a subsidiary partnership of Host LP, which owns the San Diego Marriott Hotel and Marina, and other economic rights formerly held by our Partners, including the right to receive 1.7% of the hotel’s sales, in exchange for 5,575,540 OP units. The OP units were valued at $93 million based on the closing stock price on such date for Host Hotels & Resorts, Inc., of $16.68.

Financial Condition

As of December 31, 2008, our total debt was approximately $6.0 billion of which 88% carried a fixed rate of interest. Total debt was comprised of (in millions):

	December 31, 2008	December 31, 2007
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	348	347
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	497	497
2004 Exchangeable Senior Debentures, with a rate of 3 1/4% due April 2024	398	496
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	594	592
Senior notes, with rate of 10.0% due May 2012	7	7

Total senior notes	4,019	4,114
Mortgage debt secured by $2.1 billion of real estate assets, with an average interest rate of 6.2% at December 31, 2008 and 6.6% at December 31, 2007	1,436	1,423
Credit facility (including the $210 million term loan)	410	—
Other	87	88

Total debt	$5,952	$5,625

Aggregate debt maturities at December 31, 2008 are as follows (in millions):

2009	$321
2010	411
2011(1)	825
2012	967
2013	737
Thereafter	2,700

5,961
Unamortized (discounts) premiums, net	(10)
Capital lease obligations	1

$5,952

(1)	The debt maturing in 2011 includes $410 million related to borrowings under the credit facility, which can be extended, at our option, for one year if our leverage ratio is below 6.75x. See “—Financial Condition” for further discussion. Similarly, the $300 million mortgage loan on the Orlando World Center Marriott, which also matures in 2011, can be extended for two, one-year periods, subject to achieving a certain debt coverage ratio and other conditions.

Senior Notes

General.    The following summary is a description of the material provisions of the indentures governing our various senior notes, which we refer to collectively as the senior notes indenture. We pay interest on each series of our outstanding senior notes at specified dates in arrears at the respective annual rates indicated on the table above. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of our unsubordinated indebtedness and senior to all of our subordinated obligations. The notes outstanding under our senior notes indenture are guaranteed by certain of our existing subsidiaries and currently are secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. The pledges are permitted to be released in the event that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. Because our leverage ratio is below this threshold, we have the right to release all pledges at any time. In October 2005, we exercised this right for pledges of capital that would have been otherwise required subsequent to this date.

Restrictive Covenants.    Under the terms of the senior notes indenture, our ability to incur indebtedness and make distributions is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x. We are able to make distributions to enable Host to pay dividends on its preferred stock under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with the terms of our senior notes indenture based on pro forma results for the four prior fiscal quarters giving effect to transactions such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Under the terms of our senior notes indenture, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value, and, in 2009, approximately $30 million of interest expense to be recorded as a result of the adoption of FSP APB 14-1 relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Other covenants limiting our ability to incur indebtedness and make distributions include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate values) excluding intangible assets and secured indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may make preferred or common OP unit distributions and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. In addition, even if we are below the coverage levels otherwise required to incur debt and make distributions, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million of mortgage debt whose proceeds would be used to repay debt under credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million of other debt. Our senior notes indenture also imposes restrictions on customary matters, such as our ability to make distributions on, redeem or repurchase our OP units; make investments; permit payment or distribution restrictions on certain of our subsidiaries; sell assets; guarantee indebtedness; enter into transactions with affiliates; create certain liens; and sell certain assets or merge with or into other companies. Our senior notes indenture also imposes a requirement to maintain unencumbered assets (as defined in the indenture as undepreciated property value) of not less than 125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage requirement must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or make distributions discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or make distributions, but which would not otherwise cause a default under our senior notes indenture). As of December 31, 2008, we are in compliance with all of our financial covenants under our senior notes indentures.

2007 Exchangeable Senior Debentures.    On March 23, 2007, we issued $600 million 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of

Host’s common stock) and the aggregate principal amount of the 2007 Debentures to be exchanged and, at our option, shares of Host’s common stock, cash or a combination thereof for any excess above the principal value. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures at the exchange value described above rather than receive the cash redemption price. The current exchange rate is 31.35 shares of Host’s common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.90 per share of Host’s common stock. Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP units. The exchange rate may be adjusted under certain circumstances including the payment of common dividends by Host exceeding $.20 per share in any given quarter. The 2007 Debentures are not currently exchangeable.

2004 Exchangeable Senior Debentures.    On March 16, 2004, we issued $500 million of 3.25% Exchangeable Senior Debentures (the “2004 Debentures”) and received net proceeds of $484 million, net of discounts, underwriting fees and expenses. During 2008, we repurchased $100 million principal amount of the 2004 Debentures for approximately $82 million and recorded a gain on the repurchase of approximately $18 million. The outstanding 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host’s common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The current exchange rate is 63.3687 shares of Host’s common stock for each $1,000 of principal amount of the 2004 Debentures, (which is equivalent to an exchange price of $15.78 per share of Host’s common stock). Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP units. The exchange rate is adjusted for certain circumstances, including the payment of common dividends by Host. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures for shares of Host’s common stock rather than receive the cash redemption price. The 2004 Debentures are not currently exchangeable.

Credit Facility

General.    On May 25, 2007, we entered into a second amended and restated bank credit facility with Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other agents and lenders. The credit facility provides aggregate revolving loan commitments in the amount of $600 million. During any period in which our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount under the credit facility to exceed $300 million. The credit facility also includes subcommitments for (i) the issuance of letters of credit in an aggregate amount of $10 million and (ii) loans in certain foreign currencies in an aggregate amount of $300 million, (A) $150 million of which may be loaned to certain of our Canadian subsidiaries in Canadian Dollars and (B) $300 million of which may be loaned to us in Pounds Sterling and Euros. The credit facility has an initial scheduled maturity of September 2011. We have an option to extend the maturity for an additional year if certain conditions are met as of September 2011. These conditions include the payment of a fee to the lenders, that no default or event of default exists and maintaining a leverage ratio below 6.75x . Subject to certain conditions, we also have the option to increase the amount of the facility by up to $190 million to the extent that any one or more lenders, whether or not currently party to the credit facility, commits to be a lender for such amount.

In the second quarter of 2008, we entered into a $210 million term loan under the credit facility. The term loan bears interest at LIBOR plus 175 basis points, with a LIBOR floor of 2.25% for an all-in rate of 4.0% at December 31, 2008. We also have the option to pay interest based on the higher of the overnight Federal Funds

Rate plus 50 basis points and the Prime Lending Rate, plus, in both cases, the applicable spread of 75 basis points. In September 2008, we also borrowed $200 million under the revolver portion of our credit facility at a rate of LIBOR plus 65 basis points based on our current leverage. Based on our current leverage, we have $400 million of remaining available capacity under the revolver portion of our credit facility.

The obligations under the credit facility are guaranteed by certain of our existing subsidiaries and are currently secured by pledges of equity interests in many of our subsidiaries. The pledges are permitted to be released in the event that certain conditions are satisfied, including the requirement that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. As a result of having satisfied such conditions, currently we are not required to pledge our equity interests in any newly acquired or formed subsidiary, and at our election, we may obtain a release of all existing pledges for so long as our leverage ratio continues to be below 6.0x. The guarantees and pledges ratably benefit our credit facility, as well as the notes outstanding under our senior notes indenture and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility.

Financial Covenants.    The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. Prior to the end of our third quarter of 2009, we are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.5x and our unsecured coverage ratio is not less than 1.75x. Thereafter, the maximum leverage ratio under the credit facility is reduced to 7.25x, with the minimum unsecured coverage ratio continuing to be set at 1.75x. In all cases, if our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount of the credit facility to exceed $300 million. However, to the extent our borrowings under the credit facility revolver exceed $300 million on the date that our leverage ratio exceeds 7.0x, we are not required to repay the excess for one year. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Hence, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were ever to come back into compliance with the financial covenants. These calculations are performed in accordance with our credit facility based on pro forma results for the prior four fiscal quarters giving effect to transactions such as acquisitions, dispositions and financings as if they occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value, and, in 2009, approximately $30 million of interest expense to be recorded as a result of the adoption of FSP APB 14-1 relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept under which cash and cash equivalents in excess of $100 million is deducted from our total debt balance. As of December 31, 2008, our leverage ratio was 4.1x versus the 7.5x maximum leverage ratio allowed under the credit facility, our fixed charge coverage ratio was 2.8x versus the 1.0x minimum fixed charge coverage ratio allowed under the credit facility and our unsecured interest coverage ratio was 4.1x versus the minimum unsecured interest coverage ratio of 1.75x allowed under the credit facility. Accordingly, we are in compliance with all of our financial covenants under the credit facility as of December 31, 2008.

The following table summarizes the financial tests contained in the credit facility:

	Financial Covenant Levels
Year	Minimum unsecured interest coverage ratio(a)	Maximum leverage ratio(b)	Minimum fixed charge coverage ratio
2009	1.75	7.5	1.05
2010	1.75	7.25	1.10
2011	1.75	7.25	1.15

(a)	If, at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will lower to 1.5x.
(b)	The maximum leverage ratio declines to 7.25x in September 2009.

Interest and Fees.    We pay interest on revolver borrowings under the credit facility at floating rates plus a margin that is set with reference to our leverage ratio. In the case of LIBOR borrowings in US Dollars, as well as Euros and Pounds Sterling denominated borrowings, the rate of interest ranges from 65 basis points to 150 basis points over LIBOR. We also have the option to pay interest based on the higher of the overnight Federal Funds Rate plus 50 basis points and the Prime Lending Rate, plus, in both cases, the applicable spread ranging from 0 to 50 basis points. Based on our current leverage ratio of 4.1x, we can borrow at a rate of LIBOR plus 70 basis points or Prime plus 0 basis points. To the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 10 to 15 basis points, depending on our average revolver usage during the applicable period.

Other Covenants.    The credit facility contains restrictive covenants on customary matters. Certain covenants become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and distributions contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on incurrence of debt and distributions are generally consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host’s tax status as a REIT.

Mortgage and Other Debt

General.    As of December 31, 2008, we had 14 hotels that were secured by mortgage debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2008, secured debt represented approximately 24% of our total debt and our aggregate secured debt had an average interest rate of 6.2% and an average maturity of 4.3 years.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2008 (in millions):

	Balance as of December 31, 2008	2009	2010	2011	2012	2013	Thereafter
Mortgage Debt
Orlando Marriott World Center, 4.93%, due 7/1/2011(1)	$300	$—	$—	$300	$—	$—	$—
San Diego Marriott Hotel and Marina, 8.45%, due 7/1/2009	175	175	—	—	—	—	—
Atlanta Marriott Marquis, 7.4%, due 2/11/2023(2)	129	5	5	5	6	6	102
Westin Kierland, 5.08%, due 12/1/2009	134	134	—	—	—	—	—
Harbor Beach Marriott Resort and Spa, 5.55%, due 3/1/2014	134	—	—	—	—	—	134
The Ritz-Carlton, Naples and Newport Beach Marriott Hotel and Spa, 5.531%, due 3/1/2014	300	—	—	—	—	—	300
Desert Springs, a JW Marriott Resort and Spa, 7.8%, due 12/11/2022(2)	80	3	4	4	4	4	61
The Westin Tabor Center, 8.51%, due 12/11/2023	41	1	1	1	1	1	36
Other mortgage debt(3)	143	3	1	105	—	—	34

Total mortgage debt	1,436	321	11	415	11	11	667

Other Debt
Philadelphia Airport Marriott industrial revenue bonds, 7 3/4%, due 12/1/2017	40	—	—	—	—	—	40
Industrial revenue bonds and other(4)	47	—	—	—	—	—	47

Total other debt	87	—	—	—	—	—	87

Total mortgage and other debt	$1,523	$321	$11	$415	$11	$11	$754

(1)	This floating rate mortgage is based on LIBOR plus 350 basis points. The rate shown is the rate in effect as of December 31, 2008.
(2)	Beginning in 2010, the interest rate on these loans increases a minimum of 200 basis points and all excess cash (as defined in the loan agreement) generated by the partnerships that own these properties is applied to principal; however, the loans can be repaid without a premium or penalty on that date. The amortization presented is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.
(3)	Other mortgage debt consists of individual mortgage debt amounts that are less than $40 million, have an average interest rate of 6.1% at December 31, 2008 and mature through 2022. Beginning in 2009, the interest rate on one of these loans, the Westin Indianapolis, with a principal balance of $34 million increases a minimum of 500 basis points and all excess cash (as defined in the loan agreement) generated by the partnership that owns the property is applied to principal; however, the loan can be repaid without a premium or penalty on that date. We have notified the lender that we will prepay this loan in March 2009. The amortization presented is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.
(4)	Industrial revenue bonds and other consist of loans with an average interest rate of 7.1% that mature through 2016, and capital leases with varying interest rates and maturity dates.

Mortgage Debt of Consolidated and Unconsolidated Partner Interests

For the entities that we consolidate in our financial statements that have third party minority partnership interests, the proportion of mortgage debt included in the above table that is attributable to the minority owners, based on their percentage of ownership of the partnerships, is approximately $68 million. Additionally, we have minority interests in partnerships and joint ventures that are not consolidated and are accounted for under the equity method. The proportion of the mortgage and other debt of these partnerships attributable to us, based on our percentage of ownership of the partnerships, was $356 million at December 31, 2008. Approximately 90% of this debt balance is attributable to our 32.1% ownership interest in the European joint venture. The mortgage debt related to our European joint venture hotels contains operating covenants that could result in the joint venture being required to escrow cash from operations or make principal repayments without penalty. The debt of all our unconsolidated partnerships is non-recourse to us.

Credit Ratings

Currently, we have approximately $4.0 billion of senior notes outstanding and Host has $100 million preferred stock that are rated by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings. Moody’s rating on our senior note debt is Ba1 and Host’s preferred stock is Ba2. During 2009, Standard & Poor’s downgraded our senior note debt one notch from BBB-, the lowest investment grade rating, to BB+. Standard & Poor’s rating on Host’s preferred stock was also downgraded one notch from B to B-. In addition, Standard & Poor’s has maintained its negative outlook. During 2009, Fitch Ratings downgraded our senior note debt from BB+ to BB-. The rating on Host’s preferred stock was also downgraded from BB- to B. Fitch Ratings has also placed us on negative outlook. If our operations or our credit ratios continue to decline, the ratings on the securities could be further reduced. If we were unable to subsequently improve the credit ratings, our cost to issue senior notes, either in connection with a refinancing or otherwise, or additional preferred stock of Host would likely increase.

Distribution Policy

Host is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which it does not receive cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. Currently, for every share of common and preferred stock of Host, Host LP has issued to Host a corresponding common OP unit and preferred OP unit. As of February 23, 2009, Host is the owner of substantially all of the preferred OP units and approximately 97% of the common OP units. The remaining 3% of the common OP units are held by various third-party limited partners.

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

Host’s current policy on common dividends is generally to distribute, over time, 100% of its taxable income. Host intends to suspend its regular quarterly dividend in 2009 and instead expects to declare a $.30 to $.35 per share common dividend in the fourth quarter, which may be paid either in cash or in a combination of cash and shares of common stock. Funds used by Host to pay dividends are provided through distributions from us. The amount of any dividend will be determined by Host’s Board of Directors. In reliance on the specific terms of recent guidance issued by the IRS, Host may pay up to 90% of its required 2009 common dividends with Host common stock, with the remaining 10% paid with cash. Host currently intends to continue paying dividends on its preferred stock, regardless of the amount of taxable income, unless contractually restricted.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”) under which we have certain contingent liabilities and guarantees. As of December 31, 2008, we are party to the following material off-balance sheet arrangements:

Unconsolidated Investments.    We have invested approximately €137 million ($181 million) in the European joint venture, which includes amounts for the acquisition of a portfolio of hotels. The acquisition was terminated in 2008, and the European joint venture returned approximately $40 million of the invested funds in January 2009 reducing our investment to approximately €107 million. Under the joint venture’s partnership agreement, the aggregate size of the European joint venture can increase to approximately €540 million of equity (of which approximately €173 million would be contributed by Host LP) and, once all funds have been invested, would be approximately €1.5 billion of assets. The European joint venture currently has €733.8 million of debt outstanding, none of which is recourse to us.

As of December 31, 2008, the aggregate size of the European joint venture was approximately €1.3 billion ($1.8 billion), including total capital contributions of approximately €433 million ($567 million), of which a total of approximately €137 million ($181 million) was from the contribution by us of cash and the Sheraton Warsaw Hotel & Towers.

During 2008, we entered into three foreign currency forward purchase contracts to hedge approximately 50% of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. We hedged €60 million (approximately $88 million) of our investment and the forward purchase will occur between August 2011 and May 2014. As of December 31, 2008, we have recorded approximately $6 million related to the increase in the fair value of the forward purchase contracts. The gain is included in accumulated other comprehensive income in the accompanying balance sheet. The derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the partners’ capital portion of our balance sheet.

We also have other unconsolidated investments with a total of $810 million in debt with various partners. For additional detail on these investments and the European joint venture, see Note 3, “Investments in Affiliates,” and Note 7, “Leases,” in the accompanying consolidated financial statements.

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

Tax Indemnification Agreements.    For reasons relating to federal and state income tax considerations of the former and current owners of three hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. Two of these agreements will expire in 2010 and the third will expire in 2028.

Guarantees.    We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $23 million as of December 31, 2008.

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

•

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $13 million through the full term of the leases, including renewal options. We believe that any liability related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

Information on other guarantees and other off-balance sheet arrangements may be found in Note 17 to our consolidated financial statements.

Contractual Obligations

The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2008 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$7,523	$656	$1,838	$2,177	$2,852
Capital lease obligations	2	1	1	—	—
Operating lease obligations(2)	1,439	122	215	123	979
Purchase obligations(3)	254	235	19	—	—
Other long-term liabilities reflected on the balance sheet(4)	17	—	13	—	4

Total	$9,235	$1,014	$2,086	$2,300	$3,835

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been included in the long-term debt obligations based on the weighted average interest rate.
(2)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants and the HPT subleases of approximately $9 million and $275 million, respectively, payable to us under non-cancelable subleases.
(3)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years and some of the 2008 amount reflects prior year contracts that were deferred or not completed. See “Capital Expenditures.”
(4)	The amounts shown include deferred management fees and the estimated amount of tax expense based upon FIN 48. Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for some of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or the sale of the hotel, and, is therefore, not determinable. The estimated amount of tax expense relates to uncertain tax liabilities from prior years based upon FIN 48.

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

•

Impairment testing.    We are required by GAAP to record an impairment charge when we believe that one or more of our hotels has been impaired, whereby, future undiscounted cash flows for the hotel would be less than the net book value of the asset. For impaired assets, we record an impairment charge when a property’s fair value is less than its net book value. We test for impairment in several situations, including when current or projected cash flows are less than historical cash flows, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, as well as whenever an asset is classified as “held for sale” or events or changes in circumstances indicate that an asset’s net book value may not be recoverable. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including:

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

•

Classification of Assets as “Held for Sale”.    Our policy for the classification of a hotel as held for sale is intended to ensure that the sale of the asset is probable, will be completed within one year and that actions required to complete the sale are unlikely to change or that the planned sale will be withdrawn. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale are frequently not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Specifically, we will typically classify properties that we are actively marketing as held for sale when all of the following conditions are met:

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

•

Valuation of Deferred Tax Assets.    We have approximately $79 million, net of a valuation allowance of $28 million, of consolidated deferred tax assets as of December 31, 2008. The objective of financial accounting and reporting standards for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $79 million of deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

•

Valuation of Derivative Contracts.    We will occasionally enter into derivative products including interest rate and foreign currency swaps, caps and collars. Derivative instruments are fair valued at each reporting date and the increase or decrease in fair value is recorded in net income (loss) unless the instrument qualifies as a hedge under SFAS 133. We estimate the fair value of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted expected cash payments. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

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

•

Stock Compensation.    We recognize costs resulting from Host’s share-based payment transactions in our financial statements over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity classified awards or liability classified awards. The classification of Host’s restricted stock awards as either an equity award or a liability award is based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. The value of these restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite service. The majority of our restricted stock awards to senior management vested as of December 31, 2008. These awards were classified as liability awards due to settlement features that allowed the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum requirements. During 2009, Host will implement a new employee stock plan for our senior management that will include the following awards:

Restricted stock awards with vesting based on market conditions.    These awards will be considered liability awards due to their cash settlement features. Therefore, they will be remeasured to fair value each reporting period. We utilize a simulation, or Monte Carlo model to determine the fair value of Host’s restricted stock awards with vesting based on market conditions. The utilization of this model requires us to make certain estimates related to the volatility of the share price of Host’s common stock, risk-free interest rates, the risk profile of Host’s common shares compared to our peer group and the amount of Host’s awards expected to be forfeited.

Restricted stock awards with vesting based on performance conditions.    These awards are earned based on an employee’s achieving a specified performance target, which will be based on the employee’s specific management business objectives. Compensation cost will be recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition has more than one outcome that is probable of achievement, recognition of compensation cost will be based on the condition that is the most likely outcome. These awards are also considered liability awards due to the cash-settlement provisions. Therefore, the value of the shares to be issued by Host will be based on Host’s share price on the reporting date.

Stock Option Awards.    The stock option awards will be equity-based awards, as they will not include cash settlement features. Therefore, the value of the award will be determined on the grant date using a binomial pricing model and will not be adjusted for future changes in the fair value. The utilization of the binomial model requires us to make certain estimates related to the volatility of the share price of Host’s common stock, risk-free interest rates and the amount of our awards expected to be forfeited.

Host also grants restricted stock awards to our upper-middle management with vesting based on service conditions. These awards are considered equity awards as they do not have an option for tax withholding similar to that for senior management.

•

Consolidation Policies.    Judgment is required with respect to the consolidation of partnership and joint venture entities in the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. Currently, we have investments in entities that own hotel properties and other investments which we record using the equity method of accounting. These entities are considered to be voting interest entities. The debt on these investments is non-recourse to us and the effect of their operations on our results of operations is not material. While we do not believe we are required to consolidate any of our current partnerships or joint ventures presented under the equity method, if we were required to do so, then all of the results of operations and the assets and liabilities would be included in our financial statements.

Application of New Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“FAS 141R”). FAS 141R provides principles on the recognition and measurement of the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. The standard particularly requires the assets acquired, liabilities assumed and noncontrolling interests to be measured at the acquisition date fair value, including contingent consideration. Furthermore, FAS 141R prohibits acquisition-related costs, such as due diligence, legal and accounting fees, from being applied in determining the fair value of the acquired assets. We will adopt the provisions of this statement beginning in the first quarter of 2009 prospectively. We do not believe the adoption of this statement will materially affect the recognition and measurement related to our future business combinations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“FAS 160”), which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interest to be presented as a separate component of equity in the consolidated balance sheet. FAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Interest of our limited partners will continue to be classified outside of permanent equity, as the OP Units do not meet the requirements for equity classification per EITF Topic D-98. Therefore, we do not anticipate that the adoption of this standard will have a material effect on our financial statements.

In May 2008, the FASB issued FASB staff position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Our 2007 Debentures and our 2004 Debentures are within the scope of FSP 14-1; therefore, we will be required to record the debt components of the debentures at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease to net income and earnings per unit for all periods presented; however, there is no effect on our cash interest payments. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. As a result of the application of this standard, our diluted earnings per common unit are estimated to decrease by approximately $.04 to $.05 per unit. Additionally, the application of this standard will decrease our debt balance as of December 31, 2008 by approximately $77 million, with a corresponding increase to partners’ capital.

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

Of the 117 hotels that we owned on December 31, 2008, 115 have been classified as comparable hotels. The operating results of the following hotels that we owned as of December 31, 2008 are excluded from comparable hotel results for these periods:

•	Atlanta Marriott Marquis (a two-year major renovation project that was completed in June 2008); and

•	New Orleans Marriott (property damage and business interruption from Hurricane Katrina in August 2005).

Additionally, the operating results of the eleven hotels we disposed of in 2008 and 2007 also are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with groupings recognized in the lodging industry.

Geographic regions consist of the following (only states in which we own hotels are listed):

•	Pacific—California, Hawaii, Oregon and Washington;

•	Mountain—Arizona and Colorado;

•	North Central—Illinois, Indiana, Michigan, Minnesota, Missouri and Ohio;

•	South Central—Louisiana, Tennessee and Texas;

•	New England—Connecticut, Massachusetts and New Hampshire;

•	Mid-Atlantic—Pennsylvania, New Jersey and New York;

•	DC Metro—Maryland, Virginia and Washington, D.C.;

•	Atlanta—Georgia and North Carolina;

•	Florida—Florida; and

•	International—Canada, Mexico and Chile.

Property types consist of the following:

•	Urban—Hotels located in primary business districts of major cities;

•	Suburban—Hotels located in office parks or smaller secondary markets;

•	Resort/conference—Hotels located in resort/conference destinations such as Arizona, Florida, Hawaii and Southern California; and

•	Airport—Hotels located at or near airports.

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

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, set forth below are the quarterly start and end dates for 2009, 2008 and 2007. Note that the second and third quarters of each year both reflect twelve weeks of operations. In contrast, the first and fourth quarters reflect differing days of operations.

	2009		2008		2007
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1—March 27	86	January 1—March 21	81	January 1—March 23	82
Second Quarter	March 28—June 19	84	March 22—June 13	84	March 24—June 15	84
Third Quarter	June 20—September 11	84	June 14—September 5	84	June 16—September 7	84
Fourth Quarter	September 12—December 31	111	September 6—December 31	117	September 8—December 31	115

While the reporting calendar we adopted is more closely aligned with the reporting calendar used by Marriott, another consequence of our calendar is we are unable to report the month of operations that ends after our fiscal quarter-end until the following quarter because our hotel managers using a monthly reporting period do not make mid-month results available to us. Hence, the month of operation that ends after our fiscal quarter-end is included in our quarterly results of operations in the following quarter for those hotel managers (covering approximately 43% of total revenues of our hotels). As a result, our quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full year results, it does affect the reporting of quarterly results.

For Hotel Operating Statistics and Comparable Hotel Results.    In contrast to the reporting periods for our consolidated statement of operations, our hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) and our comparable hotel results are reported based on the reporting cycle used by Marriott for our Marriott-managed hotels. However, for years such as 2008, where Marriott reports its operations based on a 53-week year and a fourth quarter of 17 weeks, for comparable purposes, we exclude the extra week of operations, and we still reflect 52 weeks for the full year and 16 weeks for the fourth quarter. This facilitates year-to-year comparisons, as each reporting period will be comprised of the same number of days of operations as in the prior year. This means, however, that the reporting periods we use for hotel operating statistics and our comparable hotel results will typically differ slightly from the reporting periods used for our statements of operations for the first and fourth quarters and the full year. Set forth below are the quarterly start and end dates that are used for our hotel operating statistics and comparable hotel results reported herein. Results from hotel managers reporting on a monthly basis are included in our operating statistics and comparable hotel results consistent with their reporting in our consolidated statement of operations.

Hotel Result Reporting Periods for Operating Statistics

and Comparable Hotel Results—for Marriott Managed Properties

	2009		2008		2007
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 3—March 27	84	December 29—March 21	84	December 30—March 23	84
Second Quarter	March 28—June 19	84	March 22—June 13	84	March 24—June 15	84
Third Quarter	June 20—September 11	84	June 14—September 5	84	June 16—September 7	84
Fourth Quarter	September 12—January 1	112	September 6—December 26	112	September 8—December 28	112

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. They are as follows: (i) FFO per diluted unit, and (ii) Comparable Hotel Operating Results. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

FFO Per Diluted Unit

We present FFO per diluted unit as a non-GAAP measure of our performance in addition to our earnings per unit (calculated in accordance with GAAP). We calculate FFO per diluted unit for a given operating period as our FFO (defined as set forth below) for such period divided by the number of fully diluted units outstanding during such period. NAREIT defines FFO as net income (calculated in accordance with GAAP) excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per unit basis after making adjustments for the effects of dilutive securities, including the payment of preferred OP unit distributions, in accordance with NAREIT guidelines.

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

The following tables provide a reconciliation of net income available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Year ended December 31,
	2008			2007
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
Net income available to common unitholders	$436	541.8	$.80	$744	540.6	$1.38
Adjustments:
Gain on dispositions, net of taxes	(23)	—	(.04)	(164)	—	(.30)
Gain on insurance settlements(a)	—	—	—	(22)	—	(.04)
Amortization of deferred gains, net of taxes	(4)	—	(.01)	(6)	—	(.01)
Depreciation and amortization	578	—	1.07	519	—	.96
Partnership adjustments	10	—	.02	4	—	.01
Assuming distribution of common units to Host for Host shares granted under the comprehensive stock plan less shares assumed purchased at average market price	—	.4	—	—	.9	(.01)
Assuming conversion of 2004 Exchangeable Senior Debentures(b)	1	30.8	(.10)	19	30.5	(.08)

FFO per diluted unit(c)(d)	$998	573.0	$1.74	$1,094	572.0	$1.91

(a)	Represents the gain during the period from the settlement of property insurance claims, including the gains that are included in discontinued operations related to hotels that we have sold.
(b)	During the fourth quarter of 2008, we repurchased $100 million principal amount of the 2004 Exchangeable Senior Debentures for $82 million. Under FASB’s Emerging Issues Task Force Topic D-53, “Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” (EITF D-53) we are required to determine the dilutive effect of the repurchased 2004 Exchangeable Debentures separately from the 2004 Exchangeable Debentures outstanding at December 31, 2008. 2004 Exchangeable Debentures repurchased during 2008 are treated as having been converted to common unit equivalents at the start of the period. Accordingly, the adjustments to dilutive FFO related to the 2004 Exchangeable Senior Debentures consist of an add-back of $19 million of interest expense netted with the $18 million gain realized on the repurchases, for a net effect of $1 million.
(c)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include units for shares granted under comprehensive stock plans, those preferred OP units held by minority partners, convertible debt securities and other minority interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(d)	FFO per diluted unit and earnings per diluted unit for certain periods presented were significantly affected by certain transactions, the effect of which is shown in the table below (in millions, except per unit amounts):

	Year ended December 31,
	2008		2007
	Net Income	FFO	Net Income	FFO
Senior notes redemptions and debt prepayments(1)	$—	$—	$(46)	$(46)
Gain on hotel dispositions, net of taxes	23	—	164	—

Total	$23	$—	$118	$(46)

Diluted units	573.0	—	573.2	572.0
Per diluted unit	$.04	$—	$.21	$(.08)

(1)	Represents call premiums, the acceleration of original issue discounts and deferred financing costs, the termination costs of interest rate swaps, as well as incremental interest during the call or prepayment notice period included in interest expense in the consolidated statements of operations. We recognized these costs in conjunction with the prepayment or refinancing of senior notes and mortgages during certain periods presented.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Year ended December 31,
	2008	2007
Number of hotels	115	115
Number of rooms	60,582	60,582
Percent change in Comparable Hotel RevPAR	(2.6)%	—
Comparable hotel sales
Room	$3,150	$3,233
Food and beverage(c)	1,582	1,630
Other	356	358

Comparable hotel sales(b)	5,088	5,221

Comparable hotel expenses
Room	776	770
Food and beverage(e)	1,157	1,177
Other	189	197
Management fees, ground rent and other costs	1,632	1,638

Comparable hotel expenses(d)	3,754	3,782

Comparable hotel adjusted operating profit	1,334	1,439
Non-comparable hotel results, net(f)	40	35
Office buildings and limited services properties, net(g)	7	9
Depreciation and amortization	(582)	(516)
Corporate and other expenses	(58)	(69)
Gain on insurance settlements	7	51

Operating profit per the consolidated statements of operations	$748	$949

(a)	The reporting period for 2008 for the Marriott-managed hotels is from December 29, 2007 to December 26, 2008 and for 2007 is from December 30, 2006 to December 28, 2007.
(b)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Year ended December 31,
	2008	2007
Revenues per the consolidated statements of operations	$5,288	$5,411
Non-comparable hotel sales	(161)	(141)
Hotel sales for the property for which we record rental income	51	50
Rental income for office buildings and select service hotels	(91)	(92)
Adjustment for hotel sales for comparable hotels to reflect a 52-week fiscal year for Marriott-managed hotels	1	(7)

Comparable hotel sales	$5,088	$5,221

(c)	The reconciliation of total food and beverage sales per the consolidated statements of operations to the comparable food and beverage sales is as follows:

	Year ended December 31,
	2008	2007
Food and beverage sales per the consolidated statements of operations	$1,601	$1,642
Non-comparable food and beverage sales	(50)	(38)
Food and beverage sales for the property for which we record rental income	28	28
Adjustment for food and beverage sales for comparable hotels to reflect a 52-week fiscal year for Marriott-managed hotels	3	(2)

Comparable food and beverage sales	$1,582	$1,630

(d)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Year ended December 31,
	2008	2007
Operating costs and expenses per the consolidated statements of operations	$4,540	$4,462
Non-comparable hotel expenses	(120)	(108)
Hotel expenses for the property for which we record rental income	51	50
Rent expense for office buildings and select service hotels	(84)	(83)
Adjustment for hotel expenses for comparable hotels to reflect a 52-week fiscal year for Marriott-managed hotels	—	(5)
Depreciation and amortization	(582)	(516)
Corporate and other expenses	(58)	(69)
Gain on property insurance settlements	7	51

Comparable hotel expenses	$3,754	$3,782

(e)	The reconciliation of total food and beverage expenses per the consolidated statements of operations to the comparable food and beverage expenses is as follows:

	Year ended December 31,
	2008	2007
Food and beverage expenses per the consolidated statements of operations	$1,171	$1,192
Non-comparable food and beverage expense	(35)	(31)
Food and beverage expenses for the property for which we record rental income	18	18
Adjustment for food and beverage expenses for comparable hotels to reflect a 52-week fiscal year for Marriott-managed hotels	3	(2)

Comparable food and beverage expenses	$1,157	$1,177

(f)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations.
(g)	Represents rental income less rental expense for select service properties and office buildings.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Valuations for secured debt are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the Exchangeable Debentures are valued based on quoted market prices. Currently, we have no derivative financial instruments that are used to hedge interest rate risk or that are held for trading purposes. However, going forward, we may use derivative financial instruments to manage, or hedge, interest rate risks related to future borrowings.

The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date						Total	Fair Value
	2009	2010	2011(1)	2012	2013	Thereafter
	($ in millions)
Liabilities
Debt:
Fixed rate	$321	$409	$115	$959	$737	$2,701	$5,242	$4,240
Average interest rate	6.0%	6.1%	6.2%	6.6%	6.7%	6.8%
Variable rate
Variable rate	$—	$—	$710	$—	$—	$—	$710	$679
Average interest rate	4.1%	4.1%	4.0%	—%	—%	—%

Total debt							$5,952	$4,919

(1)	The debt maturing in 2011 includes $410 million related to borrowings under the credit facility, which can be extended, at our option, for one year if our leverage ratio is below 6.75x. See “—Financial Condition” for further discussion. Similarly, the $300 million mortgage loan on the Orlando World Center Marriott, which also matures in 2011, can be extended for two one-year periods, subject to achieving a certain debt coverage ratio and other conditions.

Our current debt structure, which primarily consists of fixed rate debt largely mitigates the impact of changes in interest rates on our cash interest payments. As of December 31, 2008, we had a $210 million term loan and $200 million outstanding under the revolver portion of our credit facility. Our credit facility borrowings are sensitive to changes in interest rates, and are based on a spread over LIBOR, ranging from 65 basis points to 175 basis points depending on our leverage ratio. Additionally, in 2008 we entered into a $300 million floating rate mortgage loan on our Orlando World Center Marriott that bears interest at LIBOR plus 350 basis points.

Valuations for secured debt and the credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the Exchangeable Senior Debentures are valued based on quoted market prices.

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

If market rates of interest on our variable rate debt increase or decrease by 100 basis points, the change in interest expense would change future earnings and cash flows by approximately $7 million annually.

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

During 2008, we have entered into three foreign currency forward purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. Under these transactions, we will sell the Euro amount, and receive the U.S. Dollar amount on the forward purchase date. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the partners’ capital portion of our balance sheet. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. During 2008, we recorded an increase in the fair value of the derivative instruments totaling approximately $6 million, which is equal to the fair value as of December 31, 2008 included in accumulated other comprehensive income. The following table summarizes our three foreign currency purchase contracts (in millions):

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

The following financial information is included on the pages indicated:

Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

The Partners

Host Hotels & Resorts, L.P.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III as listed in the index as item 15(a)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for contingences related to income taxes in 2007 due to the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ KPMG LLP

McLean, Virginia

February 27, 2009

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(in millions, except per common unit amounts)

	2008	2007
ASSETS
Property and equipment, net	$10,739	$10,588
Due from managers	65	106
Investments in affiliates	229	194
Deferred financing costs, net	47	51
Furniture, fixtures and equipment replacement fund	119	122
Other	198	196
Restricted cash	44	65
Cash and cash equivalents	508	488

Total assets	$11,949	$11,810

LIABILITIES AND PARTNERS’ CAPITAL
Debt
Senior notes, including $992 million and $1,088 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,019	$4,114
Mortgage debt	1,436	1,423
Credit facility, including the $210 million term loan	410	—
Other	87	88

Total debt	5,952	5,625
Accounts payable and accrued expenses	119	315
Other	183	215

Total liabilities	6,254	6,155

Minority interest (redemption value of $66 million at December 31, 2008)	24	28
Limited partnership interests of third parties at redemption value (representing 15.1 million units and 18.3 million units at December 31, 2008 and 2007, respectively)	114	312
Partners’ Capital
General partner	1	1
Cumulative redeemable preferred limited partner	97	97
Limited partner	5,454	5,172
Accumulated other comprehensive income	5	45

Total partners’ capital	5,557	5,315

Total liabilities and partners’ capital	$11,949	$11,810

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006

(in millions, except per common unit amounts)

	2008	2007	2006
REVENUES
Rooms	$3,216	$3,293	$2,915
Food and beverage	1,601	1,642	1,471
Other	353	356	297

Total hotel sales	5,170	5,291	4,683
Rental income	118	120	119

Total revenues	5,288	5,411	4,802

EXPENSES
Rooms	792	787	695
Food and beverage	1,171	1,192	1,080
Other departmental and support expenses	1,304	1,287	1,156
Management fees	247	269	223
Other property-level expenses	393	393	359
Depreciation and amortization	582	516	449
Corporate and other expenses	58	69	94
Gain on insurance settlement	(7)	(51)	(13)

Total operating costs and expenses	4,540	4,462	4,043

OPERATING PROFIT	748	949	759
Interest income	20	37	33
Interest expense	(341)	(422)	(450)
Net gains on property transactions	2	6	1
Transaction gain on foreign currency	1	—	—
Minority interest expense	(3)	(6)	(10)
Equity in earnings (losses) of affiliates	(10)	11	(6)

INCOME BEFORE INCOME TAXES	417	575	327
Benefit (provision) for income taxes	3	(3)	(5)

INCOME FROM CONTINUING OPERATIONS	420	572	322
Income from discontinued operations.	25	181	447

NET INCOME	445	753	769
Less: Distributions on preferred OP units stock	(9)	(9)	(14)
Issuance costs of redeemed preferred units stock	—	—	(6)

NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$436	$744	$749

BASIC EARNINGS PER COMMON OP UNIT:
Continuing operations	$.76	$1.04	$.61
Discontinued operations	.05	.34	.89

BASIC EARNINGS PER COMMON OP UNIT	$.81	$1.38	$1.50

DILUTED EARNINGS PER COMMON OP UNIT:
Continuing operations	$.72	$1.01	$.60
Discontinued operations	.04	.32	.89

DILUTED EARNINGS PER COMMON OP UNIT:	$.76	$1.33	$1.49

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’

CAPITAL AND COMPREHENSIVE INCOME

Years ended December 31, 2008, 2007 and 2006

(in millions, except per common unit amounts)

OP Units Outstanding			Preferred Limited Partner	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Comprehensive Income
Preferred	Common
10.0	361.0	Balance, December 31, 2005	$241	$1	$1,880	$15
—	—	Net income	—	—	769	—	$769
—	—	Other comprehensive income:
		Foreign currency translation adjustment	—	—	—	10	10

—	—	Comprehensive income					$779

—	1.5	Units issued to Host for the comprehensive stock and employee stock purchase plans	—	—	25	—
—	—	Distributions on common OP units	—	—	(380)	—
—	—	Distributions on preferred OP units	—	—	(14)	—
—	1.1	Redemptions of limited partnership interests of third parties	—	—	22	—
(6.0)	—	Redemption of Class B preferred OP units	(144)	—	(6)	—
—	157.5	Issuance of common OP units	—	—	2,624	—
—	—	Market adjustment to record preferred and common OP units of third parties at redemption value	—	—	(101)	—
4.0	521.1	Balance, December 31, 2006	97	1	4,819	25
—	—	Net income	—	—	753	—	$753
—	—	Other comprehensive income:
		Foreign currency translation adjustment	—	—	—	20	20

—	—	Comprehensive income					$773

—	1.0	Units issued to Host for the comprehensive stock and employee stock purchase plans	—	—	(12)	—
—	—	Distributions on common OP units	—	—	(523)	—
—	—	Distributions on preferred OP units	—	—	(9)	—
—	0.5	Redemptions of limited partnership interests of third parties	—	—	12	—
—	—	Cumulative effect of adoption of FIN 48	—	—	11	—
—	—	Market adjustment to record preferred and common OP units of third parties at redemption value	—	—	121	—
4.0	522.6	Balance, December 31, 2007	97	1	5,172	45
—	—	Net income	—	—	445	—	$445
—	—	Other comprehensive income:
		Foreign currency translation adjustment	—	—	—	(46)	(46)
		Change in fair value of derivative instruments	—	—	—	6	6

—	—	Comprehensive income					$405

—	(6.5)	Repurchase of common OP Units	—	—	(100)	—
—	0.4	Units issued to Host for the comprehensive stock and employee stock purchase plans	—	—	7	—
—	—	Distributions on common OP units	—	—	(338)	—
—	—	Distributions on preferred OP units	—	—	(9)	—
—	8.8	Redemptions of limited partnership interests of third parties	—	—	119	—
—	—	Market adjustment to record preferred and common OP units of third parties at redemption value	—	—	158	—
4.0	525.3	Balance, December 31, 2008	$97	$1	$5,454	$5

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(in millions)

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$445	$753	$769
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(24)	(162)	(418)
Depreciation	—	4	14
Depreciation and amortization	579	516	449
Impairment loss	3	—	—
Amortization of deferred financing costs	12	13	15
Deferred income taxes	(8)	(7)	(5)
Accelerated amortization of deferred financing costs	—	5	1
Net gains on property transactions	(2)	(6)	(1)
Transaction gain on foreign currency	(1)	—	—
Gain on extinguishment of debt	(18)	—	—
Equity in (earnings) losses of affiliates	10	(11)	6
Distributions from equity investments	3	4	3
Minority interest expense	3	6	10
Change in due from managers	41	(57)	(11)
Change in accrued interest payable	3	—	(18)
Changes in other assets	3	(10)	17
Changes in other liabilities	(29)	(47)	50

Cash provided by operating activities	1,020	1,001	881

INVESTING ACTIVITIES
Proceeds from sales of assets, net	38	400	780
Acquisitions	—	(15)	(270)
Starwood acquisition, net of cash acquired	—	—	(750)
Deposits for acquisitions	—	(22)	(1)
Investment in affiliates	(77)	(12)	(78)
Capital expenditures:
Renewals and replacements	(374)	(267)	(275)
Repositionings and other investments	(298)	(346)	(255)
Change in furniture, fixtures & equipment (FF&E) reserves	3	(23)	(12)
Change in restricted cash designated for FF&E reserves	6	55	(16)
Property insurance proceeds	—	38	21
Other	(14)	—	1

Cash used in investing activities	(716)	(192)	(855)

FINANCING ACTIVITIES
Financing costs	(8)	(9)	(27)
Issuances of debt	300	1,025	1,412
Net draws (repayments) on credit facility	410	(250)	230
Repurchase of exchangeable debentures	(82)	—	—
Debt prepayments and scheduled maturities	(245)	(1,015)	(913)
Scheduled principal repayments	(16)	(35)	(59)
Common unit repurchase	(100)	—	—
Redemption of cumulative redeemable preferred OP units, net	—	—	(150)
Distributions on common OP units	(542)	(460)	(303)
Distributions on preferred OP units	(9)	(9)	(18)
Distributions to minority interests	(8)	(6)	(7)
Change in restricted cash other than FF&E replacement	16	74	(11)

Cash provided by (used in) financing activities	(284)	(685)	154

INCREASE IN CASH AND CASH EQUIVALENTS	20	124	180
CASH AND CASH EQUIVALENTS, beginning of year	488	364	184

CASH AND CASH EQUIVALENTS, end of year	$508	$488	$364

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008, 2007 and 2006

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2008, 2007 and 2006, minority partners converted common operating partnership units (“OP units”) valued at $119 million, $12 million and $22 million, respectively, in exchange for 8.8 million, 0.5 million and 1.1 million shares, respectively, of Host common stock.

On March 12, 2008, we acquired the remaining limited partnership interests in Pacific Gateway Ltd., a subsidiary partnership of Host LP, which owns the San Diego Marriott Hotel and Marina, and other economic rights formerly held by our partners, including the right to receive 1.7% of the hotel’s sales, in exchange for 5,575,540 OP units. The OP units were valued at $93 million based on the closing stock price on such date for Host Hotels & Resorts, Inc., of $16.68.

During 2006, Host issued approximately 24 million shares upon the conversion of approximately 7.4 million of Host’s convertible preferred securities. The debentures that were converted during 2006 were valued at approximately $368 million. No debentures were converted in 2008 or 2007. For each share of common stock issued by Host, we issued an OP unit to Host.

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

On April 10, 2006, we acquired 28 hotels from Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) for a purchase price of approximately $3.1 billion. The total consideration included the issuance of $2.27 billion in equity (133.5 million shares of Host’s common stock) and the assumption of $77 million of mortgage debt, which had a fair value of $86 million on April 10, 2006. See note 12 for additional information.

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

As of December 31, 2008, we owned, or had controlling interests in, 117 luxury and upper-upscale, hotel lodging properties located throughout the United States, Toronto and Calgary, Canada, Mexico City, Mexico and Santiago, Chile operated primarily under the Marriott®, Ritz-Carlton®, Hyatt®, Fairmont®, Four Seasons®, Hilton®, Westin® Sheraton®, W®, St. Regis® and Luxury Collection® brand names.

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

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture, fixtures and equipment, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions. For purposes of the statement of cash flows, changes in restricted cash that are used for furniture, fixture and equipment reserves controlled by our lenders are shown as investing activities. The remaining changes in restricted cash are the direct result of restrictions under our loan agreements, and, as such, are reflected in cash from financing activities.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents our restricted cash balances as of December 31, 2008 and 2007, which are restricted as a result of lender requirements (in millions):

	2008	2007
Debt service	$11	$10
Real estate taxes	7	7
Cash collateral	8	7
Excess cash flow requirements	3	5
Furniture, fixtures and equipment reserves controlled by lenders	8	14
Special projects reserve	4	20
Other	3	2

Total	$44	$65

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

We assess impairment of our real estate properties based on whether estimated undiscounted future cash flows from each individual property are less than its net book value. If a property is impaired, a loss is recorded for the difference between the fair value and net book value of the hotel. Based on this analysis, we recorded an impairment charge of $3 million in 2008 that is included in depreciation expense on the accompanying statement of operations.

We will classify a hotel as held for sale when the sale of the asset is probable, will be completed within one year and actions to complete the sale are unlikely to change or that the sale will be withdrawn. Accordingly, we typically classify assets as held for sale when our Board of Directors has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease incurring depreciation. We will classify the loss, together with the related operating results, including interest expense on debt assumed by the buyer or that is required to be repaid as a result of the sale, as discontinued operations on our consolidated statements of operations and classify the assets and related liabilities as held for sale on the balance sheet. Gains on sales of properties are recognized at the time of sale or deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

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

Intangible Assets

In conjunction with our acquisition of hotel properties, we may identify intangible assets. Identifiable intangible assets are typically contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value, although no value is generally allocated to contracts which are at market terms. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.

Minority Interest

As of December 31, 2008, we consolidate three majority-owned partnerships with mandatorily redeemable non-controlling interests held by outside partners with finite lives ranging from 99 to 100 years that terminate between 2081 and 2095. Third party partnership interests that have finite lives are included in minority interest in the consolidated balance sheets and totaled $24 million and $28 million as of December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, the fair values of the minority interests in these partnerships were approximately $66 million and $139 million, respectively. As of December 31, 2008, none of our partnerships have infinite lives as defined in SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

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

Income Taxes

As a partnership for federal income tax purposes, we are not subject to federal income tax. We are, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. In addition, each of our taxable REIT subsidiaries is taxable as a regular C corporation. Host has elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, is not subject to federal income tax, provided that it distributes all of its taxable income annually to its stockholders and complies with certain other requirements. In addition to paying federal and state income tax on any retained income, one of our subsidiary REITs is subject to a tax on “built-in-gains” on sales of certain assets. Additionally, our taxable REIT subsidiaries are subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries, state income and franchise taxes incurred by Host and us and foreign income taxes incurred by us.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under our partnership agreement, we are generally required to reimburse Host for any tax payments it is required to make. Accordingly, the tax information included herein represents disclosures regarding Host and its subsidiaries. As a result, such liabilities and related disclosures are included in our financial statements. Host accounts for income taxes in accordance with SFAS 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method.

Foreign Currency Translation

As of December 31, 2008, our foreign operations consist of four properties located in Canada, one property located in Mexico, two in Chile, an investment in a joint venture in Europe and an investment in a joint venture in Asia. The operations of these properties and our investments are maintained in the local currency and then translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties and the investment are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income.

Derivative Instruments

We are subject to market exposures in several aspects of our business including foreign currency exposure related to our investment in the European joint venture, our consolidated international hotels, interest rate exposure for the interest payments for our variable rate debt and the fair value of our fixed rate debt. We may, from time to time, enter into derivative instruments to either protect against fluctuations in the fair value of our investments in foreign entities or the fair value of our debt instruments. Prior to entering into the derivative contract, we evaluate whether the transaction would qualify as a fair value hedge and continue to evaluate hedge effectiveness through the life of the contract. Gains and losses on contracts that meet the requirements for fair value hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to accumulated other comprehensive income. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income

The components of total accumulated other comprehensive income in the balance sheet are as follows (in millions):

	2008	2007
Unrealized gain on HM Services common stock	$4	$4
Gain on forward currency contracts	6	—
Foreign currency translation	(5)	41

Total accumulated other comprehensive income	$5	$45

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

	Year ended December 31,
	2008			2007			2006
	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount	Income	Units	Per Unit Amount
	(in millions, except per unit amounts)
Net income	$445	541.8	$.82	$753	540.6	$1.39	$769	501.0	$1.54
Distribution on preferred OP units	(9)	—	(.01)	(9)	—	(.01)	(14)	—	(.03)
Issuance costs of redeemed preferred OP units(1)	—	—	—	—	—	—	(6)	—	(.01)

Basic earnings available to common unitholders	436	541.8	.81	744	540.6	1.38	749	501.0	1.50
Assuming distribution of units to Host for Host shares granted under Host’s comprehensive stock plan, less shares assumed purchased at average market price	—	.4	—	—	.9	(.01)	—	2.0	(.01)
Assuming conversion of minority OP units issuable	—	—	—	—	1.2	—	—	—	—
Assuming conversion of 2004 Exchangeable Senior Debentures	1	30.8	(.05)	19	30.5	(.04)	—	—	—

Diluted earnings available to common unitholders	$437	573.0	$.76	$763	573.2	$1.33	749	503.0	$1.49

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Represents the original issuance costs associated with the Class C preferred units in 2006.
(2)

During the fourth quarter of 2008, we repurchased $100 million of our $500 million 3 1/4% Exchangeable Senior Debentures (the “2004 Debentures”) for approximately $82 million. Under FASB’s Emerging Issues Task Force Topic D-53, “Computation of Earnings per Share for a Period that Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock” (EITF D-53) we are required to determine the dilutive effect of the repurchased 2004 Exchangeable Debentures separately from the 2004 Exchangeable Debentures outstanding at December 31, 2008. 2004 Exchangeable Debentures repurchased during 2008 are treated as having been converted to common unit equivalents at the start of the period. Accordingly, the 2008 adjustment to net income related to the 2004 Debentures consists of an add back of $19 million of interest expense netted with the deduction of the approximate $18 million gain, for a net effect of $1 million.

Accounting for Stock-Based Compensation

At December 31, 2008, Host maintained two stock-based employee compensation plans, which are accounted for in accordance with SFAS 123R “Accounting for Stock Based Compensation” (“SFAS 123R”). See Note 8, Employee Stock Plans.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, the amounts due and services performed by our managers and amounts due or payable under our derivative contracts. Our credit risk exposure with regard to our cash and the $400 million available under our credit facility is spread among a diversified group of investment grade financial institutions. Amounts due from the managers of our hotels generally reflect the operations of the hotel in the immediately preceding period and the working capital at the hotels. These amounts totaled $65 million as of December 31, 2008 and we consider the risk that our managers will fail to meet the payment obligations to be remote. Currently, our exposure risk related to our derivative contracts totals $6 million and the counterparties are investment grade financial institutions.

Application of New Accounting Standards

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“FAS 141R”). FAS 141R provides principles on the recognition and measurement of the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. The standard particularly requires the assets acquired, liabilities assumed and noncontrolling interests to be measured at the acquisition date fair value, including contingent considerations. Furthermore, FAS 141R prohibits acquisition-related costs, such as due diligence, legal and accounting fees, from being applied in determining the fair value of the acquired assets. We will adopt the provisions of this statement beginning in the first quarter of 2009 prospectively. We do not believe the adoption of this statement will materially affect the recognition and measurement related to our future business combinations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, (“FAS 160”), which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interest to be presented as a separate component of equity in the consolidated balance sheet. FAS 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Interest of our limited partners will continue to be classified outside of permanent equity, as the OP Units do not meet the requirements for equity classification per EITF Topic D-98. Therefore, we do not anticipate that the adoption of this standard will have a material effect on our financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2008, the FASB issued FASB staff position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. Our 2007 Debentures and our 2004 Debentures are within the scope of FSP 14-1; therefore, we will be required to record the debt components of the debentures at fair value as of the date of issuance and amortize the discount as an increase to interest expense over the expected life of the debt. The implementation of this standard will result in a decrease to net income and earnings per unit for all periods presented; however, there is no effect on our cash interest payments. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and shall be applied retrospectively to all periods presented. Early adoption of FSP 14-1 is not permitted. As a result of the application of this standard, our diluted earnings per common unit are estimated to decrease by approximately $.04 to $.05 per unit. Additionally, the application of this standard will decrease our debt balance as of December 31, 2008 by approximately $77 million, with a corresponding increase to partners’ capital.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

2.	Property and Equipment

Property and equipment consists of the following as of December 31:

	2008	2007
	(in millions)
Land and land improvements	$1,613	$1,621
Buildings and leasehold improvements	11,502	10,907
Furniture and equipment	1,749	1,530
Construction in progress	174	230

	15,038	14,288
Less accumulated depreciation and amortization	(4,299)	(3,700)

	$10,739	$10,588

The aggregate cost of real estate for federal income tax purposes is approximately $9,788 million at December 31, 2008.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Investments in Affiliates

We own investments in voting interest entities which we do not consolidate and, accordingly, are accounted for under the equity method of accounting. The debt of these affiliates is non-recourse to, and not guaranteed by, us. Investments in affiliates consists of the following:

	As of December 31, 2008
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
Asia Pacific Hospitality Venture Pte. Ltd.	25.0%	$—	$—	None
Asia Pacific TRS Venture Pte. Ltd.	9.8%	—	—	None
HHR Euro CV	32.1%	208	1,017	Eleven hotels located in Europe
HHR TRS CV	9.8%	1	5	Lease agreements for certain hotels owned by HHR Euro CV
CBM Joint Venture L.P.	3.6%	5	810	115 Courtyard hotels
Tiburon Golf Ventures, L.P.	49.0%	15	—	36-hole golf club

Total		$229	$1,832

	As of December 31, 2007
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
HHR Euro CV	32.1%	$172	$1,003	Ten hotels located in Europe
HHR TRS CV	9.8%	1	2	Lease agreements for certain hotels owned by HHR Euro CV
CBM Joint Venture L.P.	3.6%	5	839	115 Courtyard hotels
Tiburon Golf Ventures, L.P.	49.0%	16	—	36-hole golf club

Total		$194	$1,844

European Joint Venture

In March 2006, we formed a joint venture, HHR Euro CV, to acquire hotels in Europe (the “European joint venture”). We serve as the general partner for the European joint venture and have a 32.1% ownership interest (including our limited and general partner interests). The initial term of the European joint venture is ten years subject to two one-year extensions with partner approval. HHR Euro CV has leased six of its hotels to HHR TRS CV, where we also serve as a general partner and have a 9.8% ownership interest including our general and limited partner interests. Due to the ownership structure and the non-Host limited partners’ rights to cause the dissolution and liquidation of the European joint venture and HHR TRS CV at any time, they are not consolidated in our financial statements. As general partner, we earn a management fee based on the amount of equity commitments and equity investments. In 2008 and 2007, we recorded approximately $6 million and $5 million, respectively, of management fees.

During 2008, we entered into three foreign currency forward purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the partners’ capital portion of our balance sheet. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. During 2008, we recorded an increase in the fair value of the derivative instruments totaling approximately $6 million, which is equal to the fair value as of December 31, 2008 included in accumulated other comprehensive income.

Our unconsolidated investees assess impairment of real estate properties based on whether estimated undiscounted future cash flows from each individual property are less than book value. If a property is impaired, a loss is recorded for the difference between the fair value and net book value of the hotel. In 2008, we recognized a charge of approximately $2 million related to the impairment of one property in our European joint venture as a component of equity in earnings of affiliates. In addition, we assess impairment of our non-consolidated investments for other than temporary declines in the value of the investment, based on guidance from APB Opinion No. 18. We did not record any other impairments on our investments in 2008.

Asian Joint Venture

On March 25, 2008, we entered into a joint venture, structured as a Singapore Corporation, with RECO Hotels JV Private Limited, an affiliate of GIC RE. The joint venture will explore investment opportunities in various markets throughout Asia, including China, Japan, Vietnam, and India as well as Australia. We own a 25% interest in the joint venture. The initial term of the Asian joint venture is for a period of seven years. Due to the ownership structure of the Asian joint venture and our partner’s rights to cause the dissolution and liquidation of the joint venture, it is not consolidated in our financial statements. As of December 31, 2008, the Asian joint venture did not own any hotels.

CBM Joint Venture LP

CBM Joint Venture Limited Partnership owns 115 Courtyard by Marriott hotels, which are operated by Marriott International pursuant to long-term management agreements. On March 29, 2005, we sold 85% of our interest in CBM Joint Venture LLC for approximately $92 million and recorded a gain on the sale, net of taxes, of approximately $41 million. In conjunction with the sale of our interest, CBM Joint Venture LLC was recapitalized and converted into a limited partnership, CBM Joint Venture Limited Partnership with Marriott International and affiliates of Sarofim Realty Advisors. Post-recapitalization, we own a 3.6% limited partner interest. We have the right to cause CBM Joint Venture LP to redeem our remaining interest, under certain conditions, prior to December 2009. Thereafter, the general partner of CBM Joint Venture LP has the right to redeem our remaining interest.

Other Investments

We have a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort. We also own minority interests in partnerships that directly or indirectly own two hotels. The total carrying value of these partnerships is less than $500,000, and we do not have any guarantees or commitments in relation to these partnerships.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combined summarized balance sheet information as of December 31 for our affiliates follows:

	2008	2007
	(in millions)
Property and equipment, net	$2,685	$2,720
Other assets	482	314

Total assets	$3,167	$3,034

Debt	$1,832	$1,844
Other liabilities	376	197
Equity	959	993

Total liabilities and equity	$3,167	$3,034

Combined summarized operating results for our affiliates for the years ended December 31 follows:

	2008	2007	2006
	(in millions)
Total revenues	$986	$954	$704
Operating expenses
Expenses	(769)	(698)	(531)
Depreciation and amortization	(121)	(87)	(67)

Operating profit	96	169	106
Interest income	10	7	2
Interest expense	(118)	(103)	(75)

Net income (loss)	$(12)	$73	$33

4.	Debt

Debt consists of the following:

	December 31, 2008	December 31, 2007
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012	348	347
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	497	497
2004 Exchangeable Senior Debentures, with a rate of 3 1/4% due April 2024	398	496
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	594	592
Senior notes, with rate of 10.0% due May 2012	7	7

Total senior notes	4,019	4,114
Mortgage debt secured by $2.1 billion of real estate assets, with an average interest rate of 6.2% at December 31, 2008 and 6.6% at December 31, 2007	1,436	1,423
Credit facility (including the $210 million term loan)	410	—
Other	87	88

Total debt	$5,952	$5,625

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Notes

General.    Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host LP’s unsubordinated indebtedness and senior to all subordinated obligations. The face amount of our outstanding senior notes as of December 31, 2008 and 2007 was $4.0 billion and $4.1 billion, respectively. The outstanding senior notes balance as of December 31, 2008 and 2007 includes discounts of approximately $13 million and $18 million, respectively. The notes outstanding under our senior notes indenture are guaranteed by certain of our existing subsidiaries and are secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements, if any, with lenders that are parties to the credit facility. We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table above.

We had the following activities during 2008 and 2007:

•

During the fourth quarter of 2008, we repurchased $100 million of our $500 million 3 1 /4% Exchangeable Senior Debentures (the “2004 Debentures”) for approximately $82 million and recorded a gain of approximately $18 million included in interest expense.

•

On March 23, 2007, Host LP issued the 2007 Debentures and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. See “2007 Exchangeable Senior Debentures” below.

Restrictive Covenants.    Under the terms of the senior notes indenture, our ability to incur indebtedness and make distributions is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x by Host LP. Furthermore, Host LP is able to make distributions to enable Host to pay dividends on its preferred stock under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with the terms of our senior notes indenture based on pro forma results for the four prior fiscal quarters giving effect to transactions such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. For example, under the terms of our senior notes indenture interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value, and, in 2009, approximately $30 million of interest expense to be recorded as a result of the adoption of FSP APB 14-1 relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Other covenants limiting our ability to incur indebtedness and make distributions include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate values) excluding Intangible assets and secured indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may pay preferred or common distributions and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. In addition, even if we are below the coverage levels otherwise required to incur debt and make distributions, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million of mortgage debt whose proceeds would be used to repay debt under credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million of other debt. Our senior notes indenture also imposes restrictions on customary matters, such as our ability to make distributions on, redeem or repurchase our equity interests; make investments; permit payment or dividend restrictions on certain of our subsidiaries; sell assets; guarantee indebtedness; enter into transactions with affiliates; create certain liens; and sell certain assets or merge with or into other companies. Our senior notes indenture also imposes a requirement to maintain unencumbered assets (as defined in the indenture as undepreciated property value) of not less than

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage requirement must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or make distributions discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or make distributions, but which would not otherwise cause a default under our senior notes indenture). As of December 31, 2008, we are in compliance with all of our financial covenants under our senior notes indentures.

2007 Exchangeable Senior Debentures.    The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of Host’s common stock) and the aggregate principal amount of the 2007 Debentures to be exchanged, and, at our option, shares of Host’s common stock, cash or a combination thereof for any excess above the principal value. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures at the exchange value described above rather than receive the cash redemption price. The current exchange rate is 31.35 shares of Host’s common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.90 per share of Host’s common stock. Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP units. The exchange rate may be adjusted under certain circumstances including the payment of common dividends by Host exceeding $.20 per share in any given quarter.

2004 Exchangeable Senior Debentures.    On March 16, 2004, Host LP issued $500 million, 3.25% 2004 Debentures and received net proceeds of $484 million, after discounts, underwriting fees and expenses. During 2008, we repurchased $100 million of the 2004 Debentures for approximately $82 million and recorded a gain on repurchase of approximately $18 million. The outstanding 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host’s common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The current exchange rate is 63.3687 shares of Host’s common stock for each $1,000 of principal amount of the 2004 Debentures, or a total of approximately 25 million shares (which is equivalent to an exchange price of $15.78 per share). Upon issuance of such shares by Host, we will issue to Host an equivalent number of common OP units. The exchange rate is adjusted for certain circumstances, including the payment of common dividends by Host. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures for shares of Host’s common stock rather than receive the cash redemption price.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facility.    On May 25, 2007, we entered into a second amended and restated bank credit facility with Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other agents and lenders. The credit facility provides aggregate revolving loan commitments in the amount of $600 million. During any period in which our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount under the credit facility to exceed $300 million. The credit facility also includes subcommitments for (i) the issuance of letters of credit in an aggregate amount of $10 million and (ii) loans in certain foreign currencies in an aggregate amount of $300 million, (A) $150 million of which may be loaned to certain of our Canadian subsidiaries in Canadian Dollars and (B) $300 million of which may be loaned to us in Pounds Sterling and Euros. The credit facility has an initial scheduled maturity of September 2011. We have an option to extend the maturity for an additional year if certain conditions are met as of September 2011. These conditions include the payment of a fee to the lenders, that no default or event of default exists and maintaining a leverage ratio below 6.75x . Subject to certain conditions, we also have the option to increase the amount of the facility by up to $190 million to the extent that any one or more lenders, whether or not currently party to the credit facility, commits to be a lender for such amount.

In the second quarter of 2008, we entered into a $210 million term loan under the credit facility. The term loan bears interest at LIBOR plus 175 basis points, with a LIBOR floor of 2.25% for an all-in rate of 4.0% at December 31, 2008. We also have the option to pay interest based on the higher of the overnight Federal Funds Rate plus 50 basis points and the Prime Lending Rate, plus, in both cases, the applicable spread of 75 basis points. In September 2008, we also borrowed $200 million under the revolver portion of our credit facility at a rate of LIBOR plus 65 basis points based on our current leverage. Based on our current leverage, we have $400 million of remaining available capacity under the revolver portion of our credit facility.

The obligations under the credit facility are guaranteed by certain of our existing subsidiaries and are currently secured by pledges of equity interests in many of our subsidiaries. The pledges are permitted to be released in the event that certain conditions are satisfied, including the requirement that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. As a result of having satisfied such conditions, currently we are not required to pledge our equity interests in any newly acquired or formed subsidiary, and at our election, we may obtain a release of all existing pledges for so long as our leverage ratio continues to be below 6.0x. The guarantees and pledges ratably benefit our credit facility, as well as the notes outstanding under our senior notes indenture and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility.

Financial Covenants.    The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. Prior to the end of our third quarter of 2009, we are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.5x and our unsecured coverage ratio is not less than 1.75x. Thereafter, the maximum leverage ratio under the credit facility is reduced to 7.25x, with the minimum unsecured coverage ratio continuing to be set at 1.75x. In all cases, if our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount of the credit facility to exceed $300 million. However, to the extent our borrowings under the credit facility revolver exceed $300 million on the date that our leverage ratio exceeds 7.0x, we are not required to repay the excess for one year. In addition, we must be below a leverage ratio of 6.75x in order to meet the requirements for extension of the credit facility from September 2011 to September 2012. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Hence, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were ever to come back into compliance with the financial covenants. These calculations are performed in

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with our credit facility based on pro forma results for the prior four fiscal quarters giving effect to transactions such as acquisitions, dispositions and financings as if they occurred at the beginning of the period. For example, under the terms of the credit facility interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value, and, in 2009, approximately $30 million of interest expense to be recorded as a result of the adoption of FSP APB 14-1 relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept under which cash and cash equivalents in excess of $100 million is deducted from our total debt balance. As of December 31, 2008, our leverage ratio was 4.1x versus the 7.5x maximum leverage ratio allowed under the credit facility, our fixed charge coverage ratio was 2.8x versus the 1.0x minimum fixed charge coverage ratio allowed under the credit facility and our unsecured interest coverage ratio was 4.1x versus the minimum unsecured interest coverage ratio of 1.75x allowed under the credit facility. Accordingly, we are in compliance with these and all of our other financial covenants under the credit facility as of December 31, 2008.

Interest and Fees.    We pay interest on revolver borrowings under the credit facility at floating rates plus a margin that is set with reference to our leverage ratio. In the case of LIBOR borrowings in US Dollars, as well as Euros and Pounds Sterling denominated borrowings, the rate of interest ranges from 65 basis points to 150 basis points over LIBOR. We also have the option to pay interest based on the higher of the overnight Federal Funds Rate plus 50 basis points and the Prime Lending Rate, plus, in both cases, the applicable spread ranging from 0 to 50 basis points. Based on our current leverage ratio of 4.1x, we can borrow at a rate of LIBOR plus 70 basis points or Prime plus 0 basis points. To the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 10 to 15 basis points, depending on our average revolver usage during the applicable period.

Other Covenants.    The credit facility contains restrictive covenants on customary matters. Certain covenants become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and distributions contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on incurrence of debt and distributions are generally consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host’s tax status as a REIT.

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2008, we have 14 assets that are secured by mortgage debt with an average interest rate of 6.2% that mature between 2009 and 2023. As of December 31, 2008, we are in compliance with the covenants under our mortgage debt obligations.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had the following mortgage debt issuances and repayments for 2008 and 2007. Interest for our mortgage debt is payable on a monthly basis:

Transaction Date		Property	Rate	Maturity Date	Amount
Issuances
June	2008	Orlando World Center Marriott(1)	4.93%	7/1/2011	$300
March	2007	The Ritz-Carlton, Naples and Newport Beach Marriott	5.53%	3/1/2014	300
February	2007	Harbor Beach Marriott	5.55%	3/1/2014	134

Repayments/Defeasance
December	2008	Scottsdale Marriott McDowell Mountains	6.08%	12/1/2008	34
June	2008	Orlando World Center Marriott	7.48%	6/12/2008	208
October	2007	New Orleans Marriott, San Antonio Marriott Rivercenter, San Ramon Marriott and Santa Clara Marriott	8.22%	10/11/2017	190
May	2007	CMBS properties	7.61%	8/1/2009	514
April	2007	Philadelphia Marriott Convention Center	8.52%	4/1/2009	96
April	2007	Four Seasons Hotel Atlanta	8.41%	4/1/2022	33
March	2007	JW Marriott, Washington, D.C.(2)	7.42%	9/15/2007	88
February	2007	Harbor Beach Marriott	8.58%	3/1/2007	88

(1)	The Orlando World Center Marriott mortgage loan has a floating rate of interest of LIBOR plus 350 basis points. The interest rate shown reflects the rate in effect as of December 31, 2008. Additionally, we have the right to extend the maturity for two, one-year periods, subject to certain conditions.
(2)	The JW Marriott, Washington, D.C. mortgage debt had a floating interest rate of LIBOR plus 210 basis points. The interest rate shown reflects the rate as of the date of the transaction.

Derivative Instruments

We purchased an interest rate cap which expired in September 2007 in connection with the mortgage debt secured by the JW Marriott, Washington, D.C. The mortgage debt was repaid in September 2007 and the impact of changes in the fair value of the interest rate cap was immaterial for all periods presented. As of December 31, 2008 we have no outstanding interest rate swap or cap agreements. Additionally, during 2008 we entered into three foreign currency forward purchase contracts to hedge a portion of the foreign currency exposure relating to our investment in the European joint venture. See Note 3 “Investments in Affiliates”.

Aggregate Debt Maturities

Aggregate debt maturities at December 31, 2008 are as follows (in millions):

2009	$321
2010	411
2011(1)	825
2012	967
2013	737
Thereafter	2,700

5,961
Unamortized (discounts) premiums, net	(10)
Capital lease obligations	1

$5,952

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The debt maturing in 2011 includes $410 million related to borrowings under the credit facility, which can be extended, at our option, for one year if our leverage ratio is below 6.75x and certain other conditions are met. Similarly, the $300 million mortgage loan on the Orlando World Center Marriott, which also matures in 2011, can be extended for two one-year periods, subject to achieving a certain debt coverage ratio and other conditions.

Interest

During 2008, 2007 and 2006, we made cash interest payments of $360 million, $419 million, and $459 million, respectively, which includes capitalized interest of $10 million, $10 million and $5 million, respectively, related to qualifying property construction activities. During 2008, we recorded a gain of approximately $18 million associated with the repurchase of a portion of our 2004 Debentures that is included in interest expense on our consolidated statements of operations. Our 2007 and 2006 interest expense includes losses of $45 million and $17 million, respectively, on the early extinguishment of debt, which includes prepayment premiums, the acceleration of the related discounts and deferred financing costs and the termination of related interest rate swap agreements. Deferred financing costs amounted to $47 million and $51 million, net of accumulated amortization, as of December 31, 2008 and 2007, respectively. Amortization of deferred financing costs totaled $12 million, $13 million, and $15 million in 2008, 2007 and 2006, respectively, and is included in interest expense on the accompanying statements of operations.

Amortization of property and equipment under capital leases totaled $2 million for each of 2008, 2007 and 2006, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations.

5.	Partners’ Capital

As of December 31, 2008 and 2007, 540.4 million and 540.9 million common OP units, respectively, were outstanding, of which Host held 525.3 million and 522.6 million, respectively. In addition, 4.0 million preferred OP units were outstanding as of December 31, 2008 and 2007.

Distributions

Host is required to distribute at least 90% of its taxable income, excluding net capital gain, to qualify as a REIT. However, Host’s policy on common dividends is generally to distribute 100% of its estimated annual taxable income, including net capital gains, unless otherwise contractually restricted. The amount of any dividends will be determined by Host’s Board of Directors. For the preferred dividends, Host will generally pay the quarterly dividend, regardless of the amount of taxable income, unless similarly contractually restricted. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from us. All dividends declared in 2008, 2007 and 2006 were determined to be ordinary income.

The table below presents the amount of common and preferred distributions declared per unit as follows:

	2008	2007	2006
Common OP units	$.65	$1.00	$.76
Class C preferred OP units 10%	—	—	.625
Class E preferred OP units 8 7/8%	2.22	2.22	2.22

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase

Host’s Board of Directors authorized a program to repurchase up to $500 million of common stock and equity related securities. These securities may be purchased in the open market or through private transactions, depending on market conditions. The plan does not obligate Host to repurchase any specific number or amount of securities and may be suspended at any time at management’s discretion. As of December 31, 2008, Host repurchased 6.5 million shares valued at approximately $100 million. We redeem an equivalent number of common OP units from Host for each common share repurchased. Additionally, as part of this program during the fourth quarter we repurchased $100 million of our 2004 Debentures for $82 million. See Note 4—Debt for further discussion. As a result of these purchases, we currently have approximately $318 million left under the Board of Directors’ authorization for future repurchases.

Preferred OP Units

We currently have one class of publicly-traded preferred units outstanding: 4,034,400 units of 8 7/8% Class E preferred units. Holders of the preferred units are entitled to receive cumulative cash distributions at 8 7/8% per annum of the $25.00 per unit liquidation preference, which are payable quarterly in arrears. After June 2, 2009, we have the option to redeem the Class E preferred units for $25.00 per units, plus accrued and unpaid distributions to the date of redemption. The preferred OP unit ranks senior to the common OP unit. The preferred unitholders generally have no voting rights. Accrued preferred distributions at December 31, 2008 and 2007 were approximately $2 million.

During 2006, we redeemed, at par, all of our then outstanding Class C cumulative preferred units. The fair value of the preferred units (which was equal to the redemption price) exceeded the carrying value of the Class C preferred units by approximately $6 million. This amount represents the original issuance cost. The original issuance cost for the Class C preferred units has been reflected in the determination of net income available to common unitholders for the purpose of calculating our basic and diluted earnings per unit in the respective years of redemption.

6.	Income Taxes

As a partnership for federal income tax purposes, we are not subject to federal income tax. We are, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. In addition, each of our taxable REIT subsidiaries is taxable as a regular C corporation. Host has elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, is not subject to federal income tax, provided that it distributes all of its taxable income annually to its stockholders and complies with certain other requirements. In addition to paying federal and state income tax on any retained income, one of our subsidiary REITs is subject to taxes on “built-in-gains” on sales of certain assets. Additionally, Host’s taxable REIT subsidiaries are subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries, state income and franchise taxes incurred by Host and us and foreign income taxes incurred by Host LP as well as each of their respective subsidiaries.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Total deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (in millions):

	2008	2007
Deferred tax assets	$107	$124
Less: Valuation allowance	(28)	(25)

Subtotal	79	99
Deferred tax liabilities	(65)	(93)

Net deferred tax asset	$14	$6

We have recorded a 100% valuation allowance of approximately $28 million against the deferred tax asset for our Mexican net operating loss and asset tax credit carryforwards as of December 31, 2008. The net increase in the valuation allowance for the years ending December 31, 2008 and 2007 was approximately $3 million in each year. There is no valuation allowance against the deferred tax asset for our Canadian net operating loss and capital loss carryforwards as of December 31, 2008. The reduction in the valuation allowance related to the deferred tax asset for our Canadian net operating loss carryforward of approximately $3 million was recorded as a reduction of income tax expense in 2008. We expect all net operating loss and tax credit carryforwards for U.S. federal income tax purposes to be realized. The primary components of our net deferred tax asset was as follows (in millions):

	2008	2007
Investment in hotel leases	$—	$2
Accrued related party interest	14	21
Net operating loss and capital loss carryforwards	40	48
Alternative minimum tax credits	16	15
Safe harbor lease investments	—	(17)
Property and equipment depreciation	1	1
Investments in domestic and foreign affiliates	(62)	(62)
Holdover period rent expense	—	(10)
Prepaid revenue	36	37
Purchase accounting items	(3)	(4)

Subtotal	42	31
Less: Valuation allowance	(28)	(25)

Net deferred tax asset	$14	$6

At December 31, 2008, we have aggregate gross domestic and foreign net operating loss, capital loss and tax credit carryforwards of approximately $140 million. We have deferred tax assets related to these loss and tax credit carryforwards of approximately $56 million with a valuation allowance of approximately $28 million. Our net operating loss carryforwards expire beginning in 2010 through 2027, and our foreign capital loss carryforwards have no expiration period. Our domestic tax credits have no expiration period and our foreign asset tax credits expire through 2017.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our U.S. and foreign income from continuing operations before income taxes was as follows (in millions):

	2008	2007	2006
U.S. income	$417	$551	$320
Foreign income	—	24	7

Total	$417	$575	$327

The (benefit) provision for income taxes for continuing operations consists of (in millions):

	2008	2007	2006
Current—Federal	$—	$—	$—
—State	2	3	2
—Foreign	3	7	8

	5	10	10

Deferred—Federal	(11)	(8)	—
—State	2	—	(5)
—Foreign	1	1	—

	(8)	(7)	(5)

Income tax (benefit) provision—continuing operations	$(3)	$3	$5

The total (benefit) provision for income taxes, including the amounts associated with discontinued operations, was $(3) million, $3 million and $7 million in 2008, 2007 and 2006, respectively.

The differences between the income tax (benefit) provision calculated at the statutory federal income tax rate of 35% and the actual income tax (benefit) provision recorded each year for continuing operations are as follows (in millions):

	2008	2007	2006
Statutory federal income tax provision—continuing operations	$146	$201	$114
Nontaxable income of Host LP—continuing operations	(157)	(209)	(114)
State income tax provision, net	2	2	2
Uncertain tax positions	2	1	(5)
Foreign income tax provision	4	8	8

Income tax (benefit) provision—continuing operations	$(3)	$3	$5

In 2006, we recognized an income tax benefit of $5 million relating to the reduction of previously accrued income taxes after an evaluation of the exposure items and the expiration of related statutes of limitation. No such amount was recognized in 2007 or 2008. Cash paid for income taxes, net of refunds received, was $7 million for each of 2008, 2007 and 2006.

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2008	2007
Balance at January 1, 2008	$11	$10
Additions based on tax positions related to the current year	2	1

Balance at December 31, 2008	$13	$11

All of such amount, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory federal income tax rate of 35% and the actual income tax provision (benefit) recorded each year.

It is reasonably possible that the total amount of unrecognized tax benefits will significantly decrease within 12 months of the reporting date due to the expiration of certain statutes of limitation. An estimate of the range of such possible decrease is $3 million to $7 million. As of December 31, 2008, the tax years that remain subject to examination by major tax jurisdictions generally include 2005-2008.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007 and 2006, we recognized approximately $0.1 million and $0.2 million of interest, respectively. Interest recognized in 2008 was immaterial. We had approximately $0.4 million and $0.6 million for the payment of interest accrued at December 31, 2008 and 2007, respectively.

7.	Leases

Hotel Leases

We lease substantially all of our hotels (the “Leases”) to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation and management of a hotel.

Hospitality Properties Trust Relationship

In a series of related transactions in 1995 and 1996, we sold and leased back 53 Courtyard by Marriott (“Courtyard”) properties and 18 Residence Inn by Marriott (“Residence Inn”) properties to Hospitality Properties Trust (“HPT”). These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring between 2010 and 2012 and are renewable at our option. Minimum rent payments are $58 million annually for the Courtyard properties and $19 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to HPT under the terms of the leases. During 2008, we gave notice that we will not renew the lease on the 18 Residence Inn properties and therefore that lease, as well as the related sublease described below, will terminate in December 2010, and we expect HPT to return the approximate $17 million security deposit.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

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

Other Lease Information

As of December 31, 2008, all or a portion of 35 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense on a straight-line basis over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. We also have leases on facilities used in our former restaurant business, some of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or ten-year periods. The restaurant leases are accounted for as operating leases. Our lease activities also include leases entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for as either operating or capital leases depending on the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization charge applicable to capitalized leases is included in depreciation expense in the accompanying consolidated statements of operations.

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee as of December 31, 2008. Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants and the Sublessee of approximately $9 million and $275 million, respectively, payable to us under non-cancelable subleases.

	Capital Leases	Operating Leases
	(in millions)
2009	$1	$122
2010	1	119
2011	—	96
2012	—	92
2013	—	31
Thereafter	—	979

Total minimum lease payments	2	$1,439

Less: amount representing interest	—

Present value of minimum lease payments	$2

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We remain contingently liable on certain leases relating to our former restaurant business. Such contingent liabilities aggregated $23 million as of December 31, 2008. However, management considers the likelihood of any material funding related to these leases to be remote.

Rent expense is included in other property-level expenses line item and consists of (in millions):

	2008	2007	2006
Minimum rentals on operating leases	$121	$120	$125
Additional rentals based on sales	39	39	28
Less: sublease rentals	(90)	(92)	(88)

	$70	$67	$65

8.	Employee Stock Plans

In connection with Host’s conversion to a REIT, we assumed the employee obligations of Host. Upon the issuance of Host’s common stock under either of the two stock-based compensation plans described below, we will issue to Host an equivalent number of common OP units. Accordingly, these liabilities and related disclosures are included in our consolidated financial statements.

Host maintains two stock-based compensation plans, the comprehensive stock plan (the “Comprehensive Plan”), whereby Host may award to participating employees (i) restricted shares of Host’s common stock, (ii) options to purchase Host’s common stock and (iii) deferred shares of Host’s common stock and the employee stock purchase plan (ESPP), which are accounted for under SFAS 123R. At December 31, 2008, there were approximately 4.0 million shares of Host’s common stock reserved and available for issuance under the Comprehensive Plan.

We recognize costs resulting from Host’s share-based payment transactions in our financial statements over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity classified awards or liability classified awards. The classification of Host’s restricted stock awards as either an equity award or a liability award is based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. The value of all restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite service. All restricted stock awards to senior executives outstanding as of December 31, 2008 have been classified as liability awards, primarily due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding. Restricted stock awards to Host’s upper-middle management have been classified as equity awards as these awards do not have this optional tax withholding feature.

Restricted Stock

During the first quarter of 2006, Host granted shares to senior executives that vested through year end 2008 in three annual installments (the “2006 – 2008 Plan”). Vesting for these shares was determined both on continued employment and market performance based on the achievement of total shareholder return on an absolute and relative basis. For the shares that vested solely on continued employment, we recognize compensation expense over the requisite period based on the market price of Host’s common stock at the balance sheet date. For liability classified share awards that vest based on market performance, we recognize compensation expense over

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the requisite service period based on the fair value of the awards at the balance sheet date. At year end 2008, compensation expense for the shares that were earned is based on the market price at the balance sheet date. No compensation expense is recognized for shares that are not earned.

Host made an additional grant of shares to senior executives in February 2006 (“2006 supplemental grant”). Twenty-five percent of this award vested immediately, and was expensed on the date of grant, while the remaining 75% vests over a three-year period that began in February 2006 based on continued employment. We recognize compensation expense for the outstanding portion of this grant based on the market price at the balance sheet date.

Effective January 1, 2008, Host made additional grants to nine senior executives of approximately 200,000 shares. Vesting for these shares was based on continued employment through December 31, 2008. We recognize compensation expense for these shares based on the market price of Host’s common stock at the balance sheet date.

During 2008, 2007 and 2006, we recorded compensation expense of approximately $2 million, $3 million and $32 million respectively, related to the restricted stock awards to senior executives. The majority of these awards vested on December 31, 2008. The total unrecognized compensation cost, based on the valuation criteria above, that relates to nonvested restricted stock awards at December 31, 2008 was approximately $.2 million and primarily reflects shares issued under our 2006 supplemental grant that vested in February 2009. The following table is a summary of the status of Host’s senior executive plans for the three years ended December 31, 2008. The fair values for the awards below are based on the fair value at the respective transaction dates, as the awards are classified as liability awards.

	2008		2007		2006
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	1.5	$7	2.4	$19	—	$—
Granted	.2	18	—	—	3.5	16
Vested(1)	(.3)	10	(.2)	24	(1.1)	24
Forfeited/expired	(1.3)	—	(.7)	8	—	—

Balance, at end of year(2)	.1	7	1.5	7	2.4	19

Issued in calendar year(1)	.1	15.6		25.7		19

(1)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.1 million shares issued in 2008 include shares vested at December 31, 2007, after adjusting for shares withheld to meet employee tax requirements. The withheld shares for employee tax requirements were valued at $1.6 million, $13.3 million and $11.7 million, for 2008, 2007 and 2006, respectively.
(2)	Based on our historical forfeiture rates, we expect that substantially all shares that meet the required market condition will vest.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Host also maintains a restricted stock program for our upper-middle management. Vesting for these shares is determined based on continued employment and, accordingly, we recognize compensation expense on a straight-line basis over the service period of three years. We recorded compensation expense related to these shares of $1.1 million, $1.6 million and $1.5 million during 2008, 2007 and 2006, respectively. As of December 31, 2008, all compensation cost for the upper-middle management program has been recognized. The following table is a summary of the status of our upper-middle management plan for the three years ended December 31, 2008. The fair values for the awards below are based on the fair value at the grant date of the respective awards, as the awards are classified as equity awards.

	2008		2007		2006
	Shares (in thousands)	Fair Value (per share)	Shares (in thousands)	Fair Value (per share)	Shares (in thousands)	Fair Value (per share)
Balance, at beginning of year	20	$28	22	$20	25	$16
Granted	51	17	66	28	78	20
Vested(1)	(53)	21	(64)	25	(74)	19
Forfeited/expired	(4)	20	(4)	25	(7)	18

Balance, at end of year(2)	14	17	20	28	22	20

Issued in calendar year(1)	41	21	45	22	47	17

(1)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 41,000 shares issued in 2008 include the shares vested at December 31, 2007, after adjusting for shares withheld to meet employee tax requirements. The value of shares withheld for employee tax requirements was not material for all periods presented.
(2)	Based on our historical forfeiture rates, we expect that substantially all shares will vest.

Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan (“ESPP”), eligible employees may purchase Host’s common stock through payroll deductions at 90% of the lower of market value at the beginning or end of the plan period and is therefore compensatory under SFAS 123R. Effective January 1, 2008, we updated the plan so that shares vested on a calendar quarter basis and employees made their purchase options on a quarterly basis. Prior to 2008, the shares vested on an annual basis. We record compensation expense for the employee stock purchase plan based on the fair value of the employees’ purchase rights, which is estimated using an option-priced model. The compensation expense reflected in net income was not material for all periods presented.

Employee Stock Options

Effective January 1, 2002, we adopted the expense recognition provisions of SFAS 123 for employee stock options granted on or after January 1, 2002 only. Host did not grant any stock options between December 2002 and December 31, 2008. All options granted are fully vested and exercisable as of December 31, 2006. The fair value of the 2002 stock options was estimated on the date of grant using an option-pricing model. Compensation expense for the stock options was recognized on a straight-line basis over the vesting period. The weighted average fair value per option granted during 2002 was $1.41. We did not record any compensation expense related to these shares in 2007 or 2008, as all shares were fully vested at December 31, 2006. We recorded compensation expense of approximately $229,000 for 2006, which represents the expense for stock options granted during 2002. The aggregate intrinsic value of the outstanding and exercisable options at December 31, 2008 and 2007 was approximately $0 million and $3.5 million, respectively.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of the status of our stock option plans that have been approved by our stockholders for the three years ended December 31, 2008. We do not have stock option plans that have not been approved by our stockholders.

	2008		2007		2006
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Balance, at beginning of year	.4	$7.7		$6	1.4	$6
Granted	—	—	—	—	—	—
Exercised	(.2)	7	(.3)	5	(.7)	6
Forfeited/expired	—	—	—	—	—	—

Balance, at end of year	.2	8.4		7.7		6

Options exercisable at year-end	.2		.4		.7

The following table summarizes information about stock options at December 31, 2008:

	Options Outstanding and Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$7 – 9.2		7	$8

	.2

In connection with the Host Marriott Services (“HM Services”) spin-off in 1995, outstanding options held by our current and former employees were redenominated in both our and HM Services stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies. Pursuant to the distribution agreement between us and HM Services, we originally had the right to receive up to 1.4 million shares of HM Services’ common stock or an equivalent cash value subsequent to exercise of the options held by certain former and current employees of Marriott International. However, in 1999, HM Services was no longer publicly traded (and was renamed HMS Host) and, as a result, all future payments to us were to be made in cash. As of December 31, 2007, the receivable balance was approximately $0.5 million, which is included in other assets in the accompanying consolidated balance sheets. All options that were not exercised expired in 2008.

Deferred Stock

Deferred stock incentive plan shares granted to officers and key employees after 1990 generally vest over 10 years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. We accrue compensation expense on a straight-line basis over the vesting period for the fair market value of the shares on the date of grant, less estimated forfeitures. No shares have been granted under this plan since 2003. The compensation cost that has been charged against income for deferred stock was not material for all periods presented.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The discretionary amount to be matched by us is determined annually by Host’s Board of Directors. We provide medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Our recorded liability for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2008.

10.	Discontinued Operations

Dispositions

We disposed of two hotels in 2008, nine hotels in 2007 and seven hotels in 2006. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations in the consolidated statements of operations for the periods presented (in millions):

	2008	2007	2006
Revenues	$6	$50	$178
Income before taxes	2	18	31
Gain on disposals, net of tax	23	164	416

Subsequent to year end, we sold the Hyatt Regency Boston for net proceeds of $113 million, which included the return of reserves held by the manager. The hotel was not considered held-for-sale at year end 2008, and we will record a gain of approximately $20 million in the first quarter of 2009.

11.	Gain on Insurance Settlement

Eight of our properties sustained damage from hurricanes during 2005, with two, the New Orleans Marriott and the Fort Lauderdale Marina Marriott, having extensive damage which required us to temporarily close all or part of these hotels. Our insurance coverage for the properties entitles us to receive recoveries for damage to the hotels, as well as payments for business interruption. Gains on property insurance proceeds represent proceeds received in excess of the insurance receivable, which represents the book value of the damaged assets that were written-off. All gains resulting from insurance proceeds are not recognized until all contingencies are resolved. The following chart details the damages incurred, proceeds received and gains recorded as of December 31, 2008, 2007 and 2006 due to hurricanes Katrina and Wilma (in millions):

Property Insurance

	Property Damage(1)	Property Insurance Proceeds Received			Gain on Property Insurance Proceeds
Event		2008	2007	2006	2008	2007	2006
Hurricane Katrina 2005	$21	$—	$24	$13	$—	$16	$—
Hurricane Wilma 2005(2)	16	—	14	8	—	6	—

	$37	$—	$38	$21	$—	$22	$—

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Interruption Insurance

	Gain on Business Interruption Insurance Proceeds Received
Event	2008	2007	2006
Hurricane Katrina 2005	$7	$30	$10
Hurricane Wilma 2005(2)	—	6	6

	$7	$36	$16

(1)	Represents the book value of the property and equipment written off and repairs and clean-up costs incurred as a result of the hurricane damage.
(2)	The Ft. Lauderdale Marina Marriott was sold in January 2006, and, as a result, the gains on insurance settlement for this hotel are included in discontinued operations on the accompanying statement of operations.

12.	Acquisitions

Starwood Acquisition

On April 10, 2006, we acquired 25 domestic hotels and three foreign hotels from Starwood Hotels & Resorts Worldwide, Inc., or Starwood for total consideration of approximately $3.1 billion. The acquisition was completed pursuant to the Master Agreement and Plan of Merger, dated as of November 14, 2005, and amended as of March 24, 2006, (the “Master Agreement”) among Host, Starwood and certain of their respective subsidiaries.

Our summarized unaudited consolidated pro forma results of operations for the year ended December 31, 2006, assuming the Starwood acquisition occurred on January 1, 2006, are as follows (in millions, except per unit amounts):

2006
Revenues	$5,047
Income from continuing operations	339
Net income	786
Net income available to common unitholders	766
Basic earnings per common unit:
Continuing operations	.59
Discontinued operations	.82

Basic earnings per common unit	$1.41

Diluted earnings per common unit:
Continuing operations	.59
Discontinued operations	.82

Diluted earnings per common unit	$1.41

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Fair Value of Financial Instruments

The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$12	$12	$9	$9
Financial liabilities
Senior notes	3,027	2,297	3,026	2,950
Exchangeable Senior Debentures	992	743	1,088	1,090
Credit facility (including the $210 million term loan)	410	378	—	—
Mortgage debt and other, net of capital leases	1,522	1,501	1,509	1,564

Notes receivable and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

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

In 2008, 2007 and 2006, we paid Marriott $178 million, $197 million, and $165 million, respectively, in hotel management fees and approximately $1 million in franchise fees for each of 2008, 2007 and 2006. Included in the management fees paid are amounts paid to The Ritz-Carlton Hotel Company, LLC (Ritz-Carlton), Courtyard Management Corporation and Residence Inn Management Corporation.

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, while most of our management agreements are not terminable prior to their full term we have negotiated rights with respect to 21 specified Marriott-branded hotels to terminate management agreements in connection with the sale of these hotels subject to certain limitations, including the number of agreements that can be terminated per year, limitations measured by EBITDA, and limitations requiring that a significant part of such hotels maintain the Marriott brand affiliation. The described termination rights may be exercised without payment of a termination fee except for one of the specified hotels wherein a termination fee is required if it does not maintain the Marriott brand affiliation.

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Starwood

As of December 31, 2008, 22 of our hotels are subject to operating and license agreements with Starwood under which Starwood operates the hotels, for an initial term of 20 years, with two renewal terms of 10 years each. Starwood receives compensation in the form of a base fee of 1% of annual gross operating revenues, and an incentive fee of 20% of annual gross operating profit, after we have received a priority return of 10.75% on our purchase price and other investments in the hotels.

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

We have termination rights relating to the operating agreements on 12 specified hotels upon the sale of those hotels. Such termination rights are currently active with respect to three of such hotels. With respect to two of those hotels, we have the limited right to also terminate one license agreement annually. With respect to nine of the 12 specified hotels, we have the right beginning in 2016 to sell 35% of such hotels (measured by EBITDA), not to exceed two hotels annually, free and clear of the existing operating agreement over a period of time without the payment of a termination fee. With respect to any termination of an operating agreement on sale, the proposed purchaser would need to meet the requirements for transfer under the applicable license agreement.

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our foreign operations consist of four properties located in Canada, two properties located in Chile and one property located in Mexico. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2008		2007		2006
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$5,110	$10,541	$5,240	$10,358	$4,653	$10,384
Canada	119	123	117	140	107	112
Chile	32	45	27	57	16	53
Mexico	27	30	27	33	26	35

Total	$5,288	$10,739	$5,411	$10,588	$4,802	$10,584

17.	Guarantees and Contingencies

We have certain guarantees which consist of commitments we have made to third parties for leases or debt that are not recognized in our consolidated financial statements due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $23 million as of December 31, 2008.

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

•

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $13 million through the full term of the leases, including renewal options. We believe that any liability related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

•

In connection with the Starwood acquisition, we have three properties with environmental liabilities, primarily asbestos in non-public areas of the properties, for which we have recorded the present value of the liability, or approximately $2.6 million, in accordance with FIN 47 “Accounting for Conditional

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations”. The amount is based on management’s estimate of the timing and future costs to remediate the liability. We will record the accretion expense over the period we intend to hold the hotel or until the item is remediated.

•

We are involved in various legal proceedings in the normal course of business. On April 27, 2005, we initiated suit against Keystone-Texas Property Holding Corporation (“Keystone”) in the 73rd Judicial District Court of Bexar County, Texas, Case No. 05-CI-14229, seeking a declaration that a provision of our ground lease for the property under the San Antonio Marriott Rivercenter Hotel was valid and claiming that Keystone had breached that lease provision. On April 6, 2006, a Bexar County Court granted an interlocutory motion for summary judgment that the provision was not valid and the lease provision had not been breached. Thereafter, on October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property. We believe that our actions were entirely lawful.

We are vigorously defending this claim and all other claims; however, no assurance can be given as to the outcome of any pending legal proceedings. We believe that the final resolution of any of these claims will not have a material adverse effect on our financial condition.

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following condensed consolidating financial information sets forth the financial position as of December 31, 2008 and 2007 and results of operations and cash flows for the three years ended December 31, 2008 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Balance Sheets

(in millions)

December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$847	$4,277	$5,615	$—	$10,739
Due from managers	(20)	—	86	(1)	65
Investments in affiliates	6,284	2,043	34	(8,132)	229
Rent receivable	—	23	—	(23)	—
Deferred financing costs, net	39	1	7	—	47
Furniture, fixtures and equipment replacement fund	37	14	68	—	119
Other	516	32	227	(577)	198
Restricted cash	—	—	44	—	44
Cash and cash equivalents	255	10	243	—	508

Total assets	$7,958	$6,400	$6,324	$(8,733)	$11,949

Debt	$2,140	$2,543	$1,607	$(338)	$5,952
Rent payable	—	—	23	(23)	—
Other liabilities	147	234	161	(240)	302

Total liabilities	2,287	2,777	1,791	(601)	6,254
Minority interests	—	—	24	—	24
Limited partner interest of third parties at redemption value	114	—	—	—	114
Partners’ capital	5,557	3,623	4,509	(8,132)	5,557

Total liabilities and partners’ capital	$7,958	$6,400	$6,324	$(8,733)	$11,949

December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$846	$4,109	$5,633	$—	$10,588
Due from managers	(22)	12	116	—	106
Investments in affiliates	6,106	1,994	36	(7,942)	194
Rent receivable	—	32	—	(32)	—
Deferred financing costs, net	44	2	5	—	51
Furniture, fixtures and equipment replacement fund	34	25	63	—	122
Other	504	28	293	(629)	196
Restricted cash	—	—	65	—	65
Cash and cash equivalents	296	18	174	—	488

Total assets	$7,808	$6,220	$6,385	$(8,603)	$11,810

Debt	$1,843	$2,552	$1,560	$(330)	$5,625
Rent payable	—	—	32	(32)	—
Other liabilities	338	313	178	(299)	530

Total liabilities	2,181	2,865	1,770	(661)	6,155
Minority interests	—	—	28	—	28
Limited partner interest of third parties at redemption value	312	—	—	—	312
Partners’ capital	5,315	3,355	4,587	(7,942)	5,315

Total liabilities and partners’ capital	$7,808	$6,220	$6,385	$(8,603)	$11,810

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$146	$658	$5,199	$(715)	$5,288
Hotel operating expenses	—	—	(3,514)	—	(3,514)
Other property-level expenses	(26)	(131)	(236)	—	(393)
Depreciation and amortization	(63)	(245)	(274)	—	(582)
Corporate and other expenses	(7)	(22)	(29)	—	(58)
Gain on insurance settlement	—	—	7	—	7
Rental expense	—	—	(715)	715	—
Interest income	26	4	20	(30)	20
Interest expense	(183)	(79)	(109)	30	(341)
Net gains (losses) on property transactions	(2)	—	4	—	2
Gain/(loss) on foreign currency	(18)	—	19	—	1
Minority interest expense	—	—	(3)	—	(3)
Equity in earnings (losses) of affiliates	532	176	2	(720)	(10)

Income (loss) before income taxes	405	361	371	(720)	417
Provision for income taxes	15	—	(12)	—	3

INCOME (LOSS) FROM CONTINUING OPERATIONS	420	361	359	(720)	420
Income from discontinued operations	25	10	—	(10)	25

NET INCOME (LOSS)	$445	$371	$359	$(730)	$445

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$182	$745	$5,318	$(834)	$5,411
Hotel operating expenses	—	—	(3,535)	—	(3,535)
Other property-level expenses	(28)	(127)	(238)	—	(393)
Depreciation and amortization	(60)	(218)	(238)	—	(516)
Corporate and other expenses	(6)	(27)	(36)	—	(69)
Gain on insurance settlement	—	—	51	—	51
Rental expense	—	—	(834)	834	—
Interest income	35	6	28	(32)	37
Interest expense	(192)	(98)	(164)	32	(422)
Net gains on property transactions	(1)	3	4	—	6
Minority interest expense	—	—	(6)	—	(6)
Equity in earnings (losses) of affiliates	645	159	—	(793)	11

Income (loss) before income taxes	575	443	350	(793)	575
Provision for income taxes	(3)	—	—	—	(3)

INCOME (LOSS) FROM CONTINUING OPERATIONS	572	443	350	(793)	572
Income from discontinued operations	181	133	1	(134)	181

NET INCOME (LOSS)	$753	$576	$351	$(927)	$753

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$161	$654	$4,714	$(727)	$4,802
Hotel operating expenses	—	—	(3,154)	—	(3,154)
Other property-level expenses	(28)	(119)	(212)	—	(359)
Depreciation and amortization	(50)	(194)	(205)	—	(449)
Corporate and other expenses	(8)	(40)	(46)	—	(94)
Gain on insurance settlement	—	—	13	—	13
Rental expense	—	—	(727)	727	—
Interest income	43	85	14	(109)	33
Interest expense	(213)	(113)	(233)	109	(450)
Net gains on property transactions	1	—	—	—	1
Minority interest expense	—	—	(10)	—	(10)
Equity in earnings (losses) of affiliates	415	333	—	(754)	(6)

Income (loss) before income taxes	321	606	154	(754)	327
Benefit (provision) for income taxes	1	—	(6)	—	(5)

INCOME (LOSS) FROM CONTINUING OPERATIONS	322	606	148	(754)	322
Income from discontinued operations	447	64	237	(301)	447

NET INCOME (LOSS)	$769	$670	$385	$(1,055)	$769

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$(61)	$435	$646	$1,020

INVESTING ACTIVITIES
Proceeds from sales of assets, net	14	24	—	38
Deposits for acquisitions	—	—	23	23
Investment in affiliates	(77)	—	—	(77)
Capital expenditures	(55)	(277)	(363)	(695)
Change in furniture, fixtures and equipment (FF&E) reserves	(3)	11	(5)	3
Change in restricted cash designated for FF&E reserves	—	—	6	6
Other	—	—	(14)	(14)

Cash used in investing activities	(121)	(242)	(353)	(716)

FINANCING ACTIVITIES
Financing costs	(3)	—	(5)	(8)
Issuances of debt	—	—	300	300
Credit facility, repayments and draws, net	410	—	—	410
Repurchase of exchangeable debentures	(82)	—	—	(82)
Debt prepayments	—	—	(245)	(245)
Scheduled principal repayments	—	(6)	(10)	(16)
Unit repurchase	(100)	—	—	(100)
Distributions on common OP units	(542)	—	—	(542)
Distributions on preferred OP units	(9)	—	—	(9)
Distributions to minority interests	—	—	(8)	(8)
Change in restricted cash other than FF&E replacement	—	—	16	16
Transfers to/from Parent	467	(195)	(272)	—

Cash provided by (used in) financing activities	141	(201)	(224)	(284)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(41)	$(8)	$69	$20

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$(8)	$476	$533	$1,001

INVESTING ACTIVITIES
Proceeds from sales of assets, net	55	345	—	400
Acquisitions	(15)	—	—	(15)
Deposits for acquisitions	—	—	(22)	(22)
Investment in affiliates	(12)	—	—	(12)
Capital expenditures	(49)	(238)	(326)	(613)
Change in furniture, fixtures and equipment (FF&E) reserves	(3)	3	(23)	(23)
Change in restricted cash designated for FF&E reserves	—	4	51	55
Property insurance proceeds	7	—	31	38

Cash provided by (used in) investing activities	(17)	114	(289)	(192)

FINANCING ACTIVITIES
Financing costs	(6)	—	(3)	(9)
Issuances of debt	591	—	434	1,025
Credit facility, repayments and draws, net	(250)	—	—	(250)
Debt prepayments	(6)	(33)	(976)	(1,015)
Scheduled principal repayments	—	(4)	(31)	(35)
Distributions on common OP units	(460)	—	—	(460)
Distributions on preferred OP units	(9)	—	—	(9)
Distributions to minority interests	—	—	(6)	(6)
Change in restricted cash other than FF&E replacement	—	6	68	74
Transfers to/from Parent	195	(557)	362	—

Cash provided by (used in) financing activities	55	(588)	(152)	(685)

INCREASE IN CASH AND CASH EQUIVALENTS	$30	$2	$92	$124

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2006

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operating activities	$52	$512	$317	$881

INVESTING ACTIVITIES
Proceeds from sales of assets, net	225	130	425	780
Acquisitions	(12)	—	(258)	(270)
Starwood acquisition, net of cash acquired	—	(528)	(222)	(750)
Deposits for acquisitions	(1)	—	—	(1)
Investment in affiliates	(78)	—	—	(78)
Capital expenditures	(42)	(224)	(264)	(530)
Change in furniture, fixtures and equipment (FF&E) reserves	(55)	—	43	(12)
Change in restricted cash designated for FF&E reserves	—	(4)	(12)	(16)
Property insurance proceeds	3	—	18	21
Other	1	—	—	1

Cash provided by (used in) investing activities	41	(626)	(270)	(855)

FINANCING ACTIVITIES
Financing costs	(21)	(5)	(1)	(27)
Issuances of debt	1,296	116	—	1,412
Credit facility, repayments and draws, net	230	—	—	230
Debt prepayments	(830)	(83)	—	(913)
Scheduled principal repayments	—	(12)	(47)	(59)
Redemption of cumulative redeemable preferred OP units	(150)	—	—	(150)
Distributions on common OP units	(303)	—	—	(303)
Distributions on preferred OP units	(18)	—	—	(18)
Distributions to minority interests	—	—	(7)	(7)
Change in restricted cash other than FF&E replacement	58	(1)	(68)	(11)
Transfer to/from Parent	(173)	92	81	—

Cash provided by (used in) financing activities	89	107	(42)	154

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$182	$(7)	$5	$180

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20.	Quarterly Financial Data (unaudited)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
Revenues	$1,058	$1,415	$1,168	$1,647
Operating profit	133	276	123	216
Income from continuing operations	63	188	44	126
Income from discontinued operations	1	11	13	—
Net income	64	199	57	126
Net income available to common OP unitholders	62	197	55	123
Basic earnings per common unit:
Continuing operations	.11	.34	.08	.23
Discontinued operations	—	.02	.02	—
Net income	.11	.36	.10	.23
Diluted earnings per common unit:
Continuing operations	.11	.33	.08	.20
Discontinued operations	—	.02	.02	—
Net income	.11	.35	.10	.20

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per unit amounts)
Revenues	$1,029	$1,381	$1,197	$1,804
Operating profit	131	281	164	371
Income from continuing operations	48	150	97	278
Income from discontinued operations	146	4	4	26
Net income	194	154	101	304
Net income available to common OP unitholders	192	152	99	301
Basic earnings per common unit:
Continuing operations	.09	.27	.17	.51
Discontinued operations	.27	.01	.01	.05
Net income	.36	.28	.18	.56
Diluted earnings per common unit:
Continuing operations	.08	.26	.17	.49
Discontinued operations	.27	.01	.01	.05
Net income	.35	.27	.18	.54

The sum of the basic and diluted earnings per common OP unit for the four quarters in all years presented differs from the annual earnings per common OP unit due to the required method of computing the weighted average number of OP units in the respective periods.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Host’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Host’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including Host’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of Host’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host’s 2009 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of Host’s and our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Item 4 in Part I of this Annual Report for information regarding Host’s executive officers.

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information required by this item with respect to Host’s Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled “The Board of Directors and Committees of the Board.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since Host’s last annual report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 8 of the Code of Business Conduct and Ethics, entitled Special Ethics Obligations of Employees with Financial Reporting Obligations. The Code is available at the Investor Information/Corporate Governance section of Host’s website at www.hosthotels.com. A copy of the Code is available in print to unitholders, free of charge, upon request to Host at the address set forth in Item 1, Attn: Secretary. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer and Director Compensation,” “The Board of Directors and Committees of the Board—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer and Director Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled “Certain Relationships and Related Person Transactions” and “The Board of Directors and Committees of the Board—Independence of Directors.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders entitled “Auditor Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(i)	FINANCIAL STATEMENTS

All financial statements of the registrant are set forth under Item 8 of this Report on Form 10-K.

(ii)	FINANCIAL STATEMENT SCHEDULES

The following financial information is filed herewith on the pages indicated.

Financial Schedules:

Page
III.	Real Estate and Accumulated Depreciation.	S-1 to S-7

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b) EXHIBITS

Exhibit No.	Description
2.1	Master Agreement and Plan of Merger among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership dated as of November 14, 2005 (incorporated by reference from Annex A to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.2	Indemnification Agreement among Host Marriott Corporation, Host Marriott L.P. and Starwood Hotels & Resorts Worldwide, Inc. dated November 14, 2005 (incorporated by reference from Annex B to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.3	Tax Sharing and Indemnification Agreement among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership dated as of November 14, 2005 (incorporated by reference from Annex C to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.4	Amendment Agreement, dated March 24, 2006, amending the master agreement and plan of merger, the indemnification agreement and the tax sharing and indemnification agreement by and among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership, each dated November 14, 2005 (incorporated by reference to Exhibit 2.4 of Host Marriott Corporation’s Current Report on Form 8-K, filed March 28, 2006).

3.1	Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, L.P.’s Annual Report on Form 10-K for the year ending December 31, 2006, filed on March 1, 2007).

Exhibit No.	Description
4.1	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

4.2	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998).

4.3	Amended and Restated Twelfth Supplemental Indenture, dated as of July 28, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatures thereto and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee to the Amended and Restated Indenture, dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).

4.4	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

4.5	Fourteenth Supplemental Indenture, dated August 3, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.10 of Host Marriott, L.P.’s Registration Statement on Form S-4 (SEC File No. 333-121109) filed with the Commission on December 9, 2004).

4.6	Sixteenth Supplemental Indenture, dated March 10, 2005, by and among Host Marriott, L.P., the Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.19 of Host Marriott, L.P.’s Report on Form 8-K, filed on March 15, 2005).

4.7	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.26 of Host Marriott Corporation’s Current Report on Form 8-K, filed April 10, 2006).

4.8	Twenty-Second Supplemental Indenture, dated November 2, 2006, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.27 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed November 7, 2006).

4.9	Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

Exhibit No.	Description
4.10	Twenty-Third Supplemental Indenture, dated March 23, 2007, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed March 29, 2007).

4.11	Registration Rights Agreement, dated March 23, 2007, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Goldman, Sachs & Co. and Banc of America Securities LLC, as representatives of the several Initial Purchasers named therein, related to the 2.625% Exchangeable Senior Debentures due 2027 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on March 29, 2007).

10.1	Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference from Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.2	Amendment No. 1 to the Distribution Agreement dated December 29, 1995 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.3	Amendment No. 2 to the Distribution Agreement dated June 21, 1997 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.8 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.4	Amendment No. 3 to the Distribution Agreement dated March 3, 1998 by and among Host Marriott Corporation, Host Marriott Services Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.9 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.5	Amendment No. 4 to the Distribution Agreement by and among Host Marriott Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.10 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.6	Amendment No. 5 to the Distribution Agreement, dated December 18, 1998, by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Form 10-K for the year ended December 31, 1998, filed on March 26, 1999).

10.7	Amendment No. 6, dated as of January 10, 2001, to the Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.8	Amendment No. 7, dated as of December 29, 2001, to the Distribution Agreement dated as of December 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002, filed on October 21, 2002).

10.9	Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 2.1 of Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

Exhibit No.	Description
10.10	Amendment to Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 10.16 of Host Marriott Corporation’s Form Report on 10-K for the year ended December 31, 1998, filed on March 26, 1999).

10.11	Tax Sharing Agreement dated as of October 5, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.12	Tax Administration Agreement dated as of October 8, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated October 25, 1993).

10.13	Restated Noncompetition Agreement dated March 3, 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.17 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.14	First Amendment to Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.15	Employee Benefits and Other Employment Matters Allocation Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 99.4 of Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.16	Tax Sharing Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.17	Contribution Agreement dated as of April 16, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.20 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement No. 333-55807, on Form S-4, filed on September 30, 1998).

10.18	Amendment No. 1 to Contribution Agreement dated May 8, 1998 among Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.21 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed with the Commission on September 30, 1998).

10.19	Amendment No. 2 to Contribution Agreement dated May 18, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.22 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed with the Commission on September 30, 1998).

10.20	Employee Benefits and Other Employment Matters Allocation Agreement between Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.25 of Host Marriott Corporation’s Amendment No. 2 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 10, 1998).

10.21	Amendment to the Employee Benefits and Other Employment Matters Allocation Agreement effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott International, Inc., Sodexho Marriott Services, Inc., Crestline Capital Corporation and Host Marriott, L.P. (incorporated by reference to Exhibit 10.34 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998, filed on March 26, 1999).

Exhibit No.	Description
10.22	Noncompetition Agreement among Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation, dated December 28, 1998 (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation’s Annual Report on Form 10-K dated December 31, 1998, filed on March 26, 1999).

10.23	First Amendment, dated as of December 28, 1998, to the Restated Noncompetition Agreement dated March 3, 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.32 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.24	Acquisition and Exchange Agreement dated November 13, 2000 by and among Host Marriott, L.P. and Crestline Capital Corporation and certain other parties named therein (incorporated by reference to Exhibit 99.2 of Host Marriott, L.P.’s Form 8-K/A filed December 14, 2000).

10.25*	Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2008.

10.26	Trust Agreement between T. Rowe Price Trust Company and Host Marriott, L.P., dated November 23, 2005, relating to the Host Marriott, L.P. Executive Deferred Compensation Plan. (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006.)

10.27	Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.28*	Host Hotels & Resorts, L.P. Retirement and Savings Plan, as amended and restated, effective as of January 1, 2008.

10.29*	Host Hotels & Resorts, Inc.’s Non-Employee Director’s Deferred Stock Compensation Plan, as amended and restated, effective as of January 1, 2008.

10.30*	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of January 1, 2008.

10.31	Form of Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.32 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed November 12, 2008).

10.32*	Form of Restricted Stock Agreement for 2009 for use under the 1997 Comprehensive Stock and Cash Incentive Plan.

10.33*	Form of Option Agreement for 2009 under the 1997 Comprehensive Stock and Cash Incentive Plan.

10.34#	Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of December 8, 2006, by and among HST GP EURO B.V., HST LP EURO B.V., Stichting Pensioenfonds ABP and Jasmine Hotels PTE Ltd. (incorporated by reference to Exhibit 10.41 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 27, 2007).

10.35	Second Amended and Restated Credit Agreement, dated as of May 25, 2007, among Host Hotels & Resorts, L.P., Host Euro Business Trust, Certain Canadian Subsidiaries of Host Hotels & Resorts, L.P., Deutsche Bank AG New York Branch, Bank of America, N.A., Citicorp North America, Inc., Société Générale, Calyon New York Branch, and Various Lenders (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

Exhibit No.	Description
10.36	Second Amended and Restated Pledge and Security Agreement, dated as of May 25, 2007, among Host Hotels & Resorts, L.P. and the other Pledgors named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

10.37	Second Amended and Restated Subsidiaries Guaranty, dated as of May 25, 2007, by the subsidiaries of Host Hotels & Resorts, L.P. named as Guarantors therein (incorporated by reference to Exhibit 10.3 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

10.38	Amendment No. 1 to Credit Agreement, dated as of April 22, 2008, among Host Hotels & Resorts, L.P., Host Holding Business Trust, Certain Subsidiaries of Host Hotels & Resorts, L.P., Deutsche Bank AG New York Branch and Various Lenders (incorporated by reference to Exhibit 10.41 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on April 28, 2008).

10.39	Amended and Restated Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Employee Stock Purchase Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on February 25, 2008).

12*	Computation of Ratios of Earnings to Fixed Charges and Preferred Limited Partner Unit Distributions.

21*	List of Subsidiaries of Host Hotel & Resorts, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
#	Confidential treatment requested.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 27, 2009.

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

Signatures	Title	Date

/S/ RICHARD E. MARRIOTT Richard E. Marriott	Chairman of the Board of Directors	February 27, 2009

/S/ W. EDWARD WALTER W. Edward Walter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/S/ LARRY K. HARVEY Larry K. Harvey	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/S/ BRIAN G. MACNAMARA Brian G. Macnamara	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 27, 2009

/S/ ROBERT M. BAYLIS Robert M. Baylis	Director	February 27, 2009

/S/ TERENCE C. GOLDEN Terence C. Golden	Director	February 27, 2009

/S/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	February 27, 2009

/S/ JUDITH A. MCHALE Judith A. McHale	Director	February 27, 2009

/S/ JOHN B. MORSE, JR. John B. Morse, Jr.	Director	February 27, 2009

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2008				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hotels:
The Ritz-Carlton, Amelia Island, Florida	$—	$25	$115	$32	$26	$146	$172	$40	—	1998	40
Four Seasons, Atlanta, Georgia	—	5	48	18	7	64	71	18	—	1998	40
Grand Hyatt, Atlanta, Georgia	—	8	88	15	8	103	111	28	—	1998	40
Atlanta Marquis, Georgia	129	13	184	155	16	336	352	69	—	1998	40
Atlanta Midtown Suites, Georgia	—	—	26	4	—	30	30	10	—	1996	40
Westin Buckhead, Georgia	—	5	84	21	6	104	110	28	—	1998	40
Miami Biscayne Bay, Florida	—	—	27	16	—	43	43	14	—	1998	40
Boston Marriott Copley Place, Massachusetts	—	—	203	27	—	230	230	45	—	2002	40
Boston/Newton, Massachusetts	—	3	31	24	3	55	58	40	—	1997	40
Hyatt, Boston, Massachusetts	—	15	69	27	17	94	111	26	—	1998	40
Hyatt Regency, Burlingame, California	—	16	119	48	20	163	183	41	—	1998	40
Calgary, Canada	30	5	18	14	5	32	37	13	—	1996	40
Hyatt Regency, Cambridge, Massachusetts	—	18	84	15	19	98	117	27	—	1998	40
Chicago/Downtown Courtyard, Illinois	—	7	27	10	7	37	44	13	—	1992	40
Chicago Embassy Suites, Illinois	—	—	86	5	—	91	91	10	—	2004	40
Chicago O’Hare, Illinois	—	4	26	36	4	62	66	42	—	1998	40
Chicago O’Hare Suites, Illinois	—	5	36	5	5	41	46	11	—	1997	40
Swissôtel, Chicago, Illinois	—	29	132	17	29	149	178	40	—	1998	40
Coronado Island Resort, California	—	—	53	22	—	75	75	20	—	1997	40
Costa Mesa Suites, California	—	3	18	5	3	23	26	8	—	1996	40
Dallas Quorum, Texas	—	14	27	17	14	44	58	17	—	1994	40
Dayton, Ohio	—	2	30	7	2	37	39	9	—	1998	40
Hyatt DC Capitol Hill, Washington, D.C.	—	40	230	9	40	239	279	19	—	2006	40
The Ritz-Carlton, Dearborn, Michigan	—	8	51	5	8	56	64	16	—	1998	40
Denver Tech Center, Colorado	—	6	26	23	6	49	55	17	—	1994	40
Westin Tabor Center, Colorado	41	—	89	3	—	92	92	6	—	2006	40
Desert Springs Resort and Spa, California	80	13	143	108	14	250	264	69	—	1997	40
Gaithersburg/Washingtonian Center, Maryland	—	7	22	6	7	28	35	10	—	1993	40

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2008				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hanover, New Jersey	—	5	30	20	6	49	55	17	—	1997	40
Harbor Beach Resort, Florida	134	—	62	75	—	137	137	48	—	1997	40
Houston Airport, Texas	—	—	10	37	—	47	47	33	—	1984	40
Houston Medical Center, Texas	—	—	19	16	—	35	35	12	—	1998	40
Westin Indianapolis, Indiana	34	11	100	5	11	105	116	7	—	2006	40
JW Marriott Hotel at Lenox, Georgia	—	16	21	17	16	38	54	19	—	1990	40
JW Marriott Houston, Texas	—	4	26	21	6	45	51	19	—	1994	40
JWDC, Washington, D.C.	—	26	98	37	26	135	161	33	—	2003	40
Kansas City Airport, Missouri	—	—	8	21	—	29	29	24	—	1993	40
Westin Kierland, Arizona	134	100	280	2	100	282	382	17	—	2006	40
Fairmont Kea Lani, Hawaii	—	55	294	9	55	303	358	36	—	2003	40
Key Bridge, Virginia	—	—	38	28	—	66	66	45	—	1997	40
Manhattan Beach, California	—	7	29	13	—	49	49	18	—	1997	40
Marina Beach, California	—	—	13	22	—	35	35	12	—	1995	40
Maui Hyatt, Hawaii	—	92	212	18	92	230	322	31	—	2003	40
Memphis, Tennessee	—	—	16	33	—	49	49	17	—	1998	40
Mexico/Polanco, Mexico	—	11	35	4	10	40	50	22	—	1996	40
McDowell Mountains, Arizona	—	8	48	2	8	50	58	5	—	2004	40
Minneapolis City Center, Minnesota	—	—	27	36	—	63	63	33	—	1986	40
New Orleans, Louisiana	—	16	96	101	16	197	213	62	—	1996	40
New York Financial Center, New York	—	19	79	32	19	111	130	36	—	1997	40
New York Marquis, New York	—	—	552	125	—	677	677	358	—	1986	40
Newark Airport, New Jersey	—	—	30	3	—	33	33	12	—	1984	40
Newport Beach, California	100	11	13	112	11	125	136	52	—	1975	40
Orlando Marriott World Center, Florida	300	18	157	294	29	440	469	113	—	1997	40
Pentagon City Residence Inn, Virginia	—	6	29	5	6	34	40	11	—	1996	40
Philadelphia Airport, Pennsylvania	—	—	42	7	2	47	49	15	—	1995	40
Philadelphia C C and HH, Pennsylvania	—	3	144	65	11	201	212	66	—	1995	40
Four Seasons, Philadelphia, Pennsylvania	—	26	60	18	27	77	104	22	—	1998	40
Portland, Oregon	—	6	40	20	6	60	66	21	—	1994	40

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2008				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hyatt Regency, Reston, Virginia	—	11	78	16	12	93	105	25	—	1998	40
The Ritz-Carlton, Phoenix, Arizona	—	10	63	4	9	68	77	20	—	1998	40
The Ritz-Carlton, Tysons Corner, Virginia	—	—	89	12	—	101	101	30	—	1998	40
The Ritz-Carlton, San Francisco, California	—	31	123	20	31	143	174	39	—	1998	40
San Antonio Rivercenter, Texas	—	—	86	66	—	152	152	44	—	1996	40
San Antonio Riverwalk, Texas	—	—	45	16	—	61	61	19	—	1995	40
San Diego Hotel and Marina, California	175	—	202	204	—	406	406	107	—	1996	40
San Diego Mission Valley, California	—	4	23	8	4	31	35	10	—	1998	40
San Francisco Airport, California	—	11	48	36	12	83	95	29	—	1994	40
San Francisco Fisherman’s Wharf, California	—	6	20	12	6	32	38	15	—	1994	40
San Francisco Moscone Center, California	—	—	278	65	—	343	343	146	—	1989	40
San Ramon, California	—	—	22	16	—	38	38	12	—	1996	40
Santa Clara, California	—	—	39	52	—	91	91	53	—	1989	40
Seattle SeaTac Airport, Washington	—	3	42	15	3	57	60	22	—	1998	40
Tampa Waterside, Florida	—	—	—	103	11	92	103	21	2000	—	40
The Ritz-Carlton, Buckhead, Georgia	—	14	81	57	16	136	152	40	—	1996	40
The Ritz-Carlton, Marina del Rey, California	—	—	52	23	—	75	75	25	—	1997	40
The Ritz-Carlton, Naples, Florida	200	19	126	87	20	212	232	76	—	1996	40
The Ritz-Carlton, Naples Golf Lodge, Florida	—	6	—	65	6	65	71	12	2002	—	40
Toronto Airport, Canada	20	5	24	12	5	36	41	12	—	1996	40
Toronto Eaton Center, Canada	31	—	27	17	—	44	44	13	—	1995	40
Toronto Delta Meadowvale, Canada	28	4	20	12	4	32	36	15	—	1996	40
Dulles Airport, Washington, D.C.	—	—	3	32	—	35	35	26	—	1970	40
Washington Dulles Suites, Washington, D.C.	—	3	24	5	3	29	32	10	—	1996	40
Washington Metro Center, Washington D.C.	—	20	24	11	20	35	55	14	—	1994	40
Westfields, Virginia	—	7	32	12	7	44	51	16	—	1994	40
Sheraton Boston, Massachusetts	—	42	262	5	42	267	309	18	—	2006	40
Sheraton, Indianapolis, Indiana	—	3	51	—	3	51	54	3	—	2006	40
Sheraton New York Hotel & Towers, New York	—	346	409	21	346	430	776	32	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2008				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Sheraton, Parsippany, New Jersey	—	8	30	5	8	35	43	2	—	2006	40
Sheraton Santiago Hotel & Convention Center, Chile	—	19	11	(5)	15	10	25	1	—	2006	40
San Cristobal Tower, Santiago, Chile	—	7	15	(4)	6	12	18	1	—	2006	40
Sheraton Stamford Hotel, Connecticut	—	6	20	3	6	23	29	2	—	2006	40
St. Regis Hotel, Houston, Texas	—	6	33	9	7	41	48	3	—	2006	40
W New York, New York	—	138	102	27	137	130	267	9	—	2006	40
W Seattle, Washington	—	11	125	1	11	126	137	8	—	2006	40
Westin Cincinnati, Ohio	—	—	54	6	—	60	60	5	—	2006	40
Westin Grand, Washington, D.C.	—	16	80	8	16	88	104	6	—	2006	40
Westin Los Angeles Airport, California	—	—	102	3	—	105	105	7	—	2006	40
Westin Mission Hills Resort, California	—	38	49	9	37	59	96	4	—	2006	40
Westin Seattle, Washington	—	39	175	2	39	177	216	12	—	2006	40
Westin South Coast Plaza, California	—	—	47	7	—	54	54	8	—	2006	40
Westin Waltham Boston, Massachusetts	—	9	59	6	9	65	74	5	—	2006	40
Sheraton San Diego Marina, California	—	—	328	8	—	336	336	22	—	2006	40
Atlanta Perimeter Center, Georgia	—	—	7	33	15	25	40	17	—	1976	40
Denver West, Colorado	—	—	12	8	—	20	20	11	—	1983	40
Greensboro, North Carolina	—	—	19	4	—	23	23	10	—	1983	40
Courtyard Nashua, New Hampshire	—	3	14	6	3	20	23	10	—	1989	40
Hilton Singer Island Oceanfront Resort, Florida	—	3	10	11	3	21	24	9	—	1986	40
Park Ridge, New Jersey	—	—	20	9	—	29	29	8	—	1987	40
Rocky Hill, Connecticut	—	—	17	5	—	22	22	10	—	1991	40
South Bend, Indiana	—	—	8	9	—	17	17	7	—	1981	40
Downers Grove Suites, Illinois	—	2	14	4	2	18	20	7	—	1989	40
Newport Beach Bay view Suites, California	—	6	14	5	6	19	25	6	—	1975	40
Scottsdale Old Town Suites, Arizona	—	3	20	5	3	25	28	7	—	1988	40

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(in millions)

Description(1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2008				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Tampa Airport, Florida	—	—	9	17	—	26	26	18	—	2000	40
Sheraton Braintree Hotel, Massachusetts	—	2	5	1	2	6	8	2	—	1962	40
Sheraton Denver, Colorado	—	—	15	7	—	22	22	20	—	1973	40
Sheraton Needham Hotel, Massachusetts	—	5	27	2	5	29	34	2	—	1986	40

Total hotels:	1,436	1,557	8,434	3,107	1,613	11,485	13,098	3,065
Other properties, each less than 5% of total	—	—	5	12	—	17	17	10		various	40

TOTAL	$1,436	$1,557	$8,439	$3,119	$1,613	$11,502	$13,115	$3,075

(1)	Each hotel is operated as a Marriott-brand hotel unless otherwise indicated by its name.

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2008, 2007 and 2006 is as follows:

Balance at December 31, 2005	$9,027
Additions:
Acquisitions	3,415
Capital expenditures and transfers from construction-in-progress	378
Deductions:
Dispositions and other	(403)
Assets held for sale	(100)

Balance at December 31, 2006	12,317
Additions:
Acquisitions	15
Capital expenditures and transfers from construction-in-progress	411
Deductions:
Dispositions and other	(215)

Balance at December 31, 2007	12,528

Additions:
Acquisitions	93
Capital expenditures and transfers from construction-in-progress	512
Deductions:
Dispositions and other	(18)

Balance at December 31, 2008	$13,115

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2008

(in millions)

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2008, 2007 and 2006 is as follows:

Balance at December 31, 2005	$2,103
Depreciation and amortization	334
Dispositions and other	(66)
Depreciation on assets held for sale	(8)

Balance at December 31, 2006	2,363
Depreciation and amortization	378
Dispositions and other	(90)

Balance at December 31, 2007	2,651

Depreciation and amortization	430
Dispositions and other	(6)

Balance at December 31, 2008	$3,075

(C)	The aggregate cost of real estate for federal income tax purposes is approximately $9,788 million at December 31, 2008.

(D)	The total cost of properties excludes construction-in-progress properties.