Form 10-K
period 2009-12-31
HOST HOTELS & RESORTS L.P.
filed 2010-03-05
CIK 1061937

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2009	Commission file number 0-25087

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in its Charter)

Delaware	52-2095412
(State of Incorporation)	(I.R.S. Employer Identification Number)

6903 Rockledge Drive, Suite 1500, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Units of limited partnership interest (650,842,152 units outstanding as of February 22, 2010)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 6, 2010 are incorporated by reference into Part III of this Form 10-K.

Host Hotels & Resorts, L.P.

i

Item 1.	Business

Host Hotels & Resorts, L.P. is a Delaware limited partnership operating through an umbrella partnership structure with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. Together with Host Hotels & Resorts, Inc., we operate as a self-managed and self-administered real estate investment trust, or REIT. In addition to being our sole general partner, Host Hotels & Resorts, Inc. holds approximately 98% of our partnership interests. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, L.P. and Host Hotels & Resorts, Inc. together, unless the context indicates otherwise. We also use the terms “operating partnership” or “Host LP” to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) and “Host” to specifically refer to Host Hotels & Resorts, Inc. in cases where it is important to distinguish between Host and Host LP.

The address of our principal executive office is 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland, 20817. Our phone number is 240-744-1000.

Consolidated Portfolio

As of February 17, 2010, our consolidated lodging portfolio consisted of 110 luxury and upper-upscale hotels containing approximately 61,000 rooms as detailed below:

	Hotels	Rooms
United States (1)	103	58,321
Canada	4	1,643
Mexico	1	312
Chile	2	518

Total	110	60,794

(1)	Includes properties in 26 states and Washington, D.C.

European Joint Venture

We own a 32.1% interest in a European joint venture that owns 11 luxury and upper-upscale hotels containing 3,511 rooms. The hotels owned by the European joint venture are located in the following countries:

	Hotels	Rooms
Italy	3	1,053
Spain	2	951
Belgium	3	537
United Kingdom	1	350
Poland	1	350
The Netherlands	1	270

Total	11	3,511

We are the general partner of the venture and act as the asset manager for these hotels, as well as an additional 440- room property in Paris, France in exchange for a fee.

Asian Joint Venture

We own a 25% interest in an Asian joint venture that currently owns no hotels. However, we currently act as the asset manager for two hotels totaling 1,001 rooms located in Tokyo, Japan and Sydney, Australia.

Where to Find Additional Information

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

Host’s website is also a key source of important information about us. We routinely post to the Investor Relations section of Host’s website important information about our business, our operating results and our financial condition and prospects, including, for example, information about important acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Governance page in the Investor Relations section that includes, among other things, copies of our Code of Business Conduct and Ethics and Conflicts of Interest Policy for Host’s directors, our Code of Business Conduct and Ethics Policy for employees, Host’s Corporate Governance Guidelines and the charters for each standing committee of Host’s Board of Directors, which currently are the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of our partnership agreement and these charters and policies are also available in print to unitholders upon request to Host Hotels & Resorts, Inc., 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland 20817, Attn: Secretary. Please note that the information contained on the website is not incorporated by reference in, or considered to be a part of, any document unless expressly incorporated by reference therein.

The Lodging Industry

The lodging industry in the United States consists of private and public entities that operate in an extremely diversified market under a variety of brand names. The lodging industry has several key participants:

•

Owners—own the hotel and typically enter into an agreement for an independent third party to manage the hotel. These properties may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The properties also may be operated as an independent hotel (unaffiliated with any brand) by an independent hotel manager. We operate as an owner of lodging properties.

•

Owner/Managers—own the hotel and operate the property with their own management team. These properties may be branded under a franchise agreement, operated as an independent hotel (unaffiliated with any brand) or operated under the owner’s brand. We are restricted from operating and managing hotels under applicable REIT laws.

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

Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy in addition to local market factors that stimulate travel to specific destinations. In particular, economic indicators such as GDP growth, business investment and employment growth are some of the primary drivers of lodging demand. Between 2003 and 2007, broad growth in the economy led to increases in demand. By contrast, slower economic growth and lower levels of capital investment typically slow the rate of demand growth for the lodging industry. Lodging demand declined significantly in the second half of 2008 as the overall weakness in the U.S. economy, particularly the turmoil in the credit markets, weakness in the housing market, and volatile energy and commodity costs, resulted in considerable negative pressure on both consumer and business spending. This trend accelerated in 2009, as the global economic recession caused a significant decline in corporate group and transient lodging demand. While we have seen some signs that lodging demand has begun to stabilize, we believe that the industry will experience a continued decline in revenue until the key economic indicators discussed above display consistent growth, but that overall occupancy levels will increase slightly from 2009 to 2010.

Lodging supply growth is generally driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by a number of additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. Additionally, the relatively long lead-time required to complete the development of hotels, while making supply growth relatively easier to forecast than demand growth, increases the volatility of the cyclical behavior of the lodging industry. As illustrated in the charts below, at different points in the cycle, demand and supply may increase or decrease in a dissimilar manner such that demand may increase when there is no new supply or supply may grow when demand is declining. Since the second half of 2008, the stress in the credit markets has made financing for new hotel construction extremely difficult to obtain. This, coupled with the decline in lodging demand due to the global economic recession, has caused a significant reduction in new hotel construction starts. We expect this trend will continue through 2010. We anticipate that the pace of supply growth will be below historical averages for at least 2010 and 2011, which is consistent with analysis provided by STR Global.

Revenue per available room (“RevPAR”) is an operational measure commonly used in the hotel industry to evaluate hotel performance. RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved, but excludes other revenue generated by a hotel property, such as food and beverage, parking and other guest service revenues. The charts below detail the supply, demand and RevPAR growth for the U.S. lodging industry and for the luxury and upper-upscale segment for 2005 to 2009 based on data provided by STR Global.

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Luxury and upper-upscale Supply, Demand and RevPAR Growth

Business Strategy

Our primary long-term business objective is to provide superior total returns to our unitholders through a combination of appreciation in asset values and growth in earnings and distributions. To achieve this objective we seek to:

•

Acquire luxury and upper upscale properties in urban and resort/conference destinations that are operated by leading management companies. These investments will be primarily located in gateway cities, both domestic and international, with significant appeal to multiple customer segments;

•	Maximize the value of our portfolio through aggressive asset management and strategic capital allocation;

•

Maintain a strong balance sheet with a low leverage level and balanced debt maturities in order to minimize the cost of capital and to maximize our financial flexibility to take advantage of opportunities throughout the lodging business cycle;

•	Expand our global portfolio holdings and revenue sources by creating investment funds and joint ventures that diversify our investments, while reducing market specific risk; and

•	Dispose of non-core assets, including hotels that are at a competitive risk or that are located in suburban or slower-growth markets.

Asset Management. As Host is the largest REIT owner of luxury and upper-upscale properties in the U.S., we are in a unique position to work with the managers of our hotels to maximize revenues while minimizing operating costs. The size and composition of our portfolio and our affiliation with most of the leading operators and brands in the industry allow us to benchmark similar hotels and identify best practices, evaluate return on investment and repositioning opportunities and identify efficiencies that can be communicated to our managers. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating costs and identifying operating efficiencies, all of which improve the long-term profitability of the hotel.

Another key component of our asset management strategy is our capital expenditure programs. These programs are designed to increase profitability by maximizing the value of our portfolio and maintaining our high standards for product quality, as well as those of our managers. We explore opportunities to improve the performance of our assets through investing in profit-generating projects and customer amenities that will improve cash flow. Our asset management and design and construction departments review potential capital investments to ensure that each of our properties is in high-quality physical condition, highly competitive in the market and consistent with brand standards on a continuing basis. Our capital expenditures generally fall into three broad categories: renewal and replacement expenditures, return on investment (or “ROI”)/repositioning expenditures and value enhancement projects.

Renewal and replacement expenditures. We work closely with our managers to ensure that renewal and replacement expenditures are spent efficiently in order to maximize the profitability of the hotel. Typically, room refurbishments occur at intervals of approximately seven years, but the timing may vary based on the type of property and equipment being replaced. These refurbishments generally are divided into the following types: soft goods, case goods and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates in order to maintain brand quality standards. Hard goods include items such as dressers, desks, couches, restaurant and meeting room chairs and tables and are generally not replaced as frequently. Infrastructure includes the physical plant of the hotel, including the roof, elevators, façade and fire systems, which are regularly maintained and then replaced at the end of their useful lives.

ROI/repositioning expenditures. We pursue opportunities to enhance asset value by completing selective capital improvements outside the scope of typical renewal and replacement capital expenditures. These projects include, for example, significant repositioning of guest rooms, lobbies or food and beverage platforms and expanding ballroom, spa or conference facilities. These projects also include green initiatives at our properties designed to increase energy efficiency and decrease our properties’ overall carbon footprint. In certain instances, these ROI/repositioning projects have coincided with the timing of regular maintenance cycles at the properties where we have used the opportunity to significantly improve and upgrade the hotel. These projects also are designed to take advantage of changing market conditions and the favorable location of our properties. Examples of these projects include:

•	the construction of the 12,000 square foot ballroom at The Ritz-Carlton, Amelia Island in 2009;

•	the construction of the 10,000 square foot ballroom at the Harbor Beach Marriott Resort & Spa, which is scheduled for completion in the first quarter of 2010;

•	the completion of a 62,750 square foot ballroom addition at the Swissôtel Chicago in 2009;

•

the construction of an 8,300 square foot meeting space addition and the renovation of over 60,000 square feet of public space and food and beverage facilities at the San Francisco Marriott in 2008; and

•	the construction of new food and beverage facilities, renovation of meeting space and the construction of the new 26,000 square foot Atrium Ballroom at the Atlanta Marriott Marquis in 2007 and 2008.

Value enhancement projects. We seek opportunities to enhance the value of our portfolio by identifying and executing strategies that maximize the highest and best use of all aspects of our properties, such as the development of timeshare or condominium units on excess land, or the acquisition of air rights or developer entitlements that add value to our portfolio or enhance the value in the event we sell the property.

Acquisitions. Our acquisition strategy primarily focuses on acquiring either directly or through joint ventures, luxury and upper-upscale hotels domestically and internationally. We evaluate potential opportunities to acquire hotels at attractive yields and at discounts to replacement cost. Our acquisition strategy focuses on:

•	properties with locations in key markets and gateway cities with high barriers to entry for prospective competitors with strong demand growth potential;

•	properties operated under premium brand names;

•	properties that further diversify our portfolio, both domestically and internationally; and

•	acquisitions through various structures, including transactions involving portfolios or single asset transactions.

Domestic Acquisitions. We look for opportunities to take advantage of the lodging cycle’s effect on property valuations in order to maximize the potential to achieve returns above our cost of capital and to diversify our risk. In the early part of the previous upturn in the lodging cycle, between 2003 and 2005, we acquired or agreed to acquire 34 hotel properties. This includes a 2005 agreement to purchase a portfolio of 25 domestic and three foreign properties (the “Starwood Portfolio”) from Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) that was consummated in 2006. Consistent with our strategic objectives, these acquisitions significantly increased our brand diversification as well as our exposure to new markets, both domestically and internationally, while creating a platform for new growth opportunities. During the period from the late 2006 through the first half of 2008, we believe that positive lodging fundamentals resulted in premium pricing for lodging assets. Therefore, we did not acquire any domestic hotels during the period as we believed it would have been less likely that we would achieve our targeted levels of return on investment and profitability at the then current pricing levels. Beginning in the second half of 2008 and throughout 2009, as lodging fundamentals became increasingly negative, almost no luxury and upper-upscale hotels were being marketed or sold. This decline in the acquisition/disposition market intensified as the economic recession became more widespread and the credit markets collapsed. Management believes that there may be an increase in the number of assets available for purchase in 2011 and 2012 as properties encumbered with very high levels of debt and experiencing reduced cash flows due to the current operating environment may result in owners and/or lenders making these properties available for sale. We also may purchase mortgage debt that is secured by hotel properties or mezzanine debt where we believe we can buy the debt at a discount and earn attractive returns through principal and interest payments or the eventual ownership of the hotel through foreclosure. We did not complete any domestic acquisitions during 2009.

International Acquisitions. We established a joint venture in Europe in 2006, which now owns 11 hotels in six countries. We act as the asset manager for these hotels, as well as an additional hotel in Paris, France. We continue to look for acquisition opportunities in London, Paris, Rome and Brussels.

In 2008, we entered into a joint venture located in the Republic of Singapore as a 25% minority owner, which seeks to acquire hotels in various markets throughout Asia, including China, Japan, and India, and Australia. These acquisitions could include mid-scale hotels, as well as luxury and upper upscale hotels that are our typical focus. While we currently do not own any hotels in our Asian Joint Venture, we act as the asset manager for two hotels, one of which is located in Tokyo, Japan and one of which is located in Sydney, Australia in exchange for a fee.

Capital structure and liquidity profile. As a REIT, Host is required to distribute 90% of its taxable income (other than net capital gain) to its stockholders, and, as a result, generally must rely on external sources of capital to finance growth. Therefore, we will use a variety of debt and equity instruments to fund our external growth, including senior notes and mortgage debt, exchangeable debentures, common and preferred stock offerings, issuances of Host LP partnership units and joint ventures/limited partnerships to best take advantage of the prevailing market conditions.

Our capital structure is designed to maintain an appropriate balance of debt and equity that will allow us to weather weaker periods of lodging demand and provide us with substantial flexibility with respect to our sources of capital. As of February 17, 2010, approximately 80% of our debt consists of senior notes which are guaranteed by various subsidiaries and secured by pledges in subsidiaries, but are not collateralized by specific hotel properties. The remainder of our debt primarily consists of mortgage indebtedness. As of February 17, 2010, 99 of our hotels are unencumbered by mortgage debt. The structure of our balance sheet provides flexibility to allow us to access different forms of financing, primarily senior notes and exchangeable debentures, as well as mortgage debt. Currently, management believes it is prudent, over time, to continue to lower our debt to equity ratio on our balance sheet as we believe lower overall leverage will reduce our cost of capital and earnings volatility and provide us with the necessary flexibility to take advantage of opportunities that may develop in periods of market duress, which we consider a key competitive advantage. Management anticipates using different financing and investing strategies to lower our overall leverage. For example, as acquisition opportunities become available, we will look to purchase assets with proceeds from equity offerings. Also, when we believe the lodging cycle and, therefore, asset prices, are at or near their peak, we will look to sell assets and use the proceeds to further pay down debt.

Joint Ventures. We expect to continue to utilize joint ventures to finance external growth. We believe joint ventures provide a significant means to access external capital and spread the inherent risk of hotel ownership, while providing significant opportunities for positive returns on investment. Our primary focus for joint ventures is currently in international markets, such as in Europe and Asia, which will help to diversify our exposure to market risk. We will also explore joint venture opportunities in North America and Latin America. We intend to earn a promoted interest and a fee for the asset management of the properties owned by such joint ventures.

Dispositions. The ability of prospective purchasers to obtain acquisition financing has been adversely affected by the credit crisis and the overall lack of available debt in 2009. Despite the difficult market conditions for hotel dispositions, we were able to complete the sale of five hotels during 2009 and one in the first quarter of 2010. Including these recent dispositions, we have sold 29 hotels over the past five years, generally disposing of non-core hotels that are located in suburban and non-target markets. These assets represented properties where we believed the potential for growth was lower or properties with significant capital expenditure requirements where we did not believe we would generate a significant return on the investment. However, we may also dispose of core assets when we have the opportunity to capitalize on value enhancement strategies and may apply the proceeds to other business objectives. Proceeds from dispositions have been, or will be, used to repay debt, fund acquisitions and/or, fund ROI/repositioning projects.

Operating Structure

Host operates through an umbrella partnership REIT structure in which substantially all of its properties and assets are held by Host LP, of which Host is the sole general partner and holds approximately 98% of the outstanding partnership interests or OP units. As a result of the stock dividend issued by Host in December 2009, which affected the conversion ratio of OP Units to Host common stock, our OP Units are no longer convertible on a 1:1 ratio. Now, each OP unit owned by holders other than Host is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of Host common stock multiplied by a factor of 1.021494. Additionally, for every share of common stock issued by Host, we will issue .97895 OP Units to Host. Host has the right, however, to acquire any OP unit offered for redemption directly from the holder in exchange for 1.021494 shares of Host common stock, instead of Host LP redeeming such OP unit for cash. As of December 31, 2009, there were 646.3 million outstanding common shares of Host and Host owned 632.7 million OP Units. Additionally, minority partners held 11.7 million OP Units which were convertible into 11.9 million common shares. Assuming all minority-held OP Units were converted into common shares, there would have been 658.2 million common shares of Host outstanding at December 31, 2009. When distinguishing between Host and Host LP, the primary difference is the approximately 2% of the OP units not held by Host as of February 17, 2010. See “Management’s Discussion and Analysis and Results of Operations – Distribution Policy”.

Our operating structure is as follows:

Because Host is a REIT, certain tax laws limit the amount of “non-qualifying” income that Host can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our consolidated properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS subsidiaries”) for federal income tax purposes or to third party lessees. Our TRS subsidiaries are subject to income tax and are therefore not limited as to the amount of non-qualifying income they can generate. The lessees and our TRS subsidiaries enter into agreements with third parties to manage the operations of the hotels. Our TRS subsidiaries also may own assets engaging in other activities that produce non-qualifying income, such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host LP is retained by our TRS subsidiaries as taxable income. Accordingly, the net effect of the TRS leases is that, while, as a REIT, Host is generally exempt from federal income tax to the extent that it meets specific distribution requirements, among other REIT requirements, a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign income tax.

Our Hotel Properties

Overview. Our lodging portfolio consists of 110 luxury and upper-upscale hotels generally located in the central business districts of major cities, near airports and resort/conference destinations that, because of their locations, typically benefit from barriers to entry by competitors. These properties typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers. Forty-four of our hotels representing approximately 65% of our revenues have over 500 rooms. The average age of our properties is 26 years, although substantially all of the properties have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement and other capital improvements.

The following chart details our hotel portfolio by brand as of February 17, 2010:

Brand	Number of Hotels	Rooms	Percentage of Revenues(1)
Marriott	66	38,067	59%
Sheraton	7	5,585	9
Westin	11	5,702	9
Ritz-Carlton	9	3,333	8
Hyatt	6	3,854	7
W	2	1,111	2
Fairmont	1	450	2
Four Seasons	2	608	1
Hilton/Embassy Suites	2	678	1
Swissôtel	1	661	1
Other	3	745	1

	110	60,794	100%

(1)	Percentage of revenues is based on 2009 revenues. No individual property contributed more than 7% of total revenues in 2009.

Hotel Properties. The following table sets forth the location and number of rooms of our 110 hotels as of February 17, 2010:

Location	Rooms
Arizona
Scottsdale Marriott Suites Old Town	243
Scottsdale Marriott at McDowell Mountains	270
The Ritz-Carlton, Phoenix	281
The Westin Kierland Resort & Spa	732
California
Coronado Island Marriott Resort (1)	300
Costa Mesa Marriott Suites	253
Desert Springs, a JW Marriott Resort, Palm Desert	884
Hyatt Regency, San Francisco Airport	789
Manhattan Beach Marriott (1)	385
Marina del Rey Marriott (1)	370
Newport Beach Marriott Hotel & Spa	532
Newport Beach Marriott Bayview	254
San Diego Marriott Hotel and Marina(1)	1,362
San Diego Marriott Mission Valley	350
San Francisco Airport Marriott	685
San Francisco Marriott Fisherman’s Wharf	285
San Francisco Marriott Marquis (1)	1,499
San Ramon Marriott (1)	368
Santa Clara Marriott (1)	759
Sheraton San Diego Hotel & Marina (1)	1,053
The Ritz-Carlton, Marina del Rey (1)	304
The Ritz-Carlton, San Francisco	336
The Westin Los Angeles Airport (1)	740
The Westin Mission Hills	512
The Westin South Coast Plaza (2)	390
Colorado
Denver Marriott Tech Center	628
Denver Marriott West (1)	305
The Westin Tabor Center	430
Connecticut
Hartford Marriott Rocky Hill (1)	251
Florida
Tampa Airport Marriott (1)	296
Harbor Beach Marriott Resort and Spa (1)(3)	650
Hilton Singer Island Oceanfront Resort	223
Miami Marriott Biscayne Bay (1)	600
Orlando World Center Marriott Resort and Convention Center	2,000
Tampa Marriott Waterside Hotel and Marina	719
The Ritz-Carlton, Amelia Island	444
The Ritz-Carlton, Naples	450
The Ritz-Carlton Golf Resort, Naples	295
Georgia
Atlanta Marriott Marquis	1,663
Atlanta Marriott Suites Midtown (1)	254
Atlanta Marriott Perimeter Center	400
Four Seasons Hotel, Atlanta	244
Grand Hyatt Atlanta in Buckhead	438
JW Marriott Hotel Buckhead	371
The Ritz-Carlton, Buckhead	517
The Westin Buckhead Atlanta	365
Hawaii
Hyatt Regency Maui Resort and Spa	806
The Fairmont Kea Lani, Maui	450
Illinois
Chicago Marriott Suites Downers Grove	254
Courtyard Chicago Downtown	337
Chicago Marriott O’Hare	681
Chicago Marriott Suites O’Hare	256
Embassy Suites Chicago Hotel, Downtown/Lakefront	455
Swissôtel, Chicago	661
Indiana
Sheraton Indianapolis (1)	560
South Bend Marriott	298
The Westin Indianapolis	573
Louisiana
New Orleans Marriott	1,329
Maryland
Gaithersburg Marriott Washingtonian Center	284
Massachusetts
Boston Marriott Copley Place (1)	1,145
Hyatt Regency Cambridge, Overlooking Boston	469
Sheraton Boston	1,220
Sheraton Needham	247
The Westin Waltham-Boston	346
Michigan
The Ritz-Carlton, Dearborn	308
Minnesota
Minneapolis Marriott City Center (1)	583
Missouri
Kansas City Airport Marriott (1)	383
New Hampshire
Courtyard Nashua	245
New Jersey
Newark Liberty International Airport Marriott (1)	591
Park Ridge Marriott (1)	289
Sheraton Parsippany	370
New York
New York Marriott Downtown	497
New York Marriott Marquis Times Square (4)	1,949
Sheraton New York Hotel and Towers	1,756

Location	Rooms
New York (cont.)
W New York	687
North Carolina
Greensboro-Highpoint Marriott Airport (1)	299
Ohio
Dayton Marriott	399
The Westin Cincinnati (1)	456
Oregon
Portland Marriott Downtown Waterfront	503
Pennsylvania
Four Seasons Hotel, Philadelphia	364
Philadelphia Airport Marriott (1)	419
Philadelphia Marriott Downtown (3)	1,408
Tennessee
Memphis Marriott Downtown	600
Texas
Dallas/Addison Marriott Quorum by the Galleria	547
Houston Airport Marriott (1)	565
Houston Marriott Medical Center (1)	386
JW Marriott Hotel on Westheimer by the Galleria	515
San Antonio Marriott Rivercenter (1)	1,001
San Antonio Marriott Riverwalk (1)	512
St. Regis Hotel, Houston	232
Virginia
Hyatt Regency Reston	518
Key Bridge Marriott (1)	582
Residence Inn Arlington Pentagon City	299
The Ritz-Carlton, Tysons Corner (1)	398
Washington Dulles Airport Marriott (1)	368
Westfields Marriott Washington Dulles	336
Washington
Seattle Marriott SeaTac Airport	459
The Westin Seattle	891
W Seattle	424
Washington, D.C.
Hyatt Regency Washington on Capitol Hill	834
JW Marriott Hotel, Washington, D.C.	772
Marriott at Metro Center	459
The Westin Grand	267
Canada
Calgary Marriott	384
Toronto Delta Meadowvale Resort and Conference Center	374
Toronto Marriott Airport (3)	424
Toronto Marriott Downtown Eaton Center (1)	461
Chile
San Cristobal Tower, a Luxury Collection Hotel, Santiago	139
Sheraton Santiago Convention Center	379
Mexico
JW Marriott Hotel, Mexico City (3)	312

Total	60,794

(1)	The land on which this hotel is built is leased from a third party under one or more long-term lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	This property is not wholly owned.
(4)	This property is subject to a ground lease under which we have the option to purchase the land. In prior years, payments under the ground lease, which are determined annually and are not fixed in nature, reduced the deferred ground rent liability and, in 2008, were applied to the deferred purchase price of the land. Accordingly, no expense was included in our results of operations for ground rent expense in those years. In the first quarter of 2009, a portion of the payments fully funded the deferred purchase price, and the remainder of the payment for the first quarter of 2009 and all subsequent payments were accounted for as ground rent expense. We have the ability to buy the fee simple interest in the land under the hotel for an incremental payment of $19.9 million through 2017.

Competition

The lodging industry is highly competitive. Competition is often specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is generally viewed as consisting of six different segments, each of which caters to a discrete set of customer tastes and needs: luxury, upper-upscale, upscale, midscale (with and without food and beverage service) and economy. The classification of a property is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties, under such brand names as Ritz-Carlton®, Fairmont®, Four Seasons®, The Luxury Collection®, St. Regis® and W®, or as upper-upscale properties, under such brand names as Marriott®, Hyatt®, Westin®, Hilton®, Sheraton®, Swissôtel® and Delta®. (1) While our hotels primarily compete with other hotels in the luxury and upper-upscale segments, they also may compete with hotels in other lower-tier segments.

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

We also compete with REITs and other public and private investors for the acquisition of new properties and investment opportunities, both domestically and internationally, as we attempt to position our portfolio to take best advantage of changes in markets and travel patterns of our customers.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel property and the region. Additionally, hotel revenues for our Marriott-managed hotels typically reflect approximately 16 weeks of results in the fourth quarter compared to approximately 12 weeks for each of the first three quarters of the fiscal year. For our non-Marriott managed hotels, the first quarter includes two months of operations, the second and third quarters include three months of operations and the fourth quarter includes four months of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reporting Periods” for more information on our fiscal calendar. Hotel sales have historically averaged approximately 20%, 26%, 22% and 32% for the first, second, third and fourth quarters, respectively.

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

European Joint Venture. We currently own a 32.1% general and limited partnership interest in a joint venture in Europe (the “European joint venture”) with Stichting Pensioenfonds ABP, a Dutch pension fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (GIC RE), the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd. The initial term of the European joint venture is ten years (ending in 2016), subject to two one-year extensions with partner approval. Due to the ownership structure of the European joint venture and

(1)

This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

the non-Host limited partners’ rights to cause the dissolution and liquidation thereof at any time, it is not consolidated in our financial statements. We also act as the asset manager for the hotels owned by the joint venture, as well as one hotel in Paris, France, in exchange for a fee. As of February 17, 2010, the European joint venture owns the following hotels:

Hotel	City	Country	Rooms/Units
Hotel Arts Barcelona	Barcelona	Spain	483
The Westin Palace, Madrid	Madrid	Spain	468
The Westin Palace, Milan	Milan	Italy	228
The Westin Europa & Regina	Venice	Italy	185
Sheraton Roma Hotel & Conference Center	Rome	Italy	640
Sheraton Skyline Hotel & Conference Centre	Hayes	United Kingdom	350
Sheraton Warsaw Hotel & Towers	Warsaw	Poland	350
Renaissance Brussels Hotel	Brussels	Belgium	262
Brussels Marriott Hotel	Brussels	Belgium	218
Marriott Executive Apartments	Brussels	Belgium	57
Crowne Plaza Hotel Amsterdam City Centre	Amsterdam	The Netherlands	270

Total rooms			3,511

Asian Joint Venture. We currently own a 25% interest in a joint venture in Asia (the “Asian joint venture”) with RECO Hotels JV Private Limited, an affiliate of GIC RE. The Asian joint venture is structured as a Singapore Corporation and will explore investment opportunities in various markets throughout Asia, including India, China and Japan, and Australia. The initial term of the Asian joint venture is a period of seven years (ending in 2015). Due to the ownership structure of the Asian joint venture, and our partner’s rights to cause the dissolution and liquidation thereof at any time, it is not consolidated in our financial statements. Currently, the Asian joint venture does not own any hotels. We act as the asset manager for two hotel properties in exchange for fees and we are seeking additional asset management opportunities in Asia.

Other Investments. We own a leasehold interest in 53 Courtyard by Marriott properties and 18 Residence Inn by Marriott properties, which were sold to Hospitality Properties Trust, Inc. (“HPT”) and leased back prior to 1997. In 1998, we subleased these 71 properties to a third party on similar terms with initial terms expiring between 2010 and 2012. The subleases are renewable at our option. Rent payable under the subleases is guaranteed by the parent of the subtenants up to a maximum of approximately $21.6 million for the Courtyard leases, of which approximately $6.7 million has been funded through December 31, 2009, and approximately $10.8 million for the Residence Inn leases, of which approximately $5.9 million has been funded through December 31, 2009. To the extent the parent of the subtenants fails to perform or fully funds its guarantee obligation, we will be responsible for funding any rent shortfalls to HPT. At the expiration of these leases, HPT will return our initial security deposit of approximately $67 million, plus additional cash collateral of approximately $7.8 million. We gave notice that we will terminate the lease on the 18 Residence Inn properties effective December 31, 2010, at which time we expect our $17 million security deposit will be returned by HPT. In 2010, we also intend to give notice that we will terminate the lease on the 53 Courtyard by Marriott properties effective December 31, 2012.

We own a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton Golf Resort, Naples. For additional detail of our other real estate investments, including a summary of the outstanding debt balances of our affiliates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments in Affiliates” and Note 3 “Investments in Affiliates” and Note 7 “Leases” in the accompanying consolidated financial statements.

On September 11, 2009, we sold our remaining 3.6% limited partnership interest in CBM Joint Venture Limited Partnership, which owned 115 Courtyard by Marriott properties (“CBM JV”) for approximately $13 million and recorded a gain on property transactions of $5 million, net of taxes. As a result of this transaction, we no longer have any ownership interest in CBM JV.

Foreign Operations

Excluding hotels owned by our European joint venture, we currently own four properties in Canada, one in Mexico and two in Chile, which collectively contain approximately 2,500 rooms. Approximately 3% of our revenues were attributed to the operations of these properties in each of 2009, 2008 and 2007.

Environmental and Regulatory Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of asbestos-containing materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released asbestos-containing materials. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective or other expenditures. In connection with our current or prior ownership or operation of hotels, we may be potentially liable for various environmental costs or liabilities. Although we are currently not aware of any material environmental claims pending or threatened against us, we can offer no assurance that a material environmental claim will not be asserted against us in the future.

Operational Agreements

All of our hotels are managed by third parties pursuant to management agreements or operating and license agreements (See “Operating Structure”). As of February 17, 2010, twenty of our hotels that are operated by Starwood, our Embassy Suites Chicago Hotel, Downtown/Lakefront, our San Francisco Marriott Fisherman’s Wharf and our Hilton Singer Island Oceanfront Resort are operated pursuant to operating and license agreements, while our remaining hotels are operated pursuant to management agreements, the provisions of which are described in more detail below. Under these agreements, the managers or operators generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The manager or operator provides all managerial and other employees for the hotels, reviews the operation and maintenance of the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels. Generally, these support services include planning and policy services, financial planning, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. For the majority of our properties, we have approval rights over the budget, capital expenditures and other matters.

Management Agreements. Our management agreements typically include the terms described below:

•

Term and fees for operational services. The initial term of our management agreements generally is 15 to 20 years with one or more renewal terms at the option of the manager. The manager receives compensation in the form of a base management fee, which is calculated as a percentage (typically 3%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage (generally 20%) of operating profit after the owner has received a priority return on its investment in the hotel.

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

•

Working capital and fixed asset supplies. Our management agreements typically require us to maintain working capital for each hotel and to fund the cost of certain fixed asset supplies (for example, linen, china, glassware, silver and uniforms). We also are responsible for providing funds to meet the cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels.

•

Furniture, fixtures and equipment replacements. Under the management agreements, we are required to provide to the managers all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). The management agreements generally provide that, on an annual basis, the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the funds that are necessary, which is subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage (typically 5%) of the gross revenues of the hotel is deposited by the manager into an escrow account in our name, to which the manager has access. However, for 61 of our hotels, we have entered into an agreement with Marriott International to allow us to fund such expenditures directly as incurred from one account that we control, subject to maintaining a minimum balance of the greater of $33.5 million, or 30% of total annual specified contributions, rather than escrowing funds at accounts at each hotel.

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

•

Termination on sale. While most of our management agreements are not terminable prior to their full term, we have negotiated rights with respect to 18 specified Marriott-branded hotels to terminate management agreements in connection with the sale of these hotels subject to certain limitations, including the number of agreements that can be terminated per year, limitations measured by EBITDA, and limitations requiring that a significant part of such hotels maintain the Marriott brand affiliation. The described termination rights may be exercised without payment of a termination fee, except for one of the specified hotels wherein a termination fee is required if it does not maintain the Marriott brand affiliation.

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

•

Working capital and fixed asset supplies. The operating agreements require us to maintain working capital funds for each hotel in order to fund the cost of certain fixed asset supplies and to meet the ongoing cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels. For 18 of our hotels, the working capital accounts which would otherwise be maintained by Starwood operators for each of such hotels are maintained on a pooled basis, with operators being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the operating agreements.

•

Furniture, fixtures and equipment replacements. Under the operating and license agreements, we are required to provide all necessary furniture, fixtures and equipment for the operation of the hotels (including funding for any required furniture, fixtures and equipment replacements). To fund these items each month, the operator transfers into a reserve fund account an amount equal to 5% of the gross operating revenue of a hotel for the previous month. For 18 of our hotels, the periodic reserve fund contributions which would otherwise be deposited into reserve fund accounts maintained by operators for each hotel are distributed to us, and we are responsible for providing funding of expenditures which would otherwise be funded from the reserve funds for each of the subject hotels as such expenditures become necessary. In addition to routine capital expenditures, the reserve funds for the hotels also may be used for building capital improvements. Any approved reserve funding in excess of amounts available in the pooled reserve funds is funded by us and results in appropriate increases of owner’s investment and owner’s priority amounts. For 18 hotels, the amount of any such additional reserve funding will be allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all hotels for the most recent operating year. Any such additional reserve funding will result in corresponding increases in the owner’s investment and owner’s priority amounts with respect to each of such hotels.

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

•

Territorial. The operating agreements provide area restrictions for a period of either five or 10 years, which limit the operator and its affiliates from owning, operating or licensing a hotel of the same brand in the area. The area restrictions vary with each hotel, from city blocks in urban areas to up to a 10-mile radius from the hotel in other areas.

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

•

Termination on sale. As of February 17, 2010, we have termination rights relating to the operating agreements on ten specified hotels upon the sale of those hotels. Such termination rights are currently active with respect to one such hotel. With respect to nine of the ten specified hotels, we have the right beginning in 2016 to sell 35% of such hotels (measured by EBITDA), not to exceed two hotels annually, free and clear of the existing operating agreement over a period of time without the payment of a termination fee. With respect to any termination of an operating agreement on sale, the proposed purchaser would need to meet the requirements for transfer under the applicable license agreement.

Employees

As of December 31, 2009, we had 186 employees, including 177 at our Bethesda, Maryland office, two at our London, England office, one at our Amsterdam, The Netherlands office and six at our Republic of Singapore office. Employees at our consolidated hotels are employed by the operators that manage our hotels.

None of our direct employees are covered by collective bargaining agreements. However, employees at certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships see “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

Item 1A.	Risk Factors

The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Forward Looking Statements

Our disclosure and analysis in this 2009 Form 10-K contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future acquisitions or dispositions, future capital expenditure plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates, or the outcome of contingencies, such as legal proceedings.

We cannot guarantee that any future results discussed in any forward-looking statements will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those discussed in the risk factors below. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make or related subjects in our reports on Form 10-Q and Form 8-K that we file with the SEC. Also note that in the following risk factors we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from past results and those anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors. Consequently, you should not consider the following to be a complete discussion of all of the potential risks or uncertainties that could affect our business.

Financial Risks and Risks of Operation

Current economic conditions have already adversely affected and will continue to adversely affect our industry, business and results of operations.

The current weak economic environment, triggered by recent declines in GDP, business investment, corporate profits, consumer spending and continuing high levels of unemployment, has negatively impacted, and we believe will continue to negatively impact, overall lodging demand. The performance of the lodging industry has historically been closely linked with the performance of the general economy. Trends affecting overall lodging demand were weak in 2009 and continue to impact our results of operations (including our revenue and net income) and, we expect, will continue to be weak at least into the first half of 2010. We do not anticipate an improvement in lodging demand until the economy experiences sustained quarter-over-quarter growth. In addition, declines in demand and in consumer and business spending have resulted in rate reductions at our hotels, which have had a negative impact on our gross profit. The general economic trends discussed above make it difficult to predict our future operating results. We may experience further declines in hotel revenues or earnings at our properties beyond current expectations for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy, changes in travel patterns and the continued impact of the trends identified above. Such reduced revenues or earnings also may reduce our working capital, impact our long-term business strategy, impact the value of our assets and our ability to meet certain covenants in our existing debt agreements.

Current economic conditions have adversely effected the valuation of our hotels which may result in further impairment charges on our properties.

We analyze our assets for impairment in several situations, including when a property has current or projected losses from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred that indicate an asset’s carrying value may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. Our operating results for 2009 included $131 million of impairment charges related to our consolidated hotels and our European joint venture. As a result of continued economic weakness, we may incur additional impairment charges, which will negatively affect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Our revenues and the value of our properties are also subject to other conditions affecting the lodging industry.

The lodging industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as discussed above, as well as other factors. Changes in travel patterns of both business and leisure travelers may create difficulties for the industry over the long-term and adversely affect our results. Our results of operations and any forecast we make, may be affected and can change based on the following risks:

•	changes in the international, national, regional and local economic climate;

•	changes in business and leisure travel patterns;

•	the effect of terrorist attacks and terror alerts in the United States and internationally, as well as other geopolitical disturbances;

•	supply growth in markets where we own hotels which may adversely affect demand at our properties;

•	the attractiveness of our hotels to consumers relative to our competition;

•	the performance of the managers of our hotels;

•	outbreaks of disease;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	unionization of the labor force at our hotels.

Disruptions in the financial markets may adversely affect our business and results of operations, our ability to obtain financing on reasonable and acceptable terms, our ability to hedge our foreign currency exchange risk and the value of our common OP units.

The United States and global stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, all of which have caused market prices of the stocks of many companies to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, which made terms for certain financings materially less attractive, and, in some cases, resulted in the lack of availability of certain types of financing. While conditions in the credit markets have improved since their initial disruption, continued uncertainty in the stock and credit markets may negatively impact our ability to access additional short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity and financial condition. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing and may negatively impact our ability to enter into derivative contracts in order to hedge risks associated with changes in interest rates and foreign currency exchange rates. These disruptions in the financial markets also may adversely affect our credit rating and the value of our common OP units. While we believe we have adequate sources of liquidity with which to meet our anticipated requirements for working capital, debt service and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.

Unlike regular C corporations, Host must finance its growth and fund debt repayments largely with external sources of capital because it is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gain) in order to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which it does not receive cash. Funds used by Host to make required distributions are provided through distributions from Host LP. Our ability to access the external capital we require could be hampered by a number of factors, many of which are outside of our control, including credit market conditions as discussed above, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, or decreases in the market price of Host’s common stock. Our ability to access additional capital also may be limited by the terms of our existing indebtedness, which, under certain circumstances, restrict our incurrence of debt and the payment of distributions. The occurrence of any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us or at all and the failure to obtain necessary external capital could have a material adverse effect on our ability to finance our future growth.

We have substantial debt and may incur additional debt.

As of February 17, 2010, we and our subsidiaries had total indebtedness of approximately $5.4 billion. Our substantial indebtedness has important consequences in that it currently requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, distributions to our partners and other general corporate purposes. Additionally, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•

limit our ability in the future to undertake refinancings of our debt or obtain financing for expenditures, acquisitions, development or other general corporate purposes on terms and conditions acceptable to us, if at all; or

•	affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

If our cash flow and working capital are not sufficient to fund our expenditures or service our indebtedness, we will have to raise additional funds through:

•	sales of our equity;

•	the incurrence of additional permitted indebtedness; or

•	the sale of our assets.

We cannot make any assurances that any of these sources of funds will be available to us or, if available, will be on terms that we would find acceptable or in amounts sufficient to meet our obligations or fulfill our business plan.

The terms of our debt place restrictions on us and our subsidiaries, which reduce our operational flexibility and create default risks.

The documents governing the terms of our existing senior notes and our credit facility contain covenants that place restrictions on us and our subsidiaries. These covenants restrict, among other things, our ability and the ability of our subsidiaries to:

•	conduct acquisitions, mergers or consolidations, unless the successor entity in such transaction assumes our indebtedness;

•	incur additional debt in excess of certain thresholds and without satisfying certain financial metrics;

•	create liens securing indebtedness, unless an effective provision is made to secure our other indebtedness by such liens;

•	sell assets without using the proceeds from such sales for certain permitted uses or to make an offer to repay or repurchase outstanding indebtedness;

•	make capital expenditures in excess of certain thresholds;

•	make distributions without satisfying certain financial metrics; and

•	conduct transactions with affiliates other than on an arms length basis and, in certain instances, without obtaining opinions as to the fairness of such transactions.

Certain covenants in the credit facility also require us and our subsidiaries to meet financial performance tests. If we fail to meet such tests, the restrictive covenants in the applicable indenture(s), the credit facility and the documents governing our other debt (including our mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition”.

Our ability to make distributions may be limited or prohibited by the terms of our indebtedness or preferred OP units.

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of distributions on classes of units. Under the terms of Host LP’s credit facility and senior notes indenture, distributions to our unitholders, including Host, upon which Host depends in order to obtain the cash necessary to pay dividends, are permitted only to the extent that, at the time of the distribution, Host LP can satisfy certain financial covenant tests (concerning leverage, fixed charge coverage and unsecured interest coverage) and meet other requirements.

Under the terms of our outstanding Class E Preferred OP units, we are not permitted to make distributions on our common OP units unless all cumulative distributions have been paid (or funds for payment have been set aside for payment) on such class of preferred OP units. The amount of aggregate distributions that accrue on the Class E Preferred OP units each quarter is approximately $2.2 million. In the event that we fail to pay the accrued distributions on our Class E Preferred OP units for any reason, including any restriction on making such distributions under the terms of our debt instruments (as discussed above), distributions will continue to accrue on such preferred OP units and we will be prohibited from making any distributions on our common OP units until all such accrued but unpaid distributions on our Class E Preferred OP units have been paid (or funds for such payment have been set aside).

Defaulting on our mortgage debt could adversely affect our business.

As of February 17, 2010, 11 of our hotels and assets related thereto are subject to mortgages in an aggregate amount of approximately $1.1 billion. Although the debt is generally non-recourse to us, if these hotels do not produce adequate cash flow to service the debt secured by such mortgages, the mortgage lenders could call a default on these assets. Generally, we would expect to negotiate with the lender prior to the occurrence of a default to pursue other options, such as a deed in lieu of foreclosure. However, we may opt to allow such default to occur rather than make the necessary mortgage payments with funds from other sources. Our senior notes indenture and credit facility contain cross-default provisions, which, depending upon the amount of secured debt in default, could cause a cross-default under both of these agreements. Our credit facility, which contains a more restrictive cross-default provision than the senior notes indenture, provides that a credit facility default will occur in the event that we default on non-recourse secured indebtedness in excess of 1% (or approximately $150 million as of December 31, 2009) of our total assets (using undepreciated real estate book values). For this and other reasons, permitting a default could adversely affect our long-term business prospects.

Our mortgage debt contains provisions that may reduce our liquidity.

Certain of our mortgage debt requires that, to the extent cash flow from the hotels which secure such debt drops below stated levels, we escrow cash flow after the payment of debt service until operations improve above the stated levels. In some cases, the lender has the right under certain circumstances to apply the escrowed amount to the outstanding balance of the mortgage debt. If such provisions are triggered, there can be no assurance that the affected properties will achieve the minimum cash flow levels required to trigger a release of any escrowed funds. The amounts required to be escrowed may be material and may negatively affect our liquidity by limiting our access to cash flow after debt service from these mortgaged properties.

An increase in interest rates would increase our interest costs on our credit facility and on any floating rate debt we incur and could adversely impact our ability to refinance existing debt or sell assets.

Interest payments for borrowings on our credit facility, the mortgages on our Orlando World Center Marriott and JW Marriott, Washington, D.C. properties and the floating interest rate swaps linked to our Newport Beach Marriott/Ritz-Carlton Naples mortgage are based on floating rates. To the extent that we draw on the credit facility, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to dispose of assets as part of our business strategy.

Rating agency downgrades may increase our cost of capital.

Our senior notes and Host’s preferred stock are rated by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings. These independent rating agencies may elect to downgrade their ratings on our senior notes and Host’s preferred stock at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue at the hotels. Our expenses also will be affected by inflationary increases, and certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period and, in the event of a significant decrease in demand, we may not be able to reduce the size of hotel work-forces in order to decrease wages and benefits. Our managers may be unable to offset any such increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures also could adversely affect the future growth of our business and the value of our hotel properties.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

As part of our business strategy, we seek to acquire luxury and upper upscale hotel properties. We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from Host equity offerings, issuance of limited partnership interests of Host LP, advances under our credit facility, the incurrence or assumption of indebtedness and proceeds from the sales of assets. Continued disruptions in credit markets may limit our ability to finance acquisitions and may limit the ability of purchasers to finance hotels and adversely affect our disposition strategy and our ability to use disposition proceeds to finance acquisitions.

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

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels, we do not operate or manage our hotels. Instead, we lease substantially all of our hotels to subsidiaries which qualify as “taxable REIT subsidiaries” under applicable REIT laws, and our taxable REIT subsidiaries retain third-party managers to operate our hotels pursuant to management agreements. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. While our taxable REIT subsidiaries monitor the hotel managers’ performance, we have limited recourse under our management agreements if we believe that the hotel managers are not performing adequately. In addition, from time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. Our hotel managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees to hotels that compete with our hotels, all of which may result in conflicts of interest. As a result, our hotel managers have in the past made, and may in the future make, decisions regarding competing lodging facilities that are not or would not be in our best interest.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

We have entered into management agreements with third-party managers to operate our hotel properties. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels, we are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees (approximately 21% of our current portfolio, by revenues) are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the managers of our hotels and labor unions. We do not have the ability to control the outcome of these negotiations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in order to remain competitive in the marketplace, maintain brand standards or to comply with applicable laws or regulations. The timing and costs of such renovations or improvements may result in reduced operating performance during construction and may not improve the return on these investments.

In addition to capital expenditures required by our loan agreements or agreements with our hotel managers, we will need to make capital expenditures in order to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. The timing of these improvements can affect hotel performance, particularly if the improvements require closures of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our properties in accordance with brand standards set by our managers, the manager may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels in which we make these investments.

The ownership of hotels outside the United States and the expansion of our business into new markets outside of the United States will expose us to risks relating to owning hotels in those international markets.

Part of our business strategy is to expand our presence internationally through joint ventures. We currently own directly seven hotels located outside the United States and are a party to joint ventures that own 11 hotels in Europe. We also are a party to another joint venture through which we are exploring investment opportunities throughout Asia and Australia. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business internationally, which include:

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

Any of these factors could adversely affect our ability to obtain all of the intended benefits of our international expansion. If we do not effectively manage our geographic expansion and successfully integrate the foreign hotels into our organization, our operating results and financial condition may be adversely affected.

We may acquire hotel properties through joint ventures with third parties that could result in conflicts.

We have made a significant investment in a European joint venture which owns 11 hotels in Europe and have formed another joint venture to explore investment opportunities in Asia and Australia. We may, from time to time, invest as a co-venturer in other entities holding hotel properties instead of purchasing hotel properties directly. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer could subject the assets to additional risk as a result of any of the following circumstances:

•	our co-venturer might have economic or business interests or goals that are inconsistent with our, or the joint venture’s, interests or goals; or

•	our co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Although we generally will seek to maintain sufficient control of any joint venture in order to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners.

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

Previous terrorist attacks in the United States and subsequent terrorist alerts have adversely affected the travel and hospitality industries over the past several years. The impact that terrorist attacks in the United States or elsewhere could have on domestic and international markets and our business in particular is indeterminable, but it is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and/or our results of operations and financial condition as a whole.

We may not be able to recover fully under our existing terrorism insurance for losses caused by some types of terrorist acts, and federal terrorism legislation does not ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.

We obtain terrorism insurance as part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ coverage. However, our all-risk policies have limitations, such as per occurrence limits, annual aggregate coverage limits and sublimits, all of which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). Property damage related to war and to nuclear, radiological, biological and chemical incidents is excluded under our policies. While TRIPRA will reimburse insurers for losses resulting from nuclear, radiological, biological and chemical perils, TRIPRA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. Host has a wholly-owned captive insurance company through which it obtains a policy of nuclear, biological, chemical and radiological (“NBCR”) coverage. This captive insurer has the same ability as other insurance companies to apply to the U.S. Treasury for reimbursement, as provided for in TRIPRA, and is subject to the same deductibles and co-insurance obligations. This potential reimbursement applies to property insurance only, and not to general liability or directors’ and officers’ insurance, and there are no assurances that we will be able to recover any or all of our NCBR losses under this program.

We may be unable to satisfy the insurance requirements of our lenders.

Certain of our mortgage debt agreements for our properties and properties held by our European joint venture require us to maintain property insurance provided by carriers maintaining minimum ratings from Standard & Poor’s, A.M. Best or other rating agencies. Several of our mortgages contain requirements for the financial strength of insurers to be rated as high as AA by Standard & Poor’s. Due to upheavals in the financial markets, the number of insurers that carry that rating has been decreasing for a number of years. In prior years, we have still been able to satisfy these requirements through the use of a fronting policy or credit wrap from an AA-rated insurer for a reasonable cost. With the stress in the financial markets, these arrangements have become scarce and expensive, and we are working with our lenders with respect to several mortgage loans in order to modify their financial strength requirements. In 2009, in all cases where our insurance carriers did not meet the minimum financial strength requirements, we were able to obtain waivers from the lenders or they have provided written assurances that they are satisfied with the makeup of our pool of insurance providers and thereby avoided the costs of obtaining a credit wrap. We cannot provide assurances that each of our lenders will continue to be satisfied with our insurance coverage, or with the rating levels of our carriers, or that our carriers will not be downgraded further. If any of these lenders becomes dissatisfied with our insurance coverage or the ratings of our insurance carriers, they may, on our behalf, elect to procure additional property insurance coverage that meets their ratings requirements. The cost of such additional property insurance would be borne by the property or properties securing the loans. Also, the premiums associated with such coverage may be considerably higher than those associated with our current insurance coverage.

Some potential losses are not covered by insurance.

We, or our hotel managers, carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes and hurricanes. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California and Florida, have in the past been and continue to be particularly susceptible to damage from earthquakes and hurricanes. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or the income lost as a result of the damage. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the management company, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

In addition, there are other risks, such as certain environmental hazards, that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or too expensive to justify coverage. We also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a part of the capital we have invested in a property, as well as the anticipated future revenue from the hotel. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

Finally, the current disruption in financial markets makes it more difficult to evaluate the stability and net assets or capitalization of insurance companies and any insurer’s ability to meet its claim payment obligations.

Litigation judgments or settlements could have a significant adverse effect on our financial condition.

We are involved in various legal proceedings in the normal course of business. We are vigorously defending each of these claims. On February 8, 2010, we received an adverse jury verdict in a trial in the 166th Judicial District Court of Bexar County, Texas involving the sale of land encumbered by a ground lease for the San Antonio Marriott Rivercenter. See “Legal Proceedings” for more information on the verdict and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Income Statement Line Items” for a discussion of the fourth quarter 2009 litigation accrual. There are no other claims seeking relief that, if granted, would have a significant effect on our financial condition or results of operations. We could, however, become the subject of claims by the operators of our hotels, individuals or companies who use our hotels, our investors, our joint venture partners or regulating entities, which could have a significant adverse effect on our financial condition and performance.

We may be subject to unknown or contingent liabilities related to hotels or businesses we acquire.

Assets and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements may not survive long enough for us to become aware of such liabilities and seek recourse against our sellers. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may adversely affect our revenues, expenses, operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, deductibles or caps on losses, there can be no guarantee that such arrangements will not require us to incur losses or other expenses as well.

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

As a result of the expansion of our international operations, currency exchange rate fluctuations could affect our results of operations and financial position. We expect to generate an increasing portion of our revenue and our expenses in such foreign currencies as the Euro, the Canadian Dollar, the Mexican Peso, the British Pound, the Polish Zloty and the Chilean Peso. Although we may enter into foreign exchange agreements with financial institutions in order to reduce our exposure to fluctuations in the value of these and other foreign currencies, these hedging transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match revenue received in foreign currencies with costs paid in the same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. Dollars, if we generate revenues or earnings in other currencies, the conversion of those results into U.S. Dollars can result in an increase or decrease in the amount of those revenues or earnings.

Applicable REIT laws may restrict certain business activities.

As a REIT, Host is subject to various restrictions on its income, assets and activities. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of timeshare or condominium units. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, in one or more of our taxable REIT subsidiaries. Our taxable REIT subsidiaries are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on their taxable income.

We may be unable to sell properties because real estate investments are inherently illiquid.

Real estate properties generally cannot be sold quickly and, accordingly, we may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and our ability to service our debt. In addition, under the federal income tax laws applicable to REITs we may be limited in our ability to recognize the full economic benefit from a sale of our assets.

Our ground lease payments may increase faster than the revenues we receive on the hotels situated on the leased properties.

As of December 31, 2009, 35 of our hotels are subject to third-party ground leases (encumbering all or a portion of the hotel). These ground leases generally require periodic increases in ground rent payments, which payments are often based on economic indicators such as the Consumer Price Index. Our ability to pay ground rent could be adversely affected to the extent that our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which may result in a lower sales price.

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

Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act, building codes and regulations pertaining to fire and life safety. Compliance with those laws and regulations could require substantial capital expenditures. These regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

The acquisition contracts relating to some hotels limit our ability to sell or refinance those hotels.

For reasons relating to federal and state income tax considerations of the former and current owners of three hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods, depending on the hotel. Two of these agreements will expire in 2010 and the third will expire in 2028. As a result, even if it were in our best interest to sell these hotels or repay or otherwise reduce the level of the mortgage debt on such hotels, it may be difficult or costly to do so during their respective lock-out periods. In specified circumstances, we may agree to similar restrictions in connection with future hotel acquisitions.

Risks of Ownership of Host’s Common Stock

There are limitations on the acquisition of Host common stock and changes in control.

Host’s charter and bylaws, the partnership agreement of Host LP, and the Maryland General Corporation Law contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for Host’s stockholders or Host LP unitholders or otherwise be in their best interests, including the following:

•

Restrictions on transfer and ownership of Host’s stock. To maintain Host’s qualification as a REIT for federal income tax purposes, not more than 50% in value of Host’s outstanding shares of capital stock may be owned in the last half of the taxable year, directly or indirectly, by five or fewer individuals, which, as defined in the Internal Revenue Code (the “Code”), may include certain entities. Because such ownership could jeopardize Host’s qualification as a REIT, a person cannot own, directly or by attribution, 10% or more of an interest in a Host lessee, nor can a Host lessee of any partnership in which Host is a partner own, directly or by attribution, 10% or more of Host’s shares, in each case unless exempted by Host’s Board of Directors.

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

Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the intended acquiror of the stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of stock or to receive any proceeds from the subsequent sale of the stock in excess of the lesser of the price paid for the stock or the amount realized from the sale. A transfer of shares of Host’s stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of Host’s stock in excess of the ownership limit. These restrictions on transfer and ownership will not apply if Host’s Board of Directors determines that it is no longer in Host’s best interests to continue to qualify as a REIT or that compliance with the restrictions on transfer is no longer required for Host to qualify as a REIT.

•

Removal of Board of Directors. Host’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and only by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast in the election of directors. Vacancies on Host’s Board of Directors may be filled by the affirmative vote of the remaining directors (except that a vacancy resulting from an increase in the number of directors may be filled by a majority vote of the entire Board of Directors) and, in the case of a vacancy resulting from the removal of a director, by the stockholders by the affirmative vote of at least two-thirds of votes entitled to be cast in the election of directors.

•

Preferred shares; classification or reclassification of unissued shares of capital stock without stockholder approval. Host’s charter provides that the total number of shares of stock of all classes that Host has authority to issue is 1,100,000,000, consisting of 1,050,000,000 shares of common stock and 50,000,000 shares of preferred stock. Host’s Board of Directors has the authority, without a vote of stockholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. Because Host’s Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholder vote, Host’s Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

•

Maryland business combination law. Under the Maryland General Corporation Law, specified “business combinations,” including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s then outstanding shares, or an affiliate or associate of the corporation who, at any time during the two year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the outstanding stock of the corporation (each, an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any of these specified business combinations must be approved by 80% of the votes entitled to be cast by the holders of outstanding voting shares and by two-thirds of the votes entitled to be cast by the holders of voting shares other than voting shares held by the interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder. As a Maryland corporation, Host is subject to the Maryland business combination statute. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The Board of Directors has not granted any such exceptions at this time.

•

Maryland control share acquisition law. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by the affirmative vote of holders of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by directors who are employees of the corporation. “Control shares” are voting shares which, if aggregated with all other voting shares owned by the acquiror or over which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-tenth or more but less than one-third, (2) one-third or more but less than a majority or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares, subject to specified exceptions. Our bylaws contain a provision exempting us from the control share provisions of the Maryland General Corporation Law. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

•

Certain charter and bylaw amendments. Host’s charter contains provisions relating to restrictions on transfer and ownership of Host’s stock, fixing the size of the Board of Directors within the range set forth in the charter, removal of directors, the filling of vacancies, exculpation and indemnification of directors, calling special stockholder meetings and others, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host’s stockholders holding two-thirds of the votes entitled to be cast on the matter. Other charter amendments generally require approval of the Board and the affirmative vote of holders of a majority of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, Host’s bylaws provide that directors have the exclusive right to amend Host’s bylaws. These provisions may make it more difficult to amend Host’s charter and bylaws to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of Host common stock, without the approval of the Board of Directors.

Shares of Host’s common stock that are or become available for sale could affect the share price of Host’s common stock.

Sales of a substantial number of shares of Host’s common stock, or the perception that sales could occur, could adversely affect prevailing market prices for Host’s common stock. In addition, holders of units of limited partnership interest of Host LP, whose OP units may be redeemed, at Host’s election, in exchange for common stock, will be able to sell those shares freely, unless the person is our affiliate and resale of the affiliate’s shares is not covered by an effective registration statement. As of December 31, 2009, there are approximately 11.7 million OP units outstanding that are redeemable, at Host’s election, for Host common stock. Further, a substantial number of shares of Host’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We maintain two stock based compensation plans: the comprehensive stock plan, whereby we may award to participating employees and directors (i) restricted shares of common stock, (ii) options to purchase common stock and (iii) deferred shares of common stock, and an employee stock purchase plan. At December 31, 2009, there were approximately 19.2 million shares of common stock reserved and available for issuance under the comprehensive stock plan, and there were 5.7 million shares of restricted stock outstanding and 0.5 million options exercisable with a weighted average exercise price of $5.46 per share.

Also as of December 31, 2009, Host LP has outstanding $1,251 million principal amount of exchangeable senior debentures that could become exchangeable under certain conditions for shares of Host common stock. The principal portion for $526 million face amount of such exchangeable debentures is cash-settled, and therefore no shares would be issued unless Host’s share price exceeded the exchange rate for this series of debentures of $31.23 as of December 31, 2009. For another $400 million of such exchangeable debentures, Host has the option to issue cash, shares of Host common stock or any combination thereof in settlement of the debentures should they be presented for exchange.

In August 2009, Host entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million in “at the market” offerings. As of December 31, 2009, 28 million shares of common stock have been issued and sold pursuant to the program, and shares of common stock having an aggregate offering price of approximately $110 million remain issuable from time to time under the agreement. Any additional shares of common stock issued by Host, whether issued under this program or otherwise, would be available in the future for sale in the public markets. We can make no prediction about the effect that future sales of common stock would have on the market price of Host common stock.

Our earnings and cash distributions will affect the market price of shares of Host’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and is secondarily based upon the value of the underlying assets. For that reason, shares of Host’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to stockholders , these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of Host’s common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of Host’s common stock.

Market interest rates may affect the price of shares of Host’s common stock.

We believe that one of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the dividend rate on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of Host’s stock to decrease.

Federal Income Tax Risks

To qualify as a REIT, each of Host and its subsidiary REITs are required to distribute at least 90% of its taxable income, excluding net capital gain, regardless of available cash or outstanding obligations.

To continue to qualify as a REIT, Host is required to distribute to its stockholders with respect to each year at least 90% of its taxable income, excluding net capital gain. To the extent that Host satisfies this distribution requirement but distributes less than 100% of its taxable income and net capital gain for the taxable year, it will be subject to federal and state corporate income tax on its undistributed taxable income and net capital gain. In addition, Host will be subject to a nondeductible 4% excise tax on the amount, if any, by which distributions made by Host with respect to the calendar year are less than the sum of 85% of its ordinary income and 95% of its net capital gain for that year and any undistributed taxable income from prior years less excess distributions from prior years. Host intends to make distributions, subject to the availability of cash and in compliance with any debt covenants, to its stockholders to comply with the distribution requirement and to avoid the imposition of a significant nondeductible 4% excise tax and will rely for this purpose on distributions from Host LP and its subsidiaries. There are differences in timing between Host’s recognition of taxable income and its receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be “phantom” income, which is taxable income that is not matched by cash flow. Due to transactions entered into in years prior to Host’s conversion to a REIT, Host could recognize substantial amounts of “phantom” income in the future. It is possible that these differences between taxable income and the receipt of related cash could require us to borrow funds or for Host to issue additional equity to enable Host to meet the distribution requirement and, therefore, to maintain its REIT status, and to avoid the nondeductible 4% excise tax. In addition, because the REIT distribution requirement prevents Host from retaining earnings, we generally will be required to refinance debt at its maturity with additional debt or equity. It is possible that any of these sources of funds, if available at all, would not be sufficient to meet Host’s distribution and tax obligations.

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

We believe that Host has been organized and has operated in such a manner so as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host currently intends to continue to operate as a REIT during future years. In addition, Host owns, through Host LP, two entities as of December 31, 2009, that have elected to be treated as REITs. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host currently qualifies as a REIT or will continue to qualify as a REIT or that each of Host’s subsidiary REITs qualify as a REIT. If any of the subsidiary REITs were to fail to qualify as a REIT, it is possible that Host would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. New legislation, treasury regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host or any of the subsidiary REITs were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT would not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

Any determination that Host or one of its subsidiary REITs does not qualify as a REIT would have a material adverse effect on our results of operations and could materially reduce the value of Host’s common stock. The additional tax liability of Host or the subsidiary REIT for the year, or years, in which the relevant entity did not qualify as a REIT would reduce its net earnings available for investment, debt service or distributions to stockholders. Furthermore, the non-qualifying entity would no longer be required to make any distributions to stockholders as a condition to REIT qualification and all of its distributions to stockholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This means that if Host were to fail to qualify as a REIT, Host’s stockholders currently taxed as individuals would be taxed on those dividends at capital gain rates and Host’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case, to applicable limitations under the Code. Host’s failure to qualify as a REIT also would cause an event of default under Host LP’s credit facility that could lead to an acceleration of the amounts due under the credit facility, which, in turn, would constitute an event of default under Host LP’s outstanding debt securities.

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

One of Host’s subsidiary REITs will be required to pay federal income tax at the highest regular corporate rate on “built-in gain” recognized as a result of any sale of a hotel asset before the expiration of the applicable 10-year holding period of assets, including certain hotels acquired from Starwood and its affiliates in 2006. The total amount of gain on which the subsidiary REIT would be subject to corporate income tax if all of its built-in gain assets were sold in a taxable transaction prior to the expiration of the applicable 10-year holding period would be material to it. In addition, we expect that we could recognize other substantial deferred tax liabilities in the future without any corresponding receipt of cash.

Notwithstanding Host’s status as a REIT, Host and our subsidiaries (including our subsidiary REITs) will be subject to some federal, state, local and foreign taxes on their income and property. For example, Host and our subsidiary REITs will pay tax on certain types of income that are not distributed and will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary that are not conducted on an arm’s length basis. Moreover, the taxable REIT subsidiaries of Host and our subsidiary REITs are taxable as regular C corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent they own assets or conduct operations in foreign jurisdictions.

Host LP is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host.

If the IRS were to challenge successfully Host LP’s status as a partnership for federal income tax purposes, Host would cease to qualify as a REIT and suffer other adverse consequences.

We believe that Host LP qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including Host, is required to pay tax on such partner’s allocable share of its income. No assurance can be provided, however, that the IRS will not challenge Host LP’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating Host LP as a corporation for federal income tax purposes, Host would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If Host LP fails to qualify as a partnership for federal income tax purposes or Host fails to qualify as a REIT, either failure would cause an event of default under Host LP’s credit facility that, in turn, could constitute an event of default under Host LP’s outstanding debt securities. Also, the failure of Host LP to qualify as a partnership for federal income tax purposes would cause it to become subject to federal, state and foreign corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including Host.

As a REIT, each of Host and its subsidiary REITs is subject to limitations on its ownership of debt and equity securities.

Subject to certain exceptions, a REIT is generally prohibited from owning securities in any one issuer to the extent that (1) the value of those securities exceeds 5% of the value of the REIT’s total assets, (2) the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities, or (3) the REIT owns more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 25% of the value of the REIT’s total assets. If Host or any of its subsidiary REITs were to violate these ownership limitations, each would likely lose its REIT status.

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

A holder who has OP units redeemed will be treated for federal and state income tax purposes as having sold the OP units. The sale of these units is a taxable event and the holder thereof will be treated as realizing an amount equal to the sum of the value of the common stock or cash the holder receives plus the amount of OP nonrecourse liabilities allocable to the redeemed OP units. The gain or loss recognized by the holder of OP units is measured by the difference between the amount realized by the holder and the holder’s basis in the OP units redeemed (which will include the amount of our nonrecourse liabilities allocable to the redeemed OP units). It is possible that the amount of gain the holder recognizes could exceed the value of the common stock or cash that the holder receives. It also is possible that the tax liability resulting from this gain could exceed the value of the common stock or cash the holder receives.

If a holder of OP Units has OP Units redeemed, the original receipt of the OP Units may be subject to tax.

If a holder of OP units has OP units redeemed, particularly within two years of receiving them, there is a risk that the original receipt of the OP units may be treated as a taxable sale under the “disguised sale” rules of the Internal Revenue Code. Subject to several exceptions, the tax law generally provides that a partner’s contribution of property to a partnership and a simultaneous or subsequent transfer of money or other consideration from the partnership to the partner will be presumed to be a taxable sale. In particular, if money or other consideration is transferred by a partnership to a partner within two years of the partner’s contribution of property, the transactions are presumed to be a taxable sale of the contributed property, unless the facts and circumstances clearly establish that the transfers are not a sale. On the other hand, if two years have passed between the original contribution of property and the transfer of money or other consideration, the transactions will not be presumed to be a taxable sale unless the facts and circumstances clearly establish that they should be.

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

On February 8, 2010, we received an adverse jury verdict in a trial in the 166th Judicial District Court of Bexar County, Texas involving the sale of land encumbered by a ground lease for the San Antonio Marriott Rivercenter. The jury found that we tortiously interfered with the attempted sale by Keystone-Texas Property Holding Corporation of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages plus statutory interest. Keystone would be entitled to elect only one damage award. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The verdict is not yet final and is subject to post-trial motions. Based on the range of possible outcomes, we accrued an additional potential litigation loss of approximately $41 million in the fourth quarter consistent with generally accepted accounting principles.

We initiated the suit against Keystone on April 27, 2005, seeking a declaration that a provision of the ground lease for the property under the San Antonio Marriott Rivercenter was valid and claiming that Keystone had breached that lease provision. On October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we had tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property. We believe that a number of legal rulings decided by the trial court were in error and had an adverse effect on the jury’s verdict. We intend to vigorously pursue these issues in post trial motions and, if necessary, on appeal.

We are also involved in various other legal proceedings in the normal course of business and are vigorously defending these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe the final resolution of any of these other claims will not have a material adverse effect on our financial condition.

Item 4.	Reserved

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as executive officers of Host as of February 17, 2010.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host
Richard E. Marriott Chairman of the Board	71	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

W. Edward Walter President, Chief Executive Officer and Director	54	W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Treasurer in 1998, Executive Vice President in 2000, Chief Operating Officer in 2001, Chief Financial Officer in 2003 and President, Chief Executive Officer and Director in October 2007.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	51	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Minaz Abji Executive Vice President, Asset Management	56	Minaz Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he worked since 1998.

Larry K. Harvey Executive Vice President, Chief Financial Officer	45	Larry K. Harvey rejoined our company in February 2003 as Senior Vice President and Corporate Controller. In February 2006, he was promoted to Senior Vice President, Chief Accounting Officer. He was elected Executive Vice President, Chief Financial Officer and Treasurer in November 2007 and served as Treasurer until February 2010. Prior to joining us, he served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation. Prior to that, he was our Vice President of Corporate Accounting, before the spin-off of Crestline in 1998.

Gregory J. Larson Executive Vice President, Corporate Strategy and Fund Management	45	Gregory J. Larson joined our company in October 1993. In 1998, Mr. Larson joined the Treasury group as Vice President of Corporate Finance. He assumed leadership of the Investor Relations department in 2000, was promoted to Senior Vice President in 2002, and was elected Treasurer in 2005. In November 2007, Mr. Larson was selected to lead our corporate strategy and fund management business and elected to Executive Vice President.

James F. Risoleo Executive Vice President, Chief Investment Officer	54	James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Executive Vice President in 2000. He is responsible for our development, acquisition and disposition activities, including oversight of our European and Asian joint venture investments.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host
Joanne G. Hamilton Executive Vice President, Human Resources	52	Joanne G. Hamilton joined our company as Executive Vice President, Human Resources in January 2010. Prior to joining our company, she was the Chief Human Resource Officer for Beers & Cutler, an accounting and consulting firm based in Vienna, Virginia from 2007 to 2010. Prior to joining Beers & Cutler, Ms. Hamilton served as Senior Vice President of Human Resources for Spirent PLC, a global telecommunications company, from 2002 to 2007. Prior to that time, Ms. Hamilton was Senior Vice President at Visual Networks and Vice President of Human Resources at Telecommunications Techniques Corporation.

Brian G. Macnamara Senior Vice President, Corporate Controller	50	Brian G. Macnamara joined our company in February 1996, was promoted to Vice President, Assistant Corporate Controller in February 2007, and was elected Senior Vice President, Corporate Controller in September 2007. Prior to serving as Assistant Corporate Controller, Mr. Macnamara served as Vice President, Financial Reporting and Corporate Real Estate.

PART II

Item 5.	Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

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

	Distributions Declared Per Common Unit
2008
1st Quarter	$0.20
2nd Quarter	0.20
3rd Quarter	0.20
4th Quarter	0.05
2009
1st Quarter	—
2nd Quarter	—
3rd Quarter	—
4th Quarter	$.025	*

*	On September 14, 2009, Host’s Board of Directors authorized a special dividend of $0.25 per share of common stock of Host. The dividend was paid on December 18, 2009 to holders of record as of November 6, 2009. In reliance on the specific terms of guidance issued by the IRS and subject to certain elections by Host’s stockholders and the effect of a 10% cash limitation, Host paid approximately 90% of the special dividend with Host common stock, or 13.4 million common shares, with the remaining 10% paid in cash of approximately $15.6 million. Pursuant to the Third Amended and Restated Agreement of Limited Partnership of Host LP, as amended (the “Partnership Agreement”), common OP unitholders received the cash distribution of 10% of the $0.25 per share dividend paid by Host to its common stockholders, or $0.025 per OP unit, but did not receive an equivalent per unit distribution for the 90% of the dividend paid with Host common stock. Instead, the conversion factor used to convert OP units into shares of Host common stock was proportionately adjusted from 1.0 to 1.021494. This adjustment to the conversion factor was made to avoid any unintended dilution as a result of the portion of Host’s dividend paid with shares of its common stock to its stockholders.

The number of holders of record of our common OP units on February 22, 2010 was 1,965. The number of outstanding common OP units as of February 22, 2010 was 650,842,152, of which 640,049,480 were owned by Host.

Under the terms of our senior notes indenture and the credit facility, our ability to make distributions and other payments is dependent on our ability to satisfy certain financial requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” and “Risk Factors—Financial Risks and Risks of Operation—Our ability to make distributions may be limited or prohibited by the terms of our indebtedness or preferred OP units.”

Fourth Quarter 2009 Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased		Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
September 12, 2009 — October 11, 2009	6,578	*	1 share Host Hotels & Resorts, Inc. Common Stock*	—	—
October 12, 2009 — November 11, 2009	9,665	**	1 or 1.021494 shares of Host Hotels & Resorts, Inc. Common Stock**	—	—
November 12, 2009 — December 11, 2009	44,679	*	1.021494 shares of Host Hotels & Resorts, Inc. Common Stock*	—	—
December 12, 2009 — December 31, 2009	27,330	*	1.021494 shares of Host Hotels & Resorts, Inc. Common Stock*	—	—

Total	88,252			—	—

*	Reflects common OP units redeemed by holders in exchange for shares of Host’s common stock.
**	Reflects (1) 8,395 common OP units redeemed by holders in exchange for shares of Host common stock and (2) 1,270 common OP units cancelled upon cancellation of a corresponding number of shares of Host’s common stock by Host.

Item 6.	Selected Financial Data

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2009. The following information should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2009	2008	2007	2006	2005
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$4,158	$5,139	$5,249	$4,661	$3,589
Income (loss) from continuing operations	(248)	380	532	303	109
Income (loss) from discontinued operations (1)	(10)	34	202	464	60
Net income (loss)	(258)	414	734	767	169
Net income (loss) attributable to Host Hotels & Resorts, L.P. unitholders stockholders	(257)	411	728	758	163
Net income (loss) available to common unitholders	(266)	402	719	738	132
Basic earnings (loss) per common unit :
Income (loss) from continuing operations	(.42)	.68	.96	.55	.19
Income from discontinued operations	(.02)	.06	.37	.92	.16
Net income (loss)	(.44)	.74	1.33	1.47	.35
Diluted earnings (loss) per common unit:
Income (loss) from continuing operations	(.43)	.66	.95	.55	.19
Income from discontinued operations	(.02)	.06	.37	.92	.16
Net income (loss)	(.45)	.72	1.32	1.47	.35
Distributions declared per common unit	.025 (2)	.65	1.00	.76	.41
Balance Sheet Data:
Total assets	$12,553	$11,948	$11,809	$11,805	$8,224
Debt	5,837	5,876	5,515	5,833	5,312
Preferred units	97	97	97	97	241

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties disposed of and the gain or loss on those dispositions.
(2)	See Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a limited partnership operating through an umbrella partnership structure with Host as our sole general partner. As of February 17, 2010, we own 110 luxury and upper-upscale hotel properties and, Host is the largest lodging REIT in the National Association of Real Estate Investment Trust’s composite index. A REIT is a legal entity that owns real estate assets and, through payments of dividends to stockholders, is permitted to reduce or eliminate federal income taxes at the corporate level. Host operates as a self-managed and self-administered REIT and owns approximately 98% of the partnership interests of Host LP.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry. The majority of our properties are luxury and upper-scale that are located in central business districts of major cities, near airports and in resort/conference destinations that benefit from significant barriers to entry by competitors. In 2009, approximately 77% of our revenues were generated by our urban and resort/conference hotels. While our hotels are still subject to competitive pressures, we believe this strategy should allow us to achieve room rate and occupancy premiums in excess of those of our competitors. We seek to maximize the value of our portfolio through aggressive asset management by assisting the managers of our hotels in optimizing property operations and by completing strategic capital improvements.

Our Customers

The majority of our customers fall into three broad groups: transient business, group business, and contract business, which accounted for approximately 56%, 37% and 7%, respectively, of our 2009 room sales. Similar to the majority of the lodging industry, we further categorize business within these categories based on characteristics they have in common as follows:

Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be more significantly affected by trends in business travel versus leisure demand. The four key subcategories of the transient business group are:

•

Premium: Sometimes referred to as “rack rate,” this rate is typically applied to rooms booked close to arrival during high demand periods and is the highest rate category available. Room rates will fluctuate depending on anticipated demand levels (e.g. seasonality, weekday vs. weekend stays).

•

Corporate: This is the benchmark rate that a hotel publishes and offers to the general public. It is typically the second highest category, and is for travelers that do not have access to negotiated or discount rates.

•

Special Corporate: This is a negotiated rate offered to companies and organizations that provide significant levels of room night demand to the hotel or to hotel brands generally. These rates are typically negotiated annually at a discount to the anticipated corporate rate.

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

Understanding Our Performance

Our Revenues and Expenses. Our hotels are operated by third-party managers under long-term agreements under which they typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We provide operating funds, or working capital, which the managers use to purchase inventory and to pay wages, utilities, property taxes and other hotel-level expenses. We generally receive a cash distribution from our hotel managers each four-week or monthly accounting period, which reflects hotel-level sales less property-level operating expenses (excluding depreciation).

Hotel revenue is approximately 97% of our total revenue. The following table presents the components of our hotel revenue as a percentage of our total revenue:

% of 2009 Revenues
• Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and premium versus discount business) is a significant driver of room rates.	60%

• Food and beverage revenue. Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s restaurants).	30%

• Other revenue. Occupancy, the nature of the property (i.e., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as parking, golf course, spa, entertainment and other guest services.	7%

Hotel operating expenses are approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

% of 2009 Operating Costs and Expenses
• Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.	17%

% of 2009 Operating Costs and Expenses
• Food and beverage expense. These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than outlet sales) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.	23%

• Other departmental and support expenses. These expenses include labor and other costs associated with the other ancillary revenues such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	28%

• Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.	4%

• Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	10%

• Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotel properties and the level of past capital expenditures.	16%

The expense components listed above are based on those presented in our consolidated statements of operations. It is also worth noting that wage and benefit costs are spread among various line items, however, taken separately these costs represent approximately 55% of our hotel operating expenses.

Key Performance Indicators. Revenue per available room, or RevPAR, is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or parking, telephone or other guest service revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels.

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

We also evaluate the performance of our business through non-GAAP financial measures, including funds from operations (“FFO”) per diluted unit and comparable hotel adjusted operating profit. We use FFO per diluted unit as a supplemental measure of company-wide profitability. Another key profitability indicator we use is hotel adjusted operating profit, which is a non-GAAP measure used to evaluate the profitability of our comparable hotels. Hotel adjusted operating profit measures property-level results before debt service and is a supplemental measure of individual property-level profitability. The comparable hotel adjusted operating profit that we discuss is an aggregation of the adjusted operating profit for each of our comparable hotels. Each of the non-GAAP measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit and earnings per unit. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance as well as certain limitations of such measures. See “—Non-GAAP Financial Measures.”

Summary of 2009 Operating Results

During 2009, the economic recession, both domestically and internationally, and the continued fall-out from the collapse of the credit markets in 2008 contributed to a significant decrease in GDP, corporate profits and business and consumer spending, as well as a significant increase in the unemployment rate. These factors combined to depress overall lodging demand, which resulted in historical levels of decline in occupancy and average room rates. In addition to these economic drivers, political pressure and public relations concerns over corporate travel further diminished booking activity and reduced attendance at group events, resulting in lower banquet, food and beverage and other revenues. Meeting planners were able to take advantage of historically high room availability, which has resulted in a shift in pricing power, leading to lower average room rates. Overall, comparable RevPAR decreased 19.9% in 2009 as a result of a decrease in occupancy of 5.4 percentage points and a decrease of 13.5% in average room rate with a similar decline in food and beverage revenues of 20.4%. As a result, total revenue decreased $981 million, or 19.1%, to approximately $4.2 billion for the year.

Net income declined $672 million in 2009 to a loss of $258 million. The decline in net income primarily reflects the decline in operating profit due to the decrease in overall lodging demand described above. The net loss also reflects $131 million of impairment charges incurred during 2009, $31 million of which are included in discontinued operations. Diluted earnings per common unit decreased $1.17 to a $.45 loss in 2009. FFO per diluted unit decreased $1.19, to $.52, for 2009. The declines in diluted earnings per common share and FFO per diluted unit reflect the decline in operations and the issuance of approximately 104 million common OP units throughout the year. The declines in earnings and FFO per unit during 2009 also reflect $131 million of impairment charges and an expense accrual of approximately $41 million related to a potential litigation loss. During 2008, impairment charges totaled $3 million.

Management was able to partially mitigate the decline in our operations by working with our managers to minimize margin deterioration. During the year, we worked with our operators to implement significant contingency plans, which included right-sizing the work force to the amount of business being generated, reducing discretionary spending, delaying the implementation of brand standards, closing restaurant outlets or modifying hours of operations, as well as closing specific floors or towers to reflect the decrease in occupancy. In addition to our cost-cutting measures, our managers accessed additional revenue channels, particularly e-commerce channels, in an effort to offset the decline in revenues from more traditional sources.

Financing Activities

Maintaining financial flexibility was an important strategic focus throughout 2009. Despite the disruption in the credit markets, we raised approximately $1.9 billion in cash during the year through debt and equity issuances and hotel sales. The proceeds have primarily been used to repay short-term debt maturities and to maintain higher than historical cash levels. As a result of these efforts:

•

At year end, we held over $1.6 billion in unrestricted cash and cash equivalents, a portion of which was used to repay or redeem $470 million of debt in the first quarter of 2010, further reducing our debt to approximately $5.4 billion at February 17, 2010. We have $600 million available under our credit facility.

•

During 2009, we repaid $342 million of mortgage debt and repurchased $149 million face amount of exchangeable senior debentures at a $14 million discount to the face value. Excluding the recent $470 million in first quarter 2010 debt paydowns, our significant remaining debt maturities and obligations through year-end 2012 consist of $422 million of mortgage debt which matures in 2011 (including the $300 million Orlando World Center Marriott mortgage, all or a portion of which can be extended for two one-year periods provided that debt coverage exceeds certain ratios and other conditions are met) and $325 million and $526 million of exchangeable senior debentures, which holders have the right to put to us in April 2010 and 2012, respectively.

•	As of February 17, 2010, 99 of our 110 properties are unencumbered by mortgage debt.

•

We maintained compliance with all of our senior note and credit facility covenants (see “—Financial Condition” for a detailed description of our financial covenants and our current levels of compliance).

We believe, as a result of these efforts and the overall strength of our balance sheet, we will have sufficient liquidity to withstand the current decline in our operating cash flow and to take advantage of investment opportunities going forward (for a detailed discussion, see “—Liquidity and Capital Resources”).

Investing Activities

Acquisitions/Dispositions. Acquisition opportunities that conform to our portfolio criteria were nearly nonexistent in 2009 both domestically and internationally due to significantly depressed operating levels, ongoing capital market disruption and the uncertain economic outlook. We believe that the current operating environment, combined with the significant number of hotel properties encumbered with very high levels of debt coming due in the next several years, may result in owners and/or lenders making these properties available for sale due to their inability to repay the debt at maturity. We believe that these opportunities may begin to reach the market in 2011 and 2012 as distressed owners and their lenders will first explore other options. We have been actively exploring potential acquisitions and expect to be able to take advantage of these opportunities over time as they arise.

We disposed of six non-core properties in 2009 where we believed the potential for future returns were lower than our target levels and recognized proceeds of approximately $204 million, including the return of reserves held by the manager, that were subsequently used to repay debt and invest in our portfolio. We recognized a gain on the dispositions totaling approximately $26 million, net of tax.

On September 11, 2009, we sold our remaining 3.6% limited partnership interest in CBM JV for approximately $13 million and recorded the gain on property transaction of $5 million, net of taxes. As a result of this transaction, we will no longer have any continuing involvement in CBM JV.

Capital Expenditures. Our capital expenditures program consists of renewal and replacement, ROI/repositioning and value enhancement projects in a broad array of areas including lobbies and public spaces, food and beverage facilities, spas, retail outlets, meeting space and rooms as well as energy conservation and other non-public areas of the property. We completed $340 million of capital expenditures in 2009, which included $176 million in ROI/repositioning expenditures and value enhancement projects at numerous properties. These projects included the completion of a 62,750 square foot ballroom addition at the Swissôtel Chicago for approximately $52 million, the construction of the 12,000 square foot ballroom at The Ritz-Carlton, Amelia Island and the construction of the 10,000 square foot ballroom at the Harbor Beach Marriott Resort & Spa, which is scheduled for completion in the first quarter of 2010. In addition to the ROI/repositioning projects, we spent $164 million on renewal and replacement capital expenditures.

We believe that our properties are in a strong competitive position with respect to their market competitors as a result of strategic focus on maintaining and upgrading our properties through a dedicated capital expenditures program. While overall spending on capital projects declined in 2009, we have invested over $2.5 billion in the last five years, including the renovation of approximately 42,000 rooms and 2.3 million square feet of meeting space. We anticipate that we will spend $270 million to $300 million on capital projects for 2010, and we continue to look for additional ways to strategically reinvest in our portfolio using our scale and relationships to drive more cost efficient purchasing and improve the overall quality of our assets.

2010 Outlook

While economic indicators suggest that the economy and the lodging industry have begun a tentative recovery in the wake of the difficult recessionary environment in 2009, we believe that several factors, primarily uncertainty in the strength and sustainability of an economic recovery and persistently high unemployment, will continue to negatively affect lodging industry fundamentals in 2010. We do not anticipate a significant improvement in the lodging industry until key economic indicators, particularly GDP, business investment, employment, corporate profits and consumer spending, experience sustained quarter-over-quarter growth.

The factors discussed above will likely continue to negatively affect the group and transient demand segments in 2010. We believe occupancy, after reaching near historical lows, will begin to improve due to the back-log of demand from long-delayed meetings and travel. However, we believe the recovery in occupancy will be muted as concerns over corporate expenditures will continue to diminish booking activity and decrease attendance at group events, resulting in lower banquet, food and beverage and other revenues. Similarly, the reduction in corporate travel budgets and cost concerns will continue to negatively affect transient business and leisure travel. We believe the increase in occupancy will be offset by continued rate pressure in the lodging industry. Historically, as occupancy improves average rates will increase as the mix of business shifts away from lower-rated discount and contract business to higher-rated corporate and group business. Eventually, average rates will increase further as additional demand moves the pricing power away from the consumer. For example, while we have experienced an increase in short-term group bookings, our overall group booking pace remains below 2008 levels. We believe that this is the result of meeting planners taking advantage of the historically low occupancy in the industry to book unoccupied rooms at a discount closer to their meeting date. This shift to short-term group bookings also negatively affects our ability to predict our group bookings and overall results. Similarly, for our transient business, travelers will continue to take advantage of discount booking options until the industry can sustain occupancy growth.

We believe that the lodging supply growth for upper upscale and luxury hotels will begin to abate in 2010, and will be significantly lower in 2011 and 2012 as the recession and the disruption in the credit markets caused a significant decline in new hotel construction starts beginning in the second half of 2008. This may be particularly relevant for the markets and lodging sectors in which we compete due to the long-term planning and high level of investment associated with these properties. While we do not believe the anticipated decline in supply growth will have a significant effect on operations for 2010, we believe that it will have a positive effect on our hotels’ performance in later years, as any demand growth which occurs will not be coupled with an increase in lodging supply.

The general economic trends discussed above make it difficult to predict our future operating results in 2010. We may experience further declines in hotel revenues or earnings at our properties for any number of reasons, including, but not limited to, greater than anticipated weakness in the economy, changes in travel patterns and the continued impact of the trends identified above.

Results of Operations

The following table reflects certain line items from our audited statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	2009	2008	% Change 2008 to 2009		2007		% Change 2007 to 2008
Revenues
Total hotel sales	$4,051	$5,020	(19.3)%			$5,129	(2.1)%

Operating costs and expenses:
Property-level costs(1)	3,944	4,349	(9.3)			4,306	1.0
Corporate and other expenses	116	58	100.0			69	(15.9)
Gain on insurance settlement	—	7	N/M	(4)		51	(86.3)
Operating profit	98	739	(86.7)			925	(20.1)
Interest expense	379	375	1.1			444	(15.5)
Net (income) loss attributable to non-controlling interests	1	(3)	N/M	(4)		(6)	(50.0)
Income (loss) from discontinued operations	(10)	34	N/M	(4)		202	(83.2)
Net income (loss) attributable to Host Hotels & Resorts, L.P.	(257)	411	N/M	(4)		728	(43.5)

All hotel operating statistics(2):
RevPAR	$112.57	$140.35	(19.8)%			$142.81	(1.7)%
Average room rate	$170.93	$196.70	(13.1)%			$194.71	1.0%
Average occupancy	65.9%	71.4%	(5.5	)pts.		73.3%	(1.9	)pts.

Comparable hotel operating statistics(3):
RevPAR	$113.68	$141.97	(19.9)%		$	N/A	(2.6)%
Average room rate	$171.61	$198.30	(13.5)%		$	N/A	0.7%
Average occupancy	66.2%	71.6%	(5.4	)pts.		N/A	(2.4	)pts.

(1)	Amount represents operating costs and expenses per our consolidated statements of operations less corporate and other expenses and the gain on insurance settlement.
(2)	Operating statistics are for all properties as of December 31, 2009, 2008 and 2007 and include the results of operations for hotels we have sold prior to their disposition.
(3)	Comparable hotel operating statistics for 2009 and 2008 are based on 111 comparable hotels as of December 31, 2009. The percent change from 2007 to 2008 is based on 115 comparable hotels as of December 31, 2008.
(4)	N/M=Not Meaningful

Hotel Sales Overview

	2009	2008	% Change 2008 to 2009	2007	% Change 2007 to 2008
	(in millions)			(in millions)
Revenues
Rooms	$2,497	$3,116	(19.9)%	$3,185	(2.2)%
Food and beverage	1,243	1,556	(20.1)	1,593	(2.3)
Other	311	348	(10.6)	351	(0.9)

Total hotel sales	$4,051	$5,020	(19.3)	$5,129	(2.1)

2009 Compared to 2008. The decrease in hotel sales and food and beverage revenues is primarily attributable to decreased occupancy, which drives lower room rates and less demand for catering and banquet business, as well as other ancillary revenues such as spas, golf, parking, internet connectivity and other fees. Sales for properties disposed of in both years have been reclassified as discontinued operations. See “—Discontinued Operations” below.

Consistent with the portfolio as a whole, comparable hotel RevPAR decreased 19.9%, with a 5.4 percentage point decrease in occupancy and a 13.5% decrease in average room rates. Another factor that contributed to the decrease in revenues was corporate travelers downgrading from luxury properties to other hotel segments due to political and public relations concerns regarding corporate expenditures on luxury services. This had a significant affect on our Ritz-Carlton properties as well as our resort locations.

While management evaluates the performance of each individual hotel against its competitive set in a given market, overall we evaluate the portfolio operating results using three different criteria: property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type. The following tables set forth performance information for 2009 and 2008:

Comparable Hotels Portfolio by Property Type (a)

	As of December 31, 2009		Year ended December 31, 2009			Year ended December 31, 2008
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	53	34,485	$183.44	69.0%	$126.64	$211.15	73.6%	$155.39	(18.5)%
Suburban	31	11,646	138.72	60.2	83.45	160.68	66.1	106.19	(21.4)
Resort/Conference	13	8,082	215.19	61.1	131.57	248.61	69.0	171.45	(23.3)
Airport	14	6,955	115.61	68.5	79.18	136.71	74.0	101.14	(21.7)

All Types	111	61,168	171.61	66.2	113.68	198.30	71.6	141.97	(19.9)

(a)	The reporting period for 2009 is from December 27, 2008 to January 1, 2010 and for 2008 is from December 29, 2007 to December 26, 2008 for our Marriott hotels. For further discussion, see “—Reporting Periods”.

Consistent with 2008, our urban properties continued to outperform the portfolio as a whole. We believe the location of these assets provides a diversified demand base that helped drive higher levels of occupancy, which partially mitigated the decline in average room rate compared to other property types. As noted above, our resort/conference properties were particularly affected by traveler concerns regarding corporate expenditures for luxury hotels and services.

Comparable Hotel Sales by Geographic Region. The following tables set forth performance information for 2009 and 2008:

Comparable Hotels by Region (a)

	As of December 31, 2009		Year ended December 31, 2009			Year ended December 31, 2008
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,943	$169.46	67.4%	$114.22	$198.45	73.7%	$146.16	(21.9)%
Mid-Atlantic	10	8,330	219.22	76.4	167.47	270.15	79.8	215.56	(22.3)
North Central	14	6,204	130.93	60.8	79.64	152.23	65.5	99.72	(20.1)
South Central	9	5,687	143.88	63.8	91.83	161.26	67.7	109.11	(15.8)
Florida	9	5,677	182.88	62.9	115.04	211.20	69.7	147.21	(21.9)
DC Metro	12	5,416	190.52	73.6	140.13	199.85	74.4	148.77	(5.8)
New England	8	4,297	161.76	63.7	103.11	179.11	71.9	128.85	(20.0)
Atlanta	8	4,252	152.32	58.2	88.63	172.87	66.0	114.01	(22.3)
Mountain	7	2,889	157.85	59.4	93.69	182.43	66.5	121.36	(22.8)
International	7	2,473	143.29	61.6	88.21	170.63	68.1	116.22	(24.1)

All Regions	111	61,168	171.61	66.2	113.68	198.30	71.6	141.97	(19.9)

(a)	The reporting period for 2009 is from December 27, 2008 to January 1, 2010 and for 2008 is from December 29, 2007 to December 26, 2008 for our Marriott hotels. For further discussion, see “—Reporting Periods”.

Other than the DC Metro region, all of our regions had substantial declines in RevPAR, though results reflect the different dynamics of the major markets within each region. RevPAR at hotels in our top performing DC Metro region declined 5.8%, though individual properties within the region varied from an increase of 7.4% to a decline of 25.4% in RevPAR, with the strongest performers being our downtown properties that benefited from government and government-related activity. Similarly, the 15.8% RevPAR decline in the South Central region included a RevPAR decrease of 3.7% in New Orleans and a decline of 21.4% in Houston.

Hotel Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 111 of our hotels for which business mix data is available from our managers.

In 2009, transient RevPAR decreased 18.6% when compared to 2008, reflecting a slight decline in total room nights and a decline in average rate of 17.7%. The decline primarily reflects a shift from the higher-rated premium and corporate business to the price-sensitive transient discount business. Room nights for premium and corporate business declined 17.3%, despite a decline in average rates of 18.9%, which led to a RevPAR decline of 32.9% in this business. This was slightly offset by the 8.6% growth in room nights from price-sensitive transient discount business as customers, particularly leisure travelers, utilized discount programs implemented by our managers and third-party travel websites offering discounted rates.

Group RevPAR declined approximately 23.2% reflecting a decline in total room nights of 17.2% and a decline in average room rates of 7.2%. The decline in room rate was primarily due to corporate group discounts and short-term group rate concessions. The primary driver of the decline in room nights was a significant reduction in corporate group business of 32.8%. In addition to significant reductions in corporate group meetings, this also reflects low attendance at group meetings and groups increasingly renegotiating rates.

2008 Compared to 2007. Hotel sales declined in 2008 due to decreases in occupancy at our properties, as well as decreases in food and beverage and other revenue items. Sales for properties disposed of in both years have been reclassified as discontinued operations. See “—Discontinued Operations” below.

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

Comparable Hotel Sales by Property Type. The following tables set forth performance information for 2008 and 2007:

Comparable Hotels Portfolio by Property Type (a)

	As of December 31, 2008		Year ended December 31, 2008			Year ended December 31, 2007
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	53	32,388	$215.42	74.1%	$159.60	$211.97	77.0%	$163.22	(2.2)%
Suburban	34	12,904	158.42	65.5	103.81	157.39	67.9	106.90	(2.9)
Airport	15	7,208	138.39	74.0	102.45	139.04	75.3	104.72	(2.2)
Resort/ Conference	13	8,082	248.61	69.0	171.45	253.45	70.7	179.12	(4.3)

All Types	115	60,582	199.10	71.6	142.51	197.76	74.0	146.39	(2.6)

(a)	The reporting period for 2008 is from December 29, 2007 to December 26, 2008 and for 2007 is from December 30, 2006 to December 28, 2007 for our Marriott hotels. For further discussion, see “—Reporting Periods”.

For 2008, RevPAR decreased across all of our hotel property types. RevPAR at our resort/conference properties was particularly affected by the current economic recession due to reduced consumer spending and increased travel costs. In particular, our Hawaiian properties experienced a dramatic decline in RevPAR as a result of decreased airlift to the Hawaiian islands and overall weak demand in this market. RevPAR at our urban, airport and suburban hotels also declined due to the overall decline in lodging demand.

Comparable Hotel Sales by Geographic Region. The following tables set forth performance information for 2008 and 2007:

Comparable Hotels by Region (a)

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

In terms of RevPAR growth, our International region was the top performing region due to RevPAR growth at our Chilean and Canadian hotels and the impact of favorable foreign currency exchange rates. Comparable hotel RevPAR growth in our Florida region was driven by RevPAR growth at the Harbor Beach Marriott where we benefited from prior year disruption caused by rooms renovations and the Orlando World Center Marriott where significant discounting drove transient demand. RevPAR results were partially offset by rooms’ renovations at three hotels in the Florida region, as well as the impact of Hurricane Fay. RevPAR growth in the South Central region was the result of year-over-year growth in our Houston market which had a strong fourth quarter due to Hurricane Ike induced demand as well as our San Antonio properties, which experienced strong group business because of recent renovations in the fourth quarter of 2007.

The RevPAR decline in our Pacific region was driven by the 17.1% RevPAR decline at our Hawaiian properties and a 3.8% decline at our San Diego properties. The region’s best performer based on RevPAR growth was the San Francisco market which had a 1.9% increase in RevPAR. However, the RevPAR growth was concentrated in the first half of the year, as RevPAR in San Francisco declined significantly in the fourth quarter. RevPAR in our New England region also declined, reflecting decreased demand at our Boston hotels due to fewer city-wide events and softening leisure demand. In addition, we experienced higher group attrition and cancellations than in prior periods.

The North Central region underperformed other regions, as results in Chicago were particularly weak due primarily to renovations at three of our Chicago properties and lower transient demand. The Atlanta region also underperformed in comparison to the overall portfolio due to weak group bookings, lower transient demand and increased supply. RevPAR in our Mountain region also declined as the Phoenix market continued to struggle due to lower group and transient demand and rooms renovations at two hotels.

Hotel Sales by Business Mix. The information below is derived from business mix data for 108 of our hotels for which business mix data is available from our managers.

In 2008, overall transient average daily rates decreased 1.3% when compared to 2007 while our overall group average room rate increased almost 3.9% over the prior year as most of the business was contracted prior to any significant downturn.

Property-level Operating Expenses

	2009	2008	% Change 2009 to 2008	2007	% Change 2008 to 2007
	(in millions)			(in millions)
Rooms	$686	$766	(10.4)%	$759	0.9%
Food and beverage	940	1,139	(17.5)	1,157	(1.6)
Other departmental and support expenses	1,109	1,259	(11.9)	1,243	1.3
Management fees	160	242	(33.9)	263	(8.0)
Other property-level expenses	387	386	0.3	385	0.3
Depreciation and amortization	662	557	18.9	499	11.6

Total property-level operating expenses	$3,944	$4,349	(9.3)	$4,306	1.0

2009 compared to 2008 and 2008 compared to 2007. The overall decrease in operating expenses is consistent with lower overall demand at our properties and our hotel managers actively implementing contingency plans and cost saving measures to manage operating margin decline. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflationary increases and revenues (which affect management fees), though the effect on specific costs will differ. Property-level operating expenses exclude the costs associated with hotels we have sold during the periods presented, which are included in discontinued operations.

Rooms. The decrease in room expenses was primarily due to a decrease in occupancy. We also benefited from cost cutting measures implemented by our managers that reduced controllable expenses, such as closing rooms in unused sections of the hotels, and reducing management staff and labor hours per occupied room.

Food and Beverage. The decline in food and beverages costs was primarily driven by a decrease in occupancy, which led to a reduction in food and beverages cost of good sold, and reductions in restaurant hourly and management staff.

Other departmental and support expenses. The decline in these expenses reflected a reduction in controllable expenses such as marketing and general and administration expenses that were driven by a decrease in the wages and benefits allocated to these expenses, reflecting a decline in management staffing and bonus payouts. Additionally, utilities declined 11.5% as a result of a decline in prices, lower occupancy levels and milder weather.

Management fees. Our base management fees, which are generally calculated as a percentage of total revenues, declined 20% for the year, which is consistent with our revenue decline. The incentive management fees, which are based on the level of operating profit at each property after the owner has received a priority return on its investment, declined 67% during 2009 as a result of the decline in operating profit at the hotel level.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. For 2009, the slight increase was primarily driven by the increase in ground rent expense related to the New York Marriott Marquis, which was largely offset by decreases in insurance, equipment rental and other property-level costs.

Depreciation and amortization. During 2009, the increase in depreciation expense was primarily due to $66 million of impairment charges included in continuing operations as well as an increase in depreciation expense due to our extensive $1.8 billion capital expenditure program from 2006 to 2008.

During 2009, we identified properties to be tested for impairment based on certain events or circumstances that occurred which indicated that their carrying amount may not be recoverable as compared to projected undiscounted cash flows, as prescribed by GAAP. We tested these properties for impairment based on management’s estimate of expected future undiscounted cash flows over our expected holding period. As a result of these analyses, we recorded non-cash property impairment charges totaling $97 million for the year based on the difference between the fair value of these properties and their carrying amounts. Of these property impairment charges, $31 million has been included in discontinued operations for the year-to-date period. During 2008, we identified one property for impairment and recorded $3 million of impairment charges, which are included in discontinued operations. See “—Critical Accounting Policies—Impairment testing” for further discussion of our policies regarding impairments.

In addition, our investment in the European joint venture exceeded its fair value on an other-than-temporary basis, and we recorded an impairment charge of $34 million which is included in equity in earnings (losses) of affiliates. See “—Other Income Statement Line Items— Equity in Earnings (Losses) of Affiliates” for further detail.

Other Income Statement Line Items

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and benefits, including stock-based compensation expense, as well as other costs such as travel, corporate insurance, audit fees, building rent and system costs. Corporate expenses increased approximately $58 million in 2009 from 2008 and decreased approximately $11 million in 2008 from 2007. The increase in 2009 includes an expense accrual of approximately $41 million, or $.07 per common unit, based on a range of possible outcomes for a potential litigation loss. See “Legal Proceedings.” Additionally, higher corporate expenses reflected an increase in stock-based compensation expense in a return to more normalized levels, as well as an increase in the stock price during 2009.

Gain on Insurance Settlement. We recorded a gain on insurance settlement of $7 million in 2008 and $51 million in 2007. The gains primarily relate to the insurance proceeds received for both business interruption and property damage following Hurricanes Katrina and Wilma which occurred during September and October 2005, respectively. The hurricanes caused substantial business interruption and property damage at our New Orleans Marriott and at five of our hotels located in southern Florida. The gain represents the insurance proceeds received in excess of the insurance receivable recorded on the balance sheet at the date of loss. The insurance receivable reflected the book value of the property and equipment written off and repairs and maintenance costs incurred from the hurricanes. We recognize the gains on insurance settlements once all contingencies are met, and, as a result, none of the property insurance proceeds were recognized in income during 2005 or 2006.

Interest Income. The $13 million decline in interest income for 2009 when compared to 2008 is primarily due to lower rates for 2009 compared to 2008. The $17 million decline in interest income for 2008 when compared to 2007 is primarily due to lower interest rates during 2008, as well as a slightly lower weighted average cash balance for the full year 2008 compared to 2007.

Interest Expense. Interest expense increased 1% to $379 million in 2009. Interest expense includes $27 million, $30 million and $25 million of non-cash interest expense for 2009, 2008 and 2007, respectively, related to our exchangeable debentures.

The decrease of $69 million in interest expense for 2008 from 2007 is primarily due to an expense of $45 million related to call premiums and the acceleration of the amortization of deferred financing costs associated with debt prepayments during 2007 compared to a $14 million gain in 2008 related to the repurchase of $100 million principal amount of our 2004 Debentures. The decline in interest expense also reflects the decrease in our weighted average interest rate of 0.4 percentage points to 6.4%.

Equity in Earnings (Losses) of Affiliates. In 2009, our share of losses from affiliates increased by $22 million compared to 2008 primarily due to the $34 million non-cash impairment charge related to our investment in the joint venture in Europe and the overall decline in operations at these hotels. Results also were affected by the settlement of a lawsuit in 2009 relating to the return of an initial deposit for a terminated acquisition, which resulted in a gain of $8 million. We recognized a loss of $11 million in 2008 due to uncertainties surrounding this litigation.

We evaluate the recoverability of our investment in affiliates based on our assessment of the fair value of our investment in comparison to our carrying value. In 2009, we determined that the carrying value of our investment in our joint venture in Europe exceeded its fair value on an other-than-temporary basis. As a result, we recorded an impairment charge of $34 million which is included in equity in earnings (losses) of affiliates. See “—Critical Accounting Policies—Other-than-Temporary Impairment of an Investment” for further discussion.

Discontinued Operations. Discontinued operations consist of six hotels disposed of in 2009 (including one hotel for which the ground lease expired and will revert back to the ground lessor), two hotels disposed of during 2008 and nine hotels disposed of in 2007 and represent the results of operations and the gains on the disposition of these hotels during the periods. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition, in the consolidated statements of operations for the periods presented (in millions):

	2009	2008	2007
Revenues	$58	$156	$212
Income (loss) before taxes	(37)	11	40
Gain on disposals, net of tax	26	24	164

Liquidity and Capital Resources

Overview. We seek to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity to provide financial flexibility to pursue opportunities given the cyclical nature of the lodging industry. Consistent with our strategic goals and the overall economic climate in 2009, we focused on preserving capital, increasing liquidity and extending debt maturities. We raised approximately $1.9 billion through debt and equity issuances and hotel sales. We used the proceeds from these transactions and available cash to repay $153 million face amount of senior notes and debentures with a carrying value of $144 million for $139 million, to repay $410 million outstanding under our credit facility and to repay $342 million in mortgage debt. We also repaid $470 million of debt in the first quarter of 2010 as discussed below. We intend to use the remaining proceeds to repay debt, acquire new properties and invest in our portfolio through our capital expenditure program. We believe we have sufficient liquidity and access to the capital markets to withstand declines in operating cash flow, pay our near-term debt maturities and fund our capital expenditure programs. We expect to maintain higher than historical cash levels until the credit markets stabilize and operating conditions improve.

The chart below details our significant cash flows for the three years ended December 31, 2009:

	2009	2008	2007
Operating activities
Cash provided by operating activities	$552	$1,020	$1,001
Investing activities
Acquisitions and investment	(7)	(77)	(49)
Dispositions and return of investment	251	38	400
Capital expenditures	(340)	(672)	(613)
Financing activities
Issuances of debt	906	300	1,025
Net draws (repayments) on credit facility	(410)	410	(250)
Repurchase of senior notes, including exchangeable debentures	(139)	(82)	—
Debt prepayments and scheduled maturities	(342)	(245)	(1,015)
Common OP unit issuance	767	—	—
Common OP unit repurchase	—	(100)	—
Distributions on common OP units	(43)	(542)	(460)

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses and distributions to unitholders. As a REIT, Host is required to distribute at least 90% of its taxable income (excluding net capital gain) to its stockholders. During 2009, in reliance on the specific terms of guidance issued by the IRS and subject to certain elections by Host’s stockholders and the effect of a 10% cash limitation, Host paid approximately 90% of a $.25 per share special dividend with Host common stock, or 13.4 million common shares, with the remaining 10% paid in cash of approximately $15.6 million. Pursuant to the Partnership Agreement, common OP unitholders received the cash distribution of 10% of the $0.25 per share dividend paid by Host to its common stockholders, or $0.025 per OP unit, but did not receive an equivalent per unit distribution for the 90% paid with Host common stock. Therefore, subsequent to the issuance of shares of common stock to stockholders of Host, the conversion factor used to convert OP units into shares of Host common stock was adjusted from 1.0 to 1.021494.

Set forth below is a schedule of our debt maturities through 2012. As of December 31, 2009, our weighted average interest rate is 6.6% and our weighted average maturity is 4.4 years. Our remaining near term debt maturities in 2010 and 2011 are relatively low. Maturities in 2011 total $430 million and include the $300 million Orlando World Center Marriott mortgage, which is subject to extension, in whole or in part, at our option if certain requirements are met. See “—Financial Condition” for more information on our debt maturities. During the first quarter of 2010, we used the proceeds from the issuance of the 2009 Debentures and available cash to redeem the remaining $346 million of 7% Series M senior notes which were due in August 2012 and to repay the $124 million mortgage on the Atlanta Marriott Marquis. Due to these repayments, the $470 million in maturities have been excluded in the chart below:

Remaining Debt Maturities 2010 - 2012

(in millions)

	2010	2011	2012
3.25% Exchangeable Senior Debentures (1)	$325	$—	$—
Mortgage loan on four Canadian properties.	—	122	—
Orlando World Center Marriott mortgage (2)	—	300	—
2.625% Exchangeable Senior Debentures (3)	—	—	526
Senior notes	—	—	7
Principal amortization on other debt	9	8	8

Total maturities	$334	$430	$541

(1)	Our 3.25% Exchangeable Senior Debentures are due in 2024 but are subject to a put option by the holders on April 15, 2010. The $325 million represents the face amount of the outstanding principal at December 31, 2009.
(2)	This mortgage in whole or in part is subject to two, one-year extension options provided that debt coverage exceeds certain ratios and other conditions are met.
(3)	Our 2.625% Exchangeable Senior Debentures are due in 2027, but are subject to a put option by the holders on April 15, 2012. The $526 million represents the face amount of the outstanding principal at December 31, 2009.

Capital Resources. As of December 31, 2009, we had over $1.6 billion of cash and cash equivalents, which was an increase of $1.1 billion from December 31, 2008. We also had $600 million available under our credit facility at December 31, 2009. During the first quarter of 2010, we redeemed or repaid $470 million of outstanding debt with our available cash. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Therefore, our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants, which include, among others, the allowable amounts of leverage, coverage and fixed charges. During 2009, as operations at our hotels declined, management completed several debt and equity transactions in order to mitigate the effects of the decline in operations on our financial flexibility. As a result of these efforts, we have significantly decreased our near-term debt maturities, reduced our secured mortgage indebtedness and maintained compliance with our senior note and credit facility covenants, despite the decline in operating results at our hotels.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host common stock in registered public offerings, including through sales directly on the NYSE under our current “at the market” offering program referred to above, or to issue and sell shares of Host preferred stock. We may also seek to issue, in offerings exempt from registration under the securities laws, debentures exchangeable for shares of Host’s common stock or senior notes. Given our total debt level, typically a portion will come due every year and for that reason we may also continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions when available. In February 2010, Host’s Board of Directors authorized repurchases up to $400 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile, and given the movement in prevailing conditions in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur contemporaneously.

As of February 17, 2010, subsequent to the repayment of the $124 million mortgage loan on the Atlanta Marriott Marquis, our secured mortgage indebtedness totaled approximately $1.1 billion, which represents approximately 20% of our overall indebtedness, and is secured by 11 of our hotels. Accordingly, 99 of our hotels are unencumbered by mortgage debt. Given the flexibility provided by the structure of our balance sheet, we will look to access the capital markets for senior notes and exchangeable debentures and the secured mortgage debt market, based on relative pricing and capacity to fund our cash requirements. We may, at any time, seek to access such markets in the event that we determine that the terms and conditions available to us are advantageous based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other circumstances. See “—Financial Condition” for further discussion of our restrictive covenants.

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. As a result of the recent bankruptcy and insolvency of several high-profile, well-respected financial institutions, we have performed additional assessments to determine the impact, if any, of these market developments on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility and amounts due or payable under our derivative contracts. Our credit exposure in each of these cases is limited. Our exposure with regard to our cash and the $600 million available under our credit facility is mitigated as the credit risk is spread among a diversified group of investment grade financial institutions. At December 31, 2009, our exposure risk related to our derivative contracts totaled $3.4 million and the counterparties were investment grade financial institutions.

Sources and Uses of Cash. During 2009, our primary sources of cash included cash from operations, proceeds from debt and equity issuances and proceeds from the sale of assets. Uses of cash during the year primarily consisted of capital expenditures, operating costs and debt repayments and repurchases. Uses of cash during 2010 will include the repayment or repurchase of our debt maturing in the near-term, capital expenditures at our hotels and dividends on our preferred stock. Other uses may include, among other things, investment in our European, Asian or other joint ventures or hotel acquisitions. We anticipate that our primary sources of cash for 2010 will include cash from operations and proceeds from hotel dispositions and equity issuances.

Cash Provided by Operations. Our cash provided by operations for 2009 decreased $468 million to $552 million compared to 2008, due primarily to declines in operations at our hotels.

Cash Used in Investing Activities. Approximately $116 million of cash was used in investing activities during 2009. This included approximately $340 million of capital expenditures, partially offset by the return of a $39 million investment in the European joint venture and $212 million of net proceeds from the disposition of assets.

Capital Expenditures

In 2009, total capital expenditures decreased $332 million to $340 million. Our renewal and replacement capital expenditures for 2009 were approximately $164 million, which reflects a decrease of approximately 56% from 2008 levels. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $176 million in 2009 on ROI/repositioning projects, which reflects a decrease of approximately 41% compared to 2008 levels. While capital expenditures declined in 2009, they have totaled approximately $2.5 billion over the past five years. As a result, we believe that our properties are in a strong competitive position with respect to their market competitors.

Acquisitions/Dispositions and Investments

During 2009, we disposed of six non-core properties where we believed the potential for revenue growth was low. Proceeds from these sales were approximately $204 million, including the return of reserves held by the manager, and were used to repay debt and invest in our portfolio. We recognized a gain on the dispositions totaling approximately $26 million, net of tax, in 2009.

On September 11, 2009, we sold our remaining 3.6% limited partnership interest in CBM JV for approximately $13 million and recorded the gain on property transaction of $5 million, net of taxes. As a result of this transaction, we no longer have any continuing involvement in CBM JV.

We did not complete any acquisitions in 2009 or 2008. We believe that the current operating environment, combined with the significant number of hotel properties encumbered with very high levels of debt, may result in owners and/or lenders making these properties available for sale due to their inability to repay the debt at maturity. We believe that these opportunities may not reach the market until 2011 and 2012 or subsequent years as distressed owners and their lenders will first explore other options. However, we have been actively exploring potential acquisitions and expect to be able to take advantage of these opportunities over time as they arise. We may also purchase mortgage debt that is secured by hotel properties or mezzanine debt where we believe we can buy the debt at a discount and earn attractive returns through principal and interest payments or the eventual ownership of the hotel through foreclosure.

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

The following table summarizes significant investment activities and dispositions that have been completed since the beginning of January 2008 (in millions):

Transaction Date		Description of Transaction	(Investment) Sale Price
Investment Activities
January	2009	Return of investment in European joint venture (1)	$39
April-December	2008	Investment in European joint venture (1)	(76)

		Total acquisitions	$(37)

Dispositions
February	2010	Disposition of Sheraton Braintree	$9
August	2009	Sale of 3.6% investment in CBM Joint Venture Limited Partnership	13
August	2009	Disposition of Hanover Marriott Hotel	27
July	2009	Disposition of Boston Marriott Newton	28
July	2009	Disposition of Sheraton Stamford/Washington Dulles Marriott Suites	36
February	2009	Disposition of Hyatt Regency Boston (2)	113
July	2008	Disposition of Host Airport Hotel Sacramento	15
April	2008	Disposition of Sheraton Suites Tampa Airport	24

		Total dispositions	$265

(1)	Represents our investments for the acquisitions of the Crowne Plaza Amsterdam City Centre, as well as our investments to acquire a portfolio of hotels. The portfolio transaction was terminated in 2008 and, therefore, the European joint venture returned approximately $39 million of these funds in January 2009.
(2)	Includes $5 million of reserves which were returned by the hotel manager.

Cash Provided by/Used in Financing Activities. Net cash provided by financing activities was $698 million for 2009, as compared to cash used in financing activities of $284 million in 2008. During 2009, we received proceeds of approximately $1.7 billion through the issuance of debt and equity securities.

Debt Transactions

During 2009, we completed several significant debt transactions that provided financial flexibility and extended our debt maturity profile. On December 22, 2009, Host LP issued $400 million, 2  1/2% Exchangeable Senior Debentures (the “2009 Debentures”) and received proceeds of $391 million, net of underwriting fees and expenses. The debentures are currently exchangeable at a rate of $14.08 per share and we have the option, upon exchange, to provide the exchange value in either cash, shares of Host common stock, or a combination thereof. In January 2010, the proceeds from the issuance and available cash were used to redeem the remaining $346 million in 7% Series M senior notes and to repay the $124 million mortgage on the Atlanta Marriott Marquis. Additionally, we received proceeds of $380 million from the issuance of the $400 million, 9% Series T notes in May 2009 and closed a $120 million floating rate mortgage loan secured by our JW Marriott, Washington D.C. in March 2009. During 2009, proceeds from these transactions, along with the proceeds from our equity transactions and available cash, were used to repay $153 million face amount of senior notes and debentures with a carrying value of $144 million for $139 million, to repay $410 million outstanding under our credit facility and to repay $342 million in mortgage debt.

The following table summarizes significant debt (net of deferred financing costs) transactions since the beginning of January 2008 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt
February	2010	Repayment of the 7.4% mortgage loan secured by the Atlanta Marriott Marquis	$(124)
January	2010	Redemption of the $346 million face amount of 7% Series M senior notes	(352)
December	2009	Proceeds from issuance of $400 million 2.5% Exchangeable Senior Debentures (1)	391
June-October	2009	Repurchase of approximately $74 million face amount of the 2007 Exchangeable Senior Debentures	(66)
September	2009	Repayment of the credit facility term loan	(210)
September	2009	Repayment of the 5.08% mortgage loan secured by the Westin Kierland Resort & Spa	(135)
July	2009	Repayment of the 8.45% mortgage loan secured by the San Diego Marriott Hotel & Marina	(173)
June	2009	Repurchase of $4 million face amount of Series M senior notes	(4)
May	2009	Repayment of the revolving portion of the credit facility	(200)
May	2009	Proceeds from issuance of $400 million, 9% Series T senior notes	380
March	2009	Proceeds from the 7.50% mortgage loan secured by the JW Marriott, Washington, D.C. (2)	117
March	2009	Repayment of the 9.214% mortgage loan secured by the Westin Indianapolis	(34)
March	2009	Repurchase of $75 million face amount of the 2004 Exchangeable Senior Debentures	(69)
December	2008	Repayment of 6.08% mortgage on the Scottsdale McDowell Mountains	(34)
October-November	2008	Repurchase of $100 million face amount of the 2004 Exchangeable Senior Debentures	(82)
September	2008	Draw on the credit facility revolver	200
June	2008	Proceeds from 3.74% Orlando World Center Marriott mortgage refinancing (3)	296
June	2008	Repayment of the 7.48% mortgage on the Orlando World Center Marriott	(208)
May	2008	Proceeds from the credit facility term loan	44
April	2008	Repayment of the credit facility revolver	(100)
April	2008	Proceeds from the credit facility term loan	162
March	2008	Draw on the credit facility revolver	100
2009/2008		Principal amortization	30

		Net debt transactions	$(71)

(1)	Of the proceeds, $82 million was allocated to partners’ capital to recognize the equity component of the debentures.
(2)	The JW Marriott, Washington, D.C. mortgage has a floating interest rate of LIBOR plus 600 basis points, with a LIBOR floor of 1.5% and a LIBOR cap of 3%. The interest rate shown reflects the rate in effect at December 31, 2009.
(3)	The Orlando World Center Marriott mortgage has a floating rate of interest of LIBOR plus 350 basis points. The interest rate shown reflects the rate in effect at December 31, 2009.

Capital Transactions

On April 29, 2009, Host issued 75.75 million shares of common stock in an underwritten public offering at $6.60 per share and received net proceeds of approximately $480 million, after underwriting discounts and commissions and transaction expenses. In total, Host issued approximately 104 million shares of common stock in 2009 for net proceeds of $767 million and contributed the net proceeds to Host LP. In exchange, Host LP issued OP units based on the applicable conversion ratio to Host.

On August 19, 2009, Host entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million (the “ATM Program”). The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the New York Stock Exchange. BNY Mellon Capital Markets, LLC is acting as sales agent. During the fourth quarter, Host issued approximately 15 million shares of common stock for net proceeds of $157 million, net of $2 million of commissions, at an average net price per share of approximately $10.49. Since the inception of the ATM Program, Host has issued nearly 28 million shares for net proceeds of over $287 million, net of $3 million of commissions, at an average net price per share of approximately $10.27. Host may continue to sell shares of common stock under this program from time-to-time based on market conditions, although they are not under an obligation to sell any shares. Net proceeds will be distributed to Host LP in exchange for OP units.

During 2009, our cash common unit distributions decreased $499 million from $542 million in 2008 to $43 million. In the fourth quarter of 2009, Host’s Board of Directors declared a special dividend of $0.25 per share on Host’s common stock. The special dividend was paid on December 18, 2009 to Host stockholders of record as of November 6, 2009. In reliance on the specific terms of guidance issued by the IRS, Host paid 90% of the dividend with Host common stock, with the remaining 10% paid with cash. Pursuant to the Partnership Agreement, common OP unitholders received the cash distribution of 10% of the $0.25 per share dividend paid by Host to its common stockholders, or $0.025 per OP unit, but did not receive an equivalent per unit distribution for the 90% of the dividend paid with Host common stock. Instead, the conversion factor used to convert OP units into shares of Host common stock was proportionately adjusted from 1.0 to 1.021494. Our 2009 distributions also include the fourth quarter 2008 distribution of $.05 per common unit, which was paid in the first quarter of 2009. The distributions for 2008 include $.20 per common unit distributions for each of the first, second and third quarters thereof, as well as the fourth quarter 2007 distribution of $.40, which was paid in the first quarter of 2008.

The following table summarizes significant equity transactions since the beginning of January 2008 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity
August-December	2009	Issuance of approximately 28 million common units through Host’s ATM Program	$287
April	2009	Issuance of 75.75 million common units	480
March-August	2008	Common unit repurchases	(100)

		Net proceeds from equity transactions	$667

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

Financial Condition

As of December 31, 2009, our total debt was approximately $5.8 billion of which 88% carried a fixed rate of interest. Total debt was comprised of (in millions):

	December 31, 2009	December 31, 2008
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012 (1)	344	348
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	498	497
Series T senior notes, with a rate of 9% due May 2017	387	—
2004 Exchangeable Senior Debentures, with a rate of 3 1/4% due April 2024	323	383
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	484	533
2009 Exchangeable Senior Debentures, with a rate of 2 1/2% due October 2029	316	—
Senior notes, with rate of 10.0% due May 2012	7	7

Total senior notes	4,534	3,943
Mortgage debt (non-recourse) secured by $1.5 billion and $2.1 billion of real estate assets, with an average interest rate of 5.1% and 6.2% at December 31, 2009 and 2008, maturing through December 2023 (1)(2)	1,217	1,436
Credit facility	—	410
Other	86	87

Total debt	$5,837	$5,876

(1)	During the first quarter of 2010, we redeemed the remaining $346 million in 7% Series M senior notes and repaid the $124 million mortgage debt on the Atlanta Marriott Marquis.
(2)	The assets securing mortgage debt represents the book value of real estate assets, net of accumulated depreciation. These amounts do not represent the current market value of the assets.

Aggregate debt maturities at December 31, 2009 are as follows (in millions):

2010, including $470 million that was repaid in the first quarter of 2010 (1)	$804
2011 (2)	430
2012	541
2013	842
2014	972
Thereafter	2,389

5,978
Unamortized (discounts) premiums, net	(142)
Capital lease obligations	1

$5,837

(1)	The 2010 maturities include $346 million of our Series M senior notes and the $124 million mortgage on the Atlanta Marriott Marquis, which were repaid on January 20, 2010, and February 11, 2010, respectively. After these repayments, 2010 debt maturities total $334 million.
(2)	The debt maturing in 2011 includes the $300 million mortgage loan on the Orlando World Center Marriott, which can be extended, in whole or in part, for two, one-year periods, subject to achieving a certain debt coverage ratio and other conditions.

Senior Notes. The following summary is a description of the material provisions of the indentures governing our various senior notes issued by Host LP, which we refer to collectively as the senior notes indenture. We pay interest on each series of our outstanding senior notes at specified dates in arrears at the respective annual rates indicated on the table above. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host LP’s unsubordinated indebtedness and senior to all of subordinated obligations of Host LP.

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

Restrictive Covenants. Under the terms of the senior notes indenture, our ability to incur indebtedness and make distributions is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x by Host LP. Furthermore, Host LP is able to make distributions to enable Host to pay dividends on its preferred stock under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with the terms of our senior notes indenture based on pro forma results for the four prior fiscal quarters giving effect to transactions such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Under the terms of our senior notes indenture, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value and approximately $27 million of interest expense recorded in 2009 related to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Our subsidiaries are subject to the restrictive covenants in the indenture, however, in certain circumstances, we are permitted to designate certain subsidiaries as unrestricted subsidiaries. These unrestricted subsidiaries are not subject to the restrictive covenants (unless they are guarantors) and may engage in transactions to dispose of or encumber their assets or otherwise incur additional indebtedness without complying with the restrictive covenants in the indenture. If we were to designate additional subsidiaries as unrestricted subsidiaries, neither the EBITDA generated by nor the interest expense allocated to these entities would be included in our ratio calculations. Other covenants limiting our ability to incur indebtedness and make distributions include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate book values), excluding intangible assets, and secured indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may make preferred or common OP unit distributions and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. The decline in operations over the past two years has caused a decline in our EBITDA-to-interest coverage ratio. If economic conditions continue to weaken, we would expect this trend to continue. However, even if we are below the coverage levels otherwise required to incur debt and make distributions, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million of mortgage debt whose proceeds would be used to repay debt under credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million of other debt. We are also permitted to make distributions of estimated taxable income necessary to maintain Host’s REIT status.

Our senior notes indenture also imposes restrictions on customary matters, such as our ability to make distributions on, redeem or repurchase our OP units; make investments; permit payment or distribution restrictions on certain of our subsidiaries; sell assets; guarantee indebtedness; enter into transactions with affiliates; create certain liens; and sell certain assets or merge with or into other companies. Our senior notes indenture also imposes a requirement to maintain unencumbered assets (as defined in the indenture as undepreciated property value) of not less than 125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage requirement must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or make distributions discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or make distributions, but which would not otherwise cause a default under our senior notes indenture). We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of December 31, 2009:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	304%	Minimum ratio of 125%
Total indebtedness to total assets	34%	Maximum ratio of 65%
Secured indebtedness to total assets	6.7%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	2.5x	Minimum ratio of 2.0x*

*	1.7x for preferred stock payments.

Exchangeable Debentures - General. We separately account for the liability and partners’ capital components of our exchangeable debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, for our 2 1/2% Exchangeable Senior Debentures (the “2009 Debentures”), our 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) and our 3 1/4% Exchangeable Senior Debentures (the “2004 Debentures”) (collectively, the “Debentures”), we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt; however, there is no effect on our cash interest payments. We measured the fair value of the debt components of the 2009 Debentures, 2007 Debentures and 2004 Debentures at issuance based on effective interest rates of 6.9%, 6.5% and 6.8%, respectively. As a result, we attributed $247 million of the proceeds received to the conversion feature of the Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in partners’ capital on the condensed consolidated balance sheets. The following details the initial allocations between the debt and equity components of the debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at December 31, 2009:

	Date Issued	Initial Face Amount	Initial Liability Value	Initial Equity Value	Face Amount Outstanding at 12/31/2009	Debt Carrying Value at 12/31/2009	Unamortized Discount at 12/31/2009
		(in millions)
2009 Debentures	12/22/2009	$400	$316	$82	$400	$316	$84
2007 Debentures	3/23/2007	600	502	89	526	484	42
2004 Debentures	3/16/2004	500	413	76	325	323	2

Total		$1,500	$1,231	$247	$1,251	$1,123	$128

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	2009	2008	2007
Contractual interest expense (cash)	$26	$32	$28
Non-cash interest expense due to discount amortization	27	30	25

Total interest expense	$53	62	53

2009 Exchangeable Senior Debentures. On December 22, 2009, Host LP issued $400 million of 2 1/2% Exchangeable Senior Debentures and received proceeds of $391 million, net of underwriting fees and expenses. The 2009 Debentures mature on October 15, 2029 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2009 Debentures on October 15, 2015, October 15, 2019 and October 15, 2024 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash, shares of Host common stock or a combination thereof at our option in an amount equal to the exchange value (which is the applicable exchange rate multiplied by the average exchange price of Host common stock). The current exchange rate is 71.0101 shares of Host’s common stock for each $1,000 of principal amount of the 2009 Debentures, which is equivalent to an exchange price of $14.08 per share of Host’s common stock. Upon issuance of such shares by Host, we will issue to Host common OP units based on the current conversion ratio. The exchange rate is adjusted for certain circumstances, including the payment of common dividends by Host. We can redeem for cash all or part of, the 2009 Debentures at any time on or after October 20, 2015 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures at the exchange value described above rather than receive the cash redemption price. The 2009 Debentures are not currently exchangeable.

2007 Exchangeable Senior Debentures. On March 23, 2007, Host LP issued $600 million 2 5/8% Exchangeable Senior Debentures and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. During 2009, we repurchased approximately $74 million face amount of the 2007 Debentures for approximately $66 million. As of December 31, 2009, we have $526 million face amount of the 2007 Debentures that remain outstanding. The outstanding 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of Host’s common shares) and the aggregate principal amount of the 2007 Debentures to be exchanged and, at our option, shares of Host’s common stock, cash or a combination thereof for any excess above the principal value. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures at the exchange value described above rather than receive the cash redemption price. The exchange rate at December 31, 2009 was 32.0239 shares of Host’s common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.23 per share of Host common stock. Upon issuance of such shares by Host, we will issue to Host common OP units based on the current conversion ratio. The exchange rate may be adjusted under certain circumstances including the payment of common dividends by Host exceeding $.20 per share in any given quarter. The 2007 Debentures are not currently exchangeable.

2004 Exchangeable Senior Debentures. On March 16, 2004, Host LP issued $500 million of 3.25% Exchangeable Senior Debentures and received proceeds of $484 million, net of discounts, underwriting fees and expenses. During 2008 and 2009, we repurchased $175 million face amount of the 2004 Debentures for approximately $151 million and recorded gains on repurchase of approximately $17 million. As of December 31, 2009, $325 million face amount of the 2004 Debentures remain outstanding. The outstanding 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host’s common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The exchange rate at December 31, 2009 was 65.3258 shares of Host’s common stock for each $1,000 of principal amount of the 2004 Debentures, which is equivalent to an exchange price of $15.31 per share of Host’s common stock. Upon issuance of such shares by Host, we will issue to Host common OP units based on the current conversion ratio. The exchange rate is adjusted for certain circumstances, including the payment of common dividends by Host. We can redeem for cash all or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures for shares of Host’s common stock rather than receive the cash redemption price. The 2004 Debentures are not currently exchangeable.

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

In 2008, we entered into a $210 million term loan under the credit facility. In 2008, we also borrowed $200 million under the revolver portion of our credit facility at a rate of LIBOR plus 65 basis points based on our leverage. The term loan and the credit facility were repaid in 2009, and we currently have no amounts outstanding under the credit facility. Based on our leverage at December 31, 2009, we have $600 million of available capacity under the revolver portion of our credit facility.

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

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. Due to the decline in operations over the past two years, our unsecured interest coverage ratio and fixed charge coverage ratio have declined and our leverage ratio has increased. If economic conditions continue to weaken, we would expect this trend to continue. We are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x and our unsecured coverage ratio is not less than 1.75x. If our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount of the credit facility to exceed $300 million. However, to the extent our borrowings under the credit facility revolver exceed $300 million on the date that our leverage ratio exceeds 7.0x, we are not required to repay the excess for one year. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Hence, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were ever to come back into compliance with the financial covenants. These calculations are performed in accordance with our credit facility based on pro forma results for the prior four fiscal quarters giving effect to transactions such as acquisitions, dispositions and financings as if they occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value and, approximately $27 million of interest expense recorded in 2009 as a result of the adoption of a new accounting standard relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept under which cash and cash equivalents in excess of $100 million is deducted from our total debt balance.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2009:

	Actual Ratio	Covenant Requirement
			2009	2010	2011
Leverage ratio	5.3x	Maximum ratio of:	7.25x	7.25x	7.25x
Fixed charge coverage ratio	1.7x	Minimum ratio of:	1.05x	1.10x	1.15x
Unsecured interest coverage ratio (a)	2.7x	Minimum ratio of:	1.75x	1.75x	1.75x

(a)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will lower to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates plus a margin that is set with reference to our leverage ratio. In the case of LIBOR borrowings in U.S. Dollars, as well as Euros and Pounds Sterling denominated borrowings, the rate of interest ranges from 65 basis points to 150 basis points over LIBOR. We also have the option to pay interest based on the higher of the overnight Federal Funds Rate plus 50 basis points and the Prime Lending Rate, plus, in both cases, the applicable spread ranging from 0 to 50 basis points. Based on our leverage ratio at December 31, 2009 of 5.3x, we can borrow at a rate of LIBOR plus 90 basis points or Prime plus 0 basis points. To the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 10 to 15 basis points, depending on our average revolver usage during the applicable period.

Other Covenants. The credit facility contains restrictive covenants on customary matters. Certain covenants become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and distributions contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on incurrence of debt and the making of distributions are generally consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host’s tax status as a REIT.

Mortgage and Other Debt. As of December 31, 2009, we had 12 hotels that were secured by mortgage debt. After the repayment of the $124 million mortgage on the Atlanta Marriott Marquis, we currently have 11 hotels that are secured by mortgage debt. Substantially all of our mortgage debt is recourse solely to specific assets except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2009, secured debt represented approximately 21% of our total debt and our aggregate secured debt had an average interest rate of 5.1% and an average maturity of 3.2 years.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2009 (in millions):

	Balance as of December 31, 2009	2010	2011	2012	2013	2014	Thereafter
Mortgage Debt
JW Marriott, Washington, D.C., 7.50%, due 4/2/2013 (1)	$119	$2	$3	$3	$111	$—	$—
Orlando World Center Marriott, 3.74%, due 7/1/2011 (2)	300	—	300	—	—	—	—
Atlanta Marriott Marquis, 7.4%, due 2/11/2023 (3)	124	124	—	—	—	—	—
Harbor Beach Marriott Resort and Spa, 5.55%, due 3/1/2014	134	—	—	—	—	134	—
The Ritz-Carlton, Naples and Newport Beach Marriott Hotel and Spa, 3.27%, due 3/1/2014 (4)	300	—	—	—	—	300	—
Desert Springs, a JW Marriott Resort and Spa, 7.8%, due 12/11/2022 (5)	77	4	4	4	4	5	56
The Westin Tabor Center, 8.51%, due 12/11/2023 (6)	39	1	1	1	2	—	34
Other mortgage debt (7)	124	2	122	—	—	—	—

Total mortgage debt	1,217	133	430	8	117	439	90

Other Debt
Philadelphia Airport Marriott industrial revenue bonds, 7 3/4%, due 12/1/2017	40	—	—	—	—	—	40
Industrial revenue bonds and other (8)	46	—	—	—	—	33	13

Total other debt	86	—	—	—	—	33	53

Total mortgage and other debt	$1,303	$133	$430	$8	$117	$472	$143

(1)	This floating rate mortgage is based on LIBOR plus 600 basis points, with a LIBOR floor of 1.5% and a LIBOR cap of 3%. The rate shown reflects the rate in effect at December 31, 2009.
(2)	This floating rate mortgage is based on LIBOR plus 350 basis points. The rate shown reflects the rate in effect at December 31, 2009. The loan may be extended in whole or in part, at our option, for two one-year periods, subject to certain conditions. We anticipate that the property will have sufficient funds to cover debt service and all operating requirements in 2010. However, based on the December 31, 2009 debt service coverage ratio, the loan agreement requires that we deposit excess cash flow generated by the hotel into a lender restricted escrow.
(3)	This loan was repaid in February 2010.
(4)	During 2009, we entered into three interest rate swap agreements for the total notional amount outstanding on this loan. The rate shown reflects the weighted average interest rate in effect at December 31, 2009.
(5)	Beginning in June 2010, the interest rate on this loan increases a minimum of 200 basis points and all excess cash (as defined in the loan agreement) generated by the partnership that owns this property is applied to principal; however, the loan can be repaid without a premium or penalty on that date. The amortization presented is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow. Currently, the cash flow from this property is substantially below the debt service and we are evaluating our options with respect to this property and the associated mortgage debt.

(6)	Beginning in 2013, the interest rate on this loan increases a minimum of 500 basis points and all excess cash (as defined in the loan agreement) generated by the partnership that owns this property is applied to principal; however, the loan can be repaid without a premium or penalty on that date. The amortization presented is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.
(7)	Other mortgage debt consists of individual mortgage debt amounts that are less than $40 million, have an average interest rate of 5.2% at December 31, 2009 and mature through 2011.
(8)	Industrial revenue bonds and other consist of loans with an average interest rate of 7.1% that mature through 2016, and capital leases with varying interest rates and maturity dates.

Mortgage Debt of Consolidated and Unconsolidated Partner Interests. For the entities that we consolidate in our financial statements that have third party non-controlling partnership interests, the portion of mortgage debt included in the above table that is attributable to the non-controlling interests, based on their percentage of ownership of the partnerships, is approximately $68 million. Additionally, we have non-controlling interests in partnerships and joint ventures that are not consolidated and are accounted for under the equity method. The portion of the mortgage and other debt of these partnerships attributable to us, based on our percentage of ownership of the partnerships, was $332 million at December 31, 2009. Nearly all of this debt balance is attributable to our 32.1% ownership interest in the European joint venture. The mortgage debt related to our European joint venture hotels contains operating covenants that could result in the joint venture being required to escrow cash from operations or make principal repayments without penalty. The debt of all our unconsolidated partnerships is non-recourse to us. See “—Off-Balance Sheet Arrangements and Contractual Obligations.”

Credit Ratings. As of December 31, 2009, we have approximately $4.5 billion of senior notes outstanding and Host has $100 million of preferred stock that are rated by Moody’s Investors Service, Standard & Poor’s and Fitch Ratings. Moody’s rating on our senior note debt is Ba1 and Host’s preferred stock is Ba2, both with a negative outlook. During 2009, Standard & Poor’s downgraded our senior note debt one notch from BBB-, the lowest investment grade rating, to BB+. Standard & Poor’s rating on Host’s preferred stock is at B. In addition, Standard & Poor’s has maintained its negative outlook. During 2009, Fitch Ratings downgraded our senior note debt from BB+ to BB-. The rating on Host’s preferred stock was also downgraded from BB- to B. Fitch Ratings has also placed us on negative outlook. If our operations or our credit ratios continue to decline, the ratings on our securities could be further reduced. If we were unable to subsequently improve our credit ratings, our cost to issue senior notes, either in connection with a refinancing or otherwise, or additional preferred stock of Host would likely increase.

Distribution Policy.

Host is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. As of February 17, 2010, Host is the owner of substantially all of the preferred OP units and approximately 98% of the common OP units. The remaining 2% of the common OP units are held by various third-party limited partners.

Host intends to reinstate its quarterly common dividend payment and to pay a $.01 per share dividend with respect to its common stock beginning in the first quarter of 2010 even if we do not have taxable income in 2010. Host’s policy on common dividends is generally to distribute, over time, 100% of its taxable income. Host suspended its regular quarterly common dividend beginning in the fourth quarter of 2008 and, for 2009, instead declared a $.25 per share special common dividend in the fourth quarter, described in more detail below. Host currently intends to continue paying dividends on its preferred stock, regardless of the amount of its taxable income, unless contractually restricted. The amount of any future dividend will be determined by Host’s Board of Directors.

On September 14, 2009, Host’s Board of Directors authorized a special dividend of $0.25 per share of common stock of Host, payable in cash and shares of Host common stock, at the election of the stockholder. The dividend was paid on December 18, 2009 to holders of record as of November 6, 2009. In order to comply with Host’s remaining REIT taxable income distribution requirements for the year ended December 31, 2008, while retaining capital and maintaining maximum financial flexibility, Host’s Board of Directors determined that the cash component of the dividend (other than cash paid in lieu of fractional shares) would not exceed 10% in the aggregate.

After giving effect to stockholder elections and the effect of the cash limitation, the dividend paid consisted of approximately 13.4 million shares of Host common stock (90% of the dividend) and $15.6 million of cash (10% of the dividend).

Pursuant to the Third Amended and Restated Agreement of Limited Partnership of Host LP, as amended, common OP unitholders received the cash distribution of 10% of the $0.25 per share dividend paid by Host to its common stockholders, or $0.025 per OP unit. Common OP unitholders did not, however, participate in the portion of the dividend paid with shares of Host common stock and did not receive any Host common stock or additional common OP units. Instead, the ratio (then 1:1) at which each common OP unitholder can convert its common OP units to shares of Host common stock was proportionately adjusted to 1 to 1.021494 to reflect the issuance of additional shares of Host common stock as a taxable stock dividend, similar to the adjustment that would occur had Host effected a stock split. Accordingly, this means the equivalency of OP units and Host common stock will no longer be maintained. The above adjustment to the conversion factor was made to avoid any unintended dilution as a result of the portion of Host’s dividend paid with shares of its common stock to its stockholders.

Investors should take into account the 2% non-controlling position of Host LP common OP units when analyzing common and preferred dividend payments by Host to its stockholders, as these holders share, on a pro rata basis, in amounts being distributed by Host LP to holders of its corresponding common and preferred OP units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1.021494 per common unit distribution by Host LP to Host, as well as to other common OP unitholders. Additionally, when Host pays a preferred dividend, Host LP pays an equivalent per unit distribution on its preferred OP units.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”) under which we have certain contingent liabilities and guarantees. As of December 31, 2009, we are party to the following material off-balance sheet arrangements:

Unconsolidated Investments. In March 2006, we formed a joint venture, HHR Euro CV, to acquire hotels in Europe. We serve as the general partner for the European joint venture and have a 32.1% ownership interest (including our general and limited partner interests). Due to the ownership structure and the non-Host limited partners’ rights to cause the dissolution and liquidation of the European joint venture at any time, it is not consolidated in our financial statements. Our investment balance at December 31, 2009 in the joint venture is approximately €96 million ($138 million), which includes the effect of the impairment of the investment recorded in 2009 (described below).

As of December 31, 2009, the aggregate size of the European joint venture was approximately €1.1 billion ($1.6 billion), including total capital contributions of approximately €448 million ($602 million), of which a total of approximately €142 million ($190 million) was from our contribution of cash and the Sheraton Warsaw Hotel & Towers. Under the joint venture’s partnership agreement, the aggregate size of the European joint venture can increase to approximately €540 million of equity (of which approximately €170 million would be contributed by Host LP) and, once all funds have been invested, would represent approximately €1.5 billion of assets.

The European joint venture has €718 million in mortgage debt, none of which is recourse to us, and all of which either has, or has the potential to trigger covenant defaults, cash sweeps or non-payment defaults. The European joint venture has initiated discussions with the lenders of mortgage loans totaling €414 million that are due in 2013 and 2014 that have breached financial covenants. These loans are secured by nine properties in total, comprising one portfolio of six hotels located in Spain, Italy, Poland and the United Kingdom and one portfolio of three hotels located in Brussels. Each portfolio is cross-collateralized, meaning that a default under one loan in the portfolio could trigger a default on the loans for the other properties in the portfolio. The joint venture has the right to cure certain covenants, including debt service coverage and loan-to-value covenants, a limited number of times by making cash deposits. If discussions with the lenders are unsuccessful, and the European joint venture does not elect to cure the defaults, the lenders may, among other remedies, accelerate the loans. These mortgage loans are non-recourse to Host and our partners and a default under these loans does not trigger a default under any of Host’s debt.

The terms of this joint venture agreement limit the life of the investment to 2016, with two one-year extensions. During the second quarter, we determined that our investment was impaired based on the reduction of distributable cash flows from the joint venture, which has been caused primarily by a decline in cash flows generated by the properties. We believe this impairment to be other-than-temporary as defined by GAAP because the time period over which the joint venture may be able to improve operations such that our investment would be fully recoverable is constrained by the remaining life of the joint venture. As a result, we recorded a non-cash impairment charge totaling $34 million during 2009 based on the difference between the estimated fair value of our investment and its carrying value. This impairment is included in equity in earnings (losses) of affiliates in the consolidated statement of operations. See “-Critical Accounting Policies – Other-than-Temporary Impairment of an Investment” and Note 3, “Investments in Affiliates,” in the accompanying consolidated financial statements.

During 2008, we entered into three foreign currency forward purchase contracts to hedge approximately 50% of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. We hedged €60 million (approximately $88 million) of our investment and the forward purchase will occur between August 2011 and May 2014. During 2009 and 2008, we recorded approximately $(4) million and $6 million, respectively, related to the change in the fair value of the forward purchase contracts. The current value of the forward contracts of $2 million is included in accumulated other comprehensive income in the accompanying balance sheet. The derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the partners’ capital portion of our balance sheet. For additional detail on the foreign currency forward purchase contracts and our exposure to changes in foreign currency exchange rates, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

On March 25, 2008, we entered into a joint venture, structured as a Singapore Corporation, to explore investment opportunities in various markets throughout Asia, including India, China and Japan, and Australia (the “Asian joint venture”). We own a 25% interest in the Asian joint venture. The initial term of the Asian joint venture is for a period of seven years. Due to the ownership structure of the Asian joint venture, and our partner’s rights to cause the dissolution and liquidation of the Asian joint venture at any time, it is not consolidated in our financial statements. Currently, the Asian joint venture does not own any hotels. We are currently the asset manager for two third-party owned hotel properties in Asia in exchange for fees, and we are seeking additional asset management opportunities in Asia.

Tax Sharing Arrangements. Under tax sharing agreements with former affiliated companies (such as Marriott International, HMS Host and Barceló Crestline Corporation), we are obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) relating to periods in which the companies were affiliated with us. For example, a taxing authority could adjust an item deducted by a former affiliate during the period that this former affiliate was owned by us. This adjustment could produce a tax liability that we may be obligated to pay under the tax sharing agreement. Additionally, under the partnership agreement between Host and Host LP, Host LP is obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) incurred by Host, as well as any liabilities the IRS may successfully assert against Host. We do not expect any amounts paid under the tax sharing arrangements to be material.

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

Guarantees. We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $20 million as of December 31, 2009.

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

Contractual Obligations. The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2009 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)(2)	$7,570	$1,152	$1,602	$2,295	$2,521
Capital lease obligations	2	1	1	—	—
Operating lease obligations(3)	1,483	143	234	101	1,005
Purchase obligations(4)	126	116	10	—	—
Other long-term liabilities reflected on the balance sheet(5)	14	—	5	—	9

Total	$9,195	$1,412	$1,852	$2,396	$3,535

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been included in the long-term debt obligations based on the weighted average interest rate.
(2)	The less than one year obligations include $346 million of our Series M senior notes and the $124 million mortgage on the Atlanta Marriott Marquis, which were repaid on January 20, 2010, and February 11, 2010, respectively.
(3)	Future minimum lease payments have not been reduced by aggregate minimum sublease rentals from restaurants and the HPT subleases of approximately $7 million and $198 million, respectively, payable to us under non-cancelable subleases.
(4)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years.
(5)	The amounts shown include deferred management fees and the estimated amount of tax expense. Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for some of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or the sale of the hotel, and, is therefore, not determinable. The estimated amount of tax expense relates to uncertain tax liabilities from prior years.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates.

Purchase Price Allocations to Hotels. Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets and assumed debt and other liabilities at fair value. Any remaining unallocated acquisition costs would be treated as goodwill. Property and equipment are recorded at fair value based on current replacement cost for similar capacity and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties. Identifiable intangible assets are typically contracts including ground and retail leases and management and franchise agreements, which are recorded at fair value, although no value is generally allocated to contracts which are at market terms. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations.

Impairment Testing. We analyze our assets for impairment throughout the year when events or circumstances occur that indicate the carrying value may not be recoverable and, as a result, recorded $97 million of property impairments in the first and second quarters of 2009. We consider a property to be impaired when the sum of future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. To the extent that a property has a substantial remaining estimated useful life and management does not believe that it is more likely than not the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. In the absence of other factors, we assume that the estimable life is equal to the GAAP depreciable life, because of the continuous property maintenance and improvement capital expenditures required under our management agreements. We adjust our assumptions with respect to the remaining useful life of the property if situations dictate otherwise, such as an expiring ground lease, or it is more likely than not that the asset will be sold prior to its previously expected useful life.

We test for impairment in several situations, including when a property has current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including:

•	projected cash flows, both from operations and the eventual disposition;

•	expected useful life and holding period;

•	future required capital expenditures; and

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

While we consider all of the above indicators, as a preliminary indicator to determine if the carrying value may not be recovered by undiscounted cash flows, we reviewed the actual year-to-date and the projected cash flows from operations to identify properties with actual or projected annual operating losses or minimal operating profit as of December 31, 2009. The projected cash flows are prepared by our third-party managers and consider items such as booking pace, occupancy, room rate and property-level operating costs. We review the projections and may adjust them as we deem appropriate. As a result of our review, we identified 16 properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired using an undiscounted cash flow analysis. We assumed a 2.5% rate of growth of projected cash flows over the estimated useful life of the individual properties, which growth rate was adjusted lower than the historical growth rate in order to reflect the current economic climate. Management considered a range of RevPAR and operating margin declines compared to the prior year operating results in evaluating the projected cash flows from operations. Based on this test, no properties exhibited an impaired value at December 31, 2009. For purposes of this test, if we had assumed a growth rate of 0%, two of the 16 properties identified above would have required further analysis, including testing the property using a probability weighted undiscounted cash flow analysis. Management believes its assumptions and estimates reflect current market conditions. Management will adjust these measures as appropriate for changes therein in future periods and we could incur additional impairment changes if economic conditions continue to remain weak.

Other-than-Temporary Impairment of an Investment. We review our equity method investments for other-than-temporary impairment based on the occurrence of any triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, we will generally have few observable inputs and will determine the fair value based on a discounted cash flow analysis of the investment, as well as considering the impact of other elements (i.e. control premiums, etc.). We use certain inputs, such as available third-party appraisals and forecast net operating income for the hotel properties, to estimate the expected cash flows. If an equity method investment is impaired, a loss is recorded for the difference between the fair value and the carrying value of the investment.

Classification of Assets as “Held for Sale”. Our policy for the classification of a hotel as held for sale is intended to ensure that the sale of the asset is probable, will be completed within one year and that actions required to complete the sale are unlikely to change or that the planned sale will be withdrawn. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale are frequently not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Specifically, we will typically classify properties that we are actively marketing as held for sale when all of the following conditions are met:

•	Host’s Board of Directors has approved the sale (to the extent the dollar amount of the sale requires Board approval);

•	a binding agreement to purchase the property has been signed;

•	the buyer has committed a significant amount of non-refundable cash; and

•	no significant contingencies exist which could cause the transaction not to be completed in a timely manner.

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

Valuation of Deferred Tax Assets. We have approximately $71 million, net of a valuation allowance of $37 million, of consolidated deferred tax assets as of December 31, 2009. The objective of financial accounting and reporting standards for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $71 million of deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

Valuation of Derivative Contracts. We will occasionally enter into derivative products including interest rate and foreign currency swaps, caps and collars. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. We estimate the fair value of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted expected cash payments. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The variable cash flow streams are based on an expectation of future interest and exchange rates derived from observed market interest and exchange rate curves. The values of these instruments will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest or exchange rates will impact our valuations. The fair value of our derivatives is likely to fluctuate from year to year based on changing levels of interest and exchange rates and shortening terms to maturity.

Stock Compensation. We recognize costs resulting from Host’s share-based payment transactions in our financial statements over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. The classification of Host’s restricted stock awards as either an equity award or a liability award is based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. The value of these restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite service. These awards were classified as liability awards due to settlement features that allowed the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the minimum required by tax statutes.

During 2009, Host implemented a new employee stock plan for our senior management that included the following awards:

Restricted stock awards with vesting based on market conditions. These awards are classified as liability awards due to their cash settlement features. Therefore, they are remeasured to fair value each reporting period. We utilize a simulation, or Monte Carlo model, to determine the fair value of Host’s restricted stock awards with vesting based on market conditions. The utilization of this model requires us to make certain estimates related to the volatility of the share price of Host’s common stock, risk-free interest rates, the risk profile of Host’s common shares compared to our peer group and the amount of Host’s awards expected to be forfeited.

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

Stock option awards. The stock option awards are equity awards, as they do not include cash settlement features. Therefore, the value of the award is determined on the grant date using a binomial pricing model and is not adjusted for future changes in the fair value. Vesting for these awards is based on service conditions. The utilization of the binomial model requires us to make certain estimates related to the volatility of the share price of Host’s common stock, risk-free interest rates and the amount of our awards expected to be forfeited.

Other awards. During 2009, Host granted restricted stock awards to all of its employees with vesting based on service conditions. These awards are equity classified awards as they do not have an option for excess tax withholding similar to that for awards to senior management.

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

Application of New Accounting Standards.

Business Combinations. This new accounting pronouncement provides principles on the recognition and measurement of the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. The pronouncement particularly requires the assets acquired, liabilities assumed and non-controlling interests to be measured at the acquisition date fair value, including contingent considerations. Furthermore, the pronouncement prohibits acquisition-related costs, such as due diligence, legal and accounting fees, from being applied in determining the fair value of the acquired assets. We adopted the provisions of this pronouncement on January 1, 2009. We do not believe the adoption of this pronouncement will materially affect the recognition and measurement related to our future business combinations.

Consolidation of Variable Interest Entities. The FASB recently amended its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

•

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

All of the 111 hotels that we owned on December 31, 2009 have been classified as comparable hotels. The operating results of the eight hotels we disposed of in 2009 and 2008 are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

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

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, set forth below are the quarterly start and end dates for 2010, 2009 and 2008. Note that the second and third quarters of each year both reflect twelve weeks of operations. In contrast, the first and fourth quarters reflect differing days of operations.

	2010		2009		2008
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1—March 26	85	January 1—March 27	86	January 1—March 21	81
Second Quarter	March 27—June 18	84	March 28—June 19	84	March 22—June 13	84
Third Quarter	June 19—September 10	84	June 20—September 11	84	June 14—September 5	84
Fourth Quarter	September 11—December 31	112	September 12—December 31	111	September 6—December 31	117

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

	2010		2009		2008
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 2—March 26	84	January 3—March 27	84	December 29—March 21	84
Second Quarter	March 27—June 18	84	March 28—June 19	84	March 22—June 13	84
Third Quarter	June 19—September 10	84	June 20—September 11	84	June 14—September 5	84
Fourth Quarter	September 11—December 31	112	September 12—January 1	112	September 6—December 26	112

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

We believe that FFO per diluted unit is a useful supplemental measure of our operating performance and that presentation of FFO per diluted unit, when combined with the primary GAAP presentation of earnings per unit, provides beneficial information to investors. By excluding the effect of real estate depreciation, amortization and gains and losses from sales of real estate, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that such a measure can facilitate comparisons of operating performance between periods and between other REITs, even though FFO per diluted unit does not represent an amount that accrues directly to holders of our OP units. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the definition of FFO in order to promote an industry-wide measure of REIT operating performance.

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

The following tables provide a reconciliation of net income available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income Available to

Common Unitholders to Funds From Operations per Diluted Unit

		Year ended December 31,
		2009	2008

	Net income (loss)	$(258)	$414
Less:	Net (income) loss attributable to non-controlling interests	1	(3)
	Distributions on preferred units	(9)	(9)

	Net income (loss) available to common unitholders	(266)	402
	Adjustments:
	Gains on dispositions, net of taxes	(31)	(23)
	Amortization of deferred gains and other property transactions, net of taxes	(4)	(4)
	Depreciation and amortization (a)	604	578
	Partnership adjustments	9	11
	Adjustments for dilutive securities (b):
	Assuming conversion of 2004 Exchangeable Debentures	—	26
	Assuming deduction of gain recognized for the repurchase of 2004 Exchangeable Debentures (c)	(2)	(8)

	Diluted FFO (d)(e)	$310	$982

	Diluted weighted average units outstanding (d)(e)	601.0	572.9
	Diluted FFO per unit (d)(e)	$.52	$1.71

(a)	In accordance with the guidance on FFO per diluted unit provided by the National Association of Real Estate Investment Trusts, we do not adjust net income for the non-cash impairment charges when determining our FFO per diluted unit.
(b)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include units for shares granted under comprehensive stock plans, preferred OP Units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interest to common OP Units. No effect is shown for securities if they are anti-dilutive.
(c)	During the first quarter of 2009 and fourth quarter of 2008, we repurchased $75 million and $100 million face amount, respectively, of the 2004 Debentures with a carrying value of $72 million and $96 million for $69 million and $82 million, respectively. The adjustments to dilutive FFO related to the 2004 Debentures repurchased during the year include the $3 million and $14 million gain on repurchase in 2009 and 2008, respectively, net of interest expense on the repurchased debentures.
(d)	FFO per diluted unit and earnings per diluted unit were significantly affected by certain transactions, the effects of which are shown in the table below (in millions, except per unit amounts):

	Year ended December 31
	2009		2008
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain on dispositions, net of taxes	$31	$—	$23	$—
Loss on litigation (1)	(41)	(41)
Non-cash impairment charges	(131)	(131)	—	—
Gain (loss) on debt extinguishments and the CMBS defeasance (2)	7	7	—	—

Total	$(134)	$(165)	$23	$—

Diluted units	599.2	601.7	547.6	572.9
Per diluted units	$(.23)	$(.27)	$.04	$—

(1)	Includes the accrual of a potential litigation loss in the fourth quarter of 2009.
(2)	Includes gains/losses associated with the repurchase of our 2007 Debentures and the repayment of the term loan. Additionally, as prescribed by the sharing agreement with the successor borrower in connection with the 2007 defeasance of a $514 million collateralized mortgage-backed securities, we received $7 million and recorded the gain as a reduction of interest expense in the second quarter 2009. The loan had an initial maturity date of September 15, 2009, and was prepayable beginning on May 1, 2009. We had been legally released from all obligations under the loan upon the defeasance in 2007.

(e)	FFO per diluted unit and loss per diluted unit include a $12 million tax benefit, or $.02 per common unit, related to the reversal of an excess deferred tax liability that was established in prior periods associated with our investment in CBM JV, which was sold on September 11, 2009.

Comparable Hotel Operating Results.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results

(in millions, except hotel statistics)

	Year ended December 31,
	2009	2008
Number of hotels	111	111
Number of rooms	61,168	61,168
Percent change in Comparable Hotel RevPAR	(19.9)%	—

Comparable hotel sales
Room	$2,533	$3,166
Food and beverage	1,266	1,591
Other	321	362

Comparable hotel sales (a)	4,120	5,119

Comparable hotel expenses
Room	694	779
Food and beverage	957	1,164
Other	160	189
Management fees, ground rent and other costs	1,438	1,639

Comparable hotel expenses (b)	3,249	3,771

Comparable hotel adjusted operating profit	871	1,348
Non-comparable hotel results, net (c)	3	(1)
Office buildings and select service properties, net (d)	1	7
Comparable hotels classified as held-for-sale, net	1	—
Depreciation and amortization	(662)	(557)
Corporate and other expenses	(116)	(58)

Operating profit	$98	$739

(a)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel sales is as follows:

	Year ended December 31,
	2009	2008
Revenues per the consolidated statements of operations	$4,158	$5,139
Hotel sales for comparable hotels classified as held-for-sale	11	12
Business interruption revenues for comparable hotels	—	7
Hotel sales for the property for which we record rental income, net	42	51
Rental income for office buildings and select service hotels	(84)	(91)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(7)	1

Comparable hotel sales	$4,120	$5,119

(b)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Year ended December 31,
	2009	2008
Operating costs and expenses per the consolidated statements of operations	$4,060	$4,400
Hotel expenses for comparable hotels classified as held-for-sale	12	12
Hotel expenses for the property for which we record rental income	42	51
Rent expense for office buildings and select service hotels	(83)	(84)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(4)	—
Depreciation and amortization	(662)	(557)
Corporate and other expenses	(116)	(58)
Gain on insurance settlement	—	7

Comparable hotel expenses	$3,249	$3,771

(c)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations.
(d)	Represents rental income less rental expense for select service properties and office buildings.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Currently, we have no derivative financial instruments held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks.

Currently, our interest payments on 88% of our debt are fixed in nature (this percentage does not include $300 million of mortgage debt for which we have swapped fixed interest payments for floating interest payments), which largely mitigates the effect of changes in interest rates on our cash interest payments. Valuations for mortgage debt and the credit facility are determined based on the expected future payments, discounted at risk-adjusted rates. Senior notes and the exchangeable senior debentures are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $7 million in 2010.

The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	($ in millions)
Liabilities
Debt:
Fixed rate (1)(2)	$767	$95	$518	$715	$952	$2,371	$5,418	$5,567
Average interest rate	6.88%	6.92%	6.96%	6.97%	7.12%	7.47%
Variable rate
Variable rate	$2	$303	$3	$111	$—	$—	$419	$423

Average interest rate (3)	4.79%	5.37%	7.50%	7.50%	—%	—%
Total debt							$5,837	$5,990

Interest rate derivative
Interest rate swaps
Fixed to variable	$—	$—	$—	$—	$300	$—	$300	$269

Average pay rate (3)	3.27%	3.27%	3.27%	3.27%	3.27%	—%
Average receive rate	5.531%	5.531%	5.531%	5.531%	5.531%	—%

(1)	The 2010 maturities include $346 million of our Series M senior notes and the $124 million mortgage on the Atlanta Marriott Marquis, which were repaid on January 20, 2010, and February 11, 2010, respectively. After these repayments, 2010 debt maturities total $334 million.
(2)	The amounts are net of unamortized discounts and premiums.
(3)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2009. No adjustments are made for forecasted changes in the rate.

Fair Value Interest Rate Hedges. During 2009, we entered into three interest rate swap agreements for a notional amount totaling $300 million related to The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa mortgage loan in the amount of $300 million. We entered into the derivative instruments to hedge changes in the fair value of the fixed-rate mortgage that occur as a result of changes in the 3-month LIBOR rate. As a result, we will pay a floating interest rate equal to the 3-month LIBOR, plus a spread which ranges from 2.7% to 3.2%, as opposed to the fixed rate of 5.531%, on the notional amount of $300 million through March 1, 2014. We have designated these derivatives as fair value hedges. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. As of December 31, 2009, we recorded a liability of $1 million related to the fair value of the swaps. At the same time, we record the change in the fair value of the underlying debt due to change in the 3-month LIBOR rate as a reduction to the carrying amount of the debt, or $.7 million, at December 31, 2009. The difference between the change in the fair value of the swap and the change in the fair value in the underlying debt is considered the ineffective portion of the hedging relationship. We recognized a loss of $.3 million related to the ineffective portion of the hedging relationship in 2009. Changes in the fair value of these instruments are recognized as gains/losses on derivatives.

Interest Rate Cap Derivative. In connection with the mortgage debt secured by the JW Marriott, Washington, D.C., we entered into an interest rate cap agreement which caps the LIBOR rate at 3% through the life of the loan. At December 31, 2009, the variable interest rate on the loan was 7.5% and the fair value of the cap was $1.8 million. We also evaluate counterparty credit risk in the calculation of the fair value of the cap. We recognized a gain of $.3 million based on the changes in the fair value of the derivative during the year. Changes in the fair value of these instruments are recognized as gains/losses on derivatives.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada, Mexico and Chile and an investment in our European joint venture), currency exchange risk arises as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. The foreign currency exchange agreements that we have entered into were strictly to hedge foreign currency risk and not for trading purposes.

During 2008, we entered into three foreign currency forward purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. Pursuant to these transactions, we will sell the Euro amount, and receive the U.S. Dollar amount on the forward purchase date. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value and recorded to accumulated other comprehensive income within the partners’ capital portion of our balance sheet. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The following table summarizes our three foreign currency purchase contracts (in millions):

	Transaction Amount in Euros	Transaction Amount in Dollars	Forward Purchase Date	Fair Value As of December 31, 2009	Change in Fair Value
Transaction Date					2009	2008
February 2008	€30	$43	August 2011	$(.1)	$(1.8)	$1.7
February 2008	15	22	February 2013	.7	(1.2)	1.9
May 2008	15	23	May 2014	1.1	(1.4)	2.5

Total	€60	$88		$1.7	$(4.4)	$6.1

Item 8.	Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

The Partners

Host Hotels & Resorts, L.P.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III as listed in the index as item 15(a)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, L. P. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia

March 4, 2010

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(in millions)

	2009	2008
ASSETS
Property and equipment, net	$10,231	$10,739
Assets held for sale	8	—
Due from managers	29	65
Investments in affiliates	153	229
Deferred financing costs, net	49	46
Furniture, fixtures and equipment replacement fund	124	119
Other	264	198
Restricted cash	53	44
Cash and cash equivalents	1,642	508

Total assets	$12,553	$11,948

LIABILITIES AND PARTNERS’ CAPITAL

Debt
Senior notes, including $1,123 million and $916 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,534	$3,943
Mortgage debt	1,217	1,436
Credit facility	—	410
Other	86	87

Total debt	5,837	5,876
Accounts payable and accrued expenses	174	119
Other	194	183

Total liabilities	6,205	6,178

Limited partnership interest of third parties	139	158

Host Hotels & Resorts, L.P. partners’ capital
General partner	1	1
Cumulative redeemable preferred limited partner	97	97
Limited partner	6,077	5,485
Accumulated other comprehensive income	12	5

Total Host Hotels & Resorts, L.P. partners’ capital	6,187	5,588
Non-controlling interests—consolidated partnerships	22	24

Total partners’ capital	6,209	5,612

Total liabilities and partners’ capital	$12,553	$11,948

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007

(in millions, except per common unit amounts)

	2009	2008	2007
REVENUES
Rooms	$2,497	$3,116	$3,185
Food and beverage	1,243	1,556	1,593
Other	311	348	351

Total hotel sales	4,051	5,020	5,129
Rental income	107	119	120

Total revenues	4,158	5,139	5,249

EXPENSES
Rooms	686	766	759
Food and beverage	940	1,139	1,157
Other departmental and support expenses	1,109	1,259	1,243
Management fees	160	242	263
Other property-level expenses	387	386	385
Depreciation and amortization	662	557	499
Corporate and other expenses	116	58	69
Gain on insurance settlement	—	(7)	(51)

Total operating costs and expenses	4,060	4,400	4,324

OPERATING PROFIT	98	739	925
Interest income	7	20	37
Interest expense	(379)	(375)	(444)
Net gains on property transactions	14	2	6
Gain on foreign currency transactions and derivatives	5	1	—
Equity in earnings (losses) of affiliates	(32)	(10)	11

INCOME (LOSS) BEFORE INCOME TAXES	(287)	377	535
Benefit (provision) for income taxes	39	3	(3)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(248)	380	532
Income (loss) from discontinued operations.	(10)	34	202

NET INCOME (LOSS)	(258)	414	734
Less: Net (income) loss attributable to non-controlling interests	1	(3)	(6)

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	(257)	411	728
Less: Distributions on preferred units	(9)	(9)	(9)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(266)	$402	$719

BASIC EARNINGS (LOSS) PER COMMON UNIT:
Continuing operations	$(.42)	$.68	$.96
Discontinued operations	(.02)	.06	.37

BASIC EARNINGS (LOSS) PER COMMON UNIT	$(.44)	$.74	$1.33

DILUTED EARNINGS (LOSS) PER COMMON UNIT:
Continuing operations	$(.43)	$.66	$.95
Discontinued operations	(.02)	.06	.37

DILUTED EARNINGS (LOSS) PER COMMON UNIT:	$(.45)	$.72	$1.32

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’

CAPITAL AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2009, 2008 and 2007

(in millions)

OP Units Outstanding			Preferred Limited	General	Limited	Accumulated Other Comprehensive	Non-controlling Interests of Consolidated	Limited Partnership Interests of	Comprehensive
Preferred	Common		Partner	Partner	Partner	Income	Partnerships	Third Parties	Income (Loss)
4.0	521.1	Balance, December 31, 2006	$97	$1	$4,865	$25	$28	$462
—	—	Net income	—	—	703	—	6	25	$728
—	0.5	Redemptions of limited partnership interests of third parties	—	—	5	—	—	(5)
—	—	Other changes in ownership	—	—	152	—	—	(152)
—	—	Other comprehensive income (loss):
		Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	20	—	—	20

		Comprehensive income (loss):							$748

—	1.0	Units issued to Host for the comprehensive stock and employee stock purchase plans	—	—	(12)	—	—	—
—	—	Distributions on common OP units	—	—	(523)	—	—	(18)
—	—	Distributions on preferred OP units	—	—	(9)	—	—	—
—	—	Cumulative effect of adoption of accounting pronouncement related to income taxes	—	—	11	—	—	—
—	—	Issuance of 2007 Exchangeable Senior Debentures	—	—	89	—	—	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	(6)	—

4.0	522.6	Balance, December 31, 2007	97	1	5,281	45	28	312
—	—	Net income	—	—	395	—	3	16	$411
—	—	Issuance of common OP units	—	—	—	—	—	92
—	8.8	Redemptions of limited partner interests for common stock	—	—	92	—	—	(92)
—	—	Other changes in ownership	—	—	156	—	—	(156)
		Other comprehensive income (loss):
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	(46)	—	—	(46)
—	—	Change in fair value of derivative instruments	—	—	—	6	—	—	6

—	—	Comprehensive income (loss)							$371

—	0.4	Units issued to Host for the comprehensive stock and employee stock purchase plans	—	—	7	—	—	—
—	—	Distributions on common OP units	—	—	(338)	—	—	(14)
—	—	Distributions on preferred OP units	—	—	(9)	—	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	(7)	—
—	(6.5)	Repurchase of common OP units	—	—	(99)	—	—	—

4.0	525.3	Balance, December 31, 2008	$97	$1	$5,485	$5	$24	$158

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’

CAPITAL AND COMPREHENSIVE INCOME (LOSS)—(Continued)

Years Ended December 31, 2009, 2008 and 2007

(in millions)

OP Units Outstanding			Preferred Limited	General	Limited	Accumulated Other Comprehensive	Non-controlling Interests of Consolidated	Limited Partnership Interests of	Comprehensive
Preferred	Common		Partner	Partner	Partner	Income	Partnerships	Third Parties	Income (Loss)
4.0	525.3	Balance, December 31, 2008	$97	$1	$5,485	$5	$24	$158
—	—	Net loss	—	—	(252)	—	(1)	(5)	$(257)
—	—	Unrealized loss on HMS Host common stock	—	—	—	(4)	—	—	(4)
—	—	Other changes in ownership	—	—	(19)	—	—	19
—	—	Other comprehensive income (loss):
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	15	—	—	15
—	—	Change in fair value of derivative instruments	—	—	—	(4)	—	—	(4)

—	—	Comprehensive income (loss)							$(250)

—	103.6	Common OP unit issuances	—	—	767	—	—	—
—	.4	Units issued to Host for the comprehensive stock and employee stock purchase plans	—	—	6	—	—	—
—	—	Distributions on common OP units	—	—	(16)	—	—	—
—	—	Distributions on preferred OP units	—	—	(9)	—	—	—
—	—	Issuance of 2009 Exchangeable Senior Debentures	—	—	82	—	—	—
—	3.4	Redemptions of limited partnership interests of third parties	—	—	33	—	—	(33)
—	—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	—	1	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	(2)	—

4.0	632.7	Balance, December 31, 2009	$97	$1	$6,077	$12	$22	$139

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(in millions)

	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(258)	$414	$734
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(26)	(24)	(162)
Depreciation	41	25	21
Depreciation and amortization	662	557	499
Amortization of deferred financing costs	14	12	18
Amortization of debt premiums/discounts, net	31	33	27
Deferred income taxes	(38)	(8)	(7)
Net gains on property transactions and other	(14)	(2)	(6)
Gain on foreign currency transactions and derivatives	(5)	(1)	—
Gain on extinguishment of debt	(5)	(14)	—
Equity in (earnings) losses of affiliates	32	10	(11)
Distributions from equity investments	1	3	4
Change in due from managers	34	41	(57)
Changes in other assets	(12)	—	(12)
Changes in other liabilities	95	(26)	(47)

Cash provided by operating activities	552	1,020	1,001

INVESTING ACTIVITIES
Proceeds from sales of assets, net	199	38	400
Proceeds from sale of interest in CBM Joint Venture LLC	13	—	—
Acquisitions	—	—	(15)
Deposits for acquisitions	—	—	(22)
Investment in affiliates	(7)	(77)	(12)
Return of capital from investments in affiliates	39	—	—
Capital expenditures:
Renewals and replacements	(164)	(374)	(267)
Repositionings and other investments	(176)	(298)	(346)
Change in furniture, fixtures & equipment (FF&E) replacement fund	(6)	3	(23)
Change in restricted cash designated for FF&E replacement fund	(14)	6	55
Property insurance proceeds	—	—	38
Other	—	(14)	—

Cash used in investing activities	(116)	(716)	(192)

FINANCING ACTIVITIES
Financing costs	(20)	(8)	(9)
Issuances of debt	906	300	1,025
Net draws (repayments) on credit facility	(410)	410	(250)
Repurchase of senior notes, including exchangeable debentures	(139)	(82)	—
Debt prepayments and scheduled maturities	(342)	(245)	(1,015)
Scheduled principal repayments	(14)	(16)	(35)
Common OP unit issuance	767	—	—
Common OP unit repurchase	—	(100)	—
Distributions on common OP units	(43)	(542)	(460)
Distributions on preferred OP units	(9)	(9)	(9)
Distributions to non-controlling interests	(2)	(8)	(6)
Change in restricted cash other than FF&E replacement fund	4	16	74

Cash provided by (used in) financing activities	698	(284)	(685)

INCREASE IN CASH AND CASH EQUIVALENTS	1,134	20	124

CASH AND CASH EQUIVALENTS, beginning of year	508	488	364

CASH AND CASH EQUIVALENTS, end of year	$1,642	$508	$488

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009, 2008 and 2007

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2009, 2008 and 2007, non-controlling partners converted common operating partnership units (“OP units”) valued at $18 million, $119 million and $12 million, respectively, in exchange for 3.4 million, 8.8 million and 0.5 million shares, respectively, of Host common stock.

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

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

Host Hotels & Resorts, L.P., or Host LP, a Delaware limited partnership, operates through an umbrella partnership, structure with Host Hotels & Resorts, Inc., or Host, our sole general partner. We are primarily the owner of hotel properties. Host operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. Host holds approximately 98% of our partnership interests, or OP units.

As of December 31, 2009, we owned, or had controlling interests in, 111 luxury and upper-upscale, hotel lodging properties located throughout the United States, Toronto and Calgary, Canada, Mexico City, Mexico and Santiago, Chile operated primarily under the Marriott®, Ritz-Carlton®, Hyatt®, Fairmont®, Four Seasons®, Hilton®, Westin® Sheraton®, W®, St. Regis® and Luxury Collection® brand names.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Partnership and its subsidiaries and controlled affiliates. If we determine that we are an owner in a variable interest entity and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. Additionally, we consolidate entities (in the absence of other factors determining control) when we own over 50% of the voting shares and can control entity or, in the case of partnership investments, when we own a majority of the general partnership interest. The control factors we consider include the ability of non-controlling unitholders to participate in or block management decisions. All material intercompany transactions and balances have been eliminated.

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

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture, fixtures and equipment, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions. For purposes of the statements of cash flows, changes in restricted cash that are used for furniture, fixture and equipment replacement funds controlled by our lenders are shown as investing activities. The remaining changes in restricted cash are the direct result of restrictions under our loan agreements, and, as such, are reflected in cash from financing activities.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following table represents our restricted cash balances as of December 31, 2009 and 2008, which are restricted as a result of lender requirements (in millions):

	2009	2008
Debt service	$11	$11
Real estate taxes	6	7
Insurance	5	—
Cash collateral	4	8
Excess cash flow requirements	2	3
Furniture, fixtures and equipment replacement funds controlled by lenders	22	8
Special projects reserve	—	4
Other	3	3

Total	$53	$44

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

We capitalize certain inventory (such as china, glass, silver, linen) at the time of a hotel opening, or when significant inventory is purchased (in conjunction with a major rooms renovation or when the number of rooms or meeting space at a hotel is expanded). These amounts are then amortized over the estimated useful life of three years. Subsequent replacement purchases are expensed when placed in service.

We maintain a furniture, fixtures and equipment replacement fund for renewal and replacement capital expenditures at certain hotels, which is generally funded with approximately 5% of property revenues.

We analyze our assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. We test for impairment in several situations, including when a property has a current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including assumptions on the projected cash flows, both from operations and the eventual disposition, the expected useful life and holding period of the asset, the future required capital expenditures and fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

We will classify a hotel as held for sale when the sale of the asset is probable, will be completed within one year and actions to complete the sale are unlikely to change or that the sale will be withdrawn. Accordingly, we typically classify assets as held for sale when Host’s Board of Directors has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel and will cease recording depreciation. We will classify the loss, together with the related operating results, including interest expense on debt assumed by the buyer or that is required to be repaid as a result of the sale, as discontinued operations on our consolidated statements of operations and classify the assets and related liabilities as held for sale on the balance sheet. Gains on sales of properties are recognized at the time of sale or deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

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

Intangible Assets

In conjunction with our acquisition of hotel properties, we may identify intangible assets. Identifiable intangible assets are typically contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value, although no value is generally allocated to contracts which are at market terms. These contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.

Non-Controlling Interests of Consolidated Partnerships

As of December 31, 2009, we consolidate three majority-owned partnerships with mandatorily redeemable non-controlling interests with finite lives ranging from 99 to 100 years that terminate between 2081 and 2095. Third party partnership interests that have finite lives are included in non-controlling interests-consolidated partnerships in the consolidated balance sheets and totaled $22 million and $24 million as of December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the fair values of the non-controlling interests in these partnerships were approximately $44 million and $66 million, respectively. As of December 31, 2009, none of our partnerships have infinite lives as defined by GAAP.

Net income (loss) attributable to non-controlling interests of consolidated partnerships is not included in the determination of net income (loss). However, net income (loss) has been reduced by the amount attributable to non-controlling interests, which totaled $(1) million, $3 million and $6 million for the years ended December 31, 2009, 2008 and 2007, respectively, in the determination of net income (loss) attributable to Host LP.

Distributions from Investments in Affiliates

We classify the distributions from our equity investments in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution to determine its nature. For example, distributions from cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales would be classified as cash flows from investing activities.

Other-than-Temporary Impairments

We review our equity method investments for other-than-temporary impairment based on the occurrence of any triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, we will generally have few observable inputs and will determine the fair value based on a discounted cash flow analysis of the investment, as well as considering the impact of other elements (i.e. control premiums, etc.). We use certain inputs such as available third-party appraisals and forecast net operating income for the hotel properties to estimate the expected cash flows. If an equity method investment is impaired, a loss is recorded for the difference between the fair value and the carrying value of the investment.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Foreign Currency Translation

As of December 31, 2009, our foreign operations consist of four properties located in Canada, one property located in Mexico, two in Chile, an investment in a joint venture in Europe and an investment in a joint venture in Asia. The operations of these properties and our investments are maintained in their functional currency, which is generally the local currency, and then translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties and the investment are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income.

Derivative Instruments

We are subject to market exposures in several aspects of our business including foreign currency exposure related to our investment in the European joint venture, our consolidated international hotels, interest rate exposure for the interest payments for our floating rate debt and the fair value of our fixed rate debt. We may, from time to time, enter into derivative instruments to either protect against fluctuations in the fair value of our investments in foreign entities or the fair value of our debt instruments. Prior to entering into the derivative contract, we evaluate whether the transaction would qualify for hedge accounting and continue to evaluate hedge effectiveness through the life of the contract. Gains and losses on contracts that meet the requirements for fair value hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to net income (loss) or accumulated other comprehensive income, based on the applicable accounting guidance. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

In situations where we have floating rate debt, we may purchase interest rate swaps or interest rate caps, which would be considered derivative instruments. If the requirements for hedge accounting are met and the instruments qualify as cash flow hedges, amounts paid or received under these agreements would be recognized over the life of the agreements as adjustments to interest expense, and the fair value of the derivatives would be recorded on the accompanying balance sheet, with offsetting adjustments or charges recorded to accumulated other comprehensive income.

Other Comprehensive Income

The components of total accumulated other comprehensive income in the balance sheets are as follows (in millions):

	2009	2008
Unrealized gain on HM Services common stock	$—	$4
Gain on forward currency contracts	2	6
Foreign currency translation	10	(5)

Total accumulated other comprehensive income	$12	$5

Revenues

Our consolidated results of operations reflect revenues and expenses of our hotels. Revenues are recognized when the services are provided. Additionally, we collect sales, use, occupancy and similar taxes at our hotels which we present on a net basis (excluded from revenues) on our statements of operations.

Earnings Per Unit

Basic earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding. Diluted earnings per common unit is computed by dividing net income available to common unitholders as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host to support Host common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Year ended December 31,
	2009	2008	2007
	(in millions, except per unit amounts)
Net income (loss)	$(258)	$414	$734
Net (income) loss attributable to non-controlling interests	1	(3)	(6)
Dividends on preferred OP units	(9)	(9)	(9)

Earnings (loss) available to common unitholders	(266)	402	719
Assuming deduction of gain recognized for the repurchase of 2004 Debentures (1)	(2)	(8)	—

Diluted earnings (loss) available to common unitholders	$(268)	$394	$719

Basic weighted average units outstanding	598.3	541.8	540.6
Assuming weighted average units for the repurchased 2004 Debentures	.9	5.4	—
Assuming distribution of units to Host for Host common shares granted under the comprehensive stock plan, less shares assumed purchased at market price	—	.4	.9
Assuming conversion of non-controlling OP units issuable	—	—	1.2

Diluted weighted average units outstanding	599.2	547.6	542.7

Basic earnings (loss) per unit	$(.44)	$.74	$1.33
Diluted earnings (loss) per unit	$(.45)	$.72	$1.32

(1)

During 2009 and 2008, we repurchased $75 million and $100 million face amount, respectively, of our $500 million 3 1/4% Exchangeable Senior Debentures (the “2004 Debentures”) with a carrying value of $72 million and $96 million for approximately $69 million and $82 million, respectively. We are required to determine the dilutive effect of the repurchased 2004 Debentures separately from the 2004 Debentures outstanding at December 31, 2009 and 2008. The 2004 Debentures repurchased during 2009 and 2008 are treated as having been converted to common unit equivalents at the start of the period. Accordingly, the 2009 and 2008 adjustments to net income related to the repurchased 2004 Debentures include a $3 million and $14 million gain, respectively, net of interest expense on the repurchased debentures.

(2)	There are 50 million potentially dilutive units for our Exchangeable Senior Debentures and units to Host for Host shares granted under comprehensive stock plans which were not included in the computation of diluted earnings per unit as of December 31, 2009 because to do so would have been anti-dilutive for the period. See Note 4, “Debt” for the terms and conditions of our Exchangeable Senior Debentures and Note 8, “Employee Stock Plans” for the terms and conditions of Host’s comprehensive stock plans.

Accounting for Share-Based Payments

At December 31, 2009, Host maintained two stock-based employee compensation plans, which are accounted for in accordance with GAAP. See Note 8, “Employee Stock Plans.”

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2009, our exposure risk related to our derivative contracts totaled $3.4 million and the counterparties are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $600 million available under our credit facility is spread among a diversified group of investment grade financial institutions.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Application of New Accounting Standards

Business Combinations. This new accounting pronouncement provides principles on the recognition and measurement of the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. The pronouncement particularly requires the assets acquired, liabilities assumed and non-controlling interests to be measured at the acquisition date fair value, including contingent considerations. Furthermore, the pronouncement prohibits acquisition-related costs, such as due diligence, legal and accounting fees, from being capitalized or applied in determining the fair value of the acquired assets. We adopted the provisions of this pronouncement on January 1, 2009. We do not believe the adoption of this pronouncement will materially affect the recognition and measurement related to our future business combinations.

Consolidation of Variable Interest Entities. The FASB recently amended its guidance surrounding a company’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

•	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

•

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

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

2. Property and Equipment

Property and equipment consists of the following as of December 31:

	2009	2008
	(in millions)
Land and land improvements	$1,574	$1,613
Buildings and leasehold improvements	11,502	11,502
Furniture and equipment	1,794	1,749
Construction in progress	104	174

	14,974	15,038
Less accumulated depreciation and amortization	(4,743)	(4,299)

	$10,231	$10,739

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The aggregate cost of real estate for federal income tax purposes is approximately $9,601 million at December 31, 2009.

During 2009, we recorded non-cash impairment charges totaling $97 million of which $66 million of impairment charges is included in depreciation and amortization and the remaining $31 million of impairment charges is recorded in discontinued operations. See Note 12, “Fair Value Measurements.”

3. Investments in Affiliates

We own investments in voting interest entities which we do not consolidate and, accordingly, are accounted for under the equity method of accounting. The debt of these affiliates is non-recourse to, and not guaranteed by, us. Investments in affiliates consists of the following:

	As of December 31, 2009
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
Asia Pacific Hospitality Venture Pte. Ltd.	25.0%	$—	$—	None
HHR Euro CV	32.1%	137	1,032	Eleven hotels located in Europe
HHR TRS CV	9.8%	1	5	Lease agreements for certain hotels owned by HHR Euro CV
Tiburon Golf Ventures, L.P.	49.0%	15	—	36-hole golf club

Total		$153	$1,037

	As of December 31, 2008
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
Asia Pacific Hospitality Venture Pte. Ltd.	25.0%	$—	$—	None
HHR Euro CV	32.1%	208	1,017	Eleven hotels located in Europe
HHR TRS CV	9.8%	1	5	Lease agreements for certain hotels owned by HHR Euro CV
CBM Joint Venture L.P.	3.6%	5	810	115 Courtyard hotels
Tiburon Golf Ventures, L.P.	49.0%	15	—	36-hole golf club

Total		$229	$1,832

European Joint Venture

In March 2006, we formed a joint venture, HHR Euro CV, to acquire hotels in Europe (the “European joint venture”). We serve as the general partner for the European joint venture and have a 32.1% ownership interest (including our limited and general partner interests). The initial term of the European joint venture is ten years, subject to two one-year extensions with partner approval. As of December 31, 2009, five of the hotels owned by HHR Euro CV are leased to HHR TRS CV, an entity of which we also serve as a general partner and have a 9.8% ownership interest, including our general and limited partner interests. Due to the ownership structure and the non-Host limited partners’ rights to cause the dissolution and liquidation of the European joint venture and HHR TRS CV at any time, they are not consolidated in our financial statements. As general partner, we earn a management fee based on the amount of equity commitments and equity investments. In 2009, 2008 and 2007, we recorded approximately $6 million, $6 million and $5 million of management fees, respectively.

During 2008, we entered into three foreign currency forward purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

foreign currency exposure of a net investment in a foreign operation, and, in accordance with SFAS 133, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the stockholders’ equity portion of our balance sheet. We also evaluate counterparty credit risk in the calculation of the fair value of the derivatives. Changes in the fair value of the derivative instruments totaled $(4) million and $6 million in 2009 and 2008, respectively, and are included in other comprehensive income. The balance in accumulated other comprehensive income related to the foreign currency forward purchase contracts was $2 million and $6 million at December 31, 2009 and December 31, 2008, respectively.

Our unconsolidated investees assess impairment of real estate properties based on whether estimated undiscounted future cash flows from each individual property are less than book value. If a property is impaired, a loss is recorded for the difference between the fair value and net book value of the hotel. In 2008, we recognized a charge of approximately $2 million related to the impairment of one such property in equity in earnings of affiliates. We also review our investments for other-than-temporary impairment based on the occurrence of any events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. During the second quarter of 2009, we recorded a non-cash impairment charge totaling $34 million in equity in earnings (losses) of affiliates based on the difference between the estimated fair value of our investment and its carrying value. As of December 31, 2009, no further impairment was recorded. See Note 12, “Fair Value Measurements.”

Asian Joint Venture

On March 25, 2008, we entered into a joint venture, structured as a Singapore Corporation that will explore investment opportunities in various markets throughout Asia, including China, Japan, Vietnam, and India, as well as in Australia (the “Asian joint venture”). We own a 25% interest in the joint venture, which has an initial term of seven years. Due to the ownership structure of the Asian joint venture and our partner’s rights to cause the dissolution and liquidation of the joint venture, it is not consolidated in our financial statements. As of December 31, 2009, the Asian joint venture did not own any hotels.

CBM Joint Venture LP

CBM Joint Venture Limited Partnership (“CBM JV”) owns 115 Courtyard by Marriott hotels, which are operated by Marriott International pursuant to long-term management agreements. On September 11, 2009, we sold our remaining 3.6% limited partnership interest in CBM JV for approximately $13 million and recorded the gain on property transaction of $5 million, net of taxes. As a result of this transaction, we no longer have any ownership interest in CBM JV.

Other Investments

We own a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort. We also own minority interests in three partnerships that directly or indirectly own two hotels. The total carrying value of these partnerships is less than $500,000, and we do not have any guarantees or commitments in relation to these partnerships.

Combined summarized balance sheet information as of December 31 for our affiliates follows:

	2009	2008
	(in millions)
Property and equipment, net	$1,461	$2,685
Other assets	175	482

Total assets	$1,636	$3,167

Debt	$1,037	$1,832
Other liabilities	212	376
Equity	387	959

Total liabilities and equity	$1,636	$3,167

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Combined summarized operating results for our affiliates for the years ended December 31 follows:

	2009	2008	2007
	(in millions)
Total revenues	$360	$986	$954
Operating expenses
Expenses	(274)	(769)	(698)
Depreciation and amortization	(119)	(121)	(87)

Operating profit (loss)	(33)	96	169
Interest income	3	10	7
Interest expense	(53)	(118)	(103)

Net income (loss)	$(83)	$(12)	$73

4. Debt

Debt consists of the following:

	December 31, 2009	December 31, 2008
Series K senior notes, with a rate of 7 1/8% due November 2013	$725	$725
Series M senior notes, with a rate of 7% due August 2012(1)	344	348
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	498	497
Series T senior notes, with a rate of 9% due May 2017	387	—
2004 Exchangeable Senior Debentures, with a rate of 3 1/4% due April 2024	323	383
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	484	533
2009 Exchangeable Senior Debentures, with a rate of 2 1/2% due October 2029	316	—
Senior notes, with rate of 10.0% due May 2012	7	7

Total senior notes	4,534	3,943
Mortgage debt (non-recourse) secured by $1.5 billion and $2.1 billion of real estate assets, with an average interest rate of 5.1% and 6.2% at December 31, 2009 and 2008, maturing through December 2023 (1) (2)	1,217	1,436
Credit facility	—	410
Other	86	87

Total debt	$5,837	$5,876

(1)	During the first quarter of 2010, we redeemed the remaining $346 million of the 7% Series M senior notes and repaid the $124 million mortgage debt on the Atlanta Marriott Marquis.
(2)	The assets securing mortgage debt represents the book value of real estate assets, net of accumulated depreciation. These amounts do not represent the current market value of the assets.

Senior Notes

General. Under the terms of our senior notes indenture, which includes our Exchangeable Senior Debentures, our senior notes are equal in right of payment with all of Host LP’s unsubordinated indebtedness and senior to all subordinated obligations of Host LP. The face amount of our senior notes as of December 31, 2009 and 2008 was $4.7 billion and $4.0 billion, respectively. The senior notes balance as of December 31, 2009 and 2008 includes discounts of approximately $145 million and $89 million, respectively. The notes under our senior notes indenture are guaranteed by certain of our existing subsidiaries and are secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements, if any, with lenders that are parties to the credit facility. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated on the table above.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

We had the following activities during 2009 and 2008:

•

On December 22, 2009, we issued $400 million of 2 1/2% Exchangeable Senior Debentures and received proceeds of $391 million, net of underwriting fees and expenses (the “2009 Debentures”). The proceeds, along with available cash, were used to redeem the remaining $346 million of the 7% Series M senior notes and to repay the $124 million mortgage on the Atlanta Marriott Marquis in the first quarter of 2010. We separately account for the debt and equity portion of the debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we recorded the liability component of the debentures at a fair value of $316 million which is based on an effective interest rate of 6.9% on December 16, 2009. We will amortize the resulting discount over the expected life of the debentures. See “2009 Exchangeable Senior Debentures” below.

•

During 2009, we repurchased approximately $74 million face amount of the 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”) with a carrying value of $68 million for $66 million and recorded a gain of approximately $2 million on the transactions. We have $526 million face amount of the 2007 Debentures outstanding.

•

On May 11, 2009, we issued $400 million of 9% Series T senior notes maturing May 15, 2017 and received net proceeds of approximately $380 million after discounts and underwriting fees and expenses. Interest on the Series T notes is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2009. A portion of the proceeds were used to repay the $200 million outstanding on the revolver portion of our credit facility and the outstanding $135 million mortgage debt on the Westin Kierland Resort & Spa. The outstanding 9% Series T senior notes are equal in right of payment with all of our other senior notes.

•

In the first quarter of 2009, we repurchased $75 million face amount of the 3 1/4% Exchangeable Senior Debentures (the “2004 Debentures”) with a carrying value of $72 million for approximately $69 million and recorded a gain on the repurchase of approximately $3 million. We have $325 million face amount of the 2004 Debentures outstanding.

During the fourth quarter of 2008, we repurchased $100 million face amount of the 2004 Debentures with a carrying value of $96 million for approximately $82 million and recorded a gain of approximately $14 million.

The gains on the repurchased debentures are recorded in interest expense in the consolidated financial statements. We evaluated the fair value of the debt repurchased based on the fair value of the cash flows at the date of the repurchase discounted at risk adjusted rates. Based on this calculation, the fair value of the debt repurchased was generally greater than the conversion price; therefore, substantially all of the repurchase price was allocated to the debt portion of the debentures.

Restrictive Covenants. Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x by Host LP. Furthermore, Host LP is able to make distributions to enable Host to pay dividends on its preferred stock under the senior notes indenture when our EBITDA-to-interest coverage ratio is above 1.7 to 1.0. This ratio is calculated in accordance with the terms of our senior notes indenture based on pro forma results for the four prior fiscal quarters giving effect to transactions such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. For example, under the terms of our senior notes indenture interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value and approximately $27 million, $30 million and $25 million in 2009, 2008 and 2007, respectively, of non-cash interest expense related

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Our subsidiaries are subject to the restrictive covenants in the indenture, however, in certain circumstances, we are permitted to designate certain subsidiaries as unrestricted subsidiaries. These unrestricted subsidiaries are not subject to the restrictive covenants (unless they are guarantors) and may engage in transactions to dispose of or encumber their assets or otherwise incur additional indebtedness without complying with the restrictive covenants in the indenture. If we were to designate additional subsidiaries as unrestricted subsidiaries, neither the EBITDA generated by nor the interest expense allocated to these entities would be included in our ratio calculations. Other covenants limiting our ability to incur indebtedness and make distributions include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate values) excluding intangible assets and secured indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may pay preferred or common distributions and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. In addition, even if we are below the coverage levels otherwise required to incur debt and make distributions, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million of mortgage debt whose proceeds would be used to repay debt under credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million of other debt. Our senior notes indenture also imposes restrictions on customary matters, such as our ability to make distributions on, redeem or repurchase our equity interests; make investments; permit payment or dividend restrictions on certain of our subsidiaries; sell assets; guarantee indebtedness; enter into transactions with affiliates; create certain liens; and sell certain assets or merge with or into other companies. Our senior notes indenture also imposes a requirement to maintain unencumbered assets (as defined in the indenture as undepreciated property value) of not less than 125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage requirement must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or make distributions discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or make distributions, but which would not otherwise cause a default under our senior notes indenture).

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of December 31, 2009:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	304%		Minimum ratio of 125%
Total indebtedness to total assets	34%		Maximum ratio of 65%
Secured indebtedness to total assets	6.7%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	2.5	x	Minimum ratio of 2.0x*

*	1.7x for preferred stock payments.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Exchangeable Debentures

We separately account for the liability and equity components of our exchangeable debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, for the 2009 Debentures, 2007 Debentures and 2004 Debentures (collectively, the “Debentures”), we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt; however, there is no effect on our cash interest payments. We measured the fair value of the debt components of the 2009 Debentures, 2007 Debentures and 2004 Debentures at issuance based on effective interest rates of 6.9%, 6.5% and 6.8%, respectively. As a result, we attributed $247 million of the proceeds received to the conversion feature of the Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in partners’ capital on the condensed consolidated balance sheets. The following details the initial allocations between the debt and equity components of the Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at December 31, 2009:

	Date Issued	Initial Face Amount	Initial Liability Value	Initial Equity Value	Face Amount Outstanding at 12/31/2009	Debt Carrying Value at 12/31/2009	Unamortized Discount at 12/31/2009
		(in millions)
2009 Debentures	12/22/2009	$400	$316	$82	$400	$316	$84
2007 Debentures	3/23/2007	600	502	89	526	484	42
2004 Debentures	3/16/2004	500	413	76	325	323	2

Total		$1,500	$1,231	$247	$1,251	$1,123	$128

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	2009	2008	2007
Contractual interest expense (cash)	$26	$32	$28
Non-cash interest expense due to discount amortization	27	30	25

Total interest expense	$53	62	53

2009 Exchangeable Senior Debentures. On December 22, 2009, we issued $400 million of 2 1/2 % Exchangeable Senior Debentures and received proceeds of $391 million, net of underwriting fees and expenses. The 2009 Debentures mature on October 15, 2029 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on January 15, 2010. We can redeem for cash all, or part of, the 2009 Debentures at any time on or after October 20, 2015 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. Holders have the right to require us to repurchase the 2009 Debentures on October 15, 2015, October 15, 2019 and October 15, 2024 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of our common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash, shares of Host common stock or a combination thereof at our option in an amount equal to the exchange value (which is the applicable exchange rate multiplied by the average exchange price of Host’s common stock). Upon issuance of such shares by Host, we will issue to Host common OP units based on the current conversion ratio. The exchange rate at December 31, 2009 was 71.0101 shares of Host’s common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $14.08 per share of Host’s common stock, or approximately 28 million shares. The exchange rate may be adjusted under certain circumstances, including the payment of common dividends. The 2009 Debentures are not currently exchangeable.

2007 Exchangeable Senior Debentures. On March 23, 2007, we issued $600 million of 2 5/8% 2007 Debentures and received proceeds of $589 million, net of underwriting fees and expenses and original issue discount. During 2009, we repurchased approximately $74 million face amount of the 2007 Debentures for

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

approximately $66 million. As of December 31, 2009, we have $526 million face amount of the 2007 Debentures that remain outstanding. The 2007 Debentures mature on April 15, 2027 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year beginning on July 15, 2007. Holders have the right to require us to repurchase the 2007 Debentures on April 15, 2012, April 15, 2017 and April 15, 2022 for cash equal to 100% of the principal amount plus accrued interest. Holders may exchange their 2007 Debentures prior to maturity under certain conditions, including when the closing sale price of Host’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. On exchange, we must deliver cash in an amount equal to not less than the lower of the exchange value (which is the applicable exchange rate multiplied by the average price of Host’s common stock) and the aggregate principal amount of the 2007 Debentures to be exchanged, and, at our option, shares of Host’s common stock, cash or a combination thereof for any excess above the principal value. We can redeem for cash all, or part of, the 2007 Debentures at any time on or after April 20, 2012 upon 15 days notice at a redemption price of 100% of the principal amount plus accrued interest. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures at the exchange value described above rather than receive the cash redemption price. The exchange rate at December 31, 2009 was 32.0239 shares of Host’s common stock per $1,000 principal amount of debentures, which is equivalent to an exchange price of $31.23 per share of Host common stock. Upon issuance of such shares by Host, we will issue to Host common OP units based on the current conversion ratio. The exchange rate may be adjusted under certain circumstances including the payment of common dividends by Host exceeding $.20 per share in any given quarter.

2004 Exchangeable Senior Debentures. On March 16, 2004, Host LP issued $500 million of 3 1/4% 2004 Debentures and received net proceeds of $484 million, net of discounts, underwriting fees and expenses. During 2008 and 2009, we repurchased $175 million face amount of the 2004 Debentures with a carrying value of $168 million for approximately $151 million and recorded gains on repurchase of approximately $17 million. As of December 31, 2009, $325 million of the 2004 Debentures remain outstanding. The outstanding 2004 Debentures mature on April 15, 2024 and are equal in right of payment with all of our other senior notes. Interest is payable quarterly in arrears on January 15, April 15, , July 15 and October 15 of each year. Holders have the right to require us to repurchase the 2004 Debentures on April 15, 2010, April 15, 2014 and April 15, 2019 for cash equal to 100% of the principal amount. Holders may exchange their 2004 Debentures prior to maturity under certain conditions, including at any time at which the closing sale price of Host’s common stock is more than 120% of the exchange price per share, for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the debentures have been called for redemption. The exchange rate at December 31, 2009 was 65.3258 shares of Host’s common stock for each $1,000 of principal amount of the 2004 Debentures, or a total of approximately 21 million shares (which is equivalent to an exchange price of $15.31 per share). Upon issuance of such shares by Host, we will issue to Host common OP units based on the current conversion ratio. The exchange rate is adjusted for certain circumstances, including the payment of common dividends by Host. We can redeem for cash all, or part of, the 2004 Debentures at any time subsequent to April 19, 2009 upon 30 days notice at the applicable redemption price as set forth in the indenture. If we elect to redeem the debentures and the exchange value exceeds the cash redemption price, we would expect holders to elect to exchange their debentures for shares of Host’s common stock rather than receive the cash redemption price.

Authorization for Senior Notes and Exchangeable Debentures Repurchase

In May 2009, Host’s Board of Directors authorized the repurchase of up to $750 million of senior notes and exchangeable debentures. Host may purchase senior notes and exchangeable debentures through open market purchases, privately negotiated transactions, tender offers or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. In February of 2010, this program was terminated with $680 million of remaining capacity, and a new $400 million program was authorized. This new program includes the ability to repurchase senior notes, exchangeable debentures, mortgage debt and preferred stock.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Credit Facility

On May 25, 2007, we entered into a second amended and restated bank credit facility with Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other agents and lenders. The credit facility provides aggregate revolving loan commitments in the amount of $600 million. During any period in which our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount under the credit facility to exceed $300 million. The credit facility also includes subcommitments for (i) the issuance of letters of credit in an aggregate amount of $10 million and (ii) loans in certain foreign currencies in an aggregate amount of $300 million, (A) $150 million of which may be loaned to certain of our Canadian subsidiaries in Canadian Dollars and (B) $300 million of which may be loaned to us in Pounds Sterling and Euros. The credit facility has an initial scheduled maturity of September 2011. We have an option to extend the maturity for an additional year if certain conditions are met as of September 2011. These conditions include the payment of a fee to the lenders, that no default or event of default exists and maintaining a leverage ratio below 6.75x. Subject to certain conditions, we also have the option to increase the amount of the facility by up to $190 million to the extent that any one or more lenders, whether or not currently party to the credit facility, commits to be a lender for such amount.

In the second quarter of 2008, we entered into a $210 million term loan under the credit facility. The term loan bore interest at LIBOR plus 175 basis points, with a LIBOR floor of 2.25%. In the third quarter of 2009, we repaid the entire $210 million term loan. In September 2008, we also borrowed $200 million under the revolver portion of our credit facility at a rate of LIBOR plus 65 basis points based on our leverage. During the second quarter of 2009, we repaid the $200 million outstanding on the revolver portion of our credit facility. Based on our leverage at December 31, 2009, we have $600 million available under our credit facility.

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

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. Due to the decline in operations during the year, our unsecured interest coverage ratio and fixed charge coverage ratio have declined and our leverage ratio has increased relative to year end 2008. We are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x and our unsecured coverage ratio is not less than 1.75x. If our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount of the credit facility to exceed $300 million. However, to the extent our borrowings under the credit facility revolver exceed $300 million on the date that our leverage ratio exceeds 7.0x, we are not required to repay the excess for one year. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Hence, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were ever to come back into compliance with the financial covenants. These calculations are performed in accordance with our credit facility based on pro forma results for the prior four fiscal quarters giving effect to transactions such as acquisitions, dispositions and financings as if they occurred at the beginning of the period. For example, under the terms of the credit facility interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value and approximately $27 million, $30 million and $25 million in 2009, 2008 and 2007, respectively, of interest expense recorded as a result of the adoption of a new accounting pronouncement relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept under which cash and cash equivalents in excess of $100 million is deducted from our total debt balance.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2009:

	Actual Ratio		Covenant Requirement
				2009		2010		2011
Leverage ratio	5.3	x	Maximum ratio of:	7.25	x	7.25	x	7.25	x
Fixed charge coverage ratio	1.7	x	Minimum ratio of:	1.05	x	1.10	x	1.15	x
Unsecured interest coverage ratio (a)	2.7	x	Minimum ratio of:	1.75	x	1.75	x	1.75	x

(a)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will lower to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates plus a margin that is set with reference to our leverage ratio. In the case of LIBOR borrowings in U.S. Dollars, as well as Euros and Pounds Sterling denominated borrowings, the rate of interest ranges from 65 basis points to 150 basis points over LIBOR. We also have the option to pay interest based on the higher of the overnight Federal Funds Rate plus 50 basis points and the Prime Lending Rate, plus, in both cases, the applicable spread ranging from 0 to 50 basis points. Based on our leverage ratio at December 31, 2009 of 5.3x, we can borrow at a rate of LIBOR plus 90 basis points or Prime plus 0 basis points. To the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 10 to 15 basis points, depending on our average revolver usage during the applicable period.

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

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2009, we have 12 assets that are secured by mortgage debt with an average interest rate of 5.1% that mature between 2011 and 2023. As of December 31, 2009, we are in compliance with the covenants under all of our mortgage debt obligations.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

We had the following mortgage debt issuances and repayments since January 2008. Interest for our mortgage debt is payable on a monthly basis:

Transaction Date		Property	Rate	Maturity Date	Amount
Issuances
March	2009	JW Marriott, Washington, D.C. (1)	7.50%	4/2/2013	$120
June	2008	Orlando World Center Marriott (2)	3.74%	7/1/2011	300
Repayments/Defeasance
February	2010	Atlanta Marriott Marquis	7.4%	2/11/2023	124
September	2009	Westin Kierland Resort & Spa	5.08%	9/1/2009	135
July	2009	San Diego Marriott Hotel & Marina	8.45%	7/1/2009	173
March	2009	The Westin Indianapolis	9.214%	3/11/2022	34
December	2008	Scottsdale Marriott McDowell Mountains	6.08%	12/1/2008	34
June	2008	Orlando World Center Marriott	7.48%	6/12/2008	208

(1)	The JW Marriott, Washington, D.C. mortgage debt has a floating interest rate of LIBOR plus 600 basis points, with a LIBOR floor of 1.5%. The interest rate shown reflects the rate in effect at December 31, 2009. Additionally, we have the right to extend the maturity for an additional one-year period, subject to certain conditions. In addition, as required by the loan agreement, we entered into an interest rate cap agreement which caps the LIBOR rate at 3% through the life of the loan.
(2)	The Orlando World Center Marriott mortgage loan has a floating rate of interest of LIBOR plus 350 basis points. The interest rate shown reflects the rate in effect at December 31, 2009. The loan may be extended in whole or in part, at our option, for two one-year periods, subject to certain conditions. We anticipate that the property will have sufficient funds to cover debt service and all operating requirements in 2010. However, based on the December 31, 2009 debt service coverage ratio, the loan agreement requires that we deposit excess cash flow generated by the hotel into a lender restricted escrow.

Interest Rate Derivative Instruments

We have entered into several derivatives to manage our exposures to risks associated with changes in interest rates. None of our derivatives have been entered into for trading purposes. See Note 12, “Fair Value Measurements”.

Aggregate Debt Maturities

Aggregate debt maturities at December 31, 2009 are as follows (in millions):

2010, including the $470 million of debt repaid in the first quarter of 2010 (1)	$804
2011 (2)	430
2012	541
2013	842
2014	972
Thereafter	2,389

5,978
Unamortized (discounts) premiums, net	(142)
Capital lease obligations	1

$5,837

(1)	During the first quarter of 2010, we redeemed $346 million face amount of our Series M senior notes and repaid the $124 million mortgage debt on Atlanta Marriott Marquis.
(2)	The debt maturing in 2011 includes the $300 million mortgage loan on the Orlando World Center Marriott, which can be extended, in whole or in part for two one-year periods at our option, subject to achieving a certain debt coverage ratio and other conditions.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Interest

The following are included in interest expense for the years ended December 31, (in millions):

	2009 (1)	2008	2007 (2)
Interest expense	$379	$375	$444
Amortization of debt premiums/discounts, net (3)	(31)	(33)	(27)
Amortization of deferred financing costs	(12)	(12)	(13)
Non-cash gains/(losses) on debt extinguishments	2	14	(5)
Interest expense reclassified to discontinued operations	—	—	3
Change in accrued interest	(11)	(4)	(1)

Interest paid (4)	$327	$340	$401

(1)	Interest expense and interest paid for 2009 is net of $7 million received in connection with the 2007 defeasance of $514 million in collateralized mortgage-backed securities.
(2)	Interest expense and interest paid for 2007 include prepayment premiums of $40 million in 2007. No significant prepayment premiums were paid in 2009 or 2008.
(3)	Primarily represents the amortization of the debt discount, which is non-cash interest expense, on our Debentures established at the date of issuance. See “–Exchangeable Debentures–General”.
(4)	Does not include capitalized interest of $5 million, $10 million, and $10 million during 2009, 2008 and 2007, respectively.

Amortization of property and equipment under capital leases totaled $1 million for 2009 and $2 million for both 2008 and 2007 and is included in depreciation and amortization on the accompanying consolidated statements of operations.

5. Partners’ Capital

As of December 31, 2009 and 2008, 644.4 million and 540.4 million common OP units, respectively, were outstanding, of which Host held 632.7 million and 525.3 million, respectively. In addition, 4.0 million preferred OP units were outstanding as of December 31, 2009 and 2008.

Issuances

On April 29, 2009, Host issued 75,750,000 shares of common stock at $6.60 per share and received net proceeds of approximately $480 million, after underwriting discounts and commissions and transaction expenses.

On August 19, 2009, Host entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. During 2009, Host has issued approximately 28 million shares of common stock through this program at an average price of approximately $10.27 per share for net proceeds of approximately $287 million. Host may continue to sell shares of common stock under this program from time to time based on market conditions, although they are not under obligation to sell any shares. In exchange for the shares issued by Host, Host LP issued OP units based on the applicable conversion ratio.

On December 22, 2009, we issued the 2009 Debentures for proceeds of $391 million, net of underwriting fees and expenses. We separately account for the debt and equity portion of the debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. The excess proceeds received over the fair value of the liability are allocated to the equity component of the debentures. Accordingly, we allocated $82 million to the equity portion of the 2009 Debentures upon their issuance. See Note 4, “Debt.”

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Distributions

On September 14, 2009, Host announced that its Board of Directors authorized a special dividend of $0.25 per share of common stock of Host, which was paid on December 18, 2009 to holders of record as of November 6, 2009. The dividend was paid with cash or with shares of common stock, at the election of the stockholder. In order to comply with Host’s remaining REIT taxable income distribution requirements for the year ended December 31, 2008, while retaining capital and maintaining maximum financial flexibility, Host’s Board of Directors determined that the cash component of the dividend (other than cash paid in lieu of fractional shares) would not exceed 10% in the aggregate. As a result, Host issued 13.4 million shares of Host common stock valued at $140 million on December 18, 2009, and paid cash in the amount of $16 million, for a total dividend of $156 million. Pursuant to the Third Amended and Restated Agreement of Limited Partnership of Host LP, as amended (the “Partnership Agreement”), common OP unitholders received the cash distribution of 10% of the $0.25 per share dividend paid by Host to its common stockholders, or $0.025 per OP unit, but did not receive an equivalent per unit distribution for the 90% of the dividend paid with Host common stock. Therefore, subsequent to the issuance of shares of common stock to stockholders of Host, the conversion factor used to convert OP units into shares of Host common stock was adjusted from 1.0 to 1.021494.

The table below presents the amount of common and preferred distributions per unit:

	2009	2008	2007
Common OP units	$.025	$.65	$1.00
Class E preferred OP units 8 7 /8%	2.22	2.22	2.22

Stock Repurchase

During 2008, Host’s Board of Directors authorized a program to repurchase up to $500 million of common stock and equity-related securities. These securities may be purchased in the open market or through private transactions, depending on market conditions. During 2008, the Company repurchased 6.5 million shares valued at approximately $100 million. We redeem common OP units from Host based on the applicable conversion ratio for each common share repurchased. Additionally, as part of this program, we repurchased $175 million face amount of the Debentures in the fourth quarter of 2008 and the first quarter of 2009, for approximately $151 million. See Note 4, “Debt.” This program was terminated in the third quarter of 2009 and no additional common shares or equity related securities have been repurchased as part of this program. At the time of termination, there was $249 million left under the Board’s authorization for future repurchases.

Preferred OP Units

We currently have one class of publicly-traded preferred units outstanding: 4,034,300 units of 8 7/8% Class E preferred units. Holders of the preferred units are entitled to receive cumulative cash distributions at 8 7/8% per annum of the $25.00 per unit liquidation preference, which are payable quarterly in arrears. After June 2, 2009, we have the option to redeem the Class E preferred units for $25.00 per unit, plus accrued and unpaid distributions to the date of redemption. The preferred OP unit ranks senior to the common OP unit. The preferred unitholders generally have no voting rights. Accrued preferred distributions at December 31, 2009 and 2008 were approximately $2 million.

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

foreign income tax. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries, state income and franchise taxes incurred by Host and us and foreign income taxes incurred by Host LP as well as each of their respective subsidiaries.

Where required, deferred income taxes are accounted for using the asset and liability method. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss, capital loss and tax credit carryovers based on enacted tax rates expected to be in effect when such amounts are realized or settled. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

Total deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows (in millions):

	2009	2008
Deferred tax assets	$108	$110
Less: Valuation allowance	(37)	(28)

Subtotal	71	82
Deferred tax liabilities	(17)	(66)

Net deferred tax asset	$54	$16

We have recorded a 100% valuation allowance of approximately $36 million against the net deferred tax asset related to the net operating loss and asset tax credit carryovers as of December 31, 2009 with respect to our hotel in Mexico. There is a $1 million valuation allowance against the deferred tax asset related to the net operating loss and capital loss carryovers as of December 31, 2009 with respect to our hotels in Canada. The net increase in the valuation allowance for the year ending December 31, 2009 and December 31, 2008 was approximately $9 million and $3 million, respectively. We expect that all net operating loss and alternative minimum tax credit carryovers for U.S. federal income tax purposes to be realized. The primary components of our net deferred tax asset were as follows (in millions):

	2009	2008
Accrued related party interest	$—	$5
Net operating loss and capital loss carryovers	59	65
Alternative minimum tax credits	3	3
Property and equipment	(4)	(3)
Investments in domestic and foreign affiliates	(11)	(60)
Prepaid revenue	46	37
Purchase accounting items	(2)	(3)

Subtotal	91	44
Less: Valuation allowance	(37)	(28)

Net deferred tax asset	$54	$16

At December 31, 2009, we have aggregate gross domestic and foreign net operating loss, capital loss and tax credit carryovers of approximately $169 million. We have deferred tax assets related to these loss and tax credit carryovers of approximately $62 million, with a valuation allowance of approximately $37 million. Our net operating loss carryovers expire through 2027, and our foreign capital loss carryovers have no expiration period. Our domestic alternative minimum tax credits have no expiration period and our foreign asset tax credits expire through 2017.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Our U.S. and foreign income (loss) from continuing operations before income taxes was as follows (in millions):

	2009	2008	2007
U.S. income (loss)	$(274)	$369	$504
Foreign income (loss)	(13)	8	31

Total	$(287)	$377	$535

The (benefit) provision for income taxes for continuing operations consists of (in millions):

	2009	2008	2007
Current — Federal	$(7)	$—	$—
— State	2	2	3
— Foreign	4	3	7

	(1)	5	10

Deferred — Federal	(33)	(11)	(8)
— State	(7)	2	—
— Foreign	2	1	1

	(38)	(8)	(7)

Income tax (benefit) provision – continuing operations	$(39)	$(3)	$3

The total (benefit) provision for income taxes, including the amounts associated with discontinued operations, was ($39) million, ($3) million and $3 million in 2009, 2008 and 2007, respectively.

The differences between the income tax (benefit) provision calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax (benefit) provision recorded each year for continuing operations are as follows (in millions):

	2009	2008	2007
Statutory federal income tax provision (benefit) – continuing operations	$(100)	$132	$187
Nontaxable (income) loss of Host REIT – continuing operations	60	(143)	(195)
State income tax provision, net	(3)	2	2
Uncertain tax positions provision (benefit)	(7)	2	1
Foreign income tax provision	11	4	8

Income tax (benefit) provision – continuing operations	$(39)	$(3)	$3

Cash paid for income taxes, net of refunds received, was $5 million in 2009 and $7 million in each of 2008 and 2007.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Current accounting literature prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2009	2008
Balance at January 1	$13	$11
Reductions due to expiration of certain statutes of limitation	(7)	—
Other increases (decreases)	(1)	2

Balance at December 31	$5	$13

All of such amount, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory federal income tax rate of 35% and the actual income tax provision (benefit) recorded each year. In 2009, we recognized an income tax benefit of $7 million relating to the reduction of previously accrued income taxes after an evaluation of the exposure items and the expiration of the related statutes of limitation. No such amount was recognized in 2007 or 2008.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease within 12 months of the reporting date due to the expiration of certain statutes of limitation. An estimate of the range of such possible decrease is zero to $.5 million. As of December 31, 2009, the tax years that remain subject to examination by major tax jurisdictions generally include 2006-2009.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During each of the years ended December 31, 2009, 2008 and 2007, we recognized approximately $0.1 million of interest expense related to the unrecognized tax benefits. We had approximately $0.5 million and $0.4 million of interest accrued at December 31, 2009, and 2008, respectively.

7. Leases

Hotel Leases

We lease substantially all of our hotels (the “Leases”) to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation and management of a hotel.

Hospitality Properties Trust Relationship. In a series of related transactions in 1995 and 1996, we sold and leased back 53 Courtyard by Marriott (“Courtyard”) properties and 18 Residence Inn by Marriott (“Residence Inn”) properties to Hospitality Properties Trust (“HPT”). These leases, which are accounted for as operating leases and are included in the table below, have initial terms expiring between 2010 and 2012 and are renewable at our option. Minimum rent payments are $59 million annually for the Courtyard properties and $21 million annually for the Residence Inn properties, and additional rent based upon sales levels are payable to HPT under the terms of the leases.

In 1998, we sublet the HPT properties (the “Subleases”) to separate sublessee subsidiaries of Barceló Crestline Corporation (the “Sublessee”), subject to the terms of the applicable HPT lease. The term of each Sublease expires simultaneously with the expiration of the initial term of the HPT lease to which it relates and automatically renews for the corresponding renewal term under the HPT lease, unless either we or the Sublessee elect not to renew the Sublease provided, however, that neither party can elect to terminate fewer than all of the Subleases in a particular pool of HPT properties (one for the Courtyard properties and one for the Residence Inn properties). Rent payable by

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the Sublessee under the Subleases consists of the minimum rent payable under the HPT lease and an additional percentage rent payable to us. The percentage rent payable by the Sublessee is generally sufficient to cover the additional rent due under the HPT lease, with any excess being retained by us. Rent payable under the subleases is guaranteed by the parent of the subtenants up to a maximum of approximately $21.6 million for the Courtyard leases, of which approximately $6.7 million has been funded through December 31, 2009, and approximately $10.8 million for the Residence Inn leases, of which approximately $5.9 million has been funded through December 31, 2009. To the extent the parent of the subtenants fails to perform or fully funds its guarantee obligation, we will be responsible for funding any rent shortfalls to HPT. At the expiration of these leases, HPT will return our initial security deposit of approximately $67 million, plus additional cash collateral of approximately $7.8 million. We gave notice that we will terminate the lease on the 18 Residence Inn properties effective December 31, 2010, at which time we expect our $17 million security deposit will be returned by HPT. In 2010, we also intend to give notice that we will terminate the lease on the 53 Courtyard by Marriott properties effective December 31, 2012.

Other Lease Information

As of December 31, 2009, all or a portion of 35 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense on a straight-line basis over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Additionally, the rental payments under one lease are based on real estate tax assessments. We also have leases on facilities used in our former restaurant business, some of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or ten-year periods. The restaurant leases are accounted for as operating leases. Our lease activities also include leases entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for as either operating or capital leases depending on the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization charge applicable to capitalized leases is included in depreciation expense in the accompanying consolidated statements of operations.

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee as of December 31, 2009. Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants and the Sublessee of approximately $7 million and $198 million, respectively, payable to us under non-cancelable subleases.

	Capital Leases	Operating Leases
	(in millions)
2010	$1	$143
2011	1	119
2012	—	115
2013	—	52
2014	—	49
Thereafter	—	1,005

Total minimum lease payments	2	$1,483

Less: amount representing interest	—

Present value of minimum lease payments	$2

We remain contingently liable on certain leases relating to our former restaurant business. Such contingent liabilities aggregated $20 million as of December 31, 2009. However, management considers the likelihood of any material funding related to these leases to be remote.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Rent expense is included in other property-level expenses line item and consists of (in millions):

	2009	2008	2007
Minimum rentals on operating leases	$122	$121	$120
Additional rentals based on sales	23	39	39
Rental payments based on real estate tax assessments	19	—	—
Less: sublease rentals	(83)	(90)	(92)

	$81	$70	$67

8. Employee Stock Plans

In connection with Host’s conversion to a REIT, we assumed the employee obligations of Host. Upon the issuance of Host’s common stock under either of the two stock-based compensation plans described below, we will issue to Host common OP units of an equivalent value. Accordingly, these liabilities and related disclosures are included in our consolidated financial statements.

Host maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2009 Comprehensive Plan”), whereby Host may award to participating employees (i) restricted shares of Host’s common stock, (ii) options to purchase Host’s common stock and (iii) deferred shares of Host’s common stock and the employee stock purchase plan (ESPP). At December 31, 2009, there were approximately 19.2 million shares of Host’s common stock reserved and available for issuance under the 2009 Comprehensive Plan.

We recognize costs resulting from Host’s share-based payment transactions in our financial statements over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. The classification of Host’s restricted stock awards as either an equity award or a liability award is based upon cash settlement options. Equity awards are measured based on the fair value on the date of grant. Liability classified awards are re-measured to fair value each reporting period. The value of all restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite service. All restricted stock awards to senior executives outstanding as of December 31, 2009 have been classified as liability awards, primarily due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding. Restricted stock awards to other employees, including upper-middle management, have been classified as equity awards as these awards do not have this optional tax withholding feature.

On May 14, 2009, Host’s stockholders approved the 2009 Comprehensive Plan, which authorized 25 million shares that can be issued for stock-based compensation to employees and directors. Shares described below that were granted after this date were issued under this plan. Host granted 4.8 million restricted shares to senior executives that vest in 2010 and 2011 and 1.0 million stock options under this plan. Host also granted 0.2 million restricted shares to other employees at a per share price of $10.40.

Prior to the adoption of the 2009 Comprehensive Plan, Host granted 2.4 million restricted shares and 0.4 million stock options to senior executives that had a requisite service period through December 31, 2009. These shares were granted under its previous 1997 Comprehensive Stock and Cash Incentive Plan (the “1997 Comprehensive Plan”, which is not in effect as of December 31, 2009. Host also granted 0.2 million restricted shares to upper-middle management during 2009 through the 1997 Comprehensive Plan.

During 2009, 2008 and 2007, we recorded compensation expense of approximately $20.5 million, $2.8 million and $4.4 million, respectively. Shares granted in 2009, 2008 and 2007 totaled 9.0 million, 0.3 million and 0.1 million, respectively, while 2.2 million, 0.3 million and 0.3 million vested during those years. Approximately 6.5 million shares are unvested as of December 31, 2009 with a weighted average fair value of $6.86.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Senior Executive Restricted Stock

During the 2009, Host granted shares to senior executives that vested through year end 2011 in three annual installments (the “2009 – 2011 Plan”). Vesting for these shares is determined based on (1) personal performance based on the achievement of specific management business objectives or (2) market performance based on the achievement of total shareholder return on a relative basis. These awards are considered liability awards; therefore we recognize compensation expense over the requisite period based on the fair value of the award at the balance sheet date. The fair value of the personal performance awards are based on management’s estimate of shares that will vest during the requisite service period at the balance sheet market rate. The fair value of the awards that vest based on market performance is estimated using a simulation or Monte Carlo method. For the purpose of the simulation at year end 2009, we assumed a volatility of 82.0%, which is calculated based on the volatility of our stock price over the last three years, a risk-free interest rate of 1.70%, which reflects the yield on a 3-year Treasury bond, and stock betas of 1.075 and 1.38 compared to the Lodging composite index and the REIT composite index, respectively, based on three years of historical price data. The number of shares issued is adjusted for forfeitures.

The majority of shares that vested in 2009 were granted on February 5, 2009 under the 1997 Comprehensive Plan. Approximately 1.2 million shares were granted that vest based on the satisfaction of personal performance goals set by each individual executive, of which approximately 0.9 million shares vested during 2009. Approximately 0.6 million shares were granted that vest based on the achievement of total shareholder return on a relative basis compared to the NAREIT index, of which approximately 87.5%, or, 0.6 million shares, vested during 2009. Approximately 0.6 million shares were granted that vest based on the achievement of total shareholder return in comparison to eight other lodging companies, of which none vested during 2009. The 0.6 million shares that did not vest based on the achievement of market conditions are still outstanding and may be earned based on our cumulative relative market performance for the period from January 1, 2009 through December 31, 2011.

The majority of shares that vest in 2010 and 2011 were granted on August 25, 2009 under the 2009 Comprehensive Plan. Approximately 2.3 million shares were granted that vest based on the satisfaction of personal performance goals set by each individual executive. Approximately 1.2 million shares were granted that vest based on the achievement of total shareholder return on a relative basis compared to the NAREIT index. Approximately 1.2 million shares were granted that vest based on the achievement of total shareholder return in comparison to eight other lodging companies.

During the first quarter of 2006, Host granted shares to senior executives that vested through year end 2008 in three annual installments (the “2006 – 2008 Plan”). The plan concluded as of December 31, 2008 and all shares were either vested or forfeited. Vesting for these shares was determined both on continued employment and market performance based on the achievement of total shareholder return on an absolute and relative basis. Approximately 110,000 shares that vested as of December 31, 2008 were issued on February 5, 2009. There are no shares outstanding under this plan as of December 31, 2009.

Host made an additional grant of shares to senior executives in February 2006 (“2006 supplemental grant”). Twenty-five percent of this award vested immediately and was expensed on the date of grant, while the remaining 75% vested over a three-year period that began in February 2006 based on continued employment. Approximately 94,000 shares that vested as of February 2009 were issued on February 9, 2009. We recognized compensation expense from January 1, 2009 through February 9, 2009 based on the market price at February 9, 2009. There are no shares outstanding under this plan as of December 31, 2009.

During 2009, 2008 and 2007, we recorded compensation expense of approximately $19 million, $2 million and $3 million respectively, related to the restricted stock awards to senior executives. Based on the valuation criteria above, the total unrecognized compensation cost that relates to nonvested restricted stock awards at December 31, 2009 was approximately $40 million, which, if earned, will be recognized over the weighted average of one year. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2009. The fair values for the awards below are based on the fair value at the respective transaction dates, as the awards are classified as liability awards.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	2009		2008		2007
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	.1	$7	1.5	$7	2.4	$19
Granted	7.2	9.2		18	—	—
Vested (1)	(1.6)	11	(.3)	10	(.2)	24
Forfeited/expired	(.1)	7	(1.3)	—	(.7)	8

Balance, at end of year	5.6	$7.1		$7	1.5	$7

Issued in calendar year (1)	.1	$7.1		$15.6		$25

(1)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.1 million shares issued in 2009 include shares vested at December 31, 2008, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $0.6 million, $1.6 million and $13.3 million, for 2009, 2008 and 2007, respectively.

Upper Middle Management and Broad-Based Restricted Stock Issuances

Host maintains a restricted stock program for its upper-middle management. Vesting for these shares is determined based on continued employment and, accordingly, compensation expense is recognized on a straight-line basis over the service period of three years. Additionally, in August 2009, Host issued restricted shares to eligible employees in a broad-based issuance. These shares vest over a two-year period.

We recorded compensation expense related to these shares of $1.4 million, $1.1 million and $1.6 million during 2009, 2008 and 2007, respectively. The total unrecognized compensation cost, measured on the grant date, that relates to nonvested restricted stock awards at December 31, 2009 was approximately $1.4 million, which, if earned, will be recognized over the weighted average remaining service period of one year. The following table is a summary of the status of our upper-middle management plan for the three years ended December 31, 2009. The fair values for the awards below are based on the fair value at the grant date of the respective awards, which is equal to the market value on such date, as the awards are classified as equity awards.

	2009		2008		2007
	Shares (in thousands)	Fair Value (per share)	Shares (in thousands)	Fair Value (per share)	Shares (in thousands)	Fair Value (per share)
Balance, at beginning of year	14	$17	20	$28	22	$20
Granted	331	7	51	17	66	28
Vested (1)	(144)	2	(53)	21	(64)	25
Forfeited/expired	(24)	6	(4)	20	(4)	25

Balance, at end of year	177	$9	14	$17	20	$28

Issued in calendar year (1)	77	$10	41	$21	45	$22

(2)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 77,000 shares issued in 2009 include the shares vested at December 31, 2008, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $0.1 million for 2009 and were immaterial for 2008 and 2007.

Employee Stock Options

As part of the 2009 Comprehensive Plan, Host granted 1.4 million stock options during the year. The options expire ten years after the grant date. Vesting for these shares is based on continuing employment. The fair value of the stock options was estimated on the date of grant based on a Simulation/Monte Carlo method. During 2009, 464,000 of the options were issued under the 1997 Comprehensive Plan that vested on December 31, 2009. These options were valued assuming a volatility of 49.7%, an average dividend of 5%, and an average risk free interest rate

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

of 2.06%. The remaining 931,000 options, which vest in two equal installments in 2010 and 2011, were granted under the 2009 Comprehensive Plan. These options were valued assuming a volatility of 57%, an average dividend of 5% and an average risk free interest rate of 2.24%.

On December 31, 2009, approximately 464,000 of the options vested and we recorded approximately $0.8 million in compensation expense for these options in 2009. No other options were granted between December 2002 and December 2008. The following table summarizes the stock option grants during the year.

Date	Shares (in millions)	Weighted Average Option Price	Weighted Average Grant Date Fair Value	Unrecognized Compensation Expense
2/5/2009	.5	$5.08	$1.73	$—
5/14/2009	.9	8.19	3.21	3.0

	1.4	$7.16	$2.72

The following table is a summary of the status of Host’s stock option plans that have been approved by Host’s stockholders. Host does not have stock option plans that have not been approved by its stockholders.

	2009		2008		2007
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Balance, at beginning of year	.2	$8.4		$7.7		$6
Granted	1.4	7	—	—	—	—
Exercised	(.1)	8	(.2)	7	(.3)	5
Forfeited/expired	—	—	—	—	—	—

Balance, at end of year	1.5	$7.2		$8.4		$7

Options exercisable at year-end	.5		.2		.4

The following table summarized the information about stock options at December 31, 2009.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
$4 – 6.5		9	$5.08	.4	$5.08
7 – 9	1	9	8.16	.1	7.82

Total	1.5			.5

Employee Stock Purchase Plan

Under the terms of the employee stock purchase plan (“ESPP”), eligible employees may purchase common stock through payroll deductions at 90% of the lower of market value at the beginning or end of the plan period and is therefore compensatory under SFAS 123R. Effective January 1, 2008, we updated the plan so that shares vested on a calendar quarter basis and employees made their purchase options on a quarterly basis. Prior to 2008, the shares vested on an annual basis. We record compensation expense for the employee stock purchase plan based on the fair value of the employees’ purchase rights, which is estimated using an option-priced model. The compensation expense reflected in net income was not material for all periods presented.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

9. Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The discretionary amount to be matched by us is determined annually by Host’s Board of Directors. We provide medical benefits to a limited number of retired employees meeting restrictive eligibility requirements. Our recorded liability for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2009.

10. Discontinued Operations

We disposed of one hotel in the first quarter of 2010 (which is classified as held-for-sale on our consolidated balance sheet as of December 31, 2009), six hotels in 2009, two hotels in 2008 and nine hotels in 2007. The 2009 dispositions include one hotel for which our ground lease expired in 2009 and, in connection therewith, the hotel will revert back to the ground lessor in 2010. The operations for these hotels are included in discontinued operations on the accompanying statements of operations. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition in the consolidated statements of operations for the periods presented (in millions):

	2009	2008	2007
Revenues	$58	$156	$212
Income before taxes	(37)	11	40
Gain on disposals, net of tax	26	24	164

11. Gain on Insurance Settlement

Eight of our properties sustained damage from hurricanes during 2005. Two of these properties, the New Orleans Marriott and the Fort Lauderdale Marina Marriott, had extensive damage that required us to temporarily close all or part thereof. Property damage was $37 million. Our insurance coverage for the properties entitles us to receive recoveries for damage as well as payments for business interruption. During 2007, we received property insurance proceeds of $38 million and recorded a gain on property insurance proceeds of $22 million. Gains on property insurance proceeds represent proceeds received in excess of the insurance receivable, which receivable represents the book value of the damaged assets that were written-off. All gains resulting from insurance proceeds are recognized at the point in time that all contingencies are resolved. We did not receive any property insurance proceeds in 2009 or 2008.

During 2008 and 2007, we also recorded a gain on business interruption insurance proceeds of $7 million and $36 million, respectively, related to hurricanes in those years. We did not receive any business interruption insurance proceeds in 2009.

12. Fair Value Measurements

We have adopted the provisions under GAAP for both recurring and non-recurring fair value measurements. Our recurring fair value measurements consist of the valuation of our derivative instruments, which may or may not be designated as accounting hedges. Non-recurring fair value measurements during 2009 consisted of the impairment of four of our hotel properties and an other-than-temporary impairment of our investment in the European joint venture.

In evaluating the fair value of both financial and non-financial assets and liabilities, GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The requirements are intended to increase the consistency and comparability of fair value measurements and the related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction (an exit price). Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as defined by GAAP. The three levels are as follows:

Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market is defined as a market in which transactions occur with sufficient frequency and volume to provide pricing on an ongoing basis.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Level 2 — Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that derived principally from or corroborated by observable market data correlation or other means.

Level 3 — Unobservable inputs reflect our assumptions about the pricing of an asset or liability when observable inputs are not available.

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as when non-recurring fair value measurements that we completed during 2009 due to the impairment of non-financial assets.

		Fair Value at Measurement Date Using
	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gains (Losses)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives (1)	$(1.0)	$—	$(1.0)	$—	$(1.0)
Interest rate cap derivative	1.8	—	1.8	—	0.3
Forward currency purchase contracts (1) (2)	1.7	—	1.7	—	(4.4)
Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (3)	78	—	73	5	(66)
Impaired hotel properties sold (3)	—	—	35	—	(31)
Other-than-temporary impairment of investment (3)	138	—	—	125	(34)

(1)	These derivative contracts have been designated as hedging instruments under GAAP.
(2)	As described below, our forward currency purchase contracts were entered into in 2008. At December 31, 2008, these contracts had a value of $6.1 million based on Level 2 inputs as described in the fair value hierarchy.
(3)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2009.

Interest rate swap derivatives. During 2009, we entered into three interest rate swap agreements for a notional amount totaling $300 million related to The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa mortgage loan in the amount of $300 million. We entered into the derivative instruments to hedge changes in the fair value of the fixed-rate mortgage that occur as a result of changes in the 3-month LIBOR rate. As a result, we will pay a floating interest rate equal to the 3-month LIBOR plus a spread which ranges from 2.7% to 3.2%, as

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

opposed to the fixed rate of 5.531%, on the notional amount of $300 million through March 1, 2014. We have designated these derivatives as fair value hedges. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. As of December 31, 2009, we recorded a liability of $1 million related to the fair value of the swaps. At the same time, we record the change in the fair value of the underlying debt due to change in the 3-month LIBOR rate as a reduction to the carrying amount of the debt, or $.7 million, at December 31, 2009. The difference between the change in the fair value of the swap and the change in the fair value in the underlying debt is considered the ineffective portion of the hedging relationship. We recognized a loss of $.3 million related to the ineffective portion of the hedging relationship in 2009.

Interest Rate Cap Derivative. In connection with the mortgage debt secured by the JW Marriott, Washington, D.C., we entered into an interest rate cap agreement which caps the LIBOR rate at 3% through the life of the loan. At December 31, 2009, the variable interest rate on the loan was 7.5% and the fair value of the cap was $1.8 million. The interest rate cap is valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the cap. We recognized a gain of $.3 million based on the changes in the fair value of the derivative during the year. Changes in the fair value of these instruments are recorded in gain on foreign currency and derivatives on the consolidated statements of operations.

Foreign Currency Forward Purchase Contracts. During 2008, we entered into three foreign currency forward purchase contracts totaling €60 million (approximately $88 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. Under these transactions, we will sell the Euro amount, and receive the U.S. Dollar amount on the forward purchase date. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the equity portion of our balance sheet. The forward purchase contracts are valued based on the forward yield curve of the Euro to U.S. Dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The following table summarizes our three foreign currency purchase contracts (in millions):

Transaction Date	Transaction Amount in Euros	Transaction Amount in Dollars	Forward Purchase Date	Fair Value As of December 31, 2009	Change in Fair Value
					2009	2008
February 2008	€30	$43	August 2011	$(.1)	$(1.8)	$1.7
February 2008	15	22	February 2013	.7	(1.2)	1.9
May 2008	15	23	May 2014	1.1	(1.4)	2.5

Total	€60	$88		$1.7	$(4.4)	$6.1

Impairment of Hotel Properties. During 2009, we reviewed our hotel portfolio for impairment and identified several properties that may be sold prior to the end of their previously estimated useful lives or that had current or projected operating losses or other events or circumstances indicating a reduction in value or change in intended use. Properties exhibiting these characteristics were tested for impairment based on management’s estimate of expected future undiscounted cash flows from operations and sale during our expected remaining hold period. The fair value of these properties was determined based on either a discounted cash flow analysis or negotiated sales price. Based on these assessments, we recorded non-cash impairment charges totaling $97 million for 2009 of which $66 million is included in depreciation and amortization and the remaining $31 million in discontinued operations.

Other-than-temporary impairment of investment. During 2009, we determined that our investment in the European joint venture was impaired based on the reduction of distributable cash flows from the joint venture, which has been caused primarily by a decline in cash flows generated by the properties. We believe this impairment to be other-than-temporary as defined by GAAP because the time period over which the joint venture may be able to improve operations such that our investment would be fully recoverable is constrained by the remaining life of the joint venture. As a result, during the second quarter we recorded a non-cash impairment charge totaling $34 million in equity in earnings (losses) of affiliates based on the difference between our investment’s estimated fair value and its carrying value. As of December 31, 2009, we determined that our investment was not impaired.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Fair Value of Other Financial Assets and Liabilities. Although permitted under GAAP, we did not elect the fair measurement option for any of our other financial assets or liabilities. Notes receivable and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$11	$11	$12	$12
Financial liabilities
Senior notes	3,411	3,473	3,027	2,297
Exchangeable Senior Debentures	1,123	1,246	916	743
Credit facility	—	—	410	378
Mortgage debt and other, net of capital leases	1,302	1,269	1,522	1,501

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

13. Relationship with Marriott International

We have entered into various agreements with Marriott, including the management of approximately 60% of our hotels, financing for joint ventures or partnerships, including our JW Marriott Hotel, Mexico City, Mexico and certain limited administrative services.

In 2009, 2008 and 2007, we paid Marriott $105 million, $178 million and $197 million, respectively, in hotel management fees and approximately $1 million, in franchise fees for each of 2009, 2008 and 2007. Included in the management fees are amounts paid to The Ritz-Carlton Hotel Company, LLC (Ritz-Carlton), Courtyard Management Corporation and Residence Inn Management Corporation.

We enter into negotiations with Marriott from time to time in order to secure mutually beneficial modifications to the terms of management agreements on an individual or portfolio-wide basis, most typically in connection with repositioning projects or substantial capital investments at our properties. We negotiated amendments to various management agreements with Marriott in 2005 and agreed, among other matters, to waive performance termination tests through the end of fiscal year 2009, to modify certain extension tests which condition the manager’s ability to renew the management agreements, and to extend certain contracts for ten additional years. As part of this negotiation, Marriott agreed to make cash payments to us, over time, to reduce an existing cap on the costs and expenses related to chain services that are provided on a centralized basis, as well as to establish a cap on certain other costs, to provide us with an incentive to increase our capital expenditures at the hotels through 2008, to waive certain deferred management fees, and to modify the incentive management fee on certain contracts. We agreed to use a portion of Marriott’s cash payments for brand reinvestment projects at various hotels in our portfolio.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

14. Hotel Management Agreements and Operating and License Agreements

Our hotels are subject to management agreements under which various operators, including Marriott, Ritz-Carlton, Hyatt, Swissôtel, Hilton, Four Seasons, Fairmont and Starwood, operate our hotels in exchange for the payment of a management fee. The agreements generally provide for both base and incentive management fees that are based on hotel sales and operating profit, respectively. As part of the management agreements, the manager furnishes the hotels with certain chain services which are generally provided on a central or regional basis to all hotels in the manager’s hotel system. Chain services include central training, advertising and promotion, national reservation systems, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among the hotels managed, owned or leased by the manager on a fair and equitable basis. In addition, our managers will generally have a guest rewards program which will be charged to all of the hotels that participate in the program.

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

Marriott International

As of December 31, 2009, 65 of our hotels were subject to management agreements under which Marriott or one of their subsidiaries manages the hotels, generally for an initial term of 15 to 20 years with one or more renewal terms at the option of Marriott. Marriott typically receives a base fee of three percent of gross revenues and incentive management fees generally equal to 20% of operating profit after we have received a priority return. We have the option to terminate certain management agreements if specified performance or extension thresholds are not satisfied. A single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

Additionally, while most of our management agreements are not terminable prior to their full term, we have negotiated rights with respect to 18 specified Marriott-branded hotels to terminate management agreements in connection with the sale of these hotels, subject to certain limitations, including the number of agreements that can be terminated per year, limitations measured by EBITDA, and limitations requiring that a significant part of such hotels maintain the Marriott brand affiliation. The described termination rights may be exercised without payment of a termination fee, except for one of the specified hotels wherein a termination fee is required if it does not maintain the Marriott brand affiliation.

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

Ritz-Carlton

As of December 31, 2009, we hold management agreements with Ritz-Carlton, a wholly-owned subsidiary of Marriott, to manage nine of our hotels. These agreements have an initial term of 15 to 25 years with one or more renewal terms at the option of Ritz-Carlton. Base management fees vary from two to five percent of sales and incentive management fees, if any, are generally equal to 20% of available cash flow or operating profit, after we have received a priority return as defined in the agreements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Starwood

As of December 31, 2009, 21 of our hotels are subject to operating and license agreements with Starwood, under which Starwood operates the hotels, for an initial term of 20 years, with two renewal terms of 10 years each. Starwood receives compensation in the form of a base fee of 1% of annual gross operating revenues, and an incentive fee of 20% of annual gross operating profit, after we have received a priority return of 10.75% on our purchase price and other investments in the hotels.

The license agreements address matters relating to the subject brand, including rights to use service marks, logos, symbols and trademarks, such as those associated with Westin, Sheraton, W, Luxury Collection and St. Regis, as well as matters relating to compliance with certain standards and policies and (including through other agreements in the case of certain hotels) the provision of certain system program and centralized services. The license agreements have an initial term of 20 years each, with two renewal terms of 10 years each at the option of the licensor. Licensors receive compensation in the form of license fees of 5% of room sales and 2% of food and beverage sales.

We have termination rights relating to the operating agreements on 11 specified hotels upon the sale of those hotels. Such termination rights are currently active with respect to two of such hotels. With respect to one of those hotels, we have the limited right to also terminate one license agreement annually and, in February 2010, we disposed of this hotel. With respect to nine of the 11 specified hotels, we have the right beginning in 2016 to sell 35% of such hotels (measured by EBITDA), not to exceed two hotels annually, free and clear of the existing operating agreement over a period of time without the payment of a termination fee. With respect to any termination of an operating agreement on sale, the proposed purchaser would need to meet the requirements for transfer under the applicable license agreement.

Other Managers

As of December 31, 2009, we also hold management agreements with hotel management companies such as Hyatt, Hilton, Four Seasons and Fairmont for 15 of our hotels. These agreements generally provide for an initial term of 10 to 20 years, with renewal terms at the option of either party or, in some cases, the hotel management company of up to an additional one to 15 years. The agreements generally provide for payment of base management fees equal to one to four percent of sales. These agreements also provide for incentive management fees generally equal to 10 to 30 percent of available cash flow, operating profit, or net operating income, as defined in the agreements, after we have received a priority return.

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

	2009		2008		2007
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$4,020	$10,013	$4,961	$10,541	$5,078	$10,358
Canada	96	135	119	123	117	140
Chile	25	53	32	45	27	57
Mexico	17	30	27	30	27	33

Total	$4,158	$10,231	$5,139	$10,739	$5,249	$10,588

16. Guarantees and Contingencies

We have certain guarantees which consist of commitments we have made to third parties for leases or debt that are not recognized in our consolidated financial statements due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $20 million as of December 31, 2009.

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

•

In connection with the Starwood acquisition, we have three properties with environmental liabilities, primarily asbestos in non-public areas of the properties, for which we have recorded the present value of the liability, or approximately $2.7 million, in accordance with FIN 47 “Accounting for Conditional Asset Retirement Obligations”. The amount is based on management’s estimate of the timing and future costs to remediate the liability. We will record the accretion expense over the period we intend to hold the hotel or until the item is remediated.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

17. Legal Proceedings

On February 8, 2010, we received an adverse jury verdict in a trial in the 166th Judicial District Court of Bexar County, Texas involving the sale of land encumbered by a ground lease for the San Antonio Marriott Rivercenter hotel. The jury found that we intentionally interfered with the attempted sale by Keystone-Texas Property Holding Corporation of the land under the San Antonio Marriott Rivercenter and slandered title to the property. The jury awarded damages that range from $42 million to $56 million, including statutory interest, as well as exemplary damages on the latter claim. The verdict is not yet final and is subject to post-trial motions. Based on the range of possible outcomes, we accrued an additional potential litigation loss of approximately $41 million in the fourth quarter consistent with generally accepted accounting principles, which is included in corporate expenses on the consolidated statements of operations. We believe that a number of legal rulings decided by the trial court were in error and had an adverse effect on the jury’s verdict. We intend to vigorously pursue these issues in post trial motions and, if necessary, on appeal.

18. Supplemental Guarantor and Non-Guarantor Information

All of our subsidiaries guarantee our senior notes, except those owning 23 of the Partnership’s hotels and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is our wholly owned subsidiary.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The following condensed consolidating financial information sets forth the financial position as of December 31, 2009 and 2008 and results of operations and cash flows for each of the years in the three year period ending December 31, 2009 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Balance Sheets

(in millions)

December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$722	$5,210	$4,299	$—	$10,231
Assets held for sale	—	8	—	—	8
Due from managers	(23)	1	53	(2)	29
Investments in affiliates	5,887	1,199	28	(6,961)	153
Rent receivable	—	37	—	(37)	—
Deferred financing costs, net	42	—	7	—	49
Furniture, fixtures and equipment replacement fund	40	32	52	—	124
Other	256	64	344	(400)	264
Restricted cash	—	—	53	—	53
Cash and cash equivalents	1,340	34	268	—	1,642

Total assets	$8,264	$6,585	$5,104	$(7,400)	$12,553

Debt	$1,799	$3,004	$1,327	$(293)	$5,837
Rent payable	—	—	37	(37)	—
Other liabilities	139	172	166	(109)	368

Total liabilities	1,938	3,176	1,530	(439)	6,205
Limited partnership interests of third parties	139	—	—	—	139
Partners’ capital	6,187	3,409	3,552	(6,961)	6,187

Total liabilities and partners’ capital	8,264	6,585	5,082	(7,400)	12,531
Non-controlling interests – consolidated partnerships	—	—	22	—	22

Total liabilities and capital	$8,264	$6,585	$5,104	$(7,400)	$12,553

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$831	$5,504	$4,404	$—	$10,739
Due from managers	(19)	—	85	(1)	65
Investments in affiliates	5,844	1,229	34	(6,878)	229
Rent receivable	—	37	—	(37)	—
Deferred financing costs, net	38	1	7	—	46
Furniture, fixtures and equipment replacement fund	37	52	30	—	119
Other	493	62	218	(575)	198
Restricted cash	—	—	44	—	44
Cash and cash equivalents	255	44	209	—	508

Total assets	$7,479	$6,929	$5,031	$(7,491)	$11,948

Debt	$1,606	$3,344	$1,263	$(337)	$5,876
Rent payable	—	—	37	(37)	—
Other liabilities	127	261	153	(239)	302

Total liabilities	1,733	3,260	1,453	(613)	6,178
Limited partnership interests of third parties	158	—	—	—	158
Partners’ capital	5,588	3,605	3,554	(6,878)	5,588

Total liabilities and partners’ capital	7,479	6,929	5,007	(7,491)	11,924
Non-controlling interests – consolidated partnerships	—	—	24	—	24

Total liabilities and capital	$7,479	$6,929	$5,031	$(7,491)	$11,948

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$125	$593	$4,073	$(633)	$4,158
Hotel operating expenses	—	—	(2,895)	—	(2,895)
Property-level expenses	(22)	(145)	(220)	—	(387)
Depreciation and amortization	(107)	(312)	(243)	—	(662)
Corporate and other expenses	(8)	(59)	(49)	—	(116)
Rental expense	—	—	(633)	633	—
Interest income	11	3	12	(19)	7
Interest expense	(93)	(227)	(78)	19	(379)
Net gains on property transactions	1	—	13	—	14
Gain on foreign currency transactions and derivatives	4	—	1	—	5
Equity in earnings (losses) of affiliates	(157)	49	(2)	78	(32)

Income (loss) before income taxes	(246)	(98)	(21)	78	(287)
Benefit for income taxes	(2)	—	41	—	39

INCOME (LOSS) FROM CONTINUING OPERATIONS	(248)	(98)	20	78	(248)
Income (loss) from discontinued operations	(10)	(15)	(1)	16	(10)

NET INCOME (LOSS)	(258)	(113)	19	94	(258)
Less: Net loss attributable to non-controlling interests	—	—	1	—	1

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(258)	$(113)	$20	$94	$(257)

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$135	$782	$5,049	$(827)	$5,139
Hotel operating expenses	—	—	(3,406)	—	(3,406)
Property-level expenses	(24)	(156)	(206)	—	(386)
Depreciation and amortization	(60)	(269)	(228)	—	(557)
Corporate and other expenses	(5)	(29)	(24)	—	(58)
Gain on insurance settlement	—	—	7	—	7
Rental expense	—	—	(827)	827	—
Interest income	26	6	18	(30)	20
Interest expense	(97)	(226)	(82)	30	(375)
Net gains (losses) on property transactions	(2)	—	4	—	2
Gain/(loss) on foreign currency transactions and derivatives	(18)	—	19	—	1
Equity in earnings (losses) of affiliates	410	126	2	(548)	(10)

Income (loss) before income taxes	365	234	326	(548)	377
Benefit (provision) for income taxes	15	—	(12)	—	3

INCOME (LOSS) FROM CONTINUING OPERATIONS	380	234	314	(548)	380
Income (loss) from discontinued operations	34	14	2	(16)	34

NET INCOME	$414	$248	$316	$(564)	$414
Less: Net income attributable to non-controlling interests	—	—	(3)	—	(3)

Net income attributable to Host Hotels & Resorts, L.P.	$414	$248	$313	$(564)	$411

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$170	$879	$5,156	$(956)	$5,249
Hotel operating expenses	—	—	(3,422)	—	(3,422)
Property-level expenses	(27)	(153)	(205)	—	(385)
Depreciation and amortization	(56)	(246)	(197)	—	(499)
Corporate and other expenses	(7)	(33)	(29)	—	(69)
Gain on insurance settlement	—	—	51	—	51
Rental expense	—	—	(956)	956	—
Interest income	34	8	25	(30)	37
Interest expense	(156)	(192)	(126)	30	(444)
Net gains on property transactions	—	3	3	—	6
Equity in earnings (losses) of affiliates	577	87	—	(653)	11

Income (loss) before income taxes	535	353	300	(653)	535
Provision for income taxes	(3)	—	—	—	(3)

INCOME (LOSS) FROM CONTINUING OPERATIONS	532	353	300	(653)	532
Income (loss) from discontinued operations	202	149	2	(151)	202

NET INCOME (LOSS)	$734	$502	$302	$(804)	$734
Less: Net income attributable to non-controlling interests	—	—	(6)	—	(6)

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$734	$502	$296	$(804)	$728

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$63	$198	$291	$552

INVESTING ACTIVITIES
Proceeds from sales of assets, net	30	143	26	199
Proceeds form sale of interest in CMB Joint Venture LLC	13	—	—	13
Investment in affiliates	32	—	—	32
Capital expenditures	(24)	(173)	(143)	(340)
Change in furniture, fixtures and equipment (FF&E) reserves	(4)	20	(22)	(6)
Change in restricted cash designated for FF&E reserves	—	(4)	(10)	(14)
Other	—	—	—	—

Cash provided by (used in) investing activities	47	(14)	(149)	(116)

FINANCING ACTIVITIES
Financing costs	(15)	—	(5)	(20)
Issuances of debt	786	—	120	906
Credit facility, repayments and draws, net	(410)	—	—	(410)
Repurchase of senior notes, including exchangeable debentures	(139)	—	—	(139)
Debt prepayments and scheduled maturities	—	(342)	—	(342)
Scheduled principal repayments	—	(3)	(11)	(14)
Common OP unit issuance	767	—	—	767
Distributions on common OP units	(43)	—	—	(43)
Distributions on preferred OP units	(9)	—	—	(9)
Distributions to non-controlling interests	—	—	(2)	(2)
Change in restricted cash other than FF&E replacement	—	3	1	4
Transfers to/from Parent	38	148	(186)	—

Cash provided by (used in) financing activities	975	(194)	(83)	698

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,085	$(10)	$59	$1,134

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$61	$401	$558	$1,020

INVESTING ACTIVITIES
Proceeds from sales of assets, net	14	24	—	38
Investment in affiliates	(77)	—	—	(77)
Capital expenditures	(54)	(356)	(262)	(672)
Change in furniture, fixtures and equipment (FF&E) reserves	(4)	5	2	3
Change in restricted cash designated for FF&E reserves	—	6	—	6
Other	—	—	(14)	(14)

Cash used in investing activities	(121)	(321)	(274)	(716)

FINANCING ACTIVITIES
Financing costs	(3)	—	(5)	(8)
Issuances of debt	—	—	300	300
Credit facility, repayments and draws, net	410	—	—	410
Repurchase of senior notes, including exchangeable debentures	(82)	—	—	(82)
Debt prepayments and scheduled maturities	—	(34)	(211)	(245)
Scheduled principal repayments	—	(6)	(10)	(16)
Common OP unit repurchase	(100)	—	—	(100)
Distributions on common OP units	(542)	—	—	(542)
Distributions on preferred OP units	(9)	—	—	(9)
Distributions to non-controlling interests	—	—	(8)	(8)
Change in restricted cash other than FF&E replacement	—	1	15	16
Transfers to/from Parent	345	(60)	(285)	—

Cash provided by (used in) financing activities	19	(99)	(204)	(284)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(41)	$(19)	$80	$20

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Year Ended December 31, 2007

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$47	$511	$443	$1,001

INVESTING ACTIVITIES
Proceeds from sales of assets, net	55	345	—	400
Acquisitions	(15)	—	—	(15)
Deposits for acquisitions	—	—	(22)	(22)
Investment in affiliates	(12)	—	—	(12)
Capital expenditures	(48)	(302)	(263)	(613)
Change in furniture, fixtures and equipment (FF&E) reserves	(3)	(11)	(9)	(23)
Change in restricted cash designated for FF&E reserves	—	10	45	55
Property insurance proceeds	7	—	31	38

Cash provided by (used in) investing activities	(16)	42	(218)	(192)

FINANCING ACTIVITIES
Financing costs	(6)	—	(3)	(9)
Issuances of debt	591	—	434	1,025
Credit facility, repayments and draws, net	(250)	—	—	(250)
Debt prepayments and scheduled maturities	(6)	(33)	(976)	(1,015)
Scheduled principal repayments	—	(4)	(31)	(35)
Distributions on common OP units	(460)	—	—	(460)
Distributions on preferred OP units	(9)	—	—	(9)
Distributions to non-controlling interests	—	—	(6)	(6)
Change in restricted cash other than FF&E replacement	(1)	13	62	74
Transfers to/from Parent	140	(497)	357	—

Cash used in financing activities	(1)	(521)	(163)	(685)

INCREASE IN CASH AND CASH EQUIVALENTS	$30	$32	$62	$124

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)

19. Quarterly Financial Data (unaudited)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$865	$1,055	$907	$1,331
Operating profit (loss)	19	58	(8)	30
Loss from continuing operations	(55)	(57)	(67)	(68)
Income (loss) from discontinued operations	(5)	(12)	9	(4)
Net loss	(60)	(69)	(58)	(72)
Net loss attributable to Host Hotels & Resorts, L.P	(60)	(69)	(56)	(72)
Net loss available to common unitholders	(62)	(71)	(58)	(74)
Basic earnings (loss) per common unit:
Continuing operations	(.11)	(.10)	(.11)	(.11)
Discontinued operations	(.01)	(.02)	.02	(.01)
Net loss	(.12)	(.12)	(.09)	(.12)
Diluted earnings (loss) per common unit:
Continuing operations	(.11)	(.10)	(.11)	(.11)
Discontinued operations	(.01)	(.02)	.02	(.01)
Net loss	(.12)	(.12)	(.09)	(.12)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$1,033	$1,375	$1,131	$1,600
Operating profit	134	271	117	217
Income from continuing operations	63	176	28	112
Income (loss) from discontinued operations	—	17	19	(1)
Net income	63	193	47	111
Net income attributable to Host Hotels & Resorts, L.P.	57	191	50	113
Net income available to common unitholders	55	189	48	111
Basic earnings per common unit:
Continuing operations	.10	.32	.05	.21
Discontinued operations	—	.03	.04	—
Net income	.10	.35	.09	.21
Diluted earnings per common unit:
Continuing operations	.10	.31	.05	.18
Discontinued operations	—	.03	.04	—
Net income	.10	.34	.09	.18

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host LP. With the participation of Host’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of Host LP’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Host LP’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Host LP to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host’s 2010 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of Host’s and our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Item 4 in Part I of this Annual Report for information regarding Host’s executive officers.

The information required by this item with respect to Host’s Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled “Corporate Governance & Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since Host’s last annual report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 8 of the Code of Business Conduct and Ethics, entitled Special Ethics Obligations of Employees with Financial Reporting Obligations. The Code is available at the Investor Information/ Governance section of Host’s website at www.hosthotels.com. A copy of the Code is available in print to unitholders, free of charge, upon request to Host at the address set forth in Item 1, “Business – Where to find additional Information,” Attn: Secretary. We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance & Board Matters—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance & Board Matters – Independence of Directors.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders entitled “Auditor Fees.”

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

(b) EXHIBITS

Exhibit No.	Description

2.1	Master Agreement and Plan of Merger among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership dated as of November 14, 2005 (incorporated by reference from Annex A to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.2	Indemnification Agreement among Host Marriott Corporation, Host Marriott L.P. and Starwood Hotels & Resorts Worldwide, Inc. dated November 14, 2005 (incorporated by reference from Annex B to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.3	Tax Sharing and Indemnification Agreement among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership dated as of November 14, 2005 (incorporated by reference from Annex C to the proxy statement/prospectus contained in Host Marriott Corporation’s Registration Statement on Form S-4 (Registration No. 333-130249) filed on December 9, 2005).

2.4	Amendment Agreement, dated March 24, 2006, amending the master agreement and plan of merger, the indemnification agreement and the tax sharing and indemnification agreement by and among Host Marriott Corporation, Host Marriott, L.P., Horizon Supernova Merger Sub, L.L.C., Horizon SLT Merger Sub, L.P., Starwood Hotels & Resorts Worldwide, Inc., Starwood Hotels & Resorts, Sheraton Holding Corporation and SLT Realty Limited Partnership, each dated November 14, 2005 (incorporated by reference to Exhibit 2.4 of Host Marriott Corporation’s Current Report on Form 8-K, filed March 28, 2006).

Exhibit No.	Description

3.1	Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007).

3.2	Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 6, 2008 (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on November 12, 2008).

4.1	Reserved.

4.2	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated August 6, 1998).

4.3	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998).

4.4	Amended and Restated Twelfth Supplemental Indenture, dated as of July 28, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatures thereto and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee to the Amended and Restated Indenture, dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).

4.5	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

4.6	Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

4.7	Sixteenth Supplemental Indenture, dated March 10, 2005, by and among Host Marriott, L.P., the Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.19 of Host Marriott, L.P.’s Report on Form 8-K, filed on March 15, 2005).

4.8	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.26 of Host Marriott Corporation’s Current Report on Form 8-K, filed April 10, 2006).

Exhibit No.	Description

4.9	Twenty-Second Supplemental Indenture, dated November 2, 2006, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.27 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed November 7, 2006).

4.10	Twenty-Third Supplemental Indenture, dated March 23, 2007, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed March 29, 2007).

4.11	Registration Rights Agreement, dated March 23, 2007, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Goldman, Sachs & Co. and Banc of America Securities LLC, as representatives of the several Initial Purchasers named therein, related to the 2.625% Exchangeable Senior Debentures due 2027 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on March 29, 2007).

4.12	Twenty-Ninth Supplemental Indenture, dated May 11, 2009, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 11, 2009).

4.13	Thirty-Second Supplemental Indenture, dated December 22, 2009, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed December 23, 2009).

4.14	Registration Rights Agreement, dated December 22, 2009, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., in their capacity as representatives of the several initial purchasers of the debentures, related to the 2.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on December 23, 2009).

10.1	Reserved.

10.2	Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference from Host Marriott Corporation’s Current Report on Form 8-K dated October 25, 1993).

10.3	Amendment No. 1 to the Distribution Agreement dated December 29, 1995 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation Current Report on Form 8-K dated January 16, 1996).

10.4	Amendment No. 2 to the Distribution Agreement dated June 21, 1997 by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.8 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

Exhibit No.	Description

10.5	Amendment No. 3 to the Distribution Agreement dated March 3, 1998 by and among Host Marriott Corporation, Host Marriott Services Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.9 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.6	Amendment No. 4 to the Distribution Agreement by and among Host Marriott Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.10 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.7	Amendment No. 5 to the Distribution Agreement, dated December 18, 1998, by and among Host Marriott Corporation, Host Marriott Services Corporation and Marriott International Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Form 10-K for the year ended December 31, 1998, filed on March 26, 1999).

10.8	Amendment No. 6, dated as of January 10, 2001, to the Distribution Agreement dated as of September 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.14 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.9	Amendment No. 7, dated as of December 29, 2001, to the Distribution Agreement dated as of December 15, 1993 between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 6, 2002, filed on October 21, 2002).

10.10	Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 2.1 of Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.11	Amendment to Distribution Agreement dated December 22, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 10.16 of Host Marriott Corporation’s Form Report on 10-K for the year ended December 31, 1998, filed on March 26, 1999).

10.12	Tax Sharing Agreement dated as of October 5, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation’s Current Report on Form 8-K dated October 25, 1993).

10.13	Tax Administration Agreement dated as of October 8, 1993 by and between Host Marriott Corporation and Marriott International, Inc. (incorporated by reference to Host Marriott Corporation’s Current Report on Form 8-K dated October 25, 1993).

10.14	Restated Noncompetition Agreement dated March 3, 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.17 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

10.15	First Amendment to Restated Noncompetition Agreement by and among Host Marriott Corporation, Marriott International, Inc. and Sodexho Marriott Services, Inc. (incorporated by reference to Exhibit 10.18 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 20, 1998).

Exhibit No.	Description

10.16	Employee Benefits and Other Employment Matters Allocation Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Exhibit 99.4 of Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.17	Tax Sharing Agreement dated as of December 29, 1995 by and between Host Marriott Corporation and Host Marriott Services Corporation (incorporated by reference to Host Marriott Corporation’s Current Report on Form 8-K filed with the Commission on January 16, 1996).

10.18	Contribution Agreement dated as of April 16, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein, together with Exhibit B (incorporated by reference to Exhibit 10.20 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement No. 333-55807, on Form S-4, filed on September 30, 1998).

10.19	Amendment No. 1 to Contribution Agreement dated May 8, 1998 among Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.21 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed with the Commission on September 30, 1998).

10.20	Amendment No. 2 to Contribution Agreement dated May 18, 1998 among Host Marriott Corporation, Host Marriott, L.P. and the contributors named therein (incorporated by reference to Exhibit 10.22 of Host Marriott Corporation’s Amendment No. 3 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed with the Commission on September 30, 1998).

10.21	Employee Benefits and Other Employment Matters Allocation Agreement between Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.25 of Host Marriott Corporation’s Amendment No. 2 to its Registration Statement on Form S-4 (SEC File No. 333-64793) filed with the Commission on November 10, 1998).

10.22	Amendment to the Employee Benefits and Other Employment Matters Allocation Agreement effective as of December 29, 1998 by and between Host Marriott Corporation, Marriott International, Inc., Sodexho Marriott Services, Inc., Crestline Capital Corporation and Host Marriott, L.P. (incorporated by reference to Exhibit 10.34 of Host Marriott Corporation’s Report on Form 10-K for the year ended December 31, 1998, filed on March 26, 1999).

10.23	Noncompetition Agreement among Host Marriott Corporation, Host Marriott, L.P. and Crestline Capital Corporation, dated December 28, 1998 (incorporated by reference to Exhibit 10.19 of Host Marriott Corporation’s Annual Report on Form 10-K dated December 31, 1998, filed on March 26, 1999).

10.24	First Amendment, dated as of December 28, 1998, to the Restated Noncompetition Agreement dated March 3, 1998 by and among Host Marriott Corporation, Marriott International, Inc. and Crestline Capital Corporation (incorporated by reference to Exhibit 10.32 of Host Marriott Corporation’s Annual Report on Form 10-K for 2003, filed March 2, 2004).

10.25	Acquisition and Exchange Agreement dated November 13, 2000 by and among Host Marriott, L.P. and Crestline Capital Corporation and certain other parties named therein (incorporated by reference to Exhibit 99.2 of Host Marriott, L.P.’s Form 8-K/A filed December 14, 2000).

10.26	Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.26 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

Exhibit No.	Description

10.27	Trust Agreement between T. Rowe Price Trust Company and Host Marriott, L.P., dated November 23, 2005, relating to the Host Marriott, L.P. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006.)

10.28	Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.29	Host Hotels & Resorts, L.P. Retirement and Savings Plan, as amended and restated, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.29 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.30*	Host Hotels & Resorts, Inc.’s Non-Employee Director’s Deferred Stock Compensation Plan, as amended and restated, effective as of December 15, 2009.

10.31	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.31 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.32	Form of Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.32 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed November 12, 2008).

10.33	Form of Restricted Stock Agreement for 2009 for use under the 1997 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.34	Form of Option Agreement for 2009 under the 1997 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.35	Form of Restricted Stock Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.36	Form of Option Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.37#	Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of December 8, 2006, by and among HST GP EURO B.V., HST LP EURO B.V., Stichting Pensioenfonds ABP and Jasmine Hotels PTE Ltd. (incorporated by reference to Exhibit 10.41 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 27, 2007).

10.38	Second Amended and Restated Credit Agreement, dated as of May 25, 2007, among Host Hotels & Resorts, L.P., Host Euro Business Trust, Certain Canadian Subsidiaries of Host Hotels & Resorts, L.P., Deutsche Bank AG New York Branch, Bank of America, N.A., Citicorp North America, Inc., Société Générale, Calyon New York Branch, and Various Lenders (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

Exhibit No.	Description

10.39	Second Amended and Restated Pledge and Security Agreement, dated as of May 25, 2007, among Host Hotels & Resorts, L.P. and the other Pledgors named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

10.40	Second Amended and Restated Subsidiaries Guaranty, dated as of May 25, 2007, by the subsidiaries of Host Hotels & Resorts, L.P. named as Guarantors therein (incorporated by reference to Exhibit 10.3 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

10.41	Amendment No. 1 to Credit Agreement, dated as of April 22, 2008, among Host Hotels & Resorts, L.P., Host Holding Business Trust, Certain Subsidiaries of Host Hotels & Resorts, L.P., Deutsche Bank AG New York Branch and Various Lenders (incorporated by reference to Exhibit 10.41 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on April 28, 2008).

10.42	Amended and Restated Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Employee Stock Purchase Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on February 25, 2008).

10.43	Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

10.44	Sales Agency Financing Agreement, dated August 19, 2009, between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC, as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed with the Commission on August 20, 2009).

12*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	List of Subsidiaries of Host Hotel & Resorts, L.P.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith.
#	Confidential treatment requested.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on February 28, 2010.

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

Signatures	Title	Date

/S/ RICHARD E. MARRIOTT Richard E. Marriott	Chairman of the Board of Directors	February 28, 2010

/S/ W. EDWARD WALTER W. Edward Walter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2010

/S/ LARRY K. HARVEY Larry K. Harvey	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2010

/S/ BRIAN G. MACNAMARA Brian G. Macnamara	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2010

/S/ ROBERT M. BAYLIS Robert M. Baylis	Director	February 28, 2010

/S/ WILLARD W. BRITTAIN Willard W. Brittain, Jr.	Director	February 28, 2010

/S/ TERENCE C. GOLDEN Terence C. Golden	Director	February 28, 2010

/S/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	February 28, 2010

/S/ JOHN B. MORSE, JR. John B. Morse, Jr.	Director	February 28, 2010

/S/ GORDON H. SMITH Gordon H. Smith	Director	February 28, 2010

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(in millions)

Description (1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2009				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hotels:
The Ritz-Carlton, Amelia Island, Florida	$—	$25	$115	$50	$25	$165	$190	$46	—	1998	40
Four Seasons, Atlanta, Georgia	—	5	48	18	6	65	71	20	—	1998	40
Grand Hyatt, Atlanta, Georgia	—	8	88	16	8	104	112	31	—	1998	40
Atlanta Marquis, Georgia	124	13	184	158	16	339	355	81	—	1998	40
Atlanta Midtown Suites, Georgia	—	—	26	8	—	34	34	12	—	1996	40
Westin Buckhead, Georgia	—	5	84	20	6	103	109	31	—	1998	40
Miami Biscayne Bay, Florida	—	—	27	20	—	47	47	18	—	1998	40
Boston Marriott Copley Place, Massachusetts	—	—	203	45	—	248	248	54	—	2002	40
Hyatt Regency, Burlingame, California	—	16	119	49	20	164	184	47	—	1998	40
Calgary, Canada	34	5	18	14	5	32	37	14	—	1996	40
Hyatt Regency, Cambridge, Massachusetts	—	18	84	(4)	19	79	98	30	—	1998	40
Chicago/Downtown Courtyard, Illinois	—	7	27	11	7	38	45	15	—	1992	40
Chicago Embassy Suites, Illinois	—	—	86	5	—	91	91	13	—	2004	40
Chicago O’Hare, Illinois	—	4	26	37	4	63	67	46	—	1998	40
Chicago O’Hare Suites, Illinois	—	5	36	6	5	42	47	13	—	1997	40
Swissôtel, Chicago, Illinois	—	29	132	70	30	201	231	46	—	1998	40
Coronado Island Resort, California	—	—	53	25	—	78	78	24	—	1997	40
Costa Mesa Suites, California	—	3	18	6	3	24	27	9	—	1996	40
Dallas Quorum, Texas	—	14	27	17	14	44	58	19	—	1994	40
Dayton, Ohio	—	2	30	7	2	37	39	11	—	1998	40
Hyatt DC Capitol Hill, Washington, D.C.	—	40	230	16	40	246	286	27	—	2006	40
The Ritz-Carlton, Dearborn, Michigan	—	8	51	(37)	2	20	22	18	—	1998	40
Denver Tech Center, Colorado	—	6	26	26	6	52	58	19	—	1994	40
Westin Tabor Center, Colorado	39	—	89	6	—	95	95	9	—	2006	40
Desert Springs Resort and Spa, California	77	13	143	110	14	252	266	79	—	1997	40
Gaithersburg/Washingtonian Center, Maryland	—	7	22	8	7	30	37	11	—	1993	40
Harbor Beach Resort, Florida	134	—	62	89	—	151	151	55	—	1997	40
Houston Airport, Texas	—	—	10	37	—	47	47	35	—	1984	40
Houston Medical Center, Texas	—	—	19	17	—	36	36	14	—	1998	40
Westin Indianapolis, Indiana	—	11	100	6	12	105	117	11	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(in millions)

Description (1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2009				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
JW Marriott Hotel at Lenox, Georgia	—	16	21	17	16	38	54	20	—	1990	40
JW Marriott Houston, Texas	—	4	26	22	6	46	52	22	—	1994	40
JWDC, Washington, D.C.	119	26	98	40	26	138	164	40	—	2003	40
Kansas City Airport, Missouri	—	—	8	21	—	29	29	25	—	1993	40
Westin Kierland, Arizona	—	100	280	4	100	284	384	24	—	2006	40
Fairmont Kea Lani, Hawaii	—	55	294	11	55	305	360	44	—	2003	40
Key Bridge, Virginia	—	—	38	31	—	69	69	50	—	1997	40
Manhattan Beach, California	—	7	29	13	—	49	49	20	—	1997	40
Marina Beach, California	—	—	13	23	—	36	36	14	—	1995	40
Maui Hyatt, Hawaii	—	92	212	21	92	233	325	39	—	2003	40
Memphis, Tennessee	—	—	16	34	—	50	50	19	—	1998	40
Mexico/Polanco, Mexico	—	11	35	7	10	43	53	25	—	1996	40
McDowell Mountains, Arizona	—	8	48	3	8	51	59	7	—	2004	40
Minneapolis City Center, Minnesota	—	—	27	38	—	65	65	36	—	1986	40
New Orleans, Louisiana	—	16	96	106	16	202	218	74	—	1996	40
New York Financial Center, New York	—	19	79	38	19	117	136	41	—	1997	40
New York Marquis, New York	—	—	552	129	—	681	681	384	—	1986	40
Newark Airport, New Jersey	—	—	30	4	—	34	34	16	—	1984	40
Newport Beach, California	100	11	13	112	11	125	136	56	—	1975	40
Orlando World Center Marriott, Florida	300	18	157	311	29	457	486	130	—	1997	40
Pentagon City Residence Inn, Virginia	—	6	29	6	6	35	41	13	—	1996	40
Philadelphia Airport, Pennsylvania	—	—	42	7	—	49	49	17	—	1995	40
Philadelphia CC and HH, Pennsylvania	—	3	144	66	11	202	213	72	—	1995	40
Four Seasons, Philadelphia, Pennsylvania	—	26	60	20	27	79	106	26	—	1998	40
Portland, Oregon	—	6	40	20	6	60	66	24	—	1994	40
Hyatt Regency, Reston, Virginia	—	11	78	17	12	94	106	28	—	1998	40
The Ritz-Carlton, Phoenix, Arizona	—	10	63	5	10	68	78	22	—	1998	40
The Ritz-Carlton, Tysons Corner, Virginia	—	—	89	13	—	102	102	33	—	1998	40
The Ritz-Carlton, San Francisco, California	—	31	123	20	31	143	174	44	—	1998	40
San Antonio Rivercenter, Texas	—	—	86	67	—	153	153	50	—	1996	40
San Antonio Riverwalk, Texas	—	—	45	17	—	62	62	22	—	1995	40
San Diego Hotel and Marina, California	—	—	202	207	—	409	409	121	—	1996	40

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(in millions)

Description (1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2009				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
San Diego Mission Valley, California	—	4	23	10	4	33	37	12	—	1998	40
San Francisco Airport, California	—	11	48	37	12	84	96	33	—	1994	40
San Francisco Fisherman’s Wharf, California	—	6	20	16	6	36	42	16	—	1994	40
San Francisco Moscone Center, California	—	—	278	70	—	348	348	158	—	1989	40
San Ramon, California	—	—	22	16	—	38	38	13	—	1996	40
Santa Clara, California	—	—	39	52	—	91	91	58	—	1989	40
Seattle SeaTac Airport, Washington	—	3	42	15	3	57	60	25	—	1998	40
Tampa Waterside, Florida	—	—	—	105	11	94	105	24	2000	—	40
The Ritz-Carlton, Buckhead, Georgia	—	14	81	57	15	137	152	47	—	1996	40
The Ritz-Carlton, Marina del Rey, California	—	—	52	23	—	75	75	29	—	1997	40
The Ritz-Carlton, Naples, Florida	200	19	126	92	21	216	237	87	—	1996	40
The Ritz-Carlton, Naples Golf Lodge, Florida	—	6	—	66	6	66	72	14	2002	—	40
Toronto Airport, Canada	23	5	24	15	5	39	44	14	—	1996	40
Toronto Eaton Center, Canada	35	—	27	16	—	43	43	15	—	1995	40
Toronto Delta Meadowvale, Canada	32	4	20	17	4	37	41	17	—	1996	40
Dulles Airport, Washington, D.C.	—	—	3	34	—	37	37	28	—	1970	40
Washington Metro Center, Washington D.C.	—	20	24	18	20	42	62	16	—	1994	40
Westfields, Virginia	—	7	32	15	7	47	54	18	—	1994	40
Sheraton Boston, Massachusetts	—	42	262	30	42	292	334	27	—	2006	40
Sheraton, Indianapolis, Indiana	—	3	51	1	3	52	55	5	—	2006	40
Sheraton New York Hotel & Towers, New York	—	346	409	29	346	438	784	45	—	2006	40
Sheraton, Parsippany, New Jersey	—	8	30	6	8	36	44	4	—	2006	40
Sheraton Santiago Hotel & Convention Center, Chile	—	19	11	2	19	13	32	2	—	2006	40
San Cristobal Tower, Santiago, Chile	—	7	15	1	7	16	23	1	—	2006	40
St. Regis Hotel, Houston, Texas	—	6	33	11	6	44	50	5	—	2006	40
W New York, New York	—	138	102	29	138	131	269	15	—	2006	40
W Seattle, Washington	—	11	125	—	11	125	136	12	—	2006	40
Westin Cincinnati, Ohio	—	—	54	9	—	63	63	7	—	2006	40
Westin Grand, Washington, D.C.	—	16	80	9	16	89	105	9	—	2006	40
Westin Los Angeles Airport, California	—	—	102	11	—	113	113	11	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(in millions)

Description (1)	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2009				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Westin Mission Hills Resort, California	—	38	49	11	38	60	98	7	—	2006	40
Westin Seattle, Washington	—	39	175	2	39	177	216	17	—	2006	40
Westin South Coast Plaza, California	—	—	47	8	—	55	55	11	—	2006	40
Westin Waltham Boston, Massachusetts	—	9	59	7	9	66	75	7	—	2006	40
Sheraton San Diego Marina, California	—	—	328	18	—	346	346	32	—	2006	40
Atlanta Perimeter Center, Georgia	—	—	7	33	15	25	40	18	—	1976	40
Denver West, Colorado	—	—	12	10	—	22	22	12	—	1983	40
Greensboro, North Carolina	—	—	19	8	—	27	27	11	—	1983	40
Courtyard Nashua, New Hampshire	—	3	14	6	3	20	23	11	—	1989	40
Hilton Singer Island Oceanfront Resort, Florida	—	3	10	11	2	22	24	11	—	1986	40
Park Ridge, New Jersey	—	—	20	10	—	30	30	9	—	1987	40
Rocky Hill, Connecticut	—	—	17	5	—	22	22	10	—	1991	40
South Bend, Indiana	—	—	8	9	—	17	17	8	—	1981	40
Downers Grove Suites, Illinois	—	2	14	5	2	19	21	7	—	1989	40
Newport Beach Bay view Suites, California	—	6	14	8	6	22	28	7	—	1975	40
Scottsdale Old Town Suites, Arizona	—	3	20	6	3	26	29	8	—	1988	40
Tampa Airport, Florida	—	—	9	17	—	26	26	19	—	2000	40
Sheraton Needham Hotel, Massachusetts	—	5	27	2	5	29	34	3	—	1986	40

Total hotels:	1,217	1,523	8,240	3,294	1,574	11,483	13,057	3,391
Other properties, each less than 5% of total	—	—	7	12	—	19	19	13		various	40

TOTAL	$1,217	$1,523	$8,247	$3,306	$1,574	$11,502	$13,076	$3,404

(1)	Each hotel is operated as a Marriott-brand hotel unless otherwise indicated by its name.

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2009, 2008 and 2007 is as follows:

Balance at December 31, 2006	$12,317
Additions:
Acquisitions	15
Capital expenditures and transfers from construction-in-progress	411
Deductions:
Dispositions and other	(215)

Balance at December 31, 2007	12,528
Additions:
Acquisitions	93
Capital expenditures and transfers from construction-in-progress	512
Deductions:
Dispositions and other	(18)

Balance at December 31, 2008	13,115
Additions:
Acquisitions	2
Capital expenditures and transfers from construction-in-progress	326
Deductions:
Dispositions and other	(265)
Impairments	(94)
Assets held for sale	(8)

Balance at December 31, 2009	$13,076

SCHEDULE III

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(in millions)

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2009, 2008 and 2007 is as follows:

Balance at December 31, 2006	$2,363
Depreciation and amortization	378
Dispositions and other	(90)

Balance at December 31, 2007	2,651
Depreciation and amortization	430
Dispositions and other	(6)

Balance at December 31, 2008	3,075
Depreciation and amortization	451
Dispositions and other	(121)
Depreciation on assets held for sale	(1)

Balance at December 31, 2009	$3,404

(C)	The aggregate cost of real estate for federal income tax purposes is approximately $9,601 million at December 31, 2009.

(D)	The total cost of properties excludes construction-in-progress properties.