Form 10-Q
period 2010-03-26
HOST HOTELS & RESORTS L.P.
filed 2010-05-06
CIK 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 26, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Class	Units outstanding as of April 30, 2010
Units of limited partnership interest	655,110,573

CONDENSED CONSOLIDATED BALANCE SHEETS

March 26, 2010 and December 31, 2009

(in millions)

	March 26, 2010	December 31, 2009
	(unaudited)
ASSETS
Property and equipment, net	$10,144	$10,231
Assets held for sale	3	8
Due from managers	41	29
Investments in affiliates	140	153
Deferred financing costs, net	46	49
Furniture, fixtures and equipment replacement fund	128	124
Other	277	264
Restricted cash	34	53
Cash and cash equivalents	1,245	1,642

Total assets	$12,058	$12,553

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL

Debt
Senior notes, including $1,132 million and $1,123 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,199	$4,534
Mortgage debt	1,098	1,217
Other	86	86

Total debt	5,383	5,837
Accounts payable and accrued expenses	164	174
Other	194	194

Total liabilities	5,741	6,205

Limited partnership interests of third parties	160	139

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Cumulative redeemable preferred limited partner	97	97
Limited partner Additional paid-in capital	6,026	6,077
Accumulated other comprehensive income	9	12

Total Host Hotels & Resorts, L.P. capital	6,133	6,187
Non-controlling interests—consolidated partnerships	24	22

Total capital	6,157	6,209

Total liabilities, limited partnership interest of third parties and capital	$12,058	$12,553

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 26, 2010 and March 27, 2009

(unaudited, in millions, except per unit amounts)

	Quarter ended
	March 26, 2010	March 27, 2009
REVENUES
Rooms	$484	$500
Food and beverage	252	266
Other	57	69

Total hotel sales	793	835
Rental income	30	29

Total revenues	823	864

EXPENSES
Rooms	140	134
Food and beverage	187	195
Other departmental and support expenses	222	230
Management fees	29	33
Other property-level expenses	86	81
Depreciation and amortization	136	155
Corporate and other expenses	25	16

Total operating costs and expenses	825	844

OPERATING PROFIT (LOSS)	(2)	20
Interest income	1	2
Interest expense	(96)	(87)
Net gains on property transactions and other	—	1
Losses on foreign currency transactions and derivatives	(2)	(1)
Equity in losses of affiliates	(5)	(3)

LOSS BEFORE INCOME TAXES	(104)	(68)
Benefit for income taxes	22	14

LOSS FROM CONTINUING OPERATIONS	(82)	(54)
Loss from discontinued operations, net of tax	(2)	(6)

NET LOSS	(84)	(60)
Less: Net income attributable to non-controlling interests	(1)	—

NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	(85)	(60)
Less: Distributions on preferred units	(2)	(2)

NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(87)	$(62)

Basic and diluted loss per common unit:
Continuing operations	$(.14)	$(.11)
Discontinued operations	—	(.01)

Basic and diluted loss per common unit	$(.14)	$(.12)

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 26, 2010 and March 27, 2009

(unaudited, in millions)

	Quarter ended
	March 26, 2010	March 27, 2009
OPERATING ACTIVITIES
Net loss	$(84)	$(60)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	—	(18)
Depreciation	1	24
Depreciation and amortization	136	155
Amortization of deferred financing costs	3	3
Amortization of debt premiums/discounts, net	9	7
Deferred income taxes	(21)	(15)
Net gains on property transactions and other	—	(1)
Loss on foreign currency transactions and derivatives	2	1
Non-cash loss (gain) on extinguishment of debt	2	(3)
Equity in losses of affiliates, net	5	3
Change in due from managers	(12)	3
Changes in other assets	15	7
Changes in other liabilities	(7)	14

Cash provided by operations	49	120

INVESTING ACTIVITIES
Proceeds from sales of assets, net	9	108
Return of capital from investments in affiliates	—	39
Capital expenditures:
Renewals and replacements	(27)	(49)
Repositionings and other investments	(23)	(59)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(4)	(1)
Change in restricted cash designated for FF&E replacement fund	6	3

Cash provided by (used in) investing activities	(39)	41

FINANCING ACTIVITIES
Financing costs	—	(3)
Issuances of debt	—	120
Repayments/redemption of senior notes, including exchangeable debentures	(346)	(69)
Mortgage debt prepayments and scheduled maturities	(124)	(34)
Scheduled principal repayments	(2)	(3)
Common OP unit issuance	55	—
Distributions on common OP units	(1)	(28)
Distributions on preferred OP units	(2)	(2)
Change in restricted cash other than FF&E replacement fund	13	3

Cash used in financing activities	(407)	(16)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(397)	145
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,642	508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,245	$653

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended March 26, 2010 and March 27, 2009

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended
	March 26, 2010	March 27, 2009
Interest paid	$68	$60
Income taxes paid	1	3

Supplemental disclosure of noncash investing and financing activities:

During the first quarter of 2010 and 2009, limited partners converted operating partnership units, or OP units, valued at approximately $10.9 million and $5.8 million, respectively, in exchange for approximately 0.9 million shares, during both the first quarter of 2010 and 2009, of Host Hotels & Resorts, Inc., or Host, common stock.

See notes to condensed consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Hotels & Resorts, L.P., or Host LP, a Delaware limited partnership operating through an umbrella partnership structure with Host Hotels & Resorts, Inc., or Host, as the sole general partner, is primarily the owner of hotel properties. Host operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of, March 26, 2010 Host held 98% of our operating partnership interests, or OP units.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2009.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 26, 2010 and the results of our operations and cash flows for the quarters ended March 26, 2010 and March 27, 2009. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Business Combinations

In conjunction with business combinations, we record the assets acquired, liabilities assumed and non-controlling interests assumed at fair value as of the acquisition date, including contingent consideration. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets.

Consolidation of Variable Interest Entities

We review all of our non-wholly owned entities to determine whether any of our interests constitute controlling financial interests in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance.

b.	The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. We perform this analysis on at least a quarterly basis, or more frequently if changes occur in the structure or control of our partnerships. We have reevaluated our interests in variable interest entities for the period ended March 26, 2010 and have determined that the entities are reflected properly in the financial statements as investments or consolidated entities.

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

	Quarter ended
	March 26, 2010	March 27, 2009
	(in millions, except per unit amounts)

Net loss	$(84)	$(60)
Net income attributable to non-controlling interests	(1)	—
Distributions on preferred units	(2)	(2)

Loss available to common unitholders	(87)	(62)
Assuming deduction of gain recognized for the repurchase of 2004 Debentures (a)	—	(2)

Diluted loss available to common unitholders	$(87)	$(64)

Basic weighted average units outstanding	645.4	540.5
Assuming weighted average units for repurchased 2004 Debentures	—	3.9

Diluted weighted average units outstanding	645.4	544.4

Basic and diluted loss per unit	$(.14)	$(.12)

(a)

During the first quarter of 2009, we repurchased $75 million face amount of the 3 1/4% Exchangeable Senior Debentures (the “2004 Debentures”) with a carrying value of $72 million for $69 million. The adjustments to dilutive earnings per common unit include the $3 million gain, net of interest expense on the repurchased debentures.

4.	Property and Equipment

Property and equipment consists of the following as of:

	March 26, 2010	December 31, 2009
	(in millions)
Land and land improvements	$1,571	$1,574
Buildings and leasehold improvements	11,535	11,502
Furniture and equipment	1,802	1,794
Construction in progress	84	104

	14,992	14,974
Less accumulated depreciation and amortization	(4,848)	(4,743)

	$10,144	$10,231

5.	Debt

Senior Notes. On January 20, 2010, we redeemed the remaining $346 million outstanding of our 7% Series M senior notes that were due in August 2012. As a result of the repurchase, we recorded an $8 million loss on debt extinguishments which is included in interest expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Mortgage Debt. On February 11, 2010, we repaid the $124 million, 7.4% mortgage on the Atlanta Marriott Marquis.

6.	Capital

Distributions. On March 16, 2010, Host’s Board of Directors declared a dividend of $0.01 per share on its common stock. The dividend was paid on April 15, 2010 to stockholders of record as of March 31, 2010. Accordingly, we made a distribution of $.01021494 per unit on our common OP units.

On March 16, 2010, Host’s Board of Directors declared a cash dividend of $0.5546875 per share on its Class E cumulative redeemable preferred stock. The dividend was paid on April 15, 2010 to preferred stockholders of record as of March 31, 2010. Accordingly, we made a similar distribution on our Class E cumulative preferred OP units.

Common Stock Offering. On August 19, 2009, Host entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under Securities and Exchange Commission (SEC) rules, including sales made directly on the New York Stock Exchange. BNY Mellon Capital Markets, LLC is acting as sales agent. During the first quarter of 2010, Host issued approximately 4.3 million shares of common stock through this program at an average price of $12.65 per share for proceeds of $54.8 million, net of $0.6 million of commissions. The net proceeds were contributed to us in exchange for common OP units based on the current conversion ratio of .9789 OP units per common share. Host may continue to sell shares of common stock under this program from time to time based on market conditions, although Host is not under an obligation to sell any shares. Since the inception of the program, Host has issued approximately 32.3 million shares for net proceeds of approximately $342 million. Host currently has approximately $54 million available for issuance under this program.

Capital and limited partnership interests of third parties are allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2009	$6,187	22	$6,209	$139
Net income (loss)	(84)	1	(83)	(1)
Issuance of common OP units	55	—	55	—
Changes in ownership	(22)	1	(21)	22
Other comprehensive income (loss) (note 8)	(3)	—	(3)	—

Balance, March 26, 2010	$6,133	$24	$6,157	$160

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2008	$5,588	24	$5,612	$158
Net income (loss)	(58)	—	(58)	(2)
Changes in ownership	9	—	9	(9)
Other comprehensive income (loss) (note 8)	(3)	—	(3)	—

Balance, March 27, 2009	$5,536	$24	$5,560	$147

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Geographic Information

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

	Quarter ended
	March 26, 2010	March 27, 2009
	(in millions)
United States	$795	$838
Canada	21	19
Chile	4	4
Mexico	3	3

Total revenue	$823	$864

8.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments.

The following table presents comprehensive income for all periods presented:

	Quarter ended
	March 26, 2010	March 27, 2009
	(in millions)
Net loss	$(84)	$(60)
Other comprehensive loss	(3)	(3)

Comprehensive loss	(87)	(63)
Comprehensive income attributable to the non-controlling interests	(1)	—

Comprehensive loss attributable to Host Hotels & Resorts, L.P.	$(88)	$(63)

9.	Dispositions

Assets Held for Sale. During the first quarter, we entered into an agreement to sell The Ritz-Carlton, Dearborn and we reclassified the assets and liabilities related to this hotel as of March 26, 2010. The following table summarizes the property and equipment, other assets and other liabilities for the property classified as held for sale on the respective balance sheet dates:

	March 26, 2010	December 31, 2009
	(in millions)
Property and equipment, net	$3	$8
Other assets	—	—

Total assets	$3	$8

Total liabilities	$—	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dispositions. In the first quarter of 2010, we received approximately $9 million from the sale of the Sheraton Braintree and recorded a nominal gain. Therefore, we included the operations of this hotel, as well as The Ritz-Carlton Dearborn, which is classified as held-for-sale, in discontinued operations. The following table summarizes the revenues, income (loss) before taxes, and the gain on dispositions, net of income tax, of the hotels which have been included in discontinued operations in the unaudited condensed consolidated statements of operations for the periods presented:

	Quarter ended
	March 26, 2010	March 27, 2009
	(in millions)
Revenues	$2	$22
Loss before income taxes	(2)	(24)
Gain on dispositions, net of tax	—	18

Net income attributable to Host Hotels & Resorts, L.P. is allocated between continuing and discontinued operations as follows:

	Quarter ended
	March 26, 2010	March 27, 2009
	(in millions)
Loss from continuing operations, net of tax	$(83)	$(54)
Discontinued operations, net of tax	(2)	(6)

Net loss attributable to Host Hotels & Resorts, L.P.	$(85)	$(60)

10.	Fair Value Measurements

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

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis and the change in the fair value of the derivative instruments at March 26, 2010.

	Fair Value at Measurement Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in fair value for the period ended March 26, 2010
	(in millions)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives (1)	$—	$3.1	$—	$4.1
Interest rate cap derivative	—	1.0	—	(0.8)
Forward currency purchase contracts (1)	—	6.6	—	4.9

(1)	These derivative contracts have been designated as hedging instruments.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest rate swap derivatives. We currently have three interest rate swap agreements for an aggregate notional amount of $300 million. We entered into the derivative instruments in order to hedge changes in the fair value of the fixed-rate debt that occur as a result of changes in market interest rates. We have designated these derivatives as fair value hedges. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. As of March 26, 2010 and December 31, 2009, we recorded an asset of $3.1 million and a liability of $1 million, respectively, related to the fair value of the swaps. We record the change in the fair value of the underlying debt due to change in the LIBOR rate as an addition to the carrying amount of the debt. At March 26, 2010, such change was $4.4 million. The difference between the change in the fair value of the swap and the change in the fair value in the underlying debt is considered the ineffective portion of the hedging relationship. We recognized a loss of $0.3 million related to the ineffective portion of the hedging relationship in the first quarter of 2010.

Interest Rate Cap Derivative. We currently have one interest rate cap agreement related to variable rate mortgage debt. The interest rate cap is valued based on the prevailing market yield curve on the date of measurement. We recognized a loss of $.8 million based on the changes in the fair value of the derivative during the first quarter of 2010. The fair value of the cap was $1.0 million and $1.8 million at March 26, 2010 and December 31, 2009, respectively. Changes in the fair value of these instruments are recorded in gain on foreign currency and derivatives on the consolidated statements of operations.

Foreign Currency Forward Purchase Contracts. We currently have three foreign currency forward purchase contracts to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the capital portion of our balance sheet. The forward purchase contracts are valued based on the forward yield curve of the Euro to U.S. Dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The following table summarizes our three foreign currency purchase contracts (in millions):

	Transaction	Transaction	Forward	Fair Value at		Change in Fair Value for the period ended
Transaction Date	Amount in Euros	Amount in Dollars	Purchase Date	March 26, 2010	December 31, 2009	March 26, 2010	March 27, 2009
February 2008	€30	$43	August 2011	$2.4	$(.1)	$2.5	$1.3
February 2008	15	22	February 2013	1.9	.7	1.2	0.5
May 2008	15	23	May 2014	2.3	1.1	1.2	0.3

Total	€60	$88		$6.6	$1.7	$4.9	$2.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Other Financial Assets and Liabilities. We did not elect the fair measurement option for any of our other financial assets or liabilities. Notes receivable and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates. Valuations for secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	March 26, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$11	$11	$11	$11
Financial liabilities
Senior notes	3,067	3,141	3,411	3,473
Exchangeable Senior Debentures	1,132	1,318	1,123	1,246
Mortgage debt and other, net of capital leases	1,183	1,169	1,302	1,269

11.	Non-controlling Interests of Consolidated Partnerships

As of March 26, 2010, we consolidate three majority-owned partnerships with mandatorily redeemable non-controlling interests with finite lives ranging from 99 to 100 years that terminate between 2081 and 2095. Third party partnership interests that have finite lives are included in non-controlling interests – consolidated partnerships in the consolidated balance sheets and totaled $24 million and $22 million as of March 26, 2010 and December 31, 2009, respectively. At March 26, 2010 and December 31, 2009, the fair values of the non-controlling interests in these partnerships were approximately $55 million and $44 million, respectively. As of March 26, 2010, none of our partnerships have infinite lives as defined by GAAP.

12.	Supplemental Guarantor and Non-Guarantor Subsidiary Information

A portion of our subsidiaries guarantee our senior notes. Among the subsidiaries not providing guarantees are those owning 23 of our full-service hotels, our taxable REIT subsidiaries and all of their respective subsidiaries, and HMH HPT RIBM LLC and HMH HPT CBM LLC, the lessees of the Residence Inn and Courtyard properties, respectively. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned by us.

The following condensed consolidating financial information sets forth the financial position as of March 26, 2010 and December 31, 2009, results of operations for the quarter ended March 26, 2010 and March 27, 2009 and cash flows for the quarter ended March 26, 2010 and March 27, 2009 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheets

(in millions)

March 26, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$703	$5,185	$4,256	$—	$10,144
Assets held for sale	3	—	—	—	3
Due from managers	(20)	1	60	—	41
Investments in affiliates	6,162	1,298	28	(7,348)	140
Rent receivable	—	18	—	(18)	—
Deferred financing costs, net	39	—	7	—	46
Furniture, fixtures and equipment replacement fund	41	30	57	—	128
Other	253	64	357	(397)	277
Restricted cash	—	1	33	—	34
Cash and cash equivalents	984	39	222	—	1,245

Total assets	$8,165	$6,636	$5,020	$(7,763)	$12,058

Debt	$1,744	$2,730	$1,202	$(293)	$5,383
Rent payable	—	—	18	(18)	—
Other liabilities	128	131	203	(104)	358

Total liabilities	1,872	2,861	1,423	(415)	5,741
Limited partnership interests of third parties	160	—	—	—	160
Capital	6,133	3,775	3,573	(7,348)	6,133

Total liabilities and capital	8,165	6,636	4,996	(7,763)	12,034
Non-controlling interests — consolidated partnerships	—	—	24	—	24

Total liabilities, limited partnership interests of third parties and capital	$8,165	$6,636	$5,020	$(7,763)	$12,058

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheets

(in millions)

December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$722	$5,210	$4,299	$—	$10,231
Assets held for sale	—	8	—	—	8
Due from managers	(23)	1	53	(2)	29
Investments in affiliates	5,887	1,199	28	(6,961)	153
Rent receivable	—	37	—	(37)	—
Deferred financing costs, net	42	—	7	—	49
Furniture, fixtures and equipment replacement fund	40	32	52	—	124
Other	256	64	344	(400)	264
Restricted cash	—	—	53	—	53
Cash and cash equivalents	1,340	34	268	—	1,642

Total assets	$8,264	$6,585	$5,104	$(7,400)	$12,553

Debt	$1,799	$3,004	$1,327	$(293)	$5,837
Rent payable	—	—	37	(37)	—
Other liabilities	139	172	166	(109)	368

Total liabilities	1,938	3,176	1,530	(439)	6,205
Limited partnership interests of third parties	139	—	—	—	139
Capital	6,187	3,409	3,552	(6,961)	6,187

Total liabilities and capital	8,264	6,585	5,082	(7,400)	12,531
Non-controlling interests – consolidated partnerships	—	—	22	—	22

Total liabilities, limited partnership interests of third parties and capital	$8,264	$6,585	$5,104	$(7,400)	$12,553

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

March 26, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$57	$112	$804	$(150)	$823
Hotel operating expenses	—	—	(578)	—	(578)
Property-level expenses	(6)	(31)	(49)	—	(86)
Depreciation and amortization	(13)	(67)	(56)	—	(136)
Corporate and other expenses	(2)	(13)	(10)	—	(25)
Rental expense	—	—	(150)	150	—
Interest income	1	1	2	(3)	1
Interest expense	(26)	(56)	(17)	3	(96)
Losses on foreign currency transactions and derivatives	(1)	—	(1)	—	(2)
Equity in losses of affiliates	(92)	—	—	87	(5)

Loss before income taxes	(82)	(54)	(55)	87	(104)
Benefit for income taxes	—	—	22	—	22

LOSS FROM CONTINUING OPERATIONS	(82)	(54)	(33)	87	(82)
Loss from discontinued operations, net of tax	(2)	—	(1)	1	(2)

NET LOSS	(84)	(54)	(34)	88	(84)
Less: Net income attributable to non-controlling interests	—	—	(1)	—	(1)

Net loss attributable to Host Hotels & Resorts, L.P.	$(84)	$(54)	$(35)	$88	$(85)

March 27, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$69	$111	$844	$(160)	$864
Hotel operating expenses	—	—	(592)	—	(592)
Property-level expenses	(6)	(30)	(45)	—	(81)
Depreciation and amortization	(7)	(93)	(55)	—	(155)
Corporate and other expenses	(1)	(8)	(7)	—	(16)
Rental expense	—	—	(160)	160	—
Interest income	4	1	3	(6)	2
Interest expense	(21)	(54)	(18)	6	(87)
Net gains on property transactions and other	—	—	1	—	1
Losses on foreign currency transactions and derivatives	—	—	(1)	—	(1)
Equity in earnings (losses) of affiliates	(92)	8	—	81	(3)

Loss before income taxes	(54)	(65)	(30)	81	(68)
Benefit for income taxes	—	—	14	—	14

LOSS FROM CONTINUING OPERATIONS	(54)	(65)	(16)	81	(54)
Income (loss) from discontinued operations, net of tax	(6)	4	(2)	(2)	(6)

NET LOSS	(60)	(61)	(18)	79	(60)
Less: Net loss attributable to non-controlling interests	—	—	—	—	—

Net loss attributable to Host Hotels & Resorts, L. P.	$(60)	$(61)	$(18)	$79	$(60)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Quarter ended March 26, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$34	$15	$—	$49

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	9	—	9
Capital expenditures	(3)	(26)	(21)	(50)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(1)	2	(5)	(4)
Change in restricted cash designated for FF&E replacement fund	—	—	6	6

Cash used in investing activities	(4)	(15)	(20)	(39)

FINANCING ACTIVITIES
Repayments/redemption of senior notes, including exchangeable debentures	(346)	—	—	(346)
Mortgage debt prepayments and scheduled maturities	—	—	(124)	(124)
Scheduled principal repayments	—	—	(2)	(2)
Common OP unit issuance	55	—	—	55
Distributions on common OP units	(1)	—	—	(1)
Distributions on preferred OP units	(2)	—	—	(2)
Change in restricted cash, other than FF&E replacement fund	—	(1)	14	13
Transfers to/from Parent	(92)	6	86	—

Cash provided by (used in) financing activities	(386)	5	(26)	(407)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(356)	$5	$(46)	$(397)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Quarter ended March 27, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$44	$34	$42	$120

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	108	—	108
Return of capital from investments in affiliates	39	—	—	39
Capital expenditures	(8)	(55)	(45)	(108)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(7)	6	—	(1)
Change in restricted cash designated for FF&E replacement fund	—	2	1	3

Cash provided by (used in) investing activities	24	61	(44)	41

FINANCING ACTIVITIES
Financing costs	—	—	(3)	(3)
Issuances of debt	—	—	120	120
Repayments/redemption of senior notes, including exchangeable debentures	(69)	—	—	(69)
Mortgage debt prepayments and scheduled maturities	—	(34)	—	(34)
Scheduled principal repayments	—	(1)	(2)	(3)
Distributions on common OP units	(28)	—	—	(28)
Distributions on preferred OP units	(2)	—	—	(2)
Change in restricted cash other than FF&E replacement fund	—	2	1	3
Transfers to/from Parent	193	(59)	(134)	—

Cash provided by (used in) financing activities	94	(92)	(18)	(16)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$162	$3	$(20)	$145

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership, of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 98% of the partnership interests as of March 26, 2010. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

Forward-Looking Statements

In this report on Form 10-Q, we make some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. These risks and uncertainties include those risk factors discussed in our Annual Report on Form 10–K for the year ended December 31, 2009 and in other filings with the Securities and Exchange Commission (SEC). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report in order to conform the statement to actual results or changes in our expectations.

Outlook

We currently own 110 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Operating Outlook. While operating results for the quarter were still below 2009 levels, we experienced a number of positive trends in the first quarter which have improved our outlook for the remainder of the year. Occupancy at our properties increased 430 basis points during the quarter driven primarily by increases in corporate transient business. For the final period of the quarter, the occupancy increases led to our first increase in RevPAR over the prior year period in 18 months. Additionally, while we continue to experience shorter booking windows than we have historically, the booking pace in the first quarter was significantly better than at any time during 2009. Despite the positive trends, the significant increase in occupancy was more than offset by an 8.7% decline in average room rates for the quarter. We expect that broad improvements in room rate at our properties will lag occupancy improvements during this recovery as demand must reach certain levels before operators are able to increase average rates. Additionally, despite our managers’ continued efforts to control operating costs, the costs associated with the improvements in occupancy will increase pressure on operating margins in the short-term, until average rates improve. Any improvements in average rate would most likely be driven either through a shift in business mix from lower to higher-rated business or actual rate increases for each customer type.

While the first quarter operating performance was promising, there are still several trends which make the full year 2010 lodging performance difficult to forecast. Optimism over projected increases in GDP and consumer spending is tempered by persistently high unemployment and uncertainty in the strength and duration of the general economic recovery, particularly as economic stimulus programs instituted in 2008 and 2009 come to an end. Additionally, our ability to predict future operating results continues to be affected by the shorter booking lead times at our hotels. However, due to the combination of the economic and lodging industry trends discussed above, we believe that comparable hotel RevPAR will increase 1% to 4% for 2010 compared to 2009.

Investing activities outlook

Capital expenditures. For 2010, we intend to renovate approximately 4,800 guest rooms, 189,200 square feet of ballroom and meeting space and 67,200 square feet of public space, including lobbies and restaurants. We will also develop a new 21,000 square foot ballroom at the Westin Kierland Resort & Spa. Our 2010 program includes the start of an extensive $190 million project at the 1,362-room San Diego Marriott Hotel & Marina, which will include a complete renovation of all guest rooms, the pool and fitness center, as well as the expansion and development of new meeting space and an exhibit hall. We have increased the number of projects in our 2010 capital expenditure program to benefit from lower construction costs and we accelerated the timing of projects when feasible in anticipation of the lodging recovery. We expect that capital expenditures will be between $300 million to $340 million during 2010.

Property acquisitions. We have been actively exploring potential acquisitions and expect to be able to take advantage of opportunities over time as they arise. While we have begun to see an increase in the number of acquisition opportunities available, the nature of these transactions makes the timing of any acquisition difficult to predict. We may acquire additional properties through various structures, including transactions involving single assets, portfolios, joint ventures or acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through available cash or a combination of cash and other sources, including proceeds from sales of properties, the incurrence of debt, advances under our credit facility, proceeds from equity offerings of Host or issuance of OP units by Host LP.

Other investments. On April 13, 2010, we acquired at a discount the most junior tranches of a €427 million mortgage loan that is secured by six hotels located in Europe. The two junior tranches purchased by us have a face value of €64 million and are subordinate to €363 million of senior debt. We will earn interest on the face amount based on the 90-day EURIBOR plus 303 basis points, or currently approximately 3.8%.

Financing activities outlook

Debt transactions. We intend to continue to lower our debt to equity ratio as we believe lower overall leverage will reduce our cost of capital and earnings volatility and provide us with the necessary flexibility to take advantage of opportunities that have historically developed in periods of market duress, which we consider a key competitive advantage. We have repaid $470 million of debt thus far in 2010.

Equity transactions. On August 19, 2009, Host entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the New York Stock Exchange. Since the inception of the program, Host has issued approximately 32.3 million shares at an average price of $10.69 per share for net proceeds of approximately $342 million. The net proceeds were contributed to us in exchange for common OP units based on the current conversion ratio. Host may continue to sell shares of common stock under this program from time to time based on market conditions, although Host is not under an obligation to sell any shares. Host currently has approximately $54 million available for issuance under this program.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	March 26, 2010	March 27, 2009	% Increase (Decrease)
Revenues:
Total hotel sales	$793	$835	(5	.0)%
Operating costs and expenses:
Property-level costs (1)	800	828	(3.4)
Corporate and other expenses	25	16	56.3
Operating profit (loss)	(2)	20	N/M	*
Interest expense	96	87	10.3
Income attributable to non-controlling interests	1	—	100.0
Loss from discontinued operations, net of tax	2	6	(66.7)
Net loss attributable to Host Hotels & Resorts, L.P.	(85)	(60)	41.7

All hotel operating statistics (2):
RevPAR	$108.97	$110.08	(1	.0)%
Average room rate	$166.59	$181.16	(8	.0)%
Average occupancy	65.4%	60.8%	4	.6 pts.
Comparable hotel operating statistics (3):
RevPAR	$109.18	$111.79	(2	.3)%
Average room rate	$166.66	$182.57	(8	.7)%
Average occupancy	65.5%	61.2%	4	.3 pts.

(1)	Amount represents total operating costs and expenses per our condensed consolidated statements of operations less corporate expenses and gains on insurance settlement.
(2)	Operating statistics are for all properties as of March 26, 2010 and March 27, 2009, and include the results of operations for disposed hotels prior to their disposition.
(3)	Comparable hotel operating statistics for March 26, 2010 and March 27, 2009 are based on 110 comparable hotels as of March 26, 2010.

*N/M=Not meaningful.

2010 Compared to 2009

Hotel Sales Overview

	Quarter ended
	March 26, 2010	March 27, 2009	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$484	$500	(3.2)%
Food and beverage	252	266	(5.3)
Other	57	69	(17.4)

Total hotel sales	$793	$835	(5.0)

Hotel sales declined 5.0% for the quarter reflecting a decline in RevPAR at our properties as well as a decline in banquet and meeting revenues and cancellation and attrition fees. Revenues for properties sold or classified as held for sale in 2010 or 2009 have been reclassified as discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage and business interruption or large scale capital improvements during these periods. As of March 26, 2010, all of our 110 hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

For the quarter, comparable hotel sales decreased 3.9% to approximately $813 million. The revenue decline reflects the decrease in comparable RevPAR of 2.3% as a result of a decrease in average room rates of 8.7%, partially offset by an increase in occupancy of 4.3 percentage points. We have adopted a reporting calendar that is closely aligned with the reporting calendar used by Marriott International, the manager of a majority of our properties, whose first quarter ended on March 26, 2010. As a result of the reporting calendar we adopted, for our non-Marriott managed hotels (covering approximately 41% of our hotels) we are unable to report March operations until the second quarter because our hotel managers using a monthly reporting period do not make mid-month results available to us. Based on a calendar quarter ending March 31, 2010 for all of our comparable hotels, RevPAR declined 1% when compared to the same period in 2009. For further discussion see “Reporting Periods” in our most recent Annual Report on Form 10-K.

Food and beverage revenues for our comparable hotels decreased 3.6% for the quarter. The decrease in the quarter reflects a decline in both banquet and outlet revenues. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and attrition and cancellation fees, decreased 16.5% for the quarter. The decline is mainly due to a decline in attrition and cancellation fees compared to 2009, when several large groups and business travelers cancelled their travel plans. Excluding the excess attrition and cancellation fees in 2009, other revenues would have increased by 1.1%.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of March 26, 2010 and March 27, 2009:

Comparable Hotels by Property Type (a)

	As of March 26, 2010		Quarter ended March 26, 2010			Quarter ended March 27, 2009
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	53	34,483	$173.21	65.2%	$112.95	$188.04	61.1%	$114.90	(1.7)%
Suburban	30	11,272	136.07	62.5	85.04	150.52	57.9	87.17	(2.4)
Resort/Conference	13	8,082	226.29	69.4	156.97	252.83	65.2	164.95	(4.8)
Airport	14	6,955	117.06	67.6	79.10	127.12	62.8	79.81	(0.9)

All Types	110	60,792	166.66	65.5	109.18	182.57	61.2	111.79	(2.3)

(a)	The reporting period for our comparable operating statistics for the first quarter of 2010 is from January 2, 2010 to March 26, 2010 and for the first quarter of 2009 is from January 3, 2009 to March 27, 2009. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the first quarter of 2010, RevPAR decreased across all of our hotel property types. RevPAR at our airport hotels performed the best, as these hotels benefited from the high levels of snowfall in the northeast, which led to numerous flight cancelations and layovers. RevPAR at our resort/conference properties experienced the largest decline; however, results varied by region. Our resort/conference properties in the Florida region had RevPAR growth of 2.2% compared to RevPAR decline of 12.6% in the Pacific region. RevPAR at our urban, airport and suburban hotels also declined despite significant gains in occupancy.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of March 26, 2010 and March 27, 2009:

Comparable Hotels by Region (a)

	As of March 26, 2010		Quarter ended March 26, 2010			Quarter ended March 27, 2009
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,941	$163.40	65.4%	$106.80	$187.16	62.0%	$115.99	(7.9)%
Mid-Atlantic	10	8,330	191.93	70.9	136.00	206.86	62.6	129.58	5.0
North Central	14	6,204	112.02	51.0	57.18	121.18	49.8	60.32	(5.2)
South Central	9	5,687	147.86	71.1	105.09	156.52	65.3	102.14	2.9
Florida	9	5,677	208.08	76.9	160.01	222.58	70.5	156.94	2.0
DC Metro	12	5,416	185.75	65.1	121.01	214.02	66.9	143.27	(15.5)
Atlanta	8	4,252	153.71	66.2	101.78	160.78	60.8	97.76	4.1
New England	7	3,923	140.28	50.8	71.28	146.85	46.1	67.64	5.4
Mountain	7	2,889	164.60	65.2	107.30	193.36	58.0	112.15	(4.3)
International	7	2,473	146.05	63.5	92.81	138.95	61.0	84.70	9.6

All Regions	110	60,792	166.66	65.5	109.18	182.57	61.2	111.79	(2.3)

(a)	The reporting period for our comparable operating statistics for the first quarter of 2010 is from January 2, 2010 to March 26, 2010 and for the first quarter of 2009 is from January 3, 2009 to March 27, 2009. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the first quarter of 2010, the pace of the recovery varied significantly by region based on local market factors. Our Mid-Atlantic region performed well due to RevPAR growth at our Philadelphia and New York properties. The Philadelphia market had RevPAR growth of 12.3% due to strong transient, city-wide and group business. For our New York properties, RevPAR increased 2.6% driven by business, transient and short-lead group bookings. Our Florida region also performed well, led by strong performance in the Miami/Ft. Lauderdale market. RevPAR increased 10.3% in this market as a result of an increase in occupancy of 6.4 percentage points and an increase in average room rates of 1.7%. This outperformance was due to growth in transient and group business generated by the Super Bowl and Pro Bowl, as well as the impact of the late 2009 ballroom addition at the Harbor Beach Marriott Resort & Spa.

Comparable hotel RevPAR growth in our New England region was driven by a 6.7% RevPAR increase in the Boston market as a result of better transient and group demand. In addition, this market benefited from easier year-over-year comparisons due to renovations at two of our hotels in the first quarter of 2009. Our International region outperformed the rest of the portfolio; however, the growth was due to the effect of favorable foreign currency exchange rates. On a constant dollar basis, RevPAR at our international hotels declined 5.3% for the quarter.

The DC Metro region underperformed other regions as group and transient business at our downtown properties had a very strong first half of 2009 due to the inauguration and other government-related activities. The Pacific region also underperformed primarily due to the Hawaii and San Diego markets. RevPAR at our Hawaiian properties decreased 14.1% due to a decrease in average room rates of 13.5%. Our San Diego properties had a RevPAR decline of 16.9% due to a substantial decline in city-wide demand and the absorption of new hotel supply in 2009. Additionally, a room renovation at the San Diego Marriott Hotel & Marina negatively affected the market’s performance. The RevPAR decline in our North Central region was driven by declines in our Chicago market as RevPAR fell 11.2% due to a significant decline in city-wide activity.

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

In the first quarter of 2010, overall transient RevPAR increased 3.6% when compared to 2009, reflecting an increase in total room nights of 12.2%, partially offset by a decline in average rates of 7.7%. The RevPAR growth was driven primarily by an increase in RevPAR in the special corporate segment. The combined growth in room nights in the premium and corporate business and special corporate segment suggests a broad improvement in corporate travel demand over 2009 results due to a combination of increased availability, a loosening of corporate travel budgets and pent-up demand for business travel.

During the first quarter, group RevPAR declined approximately 8.6%, reflecting a decline in average room rates of 9.0% and relatively flat room nights. Typically, recovery in the group segment will follow improvements in transient demand due to longer booking lead times. The primary driver of the decline in RevPAR was a decline in corporate group demand. This decline was offset by an increase in RevPAR of 10.8% in association business, which was led by an increase in room nights of 14.1%.

Property-level Operating Expenses

	Quarter ended
	March 26, 2010	March 27, 2009	% Increase (Decrease)
	(in millions)
Rooms	$140	$134	4.5%
Food and beverage	187	195	(4.1)
Other departmental and support expenses	222	230	(3.5)
Management fees	29	33	(12.1)
Other property-level expenses	86	81	6.2
Depreciation and amortization	136	155	(12.3)

Total property-level operating expenses	$800	$828	(3.4)

The overall decrease in operating expenses is consistent with lower overall RevPAR at our properties and our hotel managers actively implementing contingency plans and cost saving measures to manage operating margin decline. However, we are beginning to see pressures on specific costs as occupancy at our hotels improves. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflationary increases and revenues (which affect management fees), though the effect on specific costs will differ. Also, wages and benefits account for 55% of the property-level operating expenses and declined 1.3% for the quarter. Property-level operating expenses exclude the costs associated with hotels we have sold during the periods presented, which are included in discontinued operations.

Rooms. The increase in room expenses is consistent with the overall increase in occupancy.

Food and beverage. The decline in food and beverages costs was primarily driven by a decrease in food and beverage sales despite increases in occupancy, which led to reductions in restaurant hourly and management staff.

Other departmental and support expenses. The decline in these expenses reflect a reduction in controllable expenses such as marketing and general and administration expenses that were driven by a decrease in the wages and benefits allocated to these expenses, reflecting a decline in management staffing. Additionally, utilities declined 8.4% as a result of a decline in prices.

Management fees. Our base management fees, which are generally calculated as a percentage of total revenues, declined 4.0% for the quarter, which is consistent with the decline in revenues. The incentive management fees, which are based on the level of operating profit at each property after the owner has received a priority return on its investment, declined 41% during the quarter as a result of the decline in operating profit at the hotel level.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. For the first quarter of 2010, the increase was primarily driven by the increase in ground rent expense related to the New York Marriott Marquis as well as increases in insurance and other property-level costs.

Depreciation and amortization. The decline in depreciation expense is due to impairment charges recorded in the first quarter of 2009 of approximately $20 million. No impairment charges were recorded in the first quarter of 2010.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, audit fees, building rent and systems costs. The $9 million increase in corporate expenses for the quarter is primarily due to an increase in share-based payments expense as a result of a 25.1% increase in Host’s stock price for the quarter.

Interest Expense. Interest expense increased $9 million for the first quarter of 2010, which is primarily the result of costs associated with debt prepayments (including the acceleration of deferred financing costs) totaling $8 million for the quarter compared to a decrease in interest expense as a result of a gain of $3 million related to the repurchase of our 2004 Debentures for the first quarter of 2009. The overall increase in interest expense was partially offset by a decrease in our overall debt balance.

Equity in Earnings (losses) of Affiliates. Our share of losses of affiliates increased by $2 million for the quarter, primarily due to the overall decline in operations at the hotels owned by the European Joint Venture.

Discontinued Operations. Discontinued operations consist of two hotels disposed of or classified as held-for-sale in 2010 and six hotels disposed of during 2009 and represent the results of operations and the gains on the disposition of these hotels during the periods. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the periods presented:

	Quarter ended
	March 26, 2010	March 27, 2009
	(in millions)
Revenue	$2	$22
Loss before taxes	(2)	(24)
Gain on dispositions, net of tax	—	18

Liquidity and Capital Resources

Cash Requirements

We seek to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility given the inherent volatility in the lodging industry. During the difficult economic period in 2008 and 2009, we worked to preserve capital, increase liquidity and extend debt maturities. We took advantage of our strong financial position to repay $470 million of debt during the first quarter. We believe that, as a result of these efforts and the overall strength of our balance sheet, we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditure programs and take advantage of investment opportunities.

Host uses cash primarily for acquisitions, capital expenditures, debt payments and dividends to stockholders. As a REIT, Host is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host to make cash distributions are provided by Host LP.

Capital Resources. We depend primarily on external sources of capital to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host common stock in registered public offerings, including through sales directly on the NYSE under our current “at the market” offering program discussed previously, or to issue and sell shares of Host preferred stock. We also may seek to cause Host LP to issue, in offerings exempt from registration under the securities laws, debentures exchangeable for shares of Host’s common stock or senior notes. Because a portion of our debt matures every year, we will continue to redeem or refinance senior notes and mortgage debt over time, taking advantage of favorable market conditions when available. In February 2010, Host’s Board of Directors authorized repurchases of up to $400 million of senior notes, exchangeable debentures and mortgage debt. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile, and given the movement of prevailing conditions in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur contemporaneously.

Cash Balances. As of March 26, 2010, we had $1.2 billion of cash and cash equivalents, which was a decrease of $397 million from December 31, 2009. The decrease is primarily due to the repayment of approximately $470 million in debt in the first quarter. We also currently have $600 million available under our credit facility.

Debt Transactions. During the first quarter, we used the proceeds from the issuance of the 2009 Debentures and available cash to redeem the remaining $346 million of 7% Series M senior notes which were due in August 2012 and to repay the $124 million mortgage on the Atlanta Marriott Marquis.

Equity Transactions. During the first quarter of 2010, Host issued approximately 4.3 million shares of common stock through its current “at the market” offering program at an average price of $12.65 per share for proceeds of approximately $54.8 million, net of $0.6 million of commissions. The net proceeds were contributed to us in exchange for common OP units based on the current conversion ratio of .9789 OP units per common share. Host currently has approximately $54 million available for issuance under this program.

Acquisitions and Dispositions. During the first quarter, we sold the Sheraton Braintree for net proceeds of approximately $9 million and recorded a nominal gain on the sale. We also executed an agreement to sell The Ritz-Carlton, Dearborn, which we expect to close in the second quarter.

Capital Expenditures. Our capital expenditures generally fall into three broad categories: renewal and replacement expenditures, repositioning/return on investment, or ROI, projects and value enhancement projects. Repositioning/ROI capital expenditures are selective capital improvements outside the scope of the typical renewal and replacement capital expenditures.

During the first quarter of 2010, total capital expenditures decreased by $58 million to $50 million. Our renewal and replacement capital expenditures during the first quarter of 2010 were approximately $27 million, which reflects a decrease of approximately 45% from 2009 levels. We also spent approximately $23 million during the first quarter of 2010 on ROI projects, which reflects a decrease of approximately 61% over 2009 levels.

Sources and Uses of Cash

Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances and debt refinancings. Our principal uses of cash include debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to partners.

Cash Provided by Operations. Cash provided by operations during the first quarter of 2010 decreased by $71 million to $49 million compared to the first quarter of 2009, due primarily to declines in operations at our hotels.

Cash Used in Investing Activities. Approximately $39 million of cash was used in investing activities during the first quarter of 2010. This included $50 million of capital expenditures, partially offset by $9 million of proceeds from the disposition of the Sheraton Braintree.

Cash Used in Financing Activities. Approximately $407 million of cash was used in financing activities during the first quarter of 2010. The following table summarizes the significant debt and equity transactions as of April 30, 2010 (in millions).

Transaction date	Description of transaction	Transaction amount
Debt
February	Repayment of the 7.4% mortgage loan secured by the Atlanta Marriott Marquis	$(124)
January	Redemption of the $346 million face amount of 7% Series M senior notes	(352)

		$(476)

Capital

March	Issuance of approximately 4.2 million common OP units	$55

Debt

As of March 26, 2010, our total debt was $5.4 million and 99 of our hotels are unencumbered by mortgage debt. As of March 26, 2010 and December 31, 2009, our debt was comprised of (in millions):

			March 26, 2010	December 31, 2009
Senior notes	Coupon rate	Maturity date
Series K	7 1/8%	11/2013	$725	$725
Series M	7%	8/2012	—	344
Series O	6 3/8%	3/2015	650	650
Series Q	6 3/4%	6/2016	800	800
Series S	6 7/8%	11/2014	498	498
Series T	9%	5/2017	387	387
2004 Exchangeable senior debentures	3 1/4%	4/2024	325	323
2007 Exchangeable senior debentures	2 5/8%	4/2027	488	484
2009 Exchangeable senior debentures	2 1/2%	10/2029	319	316
Senior notes	10%	5/2012	7	7

			4,199	4,534

Mortgage debt and other
Mortgage debt (non-recourse) (1)	3.7-8.5%	3/2011 - 12/2023	1,098	1,217
Other	7.0-7.8%	10/2014 - 12/2017	86	86

Total debt			$5,383	$5,837

Percentage of fixed rate debt			87%	88%
Weighted average interest rate			6.6%	6.6%
Weighted average debt maturity			4.25 years	4.4 years

(1)	Mortgage debt is secured by $1.2 billion and $1.5 billion of real estate assets, with an average interest rate of 4.8% and 5.1% at March 26, 2010 and December 31, 2009, respectively, maturing through December 2023. The assets securing mortgage debt represents the book value of real estate assets, net of accumulated depreciation. These amounts do not represent the current market value of the assets.

Exchangeable Senior Debentures. We currently have three issuances of exchangeable senior debentures outstanding: $400 million, 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”), $526 million, 2 5/8% debentures that were issued on March 23, 2007 (the “2007 Debentures”) and $325 million, 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”), collectively, the “Debentures.” The Debentures are equal in right of payment with all of our other senior notes. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of

100% of the principal amount plus accrued interest. If at any time we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures for Host common stock at the respective exchange value, rather than receive the cash redemption price. Additionally, holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange their Debentures for Host common shares prior to maturity under certain conditions, including at any time at which the closing price of Host’s common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the Debentures have been called for redemption. Upon exchange, we will deliver cash, shares or a combination thereof, depending on the terms of the series of Debentures, in an amount equal to the exchange value (which is the applicable exchange rate multiplied by the price of Host’s common shares for amounts delivered in cash). Upon issuance of such shares by Host, we will issue to Host common OP units based on the current conversion ratio of .9789 OP units per common share. Currently, none of the Debentures are exchangeable.

The initial put date for our 2004 Debentures was April 15, 2010. At that time, the holders had the right to require us to purchase the 2004 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest. None of the 2004 Debentures were validly tendered pursuant to the put option. Therefore, the $325 million aggregate principal amount of the 2004 Debentures remains outstanding. The next put option for holders of the 2004 Debentures is April 15, 2014. The following chart details our current outstanding Debentures:

	Maturity date	Initial put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	71.0101	$14.08	28.4 million
2007 Debentures	4/15/2027	4/15/2012	4/20/2012	526	32.0239	31.23	16.8 million
2004 Debentures	4/15/2024	4/15/2010	4/19/2009	325	65.3258	15.31	21.2 million

Total				$1,251

We separately account for the liability and equity components of our Debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the Debentures, which is the expected life of the debt. However, there is no effect on our cash interest payments. The initial put option date for our 2004 Debentures was April 15, 2010, therefore, subsequent to that date, all of the initial discounts have been amortized and the effective interest rate for the 2004 Debentures that we record will equal the cash interest payments of 3 1/4%. We measured the fair value of the debt components of the 2009 Debentures, 2007 Debentures and 2004 Debentures at issuance based on effective interest rates of 6.9%, 6.5% and 6.8%, respectively. As a result, we attributed $247 million of the proceeds received in the aggregate to the conversion feature of the Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in capital on the condensed consolidated balance sheets. The following chart details the initial allocations between the debt and equity components of the debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at March 26, 2010:

	Initial face amount	Initial debt value	Initial equity value	Face amount outstanding at 3/26/10	Debt carrying value at 3/26/10	Unamortized discount at 3/26/10
	(in millions)
2009 Debentures	$400	$316	$82	$400	$319	$81
2007 Debentures	600	502	89	526	488	38
2004 Debentures	500	413	76	325	325	—

Total	$1,500	$1,231	$247	$1,251	$1,132	$119

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	Quarter ended
	March 26, 2010	March 27, 2009
Contractual interest expense (cash)	$9	$8
Non-cash interest expense due to discount amortization	8	7

Total interest expense	$17	15

Credit Ratings. Currently, we have approximately $4.2 billion of senior notes outstanding and Host has $100 million of preferred stock that are rated BB+ and B-, respectively, by Standard & Poor’s Ratings. Standard & Poor’s revised their ratings outlook for Host to stable from negative on April 22, 2010. Our senior notes and Host’s preferred stock are also rated by Moody’s Investors Service and Fitch Ratings. These ratings remain unchanged from year end 2009. See our 2009 Annual Report on Form 10-K.

Financial Covenants

Credit Facility Covenants. The credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage and required fixed charge coverage. Due to the decline in operations, our unsecured interest coverage ratio and fixed charge coverage ratio have declined and our leverage ratio has increased over the prior two years. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. To the extent no amounts are outstanding under the credit facility, breaching these covenants would not be an event of default thereunder.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of March 26, 2010:

	Actual Ratio		Covenant Requirement
				2010		2011
Leverage ratio	5.45	x	Maximum ratio of:	7.25	x	7.25	x
Fixed charge coverage ratio	1.69	x	Minimum ratio of:	1.10	x	1.15	x
Unsecured interest coverage ratio	2.65	x	Minimum ratio of:	1.75	x	1.75	x

Senior Notes Indenture Covenants. Under the terms of our senior notes indenture, which includes our Debentures, our ability to incur indebtedness and pay dividends is subject to certain restrictions and the satisfaction of various financial conditions, including maintaining a certain EBITDA-to-interest coverage ratio and levels of indebtedness and secured indebtedness relative to adjusted total assets. As noted above, the decline in operations has caused a similar decline in our EBITDA-to-interest coverage ratio over the prior two years. Even if we are below the coverage levels otherwise required to incur debt and pay dividends, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million of mortgage debt whose proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million of other debt. We are still permitted to pay dividends in the amount of our estimated taxable income necessary to maintain REIT status.

In addition, our senior notes indenture also imposes a requirement to maintain unencumbered assets (as defined in the indenture based on undepreciated property costs) of not less than 125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or to pay dividends as discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or to pay dividends, but which would not otherwise cause a default under our senior notes indenture).

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of March 26, 2010:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	328%		Minimum ratio of 125%
Total indebtedness to total assets	32%		Maximum ratio of 65%
Secured indebtedness to total assets	6%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	2.5	x	Minimum ratio of 2.0x*

*	1.7x for preferred stock dividend payments.

For further detail on our credit facility and senior notes, see our 2009 Annual Report on Form 10-K.

European Joint Venture

We hold a 32.1% ownership interest in a joint venture based in Europe that owns 11 hotel properties located in six countries. The European joint venture has €717 million in mortgage debt, none of which is recourse to us, and all of which either has, or has had the potential to trigger covenant defaults, cash sweeps or non-payment defaults. The European joint venture has recently completed an agreement with the lender holding mortgages totaling €70.5 million on its portfolio of three hotels located in Brussels under which the lender is waiving breaches of any financial covenants. However, the European joint venture is still in negotiations with the lenders of mortgage loans totaling €342 million that are due in 2013 that have breached financial covenants. These loans are secured by a portfolio of six hotels located in Spain, Italy, Poland and the United Kingdom. This portfolio is cross-collateralized, meaning that a default under one loan in the portfolio could trigger a default on the loans for the other properties in the portfolio. The European joint venture has the right to cure certain covenants, including debt service coverage and loan-to-value covenants, a limited number of times by making cash deposits. If discussions with the lenders are unsuccessful, and the European joint venture does not elect to cure the defaults, the lenders may, among other remedies, accelerate the loans. These mortgage loans are non-recourse to Host and our partners and a default under these loans does not trigger a default under any of Host’s debt.

Distribution Policy

Host is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host to pay dividends on its common and preferred stock are provided through distributions from Host LP. As of March 26, 2010, Host is the owner of substantially all of the preferred OP units and approximately 98% of the common OP units. The remaining 2% of common OP units are held by various third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host, Host common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host common stock for each OP unit.

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

Host’s current policy on common dividends is generally to distribute, over time, 100% of its annual taxable income. Host intends to pay a quarterly common dividend of $0.01 per share with respect to its common stock in 2010, even if it does not generate taxable income. Host currently intends to continue paying a cash dividend on its preferred stock, regardless of the amount of its taxable income, unless contractually restricted. The amount of any dividend will be determined by Host’s Board of Directors.

On March 16, 2010, Host’s Board of Directors reinstated its regular quarterly common stock dividend and declared a dividend of $0.01 per share on Host’s common stock. The dividend was paid on April 15, 2010 to stockholders of record as of March 31, 2010. Accordingly, Host LP made a distribution of $.01021494 per unit on its common OP units.

On March 16, 2010, Host’s Board of Directors declared a cash dividend of $0.5546875 per share on its Class E cumulative redeemable preferred stock. The dividend was paid on April 15, 2010 to preferred stockholders of record as of March 31, 2010. Accordingly, Host LP made a similar distribution on its Class E preferred OP units.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our annual report on Form 10-K.

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

All of the 110 hotels that we owned on March 26, 2010 have been classified as comparable hotels.

The operating results of the seven hotels we disposed of during the first quarter of 2010 and during 2009 are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

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

FFO per Diluted Unit

We present FFO per diluted unit as a non-GAAP measure of our performance in addition to our earnings per unit (calculated in accordance with GAAP). We calculate FFO per diluted unit for a given operating period as our FFO (defined as set forth below) for such period divided by the number of fully diluted units outstanding during such period. The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (calculated in accordance with GAAP), excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per unit basis after making adjustments for the effects of dilutive securities, including the payment of preferred unit distributions, in accordance with NAREIT guidelines. We believe that FFO per diluted unit is a useful supplemental measure of our operating performance and that presentation of FFO per diluted unit, when combined with the primary GAAP presentation of earnings per unit, provides beneficial information to investors. The following table provides a reconciliation of net income available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended
	March 26, 2010	March 27, 2009

Net loss	$(84)	$(60)
Less: Net income attributable to non-controlling interests	(1)	—
Distributions on preferred units	(2)	(2)

Net loss available to common unitholders	(87)	(62)
Adjustments:
Gains on dispositions, net of taxes	—	(18)
Amortization of deferred gains and other property transactions, net of taxes	—	(1)
Depreciation and amortization (a)	137	139
Partnership adjustments	—	2
Adjustments for dilutive securities (b):
Assuming deduction of gain recognized for the repurchase of 2004 Exchangeable Debentures (c)	—	(2)

Diluted FFO (d)	$50	$58

Diluted weighted average unit outstanding (d)	646.0	544.6
Diluted FFO per unit (d)	$.08	$.10

(a)	In accordance with the guidance on FFO per diluted unit provided by the National Association of Real Estate Investment Trusts, we do not adjust net income for the non-cash impairment charges when determining our FFO per diluted unit.
(b)	FFO per diluted unit in accordance with NAREIT is adjusted for the effects of dilutive securities. Dilutive securities may include OP units granted to Host for Host shares granted under Host’s comprehensive stock plans, preferred OP Units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(c)	During the first quarter of 2009, we repurchased $75 million face amount of the 2004 Debentures with a carrying value of $72 million for $69 million. The adjustments to dilutive FFO related to the 2004 Debentures repurchased during the year include the $3 million gain on repurchase, net of interest expense on the repurchased debentures.

(d)	FFO per diluted unit and earnings per diluted unit were significantly affected by certain transactions, the effects of which are shown in the table below (in millions, except per unit amounts):

	Quarter ended March 26, 2010		Quarter ended March 27, 2009
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain on dispositions, net of taxes	$—	$—	$18	$—
Non-cash impairment charges (1)	—	—	(40)	(40)
Costs associated with debt extinguishments (2)	(8)	(8)	—	—
Potential loss on litigation (3)	(4)	(4)	—	—

Total	$(12)	$(12)	$(22)	$(40)

Diluted unit	645.4	646.0	544.4	544.6
Per diluted unit	$(.02)	$(.02)	$(.04)	$(.08)

(1)	During the first quarter of 2009, we identified several properties to be tested for impairment based on certain triggering events, as prescribed by GAAP. We tested these properties for impairment based on management’s estimate of expected future undiscounted cash flows over our expected holding period. As a result, we recorded non-cash impairment charges totaling $40 million based on the difference between the fair value and the carrying amount.
(2)	Includes the costs associated with the redemption of the Series M senior notes.
(3)	Includes the accrual of a potential litigation loss in the first quarter of 2010.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended
	March 26, 2010	March 27, 2009
Number of hotels	110	110
Number of rooms	60,792	60,792
Percent change in Comparable Hotel RevPAR	(2.3)%	—%

Comparable hotel sales
Room	$494	$505
Food and beverage	260	270
Other	59	71

Comparable hotel sales (b)	813	846

Comparable hotel expenses
Room	142	135
Food and beverage	192	197
Other	31	32
Management fees, ground rent and other costs	291	295

Comparable hotel expenses (c)	656	659

Comparable hotel adjusted operating profit	157	187
Non-comparable hotel results, net (d)	—	3
Office buildings and limited service properties, net (e)	1	(1)
Comparable hotels classified as held-for-sale, net	1	2
Depreciation and amortization, including impairment charges	(136)	(155)
Corporate and other expenses	(25)	(16)

Operating profit (loss)	$(2)	$20

(a)	The reporting period for our comparable operating statistics for the first quarter of 2010 is from January 2, 2010 to March 26, 2010 and for the first quarter of 2009 is from January 3, 2009 to March 27, 2009. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.
(b)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended
	March 26, 2010	March 27, 2009
Revenues per the consolidated statements of operations	$823	$864
Hotel sales for comparable hotels classified as held-for-sale	1	1
Hotel sales for the property for which we record rental income, net	13	12
Rental income for office buildings and select service hotels	(19)	(19)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(5)	(12)

Comparable hotel sales	$813	$846

(c)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended
	March 26, 2010	March 27, 2009
Operating costs and expenses per the consolidated statements of operations	$825	$844
Hotel expenses for comparable hotels classified as held-for-sale	2	3
Hotel expense for comparable hotels classified as held-for-sale	13	12
Rent expense for office buildings and select service hotels	(18)	(20)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(5)	(9)
Depreciation and amortization, including impairment charges	(136)	(155)
Corporate and other expenses	(25)	(16)

Comparable hotel expenses	$656	$659

(d)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations, and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(e)	Represents rental income less rental expense for select service properties and office buildings.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As of March 26, 2010 and December 31, 2009, 87% and 88%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives that we enter into are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives that we have entered into to manage interest rate risk. See Item 7A of our most recent Annual Report on Form 10–K and Note 10 – Fair Value of Financial Instruments.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada, Mexico and Chile and investments in our European joint venture), currency exchange risk arises as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. The foreign currency exchange agreements that we have entered into were strictly to hedge foreign currency risk and not for trading purposes. See Item 7A of our most recent Annual Report on Form 10–K and Note 10 – Fair Value of Financial Instruments.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Common Units Purchased		Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2010—January 31, 2010	869,457	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock*	—	$—
February 1, 2010—February 28, 2010	953,297	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock*	—	—
March 1, 2010— March 26, 2010	8,923	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock*	—	$—

Total	1,831,677			—	$—

*	Reflects (1) 851,693 common OP units redeemed by holders in exchange for shares of Host’s common stock and (2) 17,764 common OP units cancelled upon cancellation of 18,146 shares of Host’s common stock by Host.
**	Reflects (1) 60,589 common OP units redeemed by holders in exchange for shares of Host common stock and (2) 892,708 common OP units cancelled upon cancellation of 911,896 shares of Host’s common stock by Host.
***	Reflects 8,923 common OP units redeemed by holders in exchange for shares of Host common stock.

Item 6. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Unit Distributions.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: Host Hotels & Resorts, Inc., its general partner

May 5, 2010	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller