Form 10-Q
period 2010-06-18
HOST HOTELS & RESORTS L.P.
filed 2010-07-29
CIK 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 18, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Class	Units outstanding as of July 23, 2010
Units of limited partnership interest	655,141,418

CONDENSED CONSOLIDATED BALANCE SHEETS

June 18, 2010 and December 31, 2009

(in millions)

	June 18, 2010	December 31, 2009
	(unaudited)

ASSETS

Property and equipment, net	$10,054	$10,231
Assets held for sale	—	8
Due from managers	54	29
Investments in affiliates	135	153
Deferred financing costs, net	43	49
Furniture, fixtures and equipment replacement fund	146	124
Other	310	264
Restricted cash	43	53
Cash and cash equivalents	1,171	1,642

Total assets	$11,956	$12,553

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL

Debt
Senior notes, including $1,139 million and $1,123 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,207	$4,534
Mortgage debt	1,102	1,217
Other	86	86

Total debt	5,395	5,837
Accounts payable and accrued expenses	153	174
Other	190	194

Total liabilities	5,738	6,205

Limited partnership interests of third parties	169	139

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Cumulative redeemable preferred limited partner	—	97
Limited partner additional paid-in capital	6,025	6,077
Accumulated other comprehensive income	2	12

Total Host Hotels & Resorts, L.P. capital	6,028	6,187
Non-controlling interests—consolidated partnerships	21	22

Total capital	6,049	6,209

Total liabilities, limited partnership interest of third parties and capital	$11,956	$12,553

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date Ended June 18, 2010 and June 19, 2009

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
REVENUES
Rooms	$672	$622	$1,156	$1,122
Food and beverage	343	318	595	584
Other	72	86	129	155

Total hotel sales	1,087	1,026	1,880	1,861
Rental income	27	25	57	54

Total revenues	1,114	1,051	1,937	1,915

EXPENSES
Rooms	178	164	319	298
Food and beverage	241	228	428	424
Other departmental and support expenses	279	265	501	496
Management fees	47	41	75	73
Other property-level expenses	96	95	181	176
Depreciation and amortization	139	137	275	292
Corporate and other expenses	24	17	49	32

Total operating costs and expenses	1,004	947	1,828	1,791

OPERATING PROFIT	110	104	109	124
Interest income	1	2	2	4
Interest expense	(82)	(82)	(179)	(169)
Net gains on property transactions and other	—	1	—	2
Gain (loss) on foreign currency transactions and derivatives	(3)	6	(5)	4
Equity in losses of affiliates	—	(32)	(5)	(34)

INCOME (LOSS) BEFORE INCOME TAXES	26	(1)	(78)	(69)
Benefit (provision) for income taxes	(6)	(10)	16	4

INCOME (LOSS) FROM CONTINUING OPERATIONS	20	(11)	(62)	(65)
Loss from discontinued operations, net of tax	—	(58)	(2)	(64)

NET INCOME (LOSS)	20	(69)	(64)	(129)
Less: Net (income) loss attributable to non-controlling interests	(1)	—	(2)	(1)

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	19	(69)	(66)	(130)
Less: Distributions on preferred units	(2)	(2)	(4)	(4)
Issuance costs of redeemed preferred units	(4)	—	(4)	—

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$13	$(71)	$(74)	$(134)

Basic and diluted earnings (loss) per common unit:
Continuing operations	$.02	$(.02)	$(.11)	$(.12)
Discontinued operations	—	(.10)	—	(.12)

Basic and diluted earnings (loss) per common unit	$.02	$(.12)	$(.11)	$(.24)

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended June 18, 2010 and June 19, 2009

(unaudited, in millions)

	Year-to-date ended
	June 18, 2010	June 19, 2009
OPERATING ACTIVITIES
Net loss	$(64)	$(129)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
(Gain) loss on dispositions	1	(18)
Depreciation	—	85
Depreciation and amortization	275	292
Amortization of deferred financing costs	6	6
Amortization of debt premiums/discounts, net	16	15
Deferred income taxes	(17)	(7)
Net gains on property transactions and other	—	(2)
(Gain) loss on foreign currency transactions and derivatives	5	(4)
Non-cash loss (gain) on extinguishment of debt	2	(3)
Equity in losses of affiliates, net	5	34
Distributions from equity investments	2	1
Change in due from managers	(25)	(19)
Changes in other assets	34	6
Changes in other liabilities	(21)	(2)

Cash provided by operations	219	255

INVESTING ACTIVITIES
Proceeds from sales of assets, net	12	108
Return of capital from investments in affiliates	—	39
Note receivable	(53)	—
Capital expenditures:
Renewals and replacements	(67)	(91)
Repositionings and other investments	(33)	(101)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(22)	(2)
Change in FF&E replacement funds designated as restricted cash	5	(4)

Cash used in investing activities	(158)	(51)

FINANCING ACTIVITIES
Financing costs	—	(10)
Issuances of debt	—	506
Repayment on credit facility	—	(200)
Repurchase/redemption of senior notes, including exchangeable debentures	(346)	(69)
Mortgage debt prepayments and scheduled maturities	(124)	(34)
Scheduled principal repayments	(5)	(7)
Common OP unit issuance	55	480
Redemption of preferred OP units	(101)	—
Distributions on common OP units	(7)	(27)
Distributions on preferred OP units	(6)	(4)
Distributions to non-controlling interests	(3)	(2)
Change in restricted cash other than FF&E replacement fund	5	1

Cash provided by (used in) financing activities	(532)	634

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(471)	838
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,642	508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,171	$1,346

See notes to condensed consolidated statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended June 18, 2010, and June 19, 2009

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	June 18, 2010	June 19, 2009
Interest paid	$163	$168
Income taxes paid	3	4

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended June 18, 2010 and June 19, 2009, limited partners converted operating partnership units, or OP units, valued at approximately $12 million and $17 million, respectively, in exchange for approximately 1.0 million and 3.3 million shares, respectively, of Host Hotels & Resorts, Inc. common stock.

See notes to condensed consolidated statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Host Hotels & Resorts, L.P., or Host LP, a Delaware limited partnership operating through an umbrella partnership structure with Host Hotels & Resorts, Inc., or Host, as the sole general partner, is primarily the owner of hotel properties. Host operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through us and our subsidiaries. As of, June 18, 2010 Host held 98% of our operating partnership interests, or OP units.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 18, 2010 and the results of our operations for the quarterly and year-to-date periods ended June 18, 2010 and June 19, 2009 and cash flows for the year-to-date periods ended June 18, 2010 and June 19, 2009. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

Business Combinations

In conjunction with business combinations, we record the assets acquired, liabilities assumed and non-controlling interests at fair value as of the acquisition date, including contingent consideration. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets.

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

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. We perform this analysis on at least a quarterly basis, or more frequently if changes occur in the structure or control of our partnerships. We have reevaluated our interests in variable interest entities for the period ended June 18, 2010 and have determined that our non-wholly owned entities are reflected properly in the financial statements.

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

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
	(in millions, except per unit amounts)

Net income (loss)	$20	$(69)	$(64)	$(129)
Net (income) loss attributable to non-controlling interests	(1)	—	(2)	(1)
Distributions on preferred units	(2)	(2)	(4)	(4)
Issuance costs of redeemed preferred OP units (a)	(4)	—	(4)	—

Income (loss) available to common unitholders	13	(71)	(74)	(134)
Assuming deduction of gain recognized for the repurchase of 2004 Debentures (b)	—	—	—	(2)

Diluted income (loss) available to common unitholders	$13	$(71)	$(74)	$(136)

Basic weighted average units outstanding	649.5	587.5	647.5	563.7

Diluted weighted average units outstanding	651.1	587.5	647.5	565.7

Basic and diluted earnings (loss) per unit	$.02	$(.12)	$(.11)	$(.24)

(a)	Represents the original issuance costs associated with the Class E preferred OP units, which were redeemed during the second quarter 2010.
(b)

During the first quarter of 2009, we repurchased $75 million face amount of our 3 1/4% Exchangeable Senior Debentures (the “2004 Debentures”) with a carrying value of $72 million for $69 million. The adjustments to dilutive earnings per common unit include the $3 million gain, net of interest expense on the repurchased debentures.

4.	Property and Equipment

Property and equipment consists of the following as of:

	June 18, 2010	December 31, 2009
	(in millions)
Land and land improvements	$1,571	$1,574
Buildings and leasehold improvements	11,561	11,502
Furniture and equipment	1,821	1,794
Construction in progress	87	104

	15,040	14,974
Less accumulated depreciation and amortization	(4,986)	(4,743)

	$10,054	$10,231

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Debt

Exchangeable Senior Debentures. The initial put date for our 2004 Debentures was April 15, 2010. At that time, the holders had the right to require us to purchase the 2004 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest. None of the 2004 Debentures were validly tendered pursuant to the put option. Therefore, the $325 million aggregate principal amount of the 2004 Debentures remains outstanding. We currently may redeem for cash all, or part of, the 2004 Debentures upon a 30 day notice to the holders. If, at any time, we elect to redeem the 2004 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to redeem the 2004 Debentures for Host stock rather than receive the cash redemption price. The next put option for holders of the 2004 Debentures is April 15, 2014.

6.	Capital

Distributions. On June 18, 2010, Host’s Board of Directors declared a dividend of $0.01 per share on its common stock. The dividend was paid on July 15, 2010 to stockholders of record as of June 30, 2010. Accordingly, we made a distribution of $.01021494 per unit on our common OP units.

Preferred OP Units Redemption. On June 18, 2010, we redeemed 4,034,300 units of our 8 7/8% Class E cumulative redeemable preferred OP units at a redemption price of $25.00 per unit, plus accrued distributions. The original issuance costs for the Class E preferred units are treated as a deemed distribution in the condensed consolidated statement of operations and have been reflected as a deduction to net income available to common unitholders for the purpose of calculating our basic and diluted earnings per unit. As a result of the redemption, no classes of preferred OP units are outstanding.

Capital and limited partnership interests of third parties are allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2009	$6,187	$22	$6,209	$139
Net income (loss)	(65)	2	(63)	(1)
Issuance of common OP units	55	—	55	—
Redemption of preferred OP units	(101)	—	(101)	—
Other changes in ownership	(38)	(3)	(41)	31
Other comprehensive income (loss) (note 8)	(10)	—	(10)	—

Balance, June 18, 2010	$6,028	$21	$6,049	$169

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2008	$5,588	$24	$5,612	$158
Net income (loss)	(127)	1	(126)	(3)
Issuance of common OP units	480	—	480	—
Changes in ownership	44	(2)	42	(40)
Other comprehensive income (loss) (note 8)	(3)		(3)	—

Balance, June 19, 2009	$5,982	$23	$6,005	$115

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and meet the aggregation criteria, and thus, we report one segment: hotel ownership. As of June 18, 2010, our foreign operations consisted of four properties located in Canada, two properties located in Chile and one property located in Mexico. There were no intercompany sales during the periods presented. The following table presents total revenues for each of the geographical areas in which we operate:

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
	(in millions)
United States	$1,074	$1,019	$1,869	$1,858
Canada	28	22	49	41
Chile	7	7	11	10
Mexico	5	3	8	6

Total revenue	$1,114	$1,051	$1,937	$1,915

8.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments.

The following table presents comprehensive income for all periods presented:

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
	(in millions)
Net income (loss)	$20	$(69)	$(64)	$(129)
Other comprehensive loss	(7)	—	(10)	(3)

Comprehensive income (loss)	13	(69)	(74)	(132)
Comprehensive (income) loss attributable to the non-controlling interests	(1)	—	(2)	(1)

Comprehensive income (loss) attributable to Host Hotels & Resorts, L.P	$12	$(69)	$(76)	$(133)

9.	Dispositions

Dispositions. We have disposed of two hotels in 2010 for net proceeds of approximately $12 million. The following table summarizes the revenues, income (loss) before taxes, and the gain (loss) on dispositions, net of income tax, of the hotels which have been included in discontinued operations for all periods presented:

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
	(in millions)
Revenues	$3	$25	$5	$47
Income (loss) before income taxes	—	(57)	(2)	(81)
Gain (loss) on dispositions, net of tax	(1)	(1)	(1)	17

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net income attributable to Host Hotels & Resorts, L.P. is allocated between continuing and discontinued operations as follows:

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
	(in millions)
Income (loss) from continuing operations, net of tax	$19	$(11)	$(64)	$(66)
Discontinued operations, net of tax	—	(58)	(2)	(64)

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$19	$(69)	$(66)	$(130)

10.	Fair Value Measurements

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

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis and the change in the fair value of the derivative instruments at June 18, 2010.

	Fair Value at Measurement Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Change in the Fair Value for the year-to-date period ended June 18, 2010
	(in millions)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives (1)	$—	$7.9	$—	$8.9
Interest rate cap derivative	—	0.4	—	(1.4)
Forward currency purchase contracts (1)	—	12.2	—	10.5

(1)	These derivative contracts have been designated as hedging instruments.

Interest Rate Swap Derivatives. We have three interest rate swap agreements for an aggregate notional amount of $300 million. We entered into these derivative instruments in order to hedge changes in the fair value of the fixed-rate debt that occur as a result of changes in market interest rates. We have designated these derivatives as fair value hedges. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. As of June 18, 2010 and December 31, 2009, we recorded an asset of $7.9 million and a liability of $1 million, respectively, related to the fair value of the swaps. We record the change in the fair value of the underlying debt due to change in the LIBOR rate as an addition to the carrying amount of the debt. At June 18, 2010, such change was $9.7 million. The difference between the change in the fair value of the swap and the change in the fair value in the underlying debt is considered the ineffective portion of the hedging relationship. We recognized a loss of $0.5 million and $0.8 million related to the ineffective portion of the hedging relationship for the second quarter and year-to-date 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest Rate Cap Derivative. We have one interest rate cap agreement related to variable rate mortgage debt. The interest rate cap is valued based on the prevailing market yield curve on the date of measurement. We recognized a loss of $0.6 million and $1.4 million based on the changes in the fair value of the derivative during the second quarter and year-to-date 2010, respectively. The fair value of the cap was $0.4 million and $1.8 million at June 18, 2010 and December 31, 2009, respectively. Changes in the fair value of these instruments are recorded in gain (loss) on foreign currency and derivatives.

Foreign Currency Forward Purchase Contracts. As of June 18, 2010, we had three foreign currency forward purchase contracts to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the partners’ capital portion of our balance sheet. The forward purchase contracts are valued based on the forward yield curve of the Euro to U.S. Dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The following table summarizes our three foreign currency purchase contracts (in millions):

	Transaction	Transaction	Forward	Fair Value at		Change in Fair Value for the period ended
Transaction Date	Amount in Euros	Amount in Dollars	Purchase Date	June 18, 2010	December 31, 2009	June 18, 2010	June 19, 2009
February 2008	€30	$43	August 2011	$5.4	$(.1)	$5.5	$(1.0)
February 2008	15	22	February 2013	3.1	.7	2.4	(.8)
May 2008	15	23	May 2014	3.7	1.1	2.6	(1.1)

Total	€60	$88		$12.2	$1.7	$10.5	$(2.9)

On July 9, 2010, we entered into an additional €20 million ($26 million) forward purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of October 1, 2014. To date, we have hedged €80 million ($114 million) of our net investment in the European joint venture.

Fair Value of Other Financial Assets and Liabilities. We did not elect the fair measurement option for any of our other financial assets or liabilities. Notes receivable and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates and are adjusted to reflect the effects of foreign currency translation. Valuations for secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair value of certain financial assets and liabilities and other financial instruments are shown below:

	June 18, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Notes receivable	$56	$56	$11	$11
Financial liabilities
Senior notes	3,068	3,105	3,411	3,473
Exchangeable Senior Debentures	1,139	1,352	1,123	1,246
Mortgage debt and other, net of capital leases	1,187	1,190	1,303	1,269

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Non-controlling Interests of Consolidated Partnerships

As of June 18, 2010, we consolidate three majority-owned partnerships with mandatorily redeemable non-controlling interests with finite lives ranging from 99 to 100 years that terminate between 2081 and 2095. Third party partnership interests that have finite lives are included in non-controlling interests – consolidated partnerships in the consolidated balance sheets and totaled $21 million and $22 million as of June 18,, 2010 and December 31, 2009, respectively. At June 18, 2010 and December 31, 2009, the fair values of the non-controlling interests in these partnerships were approximately $55 million and $44 million, respectively. As of June 18, 2010, none of our partnerships have infinite lives as defined by GAAP.

12.	Note Receivable

On April 13, 2010, we acquired, at a discount, the two most junior tranches of a €427 million mortgage loan that is secured by six hotels located in Europe. The two junior tranches purchased by us have a face value of €64 million and are subordinate to €363 million of senior debt. Interest payments for the tranches are based on the 90-day EURIBOR plus 303 basis points, or approximately 3.8%, and the loan is performing. The loan matures in October of 2010 and there are two, one-year extension options, subject to debt service coverage requirements. The note is denominated in the Euro, which is the functional currency of the wholly-owned entity that holds the note, and is then translated to U.S. dollars on the accompanying balance sheet. The resulting translation adjustment is reflected in accumulated other comprehensive income.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following condensed consolidating financial information sets forth the financial position as of June 18, 2010 and December 31, 2009, results of operations for the quarter and year-to-date periods ended June 18, 2010 and June 19, 2009 and cash flows for the year-to-date periods ended June 18, 2010 and June 19, 2009 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Balance Sheets

(in millions)

June 18, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$693	$5,149	$4,212	$—	$10,054
Due from managers	(13)	1	66	—	54
Investments in affiliates	6,065	1,275	27	(7,232)	135
Rent receivable	—	25	—	(25)	—
Deferred financing costs, net	37	—	6	—	43
Furniture, fixtures and equipment replacement fund	41	38	67	—	146
Other	355	67	340	(452)	310
Restricted cash	—	1	42	—	43
Cash and cash equivalents	872	25	274	—	1,171

Total assets	$8,050	$6,581	$5,034	$(7,709)	$11,956

Debt	$1,747	$2,731	$1,210	$(293)	$5,395
Rent payable	—	—	25	(25)	—
Other liabilities	106	155	241	(159)	343

Total liabilities	1,853	2,886	1,476	(477)	5,738
Limited partnership interests of third parties	169	—	—	—	169
Partners’ capital	6,028	3,695	3,537	(7,232)	6,028
Non-controlling interests — other consolidated partnerships	—	—	21	—	21

Total liabilities, limited partnership interest of third parties and capital	$8,050	$6,581	$5,034	$(7,709)	$11,956

December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$722	$5,210	$4,299	$—	$10,231
Assets held for sale	—	8	—	—	8
Due from managers	(23)	1	53	(2)	29
Investments in affiliates	5,887	1,199	28	(6,961)	153
Rent receivable	—	37	—	(37)	—
Deferred financing costs, net	42	—	7	—	49
Furniture, fixtures and equipment replacement fund	40	32	52	—	124
Other	256	64	344	(400)	264
Restricted cash	—	—	53	—	53
Cash and cash equivalents	1,340	34	268	—	1,642

Total assets	$8,264	$6,585	$5,104	$(7,400)	$12,553

Debt	$1,799	$3,004	$1,327	$(293)	$5,837
Rent payable	—	—	37	(37)	—
Other liabilities	139	172	166	(109)	368

Total liabilities	1,938	3,176	1,530	(439)	6,205
Limited partnership interests of third parties	139	—	—	—	139
Partners’ capital	6,187	3,409	3,552	(6,961)	6,187
Non-controlling interests – consolidated partnerships	—	—	22	—	22

Total liabilities, limited partnership interest of third parties and capital	$8,264	$6,585	$5,104	$(7,400)	$12,553

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended June 18, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$68	$137	$1,094	$(185)	$1,114
Hotel operating expenses	—	—	(745)	—	(745)
Property-level expenses	(7)	(36)	(53)	—	(96)
Depreciation and amortization	(14)	(68)	(57)	—	(139)
Corporate and other expenses	(1)	(12)	(11)	—	(24)
Rental expense	—	—	(185)	185	—
Interest income	2	—	3	(4)	1
Interest expense	(21)	(48)	(17)	4	(82)
Loss on foreign currency transactions and derivatives	(2)	—	(1)	—	(3)
Equity in earnings (losses) of affiliates	(5)	19	—	(14)	—

Income (loss) before income taxes	20	(8)	28	(14)	26
Provision for income taxes	—	—	(6)	—	(6)

INCOME (LOSS) FROM CONTINUING OPERATIONS	20	(8)	22	(14)	20
Income (loss) from discontinued operations, net of tax	—	—	—	—	—

NET INCOME (LOSS)	20	(8)	22	(14)	20
Less: Net income attributable to non-controlling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$20	$(8)	$21	$(14)	$19

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter ended June 19, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$59	$136	$1,031	$(175)	$1,051
Hotel operating expenses	—	—	(698)	—	(698)
Property-level expenses	(6)	(36)	(53)	—	(95)
Depreciation and amortization	(20)	(61)	(56)	—	(137)
Corporate and other expenses	(3)	(8)	(6)	—	(17)
Rental expense	—	—	(175)	175	—
Interest income	3	—	3	(4)	2
Interest expense	(15)	(56)	(15)	4	(82)
Net gains on property transactions	—	—	1	—	1
Gain on foreign currency transactions and derivatives	4	—	2	—	6
Equity in earnings (losses) of affiliates	(33)	18	—	(17)	(32)

Income (loss) before income taxes	(11)	(7)	34	(17)	(1)
Provision for income taxes	—	—	(10)	—	(10)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(11)	(7)	24	(17)	(11)
Income (loss) from discontinued operations, net of tax	(58)	(18)	(1)	19	(58)

NET INCOME (LOSS)	(69)	(25)	23	2	(69)
Less: Net income attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(69)	$(25)	$23	$2	$(69)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year-to-date ended June 18, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$125	$249	$1,898	$(335)	$1,937
Hotel operating expenses	—	—	(1,323)	—	(1,323)
Property-level expenses	(12)	(67)	(102)	—	(181)
Depreciation and amortization	(27)	(135)	(113)	—	(275)
Corporate and other expenses	(3)	(25)	(21)	—	(49)
Rental expense	—	—	(335)	335	—
Interest income	3	1	5	(7)	2
Interest expense	(48)	(104)	(34)	7	(179)
Loss on foreign currency and derivatives	(3)	—	(2)	—	(5)
Equity in earnings (losses) of affiliates	(97)	19	—	73	(5)

Income (loss) before income taxes	(62)	(62)	(27)	73	(78)
Benefit for income taxes	—	—	16	—	16

INCOME (LOSS) FROM CONTINUING OPERATIONS	(62)	(62)	(11)	73	(62)
Income (loss) from discontinued operations, net of tax	(2)	—	(1)	1	(2)

NET INCOME (LOSS)	(64)	(62)	(12)	74	(64)
Less: Net income attributable to non-controlling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(64)	$(62)	$(14)	$74	$(66)

Year-to-date ended June 19, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$128	$247	$1,876	$(336)	$1,915
Hotel operating expenses	—	—	(1,291)	—	(1,291)
Property-level expenses	(12)	(66)	(98)	—	(176)
Depreciation and amortization	(27)	(154)	(111)	—	(292)
Corporate and other expenses	(3)	(16)	(13)	—	(32)
Rental expense	—	—	(336)	336	—
Interest income	7	1	6	(10)	4
Interest expense	(36)	(110)	(33)	10	(169)
Net gains on property transactions	—	—	2	—	2
Gain on foreign currency and derivatives	3	—	1	—	4
Equity in earnings (losses) of affiliates	(125)	26	—	65	(34)

Income (loss) before income taxes	(65)	(72)	3	65	(69)
Benefit for income taxes	—	—	4	—	4

INCOME (LOSS) FROM CONTINUING OPERATIONS	(65)	(72)	7	65	(65)
Income (loss) from discontinued operations, net of tax	(64)	(14)	(3)	17	(64)

NET INCOME (LOSS)	(129)	(86)	4	82	(129)
Less: Net income attributable to non-controlling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(129)	$(86)	$3	$82	$(130)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year-to-date ended June 18, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$76	$58	$85	$219

INVESTING ACTIVITIES
Proceeds from sales of assets, net	3	9	—	12
Note receivable	(53)	—	—	(53)
Capital expenditures	(7)	(51)	(42)	(100)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(1)	(6)	(15)	(22)
Change in FF&E replacement funds designated as restricted cash	—	—	5	5

Cash used in investing activities	(58)	(48)	(52)	(158)

FINANCING ACTIVITIES
Repurchase/redemption of senior notes, including exchangeable debentures	(346)	—	—	(346)
Mortgage debt prepayments and scheduled maturities	—	—	(124)	(124)
Scheduled principal repayments	—	(1)	(4)	(5)
Common OP unit issuance	55	—	—	55
Redemption of preferred OP units	(101)	—	—	(101)
Distributions on common OP units	(7)	—	—	(7)
Distributions on preferred OP units	(6)	—	—	(6)
Distributions to non-controlling interests	—	—	(3)	(3)
Change in restricted cash other than FF&E replacement fund	1	(1)	5	5
Transfers to/from Parent	(82)	(17)	99	—

Cash used in financing activities	(486)	(19)	(27)	(532)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(468)	$(9)	$6	$(471)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year-to-date ended June 19, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$88	$41	$126	$255

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	108	—	108
Investments in and return of capital from affiliates, net	39	—	—	39
Capital expenditures	(14)	(98)	(80)	(192)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(1)	8	(9)	(2)
Change in FF&E replacement funds designated as restricted cash	—	(4)	—	(4)

Cash provided by (used in) investing activities	24	14	(89)	(51)

FINANCING ACTIVITIES
Financing costs	(6)	—	(4)	(10)
Issuances of debt	386	—	120	506
Repayment on credit facility	(200)	—	—	(200)
Repurchase/redemption of senior notes, including exchangeable debentures	(69)	—	—	(69)
Mortgage debt prepayments and scheduled maturities	—	(34)	—	(34)
Scheduled principal repayments	—	(2)	(5)	(7)
Common OP unit issuance	480	—	—	480
Distributions on common OP units	(27)	—	—	(27)
Distributions on preferred OP units	(4)	—	—	(4)
Distributions to non-controlling interests	—	—	(2)	(2)
Change in restricted cash, other than FF&E replacement fund	—	3	(2)	1
Transfers to/from Parent	149	(9)	(140)	—

Cash provided by (used in) financing activities	709	(42)	(33)	634

INCREASE IN CASH AND CASH EQUIVALENTS	$821	$13	$4	$838

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this report. Host Hotels & Resorts, Inc. is a Maryland corporation and operates as a self-managed and self-administered real estate investment trust, or REIT. Host Hotels & Resorts, Inc. owns properties and conducts operations through Host Hotels & Resorts, L.P., a Delaware limited partnership, of which Host Hotels & Resorts, Inc. is the sole general partner and in which it holds approximately 98% of the partnership interests as of June 18, 2010. In this report, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host” to specifically refer to Host Hotels & Resorts, Inc. and the terms “operating partnership” or “Host LP” to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host and Host LP.

Forward-Looking Statements

In this report on Form 10-Q, we make some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance that involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

national and local economic and business conditions, including the changing economic environment as well as the potential for terrorist attacks, that will affect our results of operations, occupancy rates at our hotels and the demand for hotel products and services;

•	operating risks associated with the hotel business;

•	risks associated with the level of our indebtedness;

•

risks associated with our ability to meet covenants in our debt agreements and to enter into derivative contracts in order to hedge risks associated with changes in interest rates and foreign currency exchange rates;

•	relationships with property managers and joint venture partners;

•	our ability to maintain our properties in a first-class manner, including meeting capital expenditure requirements;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

•	changes in travel patterns, taxes and government regulations, which influence or determine wages, prices, construction procedures and costs;

•	our ability to complete acquisitions and dispositions;

•	costs associated with litigation judgments or settlements;

•

the ability of Host and each of the REIT entities acquired, established or to be established by Host, to continue to satisfy complex rules to qualify as REITs for federal income tax purposes, Host LP’s ability to satisfy the rules to maintain its status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes and Host’s ability and the ability of its subsidiaries, and similar entities to be acquired or established by Host, to operate effectively within the limitations imposed by these rules;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with exceptions;

•	the valuation of our hotels and the possible incurrence of impairment charges;

•	our degree of leverage, which may affect our ability to obtain financing in the future;

•	the reduction in our operating flexibility and our ability to make distributions resulting from restrictive covenants contained in our debt agreements, including the risk of default that could occur;

•	government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	the effects of tax legislative action;

•	the effect of any rating agency downgrades on the cost and availability of new debt financings;

•	the relatively fixed nature of our property-level operating costs and expenses; and

•

our ability to recover fully under our existing insurance for terrorist acts, to maintain adequate or full replacement cost “all-risk” property insurance on our properties on commercially reasonable terms and to satisfy the insurance requirements of our lenders.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10–K for the year ended December 31, 2009 and in other filings with the SEC. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release updates to any forward-looking statement contained in this report in order to conform the statement to actual results or changes in our expectations.

Outlook

We currently own 110 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Operating Outlook. The positive trends that we began to experience in the first quarter of 2010 continued to improve in the second quarter as RevPAR at our comparable hotels increased 8.1% for the quarter. The RevPAR growth was driven by an increase of 6 percentage points in occupancy for the quarter, which reflects strong transient demand and improvements in corporate group business. We also experienced an increase of 2.8% in the average rate for our transient business, the first such rate increase since the second quarter of 2008, though overall average room rates declined 0.7% for the quarter. The improvement in transient average rates during the quarter reflects our managers’ ability to shift business away from the discounted leisure business to more profitable premium and corporate transient business as lodging fundamentals have improved. Meanwhile, while overall group demand and booking pace has improved, we continue to experience shorter booking windows than we have historically. Year-to-date, comparable hotel RevPAR is up 3.5%.

RevPAR changes that are driven predominately by occupancy have different implications on overall revenue levels, as well as incremental operating profit, than do changes that are driven predominately by average rate. For example, increases in occupancy would lead to increases in rooms revenues and ancillary revenues, such as food and beverage, as well as incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in additional room-related costs. As a result, changes in RevPAR driven by increases or decreases in average room rates have a greater effect on profitability than changes in RevPAR caused by occupancy levels. Therefore, while we did have strong RevPAR growth for the quarter, we continue to experience pressure on operating margins as, to date, the RevPAR growth has been primarily driven by improvements in occupancy. We would not anticipate strong growth in operating margins until we experience sustained growth in average room rates at our properties. Additionally, margins continue to be affected by a decline in attrition and cancellation fees, which were $16 million higher in the second quarter of 2009.

While the operating performance thus far in 2010 has been promising, there are still several trends which make the full year 2010 lodging performance difficult to forecast. Optimism over projected increases in GDP and consumer spending is tempered by persistently high unemployment and uncertainty in the strength and duration of the general economic recovery, particularly as the European debt crisis unfolds and economic stimulus programs come to an end, all of which may inhibit GDP growth and, in turn, lodging demand. However, after taking into account the combination of the economic and lodging industry trends discussed above, we believe that comparable hotel RevPAR will increase 4% to 5.5% for 2010.

Investing activities outlook

Property acquisitions. Subsequent to quarter end, we have acquired, or reached an agreement to acquire, the following lodging properties in New York, Chicago and London:

•

On July 14, 2010, we participated in a settlement agreement with the owner of the W New York – Union Square and the property’s mezzanine lenders under which the hotel owner will be acquired by a venture led by us and in which Istithmar World will be a minority member. The hotel is located amongst several of New York’s most prominent business and leisure destinations and has over 7,000 square feet of meeting space. Closing is anticipated in September of 2010 and is subject to bankruptcy court approval.

•

On July 20, 2010, we reached an agreement to acquire the 424-room Westin Chicago River North for approximately $165 million. The hotel is located in Chicago’s theater and financial district and has approximately 28,000 square feet of meeting space. We expect to complete this acquisition, which is subject to customary closing conditions, in August of 2010.

•

On July 22, 2010, we acquired the Le Meridien Piccadilly in London, England at a purchase price of approximately £64 million ($98 million), including the assumption of a £33 million ($50 million) mortgage. The 266-room hotel is located in the West End district of London, with 12,000 square feet of meeting space as well as an extensive health club.

We may acquire properties through various structures, including transactions involving single assets, portfolios, joint ventures or acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through available cash or a combination of cash and other sources, including proceeds from sales of properties, the incurrence of debt, advances under our credit facility, proceeds from equity offerings of Host or issuance of OP units by Host LP.

Other investments. On July 20, 2010, our joint venture in Asia, Asia Pacific Hospitality Venture Pte., Ltd. (the “Asian joint venture”), in which we are a 25% partner, reached an agreement with Accor and InterGlobe to develop seven properties totaling approximately 1,750 rooms for a total cost of approximately $325 million in three major cities in India; Bangalore, Chennai and Delhi (the “Indian joint venture”). The Asian joint venture will invest approximately $50 million to acquire approximately 36% of the interest in the Indian joint venture. The properties will be managed by Accor under the Pullman, Novotel and Ibis brands. Development of the properties is underway, and the first hotel is expected to open in the second quarter of 2011.

On April 13, 2010, we acquired at a discount the two most junior tranches of a €427 million mortgage loan that is secured by six hotels located in Europe. The two junior tranches have a face value of €64 million and are subordinate to €363 million of senior debt. The interest payments due on the note are based on the 90-day EURIBOR plus 303 basis points, or currently approximately 3.8%.

Capital expenditures. For 2010, we intend to renovate approximately 5,300 guest rooms, 181,000 square feet of ballroom and meeting space and 67,200 square feet of public space, including lobbies and restaurants. We will also develop a new 21,000 square foot ballroom at the Westin Kierland Resort & Spa. Our 2010 program includes the start of an extensive $190 million project at the 1,362-room San Diego Marriott Hotel & Marina, which will include a complete renovation of all guest rooms, the pool and fitness center, as well as the expansion and development of new meeting space and an exhibit hall. Year-to-date, we have spent $100 million on capital expenditures, including $33 million on repositioning and return on investment projects. We expect that capital expenditures will be between $300 million to $320 million during 2010.

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

Equity transactions. On August 19, 2009, Host entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the New York Stock Exchange. Since the inception of the program, Host has issued approximately 32.3 million shares at an average price of $10.69 per share for net proceeds of approximately $342 million. The net proceeds were contributed to us in exchange for common OP units based on the current conversion ratio. Host did not issue additional shares during the second quarter of 2010. Host may continue to sell shares of common stock under this program from time to time based on market conditions, although Host is not under an obligation to sell any shares. Host currently has approximately $54 million available for issuance under this program.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	June 18, 2010	June 19, 2009	% Increase (Decrease)
Revenues:
Total hotel sales	$1,087	$1,026	5.9%
Operating costs and expenses:
Property-level costs (1)	980	930	5.4
Corporate and other expenses	24	17	41.2
Operating profit	110	104	5.8
Interest expense	82	82	—
(Income) loss attributable to non-controlling interests	(1)	—	N/M *
Loss from discontinued operations	—	(58)	N/M
Net income (loss) attributable to Host Hotels & Resorts, L.P.	19	(69)	N/M

All hotel operating statistics (2):
RevPAR	$129.01	$117.36	9.9%
Average room rate	$175.33	$175.24	0.1%
Average occupancy	73.6%	67.0%	6.6 pts.
Comparable hotel operating statistics (3):
RevPAR	$129.44	$119.76	8.1%
Average room rate	$175.47	$176.64	(0.7)%
Average occupancy	73.8%	67.8%	6.0 pts.

	Year-to-date ended
	June 18, 2010	June 19, 2009	% Increase (Decrease)
Revenues:
Total hotel sales	$1,880	$1,861	1.0%
Operating costs and expenses:
Property-level costs (1)	1,779	1,759	1.1
Corporate and other expenses	49	32	53.1
Operating profit	109	124	(12.1)
Interest expense	179	169	5.9
(Income) loss attributable to non-controlling interests	(2)	(1)	N/M
Loss from discontinued operations	(2)	(64)	N/M
Net loss attributable to Host Hotels & Resorts, L.P.	(66)	(130)	(49.2)

All hotel operating statistics (2):
RevPAR	$119.76	$114.01	5.1%
Average room rate	$171.55	$177.83	(3.5)%
Average occupancy	69.8%	64.1%	5.7 pts.
Comparable hotel operating statistics (3):
RevPAR	$120.23	$116.19	3.5%
Average room rate	$171.69	$179.27	(4.2)%
Average occupancy	70.0%	64.8%	5.2 pts.

(1)	Amount represents total operating costs and expenses per our condensed consolidated statements of operations less corporate expenses.

(2)	Operating statistics are for all properties as of June 18, 2010 and June 19, 2009, and include the results of operations for disposed hotels prior to their disposition.
(3)	Comparable hotel operating statistics for June 18, 2010 and June 19, 2009 are based on 109 comparable hotels as of June 18, 2010.

*N/M=Not meaningful.

2010 Compared to 2009

Hotel Sales Overview

	Quarter ended
	June 18, 2010	June 19, 2009	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$672	$622	8.0%
Food and beverage	343	318	7.9
Other	72	86	(16.3)

Total hotel sales	$1,087	$1,026	5.9

	Year-to-date ended
	June 18, 2010	June 19, 2009	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$1,156	$1,122	3.0%
Food and beverage	595	584	1.9
Other	129	155	(16.8)

Total hotel sales	$1,880	$1,861	1.0

Hotel sales grew 5.9% and 1.0% for the quarter and year-to-date, respectively, reflecting strong growth in RevPAR at our properties, as well as increases in rooms and food and beverage revenues, partially offset by a decline in other revenues as a result of a decline in attrition and cancellation fees. Revenues for properties sold in 2010 or 2009 have been reclassified to discontinued operations. See “Discontinued Operations” below.

We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or large scale capital improvements during these periods. As of June 18, 2010, all of our 109 hotels were classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description. We also discuss our operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

For the quarter, comparable hotel sales increased 6.2% to approximately $1.1 billion and 1.7% to approximately $1.9 billion year-to-date. The revenue growth reflects the increase in comparable RevPAR of 8.1% for the quarter and 3.5% year-to-date, as well as increases in food and beverage sales, which were partially offset by a decline in other revenues, reflecting the decline in attrition and cancellation fees. The improvements in RevPAR were the result of an increase in occupancy of 6.0 percentage points for the quarter and 5.2 percentage points year-to-date, partially offset by a decrease in average room rates of 0.7% for the quarter and 4.2% year-to-date. We have adopted a reporting calendar that is closely aligned with the reporting calendar used by Marriott International, the manager of a majority of our properties, whose second quarter ended on June 18, 2010. As a result of the reporting calendar we adopted, for our non-Marriott managed hotels (covering approximately 40% of our hotels) we are unable to report June operations until the third quarter because our hotel managers using a monthly reporting period do not make mid-month results available to us. Based on a calendar quarter ending June 30, 2010 for all of our comparable hotels, RevPAR increased 9.8% and 4.3% for the quarter and year-to-date, respectively, when compared to the same period in 2009. For further discussion see “Reporting Periods” in our most recent Annual Report on Form 10-K.

Food and beverage revenues for our comparable hotels increased 8.6% for the quarter and 3.1% year-to-date. The increase in the quarter was driven by an increase in banquet and audio visual sales. Other revenues for our comparable hotels, which primarily represent spa, golf, parking, internet connectivity and attrition and cancellation fees, decreased 16.1% for the quarter and 16.2% year-to-date. The decline is due to a reduction in attrition and cancellation fees compared to 2009, when several large groups and business travelers cancelled their travel plans, which has disproportionately affected some of the larger hotels in the portfolio. Excluding the incremental attrition and cancellation fees in 2009 of $16 million and $28 million for the second quarter and year-to-date, respectively, other revenues would have increased by 2.2% and 1.7%, respectively. The decline in attrition and cancellation fees has had a negative effect on the 2010 operating profit margins in comparison to 2009.

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of June 18, 2010 and June 19, 2009:

Comparable Hotels by Property Type (a)

	As of June 18, 2010		Quarter ended June 18, 2010			Quarter ended June 19, 2009
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	53	34,482	$186.86	75.9%	$141.88	$184.73	69.9%	$129.12	9.9%
Suburban	29	10,964	140.44	67.3	94.53	143.38	60.3	86.42	9.4
Resort/ Conference	13	8,082	219.46	72.8	159.82	231.93	67.6	156.71	2.0
Airport	14	6,956	115.49	74.2	85.67	117.15	69.4	81.31	5.4

All Types	109	60,484	175.47	73.8	129.44	176.64	67.8	119.76	8.1

	As of June 18, 2010		Year-to-date ended June 18, 2010			Year-to-date ended June 19, 2009
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	53	34,482	$181.14	71.0%	$128.68	$186.13	65.9%	$122.63	4.9%
Suburban	29	10,964	138.48	65.4	90.53	146.76	59.4	87.13	3.9
Resort/ Conference	13	8,082	222.45	71.3	158.54	241.16	66.5	160.42	(1.2)
Airport	14	6,956	116.20	71.0	82.53	121.66	66.2	80.60	2.4

All Types	109	60,484	171.69	70.0	120.23	179.27	64.8	116.19	3.5

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended June 18, 2010 and June 19, 2009 is from January 2, 2010 to June 18, 2010 and January 3, 2009 to June 19, 2009, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the second quarter of 2010, RevPAR increased across all of our hotel property types. Our urban properties led the portfolio, with a 9.9% increase in RevPAR for the quarter. The continued improvement in demand, particularly in our major metropolitan markets in the east such as New York, Boston and Washington, D.C., has allowed our operators to begin to increase the average room rates at our urban properties, which improved 1.2% overall for the quarter. Our suburban properties also experienced a significant RevPAR increase in the second quarter driven by strength in the suburban Boston, Orange County, San Francisco and Denver markets. Our resort/conference hotels continued to lag the portfolio as a whole, as the 12.2% improvement in RevPAR at our resort/conference properties in our Florida region were partially offset by the RevPAR declines in the Hawaii and Phoenix markets. RevPAR at our Airport properties improved 5.4% for the quarter driven by strong demand growth in the Chicago, Newark and San Francisco airport markets.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of June 18, 2010 and June 19, 2009:

Comparable Hotels by Region (a)

	As of June 18, 2010		Quarter ended June 18, 2010			Quarter ended June 19, 2009
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,941	$162.80	72.8%	$118.45	$176.06	67.2%	$118.23	0.2%
Mid-Atlantic	10	8,328	217.46	85.1	185.01	208.67	77.3	161.33	14.7
North Central	13	5,897	133.26	68.2	90.84	133.51	62.3	83.22	9.2
South Central	9	5,687	150.15	69.8	104.87	148.89	65.0	96.79	8.3
Florida	9	5,677	196.28	74.3	145.78	197.36	66.9	132.11	10.3
DC Metro	12	5,416	204.93	83.6	171.23	199.43	81.3	162.22	5.6
Atlanta	8	4,252	149.39	62.3	93.12	154.70	58.5	90.55	2.8
New England	7	3,924	183.14	74.7	136.85	175.86	63.6	111.83	22.4
Mountain	7	2,889	157.64	69.4	109.41	174.89	62.3	108.88	0.5
International	7	2,473	163.71	65.2	106.66	137.37	60.9	83.69	27.5

All Regions	109	60,484	175.47	73.8	129.44	176.64	67.8	119.76	8.1

	As of June 18, 2010		Year-to-date ended June 18, 2010			Year-to-date ended June 19, 2009
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,941	$163.06	69.4%	$113.15	$180.89	64.8%	$117.21	(3.5)%
Mid-Atlantic	10	8,328	206.84	78.5	162.41	207.93	70.6	146.69	10.7
North Central	13	5,897	124.90	60.8	76.00	128.34	56.9	73.02	4.1
South Central	9	5,687	149.00	70.5	104.98	152.68	65.1	99.44	5.6
Florida	9	5,677	201.98	75.5	152.54	209.66	68.6	143.90	6.0
DC Metro	12	5,416	197.24	75.1	148.03	205.47	74.7	153.46	(3.5)
Atlanta	8	4,252	151.45	64.1	97.13	157.57	59.6	93.88	3.5
New England	7	3,924	168.24	64.2	108.05	165.36	55.9	92.42	16.9
Mountain	7	2,889	160.65	67.5	108.46	182.85	60.3	110.35	(1.7)
International	7	2,473	155.88	64.4	100.43	138.08	60.9	84.14	19.4

All Regions	109	60,484	171.69	70.0	120.23	179.27	64.8	116.19	3.5

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended June 18, 2010 and June 19, 2009 is from January 2, 2010 to June 18, 2010 and January 3, 2009 to June 19, 2009, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the second quarter of 2010, RevPAR improved across all of our geographic regions when compared to the second quarter of 2009. Our New England region was the top performing U.S. region with a RevPAR growth of 22.4%, which was driven by RevPAR growth of 23.8% in the Boston market. This increase was driven by strong transient demand coupled with in-house and city-wide group demand, as well as a business mix shift from the discounted business to higher-rated retail and special corporate business. The Boston market also benefited from easier comparisons for our Sheraton Boston and Boston Marriott Copley Place, which were under renovation in the second quarter of 2009.

RevPAR in our Mid-Atlantic region grew 14.7% for the quarter, driven by RevPAR growth at our New York properties of 19.1%. For our New York properties, occupancy grew 9.4 percentage points and rate improved 7%, reflecting significant improvements in both transient and group demand during the quarter. Our Florida region outperformed the portfolio as well, led by strong performance in the Miami/Ft. Lauderdale market. RevPAR increased 14.3% in this market, reflecting improved transient and group demand, as well as the effect of the late 2009 ballroom addition at the Harbor Beach Marriott Resort & Spa.

For the quarter, results in our South Central region were mixed as the significant 22.4% RevPAR increase at our New Orleans property was partially offset by lower growth in the Houston and San Antonio markets, which experienced RevPAR growth of 3.3% and 2.9%, respectively. The improvements in the New Orleans market reflect a 7.9 percentage point improvement in occupancy as well average room rate growth of 10.5%. The RevPAR increase in our North Central region was driven by our Chicago market as RevPAR increased 9.2% due to a significant increase in group and transient demand. The Swissôtel, Chicago, with its recent addition of 38,000 square feet of meeting space, substantially outperformed the market with a RevPAR increase of 20.6%.

Although the Pacific region had positive RevPAR growth, it underperformed our other regions. Results varied by market as the Orange County market, which was extremely hard hit by the weak housing market in 2009, had RevPAR growth of 13.3% and RevPAR in San Francisco increased 12.1%. RevPAR for our Phoenix and Hawaii hotels declined 3.9% and 2.7%, respectively, due to significant discounting of group rates which were only partially offset by improvements in occupancy. The San Diego market continued to struggle due to a substantial decline in city-wide and group demand and the absorption of new supply in 2009.

Year-to-date, our top performing regions were the International, Mid-Atlantic and New England regions. The RevPAR growth for the international region primarily reflects changes due to currency fluctuations. On a constant dollar basis, RevPAR in the International region declined .3% year-to-date. The growth in the New England and Mid-Atlantic regions reflects strong demand in our east coast urban markets. The year-to-date RevPAR declines in our Pacific region were driven by the RevPAR declines in our San Diego, Hawaii and Phoenix markets. The year-to-date decline in our DC Metro region reflects difficult comparisons to prior year, particularly during the first quarter, due to the 2009 presidential inauguration and other government-related activities.

Hotels Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 102 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our most recent Annual Report on Form 10-K.

In the second quarter of 2010, overall transient RevPAR increased 11.1% when compared to 2009, reflecting an increase in total room nights of 8.1%, and an increase in average rates of 2.8%. The rate increase was driven primarily by increases in average rates of 8.7% and 4.2% in the premium and corporate transient business, respectively.

During the second quarter, group RevPAR increased approximately 4.8%, reflecting an increase in total room nights of 10.0%, partially offset by a decrease in average rates of 4.7%. Typically, recovery in the group segment will follow improvement in transient demand due to longer booking lead times; therefore, while we did experience improvements in group demand during the quarter, particularly in the higher-rated corporate segment, further improvements in group demand will be necessary for our operators to be able to increase average rates.

Property-level Operating Expenses

	Quarter ended
	June 18, 2010	June 19, 2009	% Increase (Decrease)
	(in millions)
Rooms	$178	$164	8.5%
Food and beverage	241	228	5.7
Other departmental and support expenses	279	265	5.3
Management fees	47	41	14.6
Other property-level expenses	96	95	1.1
Depreciation and amortization	139	137	1.5

Total property-level operating expenses	$980	$930	5.4

	Year-to-date ended
	June 18, 2010	June 19, 2009	% Increase (Decrease)
	(in millions)
Rooms	$319	$298	7.0%
Food and beverage	428	424	0.9
Other departmental and support expenses	501	496	1.0
Management fees	75	73	2.7
Other property-level expenses	181	176	2.8
Depreciation and amortization	275	292	(5.8)

Total property-level operating expenses	$1,779	$1,759	1.1

The overall increase in operating expenses is consistent with higher overall RevPAR at our properties and improvement in occupancy at our hotels. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflationary increases and revenues (which affect management fees), though the effect on specific costs will differ. Also, wages and benefits account for 54% of the property-level operating expenses and increased 3.5% for the quarter, driven by a significant increase in the property-level bonus expense in the second quarter of 2010. Property-level operating expenses exclude the costs associated with hotels we have sold during the periods presented, which are included in discontinued operations.

Rooms. The increase in room expenses is consistent with the overall increase in occupancy as the costs per occupied room were essentially flat for the quarter.

Food and beverage. Food and beverage costs were also well controlled through a reduction in beverage costs as a percentage of revenues and staffing efficiencies. Additionally, beginning in the second quarter, the increase in food and beverage costs reflecting the increase in revenues was partially offset by the positive shift in the mix of business to more catering and audio visual revenues.

Other departmental and support expenses. The increase in these expenses reflects an increase in sales and marketing and general and administration expenses. The increase in revenues drove an increase in non-controllable expenses, such as credit card commissions, loyalty rewards program expenses and the national sales and marketing allocations from our managers.

Management fees. Our base management fees, which are generally calculated as a percentage of total revenues, increased 7.0% for the quarter and 2.2% year-to-date, which is consistent with the increase in revenues. The incentive management fees, which are based on the level of operating profit at each property after the owner has received a priority return on its investment, increased 53.2% and 10.1% during the quarter and year-to-date due to an increase in operating profit at certain properties that are expected to earn incentive management fees during 2010.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. For the quarter and year-to-date 2010, the increase was primarily driven by increases in insurance and other property-level costs. Additionally, the year-to-date increase reflects the increase in ground rent expense related to the New York Marriott Marquis during the first quarter. For the second half of the year, we expect property insurance costs to decline due to the reduction in premiums for our insurance program that runs from June 1, 2010 to May 31, 2011.

Depreciation and amortization. The year-to-date decline in depreciation expense is due to impairment charges recorded in 2009 of approximately $20 million. No impairment charges have been recorded in 2010.

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs such as employee stock-based compensation expense, travel, corporate insurance, legal fees, acquisition pursuit costs, audit fees, building rent and systems costs. The $7 million and $17 million increase for the quarter and year-to-date, respectively, is primarily due to an increase in stock-based compensation expense and bonus accruals. The expense for the stock-based compensation awards is based on personal performance, as well as Host’s year-to-date shareholder return relative to other REITs and to other lodging companies and will vary significantly due to fluctuations in Host’s stock price. The increase reflects an improvement in Host’s shareholder return relative to other REITs and other lodging companies, a 102% increase in Host’s stock price since the second quarter of 2009 and the overall improvement in operations.

Interest Expense. For the second quarter, interest expense was unchanged from prior year. For the second quarter of 2009, interest expense was reduced by a $7 million gain related to the defeasance of a collateralized mortgage-backed security. The increase in interest expense for year-to-date 2010 includes costs associated with debt prepayments during the first quarter (including the acceleration of deferred financing costs) totaling $8 million compared to a decrease in interest expense during the first half of 2009 as a result of gains totaling $10 million related to the repurchase of our 2004 Debentures and the CMBS defeasance. The increase in interest expense was partially offset by a decrease in our overall debt balance and the fixed-to-floating interest rate swap that we entered into in the second half of 2009 for our $300 million mortgage on The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa. The swap transaction reduced interest expense by $1.5 million and $3.1 million for the quarter and year-to-date 2010, respectively.

Equity in Earnings (losses) of Affiliates. The improvement in losses of affiliate is a result of an impairment charge of $34 million recorded in the second quarter of 2009 related to our investment in the European joint venture.

Discontinued Operations. Discontinued operations consist of two hotels sold in 2010 and six hotels sold during 2009 and represent the results of operations and the gains (losses) on the disposition of these hotels during the periods. The losses for second quarter and year-to-date 2009 include $57 million and $77 million, respectively, of impairment charges that were recorded prior to the hotels’ dispositions. The following table summarizes the revenues, income (loss) before taxes, and the gain (loss) on dispositions, net of tax, of the hotels which have been reclassified as discontinued operations in the condensed consolidated statements of operations for the periods presented:

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
	(in millions)
Revenue	$3	$25	$5	$47
Income (loss) before taxes	—	(57)	(2)	(81)
Gain (loss) on dispositions, net of tax	(1)	(1)	(1)	17

Liquidity and Capital Resources

Cash Requirements

We seek to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility given the inherent volatility in the lodging industry. During the difficult economic period in 2008 and 2009, we worked to preserve capital, increase liquidity and extend debt maturities. We took advantage of our strong financial position to repay $470 million of debt and $101 million of preferred units during the first half of 2010. At June 18, 2010, we had approximately $1.2 billion of cash and cash equivalents and $600 million available under our credit facility. We believe that, as a result of these efforts and the overall strength of our balance sheet, we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditure programs and take advantage of investment opportunities.

Host uses cash primarily for acquisitions, capital expenditures, debt payments and dividends to stockholders. As a REIT, Host is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host to make cash distributions are provided by Host LP.

Capital Resources. We depend primarily on external sources of capital to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, Host may seek to issue and sell shares of Host common stock in registered public offerings, including through sales directly on the NYSE under Host’s current “at the market” offering program discussed previously, or to issue and sell shares of Host preferred stock. Host also may seek to cause us to issue, in offerings exempt from registration under the securities laws, debentures exchangeable for shares of Host’s common stock or senior notes. Because a portion of our debt matures every year, we will continue to redeem or refinance senior notes and mortgage debt over time, taking advantage of favorable market conditions when available. In February 2010, Host’s Board of Directors authorized repurchases of up to $400 million of senior notes, exchangeable debentures and mortgage debt. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted unit, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile, and given the movement of prevailing conditions in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur contemporaneously.

On July 27, 2010 we gave notice that we will redeem $225 million principal amount of our Series 7 1/8% Series K senior notes effective as of August 25, 2010. There are $725 million principal amount of our Series K senior notes currently outstanding. The redemption will be pursuant to Host’s Board authorization referred to above and will correspondingly reduce the amount available for other repurchases.

Equity Transactions. On June 18, 2010, we redeemed 4,034,300 units of our 8 7/8% Class E cumulative redeemable preferred OP units at a redemption price of $25.00 per unit, plus accrued distributions. Due to the redemption of the preferred OP units, the original issuance costs for the Class E preferred units have been treated as a deemed distribution in the condensed consolidated statements of operations and have been reflected as a deduction to net income available to common unitholders for the purpose of calculating our basic and diluted earnings per unit. As a result of the redemption, we currently have no preferred units outstanding.

Acquisitions and Dispositions. Year-to-date, we have sold two properties for net proceeds of approximately $12 million and recorded a $1 million loss which primarily reflects working capital true-ups for previous dispositions. Subsequent to the quarter end, we acquired the Le Meridien, Piccadilly in London England for £64 million ($98 million), including the assumption of mortgage debt of £33 million ($50 million), which was funded with a draw under our credit facility. We also reached agreements for two additional acquisitions, which we expect to complete in August and September.

Capital Expenditures. Our capital expenditures generally fall into three broad categories: renewal and replacement expenditures, repositioning/return on investment, or ROI, projects and value enhancement projects. Repositioning/ROI capital expenditures are selective capital improvements outside the scope of the typical renewal and replacement capital expenditures.

For year-to-date 2010, total capital expenditures decreased by $92 million to $100 million. Our renewal and replacement capital expenditures for year-to-date 2010 were approximately $67 million, which reflects a decrease of approximately 26.4% from 2009 levels. We also spent approximately $10 million for the second quarter and $33 million for year-to-date 2010 on ROI projects.

Sources and Uses of Cash

Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances and debt refinancings. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations during 2010 decreased by $36 million to $219 million compared to 2009, due primarily to the year-to-date decline in operating profit at our hotels.

Cash Used in Investing Activities. Approximately $158 million of cash was used in investing activities during the first half of 2010. This included $100 million of capital expenditures and the investment in the two junior tranches of a mortgage loan in Europe.

The following table summarizes the significant investing activities and dispositions that have been completed as of July 26, 2010 (in millions):

Transaction date	Description of transaction	(Investment) sale price
Acquisitions
July	Acquisition of the Le Meridien, Piccadilly (1)	$(48)

Investment activities
April	Note receivable investment	$(53)

Dispositions
June	Disposition of The Ritz-Carlton, Dearborn	$3
February	Disposition of Sheraton Braintree	9

		$12

(1)	This acquisition was for £64 million ($98 million) and is net of the assumption of a £33 million ($50 million) mortgage loan. The acquisition occurred subsequent to quarter end.

Cash Provided by Financing Activities. Approximately $532 million of cash was used in financing activities during the second quarter of 2010. The following table summarizes the significant debt and equity transactions as of July 26, 2010 (in millions):

Transaction date	Description of transaction	Transaction amount
Debt
July	Draw on credit facility for acquisition of the Le Meridien, Piccadilly	$56
February	Repayment of the 7.4% mortgage loan secured by the Atlanta Marriott Marquis	(124)
January	Redemption of the $346 million face amount of 7% Series M senior notes	(352)

		$(420)

Equity
June	Preferred OP units redemption	$(101)
March	Issuance of approximately 4.2 million common OP units under Host’s continuous equity offering program	55

		$(46)

Debt

As of June 18, 2010, our total debt was $5.4 billion and 98 of our hotels are unencumbered by mortgage debt. Approximately 87% of our debt is a fixed interest with an overall average interest rate of 6.6% and an average maturity of 4.3 years.

Exchangeable Senior Debentures. We currently have three issuances of exchangeable senior debentures outstanding: $400 million, 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”), $526 million, 2 5/8% debentures that were issued on March 23, 2007 (the “2007 Debentures”) and $325 million, 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”), collectively, the “Debentures.” The Debentures are equal in right of payment with all of our other senior notes. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host’s common stock. Upon exchange, the 2004 Debentures would be exchanged for Host’s common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the debentures) and Host’s common stock (for the remainder of the exchange value) and the 2009 Debentures would be exchanged for Host’s common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders.

The following chart details our current outstanding Debentures:

	Maturity date	Next put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	71.0101	$14.08	28.4 million
2007 Debentures	4/15/2027	4/15/2012	4/20/2012	526	32.0239	31.23	16.8 million
2004 Debentures	4/15/2024	4/15/2014	4/19/2009	325	65.3258	15.31	21.2 million

Total				$1,251

We separately account for the liability and equity components of our Debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the Debentures, which is the expected life of the debt. However, there is no effect on our cash interest payments. The following chart details the initial allocations between the debt and equity components of the debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at June 18, 2010:

	Initial face amount	Initial debt value	Initial equity value	Face amount outstanding at 6/18/10	Debt carrying value at 6/18/10	Unamortized discount at 6/18/10
	(in millions)
2009 Debentures	$400	$316	$82	$400	$322	$78
2007 Debentures	600	502	89	526	492	34
2004 Debentures	500	413	76	325	325	—

Total	$1,500	$1,231	$247	$1,251	$1,139	$112

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Contractual interest expense (cash)	$8	$7	$16	$14
Non-cash interest expense due to discount amortization	7	6	15	13

Total interest expense	$15	$13	$31	$27

Mortgage Debt. Beginning on June 11, 2010, the interest rate on our $75 million loan for the Desert Springs, a JW Marriott Resort and Spa increased 200 basis points to 9.8%. All excess cash (as defined in the loan agreement) generated by the partnership that owns this property is now applied to principal. We have the option to repay the loan without a premium or penalty on any future payment date. Currently, the cash flow from this property is below the debt service requirements.

Credit Ratings. Currently, we have approximately $4.2 billion of senior notes outstanding that are rated BB+ by Standard & Poor’s Ratings and Ba1 by Moody’s Investors Service. On July 7, 2010, Moody’s Investors Service revised their rating outlook for Host to stable from negative. Currently, both ratings services have a stable outlook for Host. If our operations decline, the ratings on our securities could be reduced. In such case, and if we are unable to improve our ratings, our cost to issue senior notes, either in a refinancing or otherwise, or preferred stock would likely increase. For a more detailed discussion of the effect of ratings of our securities on our liquidity and cost of funds, investors should refer to the discussion of our credit ratings in our annual report on Form 10-K.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of June 18, 2010:

	Actual Ratio	Covenant Requirement
			2010	2011
Leverage ratio	5.46x	Maximum ratio of:	7.25x	7.25x
Fixed charge coverage ratio	1.78x	Minimum ratio of:	1.10x	1.15x
Unsecured interest coverage ratio	2.72x	Minimum ratio of:	1.75x	1.75x

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

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of June 18, 2010:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	327%	Minimum ratio of 125%
Total indebtedness to total assets	32%	Maximum ratio of 65%
Secured indebtedness to total assets	6%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	2.5x	Minimum ratio of 2.0x

For further detail on our credit facility and senior notes, see our 2009 Annual Report on Form 10-K.

Other Real Estate Investments

We own a leasehold interest in 53 Courtyard by Marriott properties and 18 Residence Inn by Marriott properties, which were sold to Hospitality Properties Trust (“HPT”) and leased back to us in 1995 and 1996. In conjunction with our conversion to a REIT, in 1999 we entered into subleases for these 71 properties with a third party. In late June, HPT sent notices of default because the subtenants failed to meet net worth covenants, which would have triggered an event of default by us under the master leases between us and HPT. As a result, we terminated the subleases effective July 6, 2010. Accordingly, beginning in the third quarter of 2010, we will report the revenues and expenses of the 71 properties in our statement of operations, as well as the associated rental expense due to HPT. We will continue to perform all obligations under the master leases. The subtenants remain obligated to us for outstanding rent payment obligations to the extent that operating cash generated by the hotels is less than rent that would have been paid under the terminated subleases. At the expiration of the master leases, HPT is obligated to pay us deferred proceeds related to the initial sale of the properties of approximately $67 million, subject to damages arising out of an event of default, if any, under the master leases, plus additional amounts of approximately $7.8 million. We gave notice to HPT that we will not extend the term of the master lease on the 18 Residence Inn properties which results in the termination and expiration of the master lease on those properties effective December 31, 2010, at which time we expect that $17 million of deferred proceeds will be paid to us by HPT. In 2010, we also intend to give notice that we will not extend the term of the master lease on the 53 Courtyard by Marriott properties which will result in termination and expiration of the master lease on those properties effective December 31, 2012.

European Joint Venture

We hold a 32.1% ownership interest in a joint venture based in Europe that owns 11 hotel properties located in six countries. The European joint venture has €711 million in mortgage debt, none of which is recourse to us, and all of which has had the potential to trigger covenant defaults, cash sweeps or non-payment defaults. During the second quarter, the European joint venture completed an agreement with the lender holding mortgages totaling €70.5 million on its portfolio of three hotels located in Brussels under which the lender waived breaches of any financial covenants. Additionally, subsequent to quarter end, the European joint venture negotiated an agreement with the lenders of mortgage loans totaling €342 million due in 2013 that had breached financial covenants. The lenders have agreed to amend these financial covenants for two years in exchange for a deposit of approximately €10 million by the European joint venture in an escrow to fund debt service or capital expenditures and commitments to fund planned incremental capital expenditures. These loans are secured by a portfolio of six hotels located in Spain, Italy, Poland and the United Kingdom. These mortgage loans are non-recourse to Host and our partners and a default under these loans does not trigger a default under any of Host’s debt.

During the quarter, the partners of the European joint venture amended and restated their partnership agreement. The amendments were (i) to extend the commitment period during which the European joint venture may make additional equity investments from May 2010 to May 2013, (ii) to reflect an internal restructuring of one of our joint venture partners, and (iii) to reflect changes as a result of the acquisition by the European joint venture of the equity interests of subsidiaries previously owned by a separate TRS joint venture with the same partners, which currently lease, as tenant, five of the hotels owned by the European joint venture. After the partnership agreement was amended the separate TRS joint venture was dissolved.

Distribution Policy

Host is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host to pay dividends on its common stock are provided through distributions from Host LP. As of June 18, 2010, Host is the owner of approximately 98% of the common OP units. The remaining 2% of common OP units are held by various third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host, Host common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host common stock for each OP unit.

Investors should take into account the 2% non-controlling interest in Host LP common OP units when analyzing common dividend payments by Host to its stockholders, as these holders share, on a pro rata basis, in cash amounts being distributed by Host LP to holders of its corresponding common units. For example, if Host paid a $1 per share dividend on its common stock, it would be based on payment of a $1.021494 per common unit distribution by Host LP to Host, as well as to other common OP unitholders.

Host’s current policy on common dividends is generally to distribute, over time, 100% of its annual taxable income. Host intends to pay a quarterly common dividend of $0.01 per share with respect to its common stock in 2010, even if it does not generate taxable income. The amount of any dividend will be determined by Host’s Board of Directors.

On June 18, 2010, Host’s Board of Directors declared a dividend of $0.01 per share on Host’s common stock. The dividend was paid on July 15, 2010 to stockholders of record as of June 30, 2010. Accordingly, Host LP made a distribution of $.01021494 per unit on its common OP units.

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

All of the 109 hotels that we owned on June 18, 2010 have been classified as comparable hotels.

The operating results of the eight hotels we disposed of during the first half of 2010 and during 2009 are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

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

FFO per Diluted Unit

We present FFO per diluted unit as non-GAAP measures of our performance in addition to our earnings per unit (calculated in accordance with GAAP). We calculate FFO per diluted unit for a given operating period as our FFO (defined as set forth below) for such period divided by the number of fully diluted units outstanding during such period. The National Association of Real Estate Investment Trusts (NAREIT) defines FFO as net income (calculated in accordance with GAAP), excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per unit basis after making adjustments for the effects of dilutive securities, including the payment of preferred unit distributions, in accordance with NAREIT guidelines. We believe that FFO per diluted unit is a useful supplemental measure of our operating performance and that presentation of FFO per diluted unit, when combined with the primary GAAP presentation of earnings per unit, provides beneficial information to investors. The following table provides a reconciliation of net income available to common unitholders per unit to FFO per diluted unit (in millions, except per unit amounts):

Reconciliation of Net Income Available to

Common Unitholders to Funds From Operations per Diluted Unit

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009

Net income (loss)	$20	$(69)	$(64)	$(129)
Less: Net (income) loss attributable to non-controlling interests	(1)	—	(2)	(1)
Distributions on preferred units	(2)	(2)	(4)	(4)
Issuance costs of redeemed preferred OP units	(4)	—	(4)	—

Net income (loss) available to common unitholders	13	(71)	(74)	(134)
Adjustments:
(Gains) losses on dispositions, net of taxes	1	1	1	(17)
Amortization of deferred gains and other property transactions, net of taxes	—	(1)	—	(2)
Depreciation and amortization (a)	138	140	275	279
Partnership adjustments	2	1	2	3

Funds From Operations	154	70	204	129
Adjustments for dilutive securities (b):
Assuming deduction of gain recognized for the repurchase of the 2004 Debentures (c)	—	—	—	(2)
Assuming conversion of 2004 Debentures	3	—	—	—
Assuming conversion of 2009 Debentures	5	—	—	—

Diluted FFO (b)(d)	$162	$70	$204	$127

Diluted weighted average unit outstanding (b)(d)	699.6	588.3	648.8	566.2
Diluted FFO per unit (b)(d)	$.23	$.12	$.31	$.22

(a)	In accordance with the guidance on FFO per diluted unit provided by the National Association of Real Estate Investment Trusts, we do not adjust net income for the non-cash impairment charges when determining our FFO per diluted unit.
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

(c)	During the first quarter of 2009, we repurchased $75 million of the 2004 Debentures with a carrying value of $72 million for $69 million. The adjustments to dilutive FFO related to the 2004 Debentures repurchased during the year include the $3 million gain on repurchase, net of interest expense on the repurchased exchangeable debentures.
(d)	FFO per diluted unit and earnings per diluted unit were significantly affected by certain transactions, the effects of which are shown in the table below (in millions, except per unit amounts):

	Quarter ended June 18, 2010		Quarter ended June 19, 2009
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain (loss) on hotel dispositions, net of taxes	$(1)	$—	$(1)	$—
Non-cash impairment charges (1)	—	—	(91)	(91)
Dilutive effect of 2004 Debentures	—	—	—	(5)
Gain on CMBS (4)	—	—	7	7
Preferred OP units redemption (5)	(4)	(4)	—	—

Total	$(5)	$(4)	$(85)	$(89)

Diluted units	651.1	699.6	587.5	608.9
Per diluted unit	$(.01)	$(.01)	$(.14)	$(.14)

	Year-to-date ended June 18, 2010		Year-to-date ended June 19, 2009
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain (loss) on hotel dispositions, net of taxes	$(1)	$—	$17	$—
Non-cash impairment charges (1)	—	—	(131)	(131)
Costs associated with debt extinguishment (2)	(8)	(8)	—	—
Potential loss on litigation (3)	(4)	(4)	—	—
Gain on CMBS (4)	—	—	7	7
Preferred OP units redemption (5)	(4)	(4)	—	—

Total	$(17)	$(16)	$(107)	$(124)

Diluted units	647.5	648.8	565.7	566.2
Per diluted unit	$(.02)	$(.03)	$(.19)	$(.22)

(1)	During the second quarter and year-to-date 2009, we recorded non-cash impairment charges of $91 million and $131 million, respectively, based on the difference between the fair value and the carrying amount of certain properties.
(2)	Includes the costs associated with the redemption of the Series M senior notes.
(3)	Includes the accrual of a potential litigation loss in the first quarter of 2010.
(4)	As prescribed by the sharing agreement with the successor borrower in connection with the 2007 defeasance of a $514 million collateralized mortgage-backed security, we received $7 million and recorded the gain as a reduction of interest expense in the second quarter 2009. The loan had an initial maturity date of September 15, 2009, and was prepayable beginning on May 1, 2009. We had been legally released from all obligations under the loan upon the defeasance in 2007.

(5)	Represents the original issuance costs of the Class E preferred OP units.

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

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Number of hotels	109	109	109	109
Number of rooms	60,484	60,484	60,484	60,484
Percent change in Comparable Hotel RevPAR	8.1%	—	3.5%	—

Comparable hotel sales
Room	$681	$630	$1,175	$1,135
Food and beverage	351	323	610	592
Other (b)	74	88	133	159

Comparable hotel sales (c)	1,106	1,041	1,918	1,886

Comparable hotel expenses
Room	180	165	321	300
Food and beverage	245	232	437	428
Other	41	40	71	72
Management fees, ground rent and other costs	367	347	657	641

Comparable hotel expenses (d)	833	784	1,486	1,441

Comparable hotel adjusted operating profit	273	257	432	445
Non-comparable hotel results, net (e)	—	—	—	3
Office buildings and limited service properties, net (f)	—	1	1	—
Depreciation and amortization, including impairment charges	(139)	(137)	(275)	(292)
Corporate and other expenses	(24)	(17)	(49)	(32)

Operating profit	$110	$104	$109	$124

(a)	The reporting period for our comparable operating statistics for the second quarter of 2010 is from March 27, 2010 to June 18, 2010 and for the second quarter of 2009 is from March 28, 2009 to June 19, 2009. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(b)	Other revenues for 2009 include incremental cancellation and attrition fees of $16 million and $28 million for the second quarter and year-to-date, respectively.

(c)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Revenues per the consolidated statements of operations	$1,114	$1,051	$1,937	$1,915
Hotel sales for the property for which we record rental income, net	12	10	25	22
Rental income for office buildings and select service hotels	(20)	(20)	(39)	(39)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(5)	(12)

Comparable hotel sales	$1,106	$1,041	$1,918	$1,886

(d)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-date ended
	June 18, 2010	June 19, 2009	June 18, 2010	June 19, 2009
Operating costs and expenses per the consolidated statements of operations	$1,004	$947	$1,828	$1,791
Hotel expense for the property for which we record rental income	12	10	25	22
Rent expense for office buildings and select service hotels	(20)	(19)	(38)	(39)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	(5)	(9)
Depreciation and amortization, including impairment charges	(139)	(137)	(275)	(292)
Corporate and other expenses	(24)	(17)	(49)	(32)

Comparable hotel expenses	$833	$784	$1,486	$1,441

(e)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations, and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations. For further detail, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(f)	Represents rental income less rental expense for select service properties and office buildings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

As of June 18, 2010 and December 31, 2009, 87% and 88%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives that we enter into are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives that we have entered into to manage interest rate risk. See Item 7A of our most recent Annual Report on Form 10–K and Note 10 – Fair Value Measurements.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada, Mexico and Chile and investments in our European joint venture), currency exchange risks arise as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. On July 9, 2010, we entered into an additional €20 million ($26 million) forward purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of the net investment in the European joint venture. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of October 1, 2014. To date, we have hedged €80 million ($114 million) of our net investment in the European joint venture. The foreign currency exchange agreements that we have entered into are strictly to hedge foreign currency risk and not for trading purposes. See Item 7A of our most recent Annual Report on Form 10–K and Note 10 – Fair Value Measurements.

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

On February 8, 2010, we received an adverse jury verdict in a trial in the 166th Judicial District Court of Bexar County, Texas involving the sale of land encumbered by a ground lease for the San Antonio Marriott Rivercenter. The jury found that we tortiously interfered with the attempted sale by Keystone-Texas Property Holding Corporation of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages plus statutory interest. Keystone will only be entitled to receive one of these damages awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. Based on the range of possible outcomes, we have accrued a potential litigation loss of approximately $47 million consistent with generally accepted accounting principles.

On June 3, 2010, the trial court entered its final judgment, reciting and incorporating the jury’s verdict awarding Keystone damages for tortious interference and slander of title. The trial court granted our motion for judgment notwithstanding the verdict on the jury’s exemplary damages verdict; thus, the final judgment does not include exemplary damages. On July 2, 2010, we filed a motion to modify the judgment and motion for new trial.

We initiated the suit against Keystone on April 27, 2005, seeking a declaration that a provision of the ground lease for the property under the San Antonio Marriott Rivercenter was valid and claiming that Keystone had breached that lease provision. On October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we had tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property. We believe that a number of legal rulings decided by the trial court were in error and had an adverse effect on the jury’s verdict. We have vigorously pursued these issues in post trial motions and will continue to do so, if necessary, on appeal.

We are also involved in various other legal proceedings in the normal course of business and are vigorously defending these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased		Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)

March 27, 2010—April 26, 2010
Common OP units	7,416	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	$—
April 27, 2010—May 26, 2010
Common OP units	28,462	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
May 27, 2010—June 18, 2010
Common OP units	39,520	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Class E Preferred OP units	4,034,300	****	$25.39	—	—

Total	4,109,698			—	$—

*	Reflects (1) 5,732 common OP units redeemed by holders in exchange for shares of Host’s common stock and (2) 1,684 common OP units cancelled upon cancellation of 1,721 shares of Host’s common stock by Host.

**	Reflects (1) 24,060 common units redeemed by holders in exchange for shares of Host common stock and (2) 4,402 common OP units cancelled upon cancellation of 4,497 shares of Host’s common stock by Host.
***	Reflects (1) 35,263 common OP units redeemed by holders in exchange for shares of Host common stock and (2) 4,257 common OP units cancelled upon cancellation of 4,349 shares of Host’s common stock by Host.
****	Reflects 4,034,300 Class E preferred units redeemed from Host in connection with Host’s redemption of the same number of Class E preferred stock on June 18, 2010.

Item 6.	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description
10.37*#	Second Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of May 27, 2010, by and among HST GP EURO B.V., HST LP EURO B.V., Stichting Pensioenfonds ABP, APG Strategic Real Estate Pool N.V. and Jasmine Hotels PTE Ltd.

12.1*	Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Distributions.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

#	Certain portions of this exhibit have been omitted by redacting a portion of the text (indicated by asterisks in the text). This exhibit has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*	Filed herewith.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: Host Hotels & Resorts, Inc., its general partner

July 27, 2010	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller