Form 10-K
period 2010-12-31
HOST HOTELS & RESORTS L.P.; HOST HOTELS & RESORTS, INC.
filed 2011-02-24
CIK 1061937, 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 52-2095412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (680,428,399 shares outstanding as of February 18, 2011)	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest (676,522,234 units outstanding as of February 18, 2011)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☐

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

Host Hotels & Resorts, Inc.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Host Hotels & Resorts, L.P.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 18, 2010 was $9,759,138,299.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 12, 2011 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2010 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P.

Host Inc. operates as a self-managed and self-administered real estate investment trust, or REIT. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.4% of the partnership interests (“OP units”). The remaining approximate 1.6% partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of Host Inc. and Host L.P. into this single report will result in the following benefits:

•	enhancing investors’ understanding of Host Inc. and Host L.P. by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminating duplicative disclosure and providing a more streamlined presentation, since a substantial portion of our disclosure applies to both Host Inc. and Host L.P.; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates Host Inc. and Host L.P. as one enterprise. The management of Host Inc. consists of the same members who direct the management of Host L.P. The executive officers of Host Inc. are appointed by Host Inc.’s board of directors, but are employed by Host L.P. Host L.P. employs everyone who works for Host Inc. or Host L.P. As general partner with control of Host L.P., Host Inc. consolidates Host L.P. for financial reporting purposes, and Host Inc. does not have significant assets other than its investment in Host L.P. Therefore, the assets and liabilities of Host Inc. and Host L.P. are the same on their respective financial statements.

There are a few differences between Host Inc. and Host L.P., which are reflected in the disclosure in this report. We believe it is important to understand the differences between Host Inc. and Host L.P. in the context of how Host Inc. and Host L.P. operate as an interrelated consolidated company. Host Inc. is a REIT whose only material asset is its ownership of partnership interests of Host L.P. As a result, Host Inc. does not conduct business itself, other than acting as the sole general partner of Host L.P., and issuing public equity from time to time, the proceeds from which are contributed to Host L.P. in exchange for OP units. Host Inc. itself does not issue any indebtedness and does not guarantee the debt or obligations of Host L.P. Host L.P. holds substantially all of our assets and holds the ownership interests in our joint ventures. Host L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Host Inc., Host L.P. generates the capital required by our business through Host L.P.’s operations, by Host L.P.’s direct or indirect incurrence of indebtedness, through the issuance of OP units or through the sale of equity interests of its subsidiaries.

The substantive difference between Host Inc.’s and Host L.P.’s filings is the fact that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the financial statements, this difference is primarily reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital) and comprehensive income (loss). Apart from the different equity treatment, the financial statements of Host Inc. and Host L.P. are nearly identical, with the major difference being that the net income allocated to the outside owners of Host L.P., who, in aggregate, hold

i

1.6% of the partnership units, is deducted from net income of Host Inc. in order to arrive at net income attributable to common stockholders. This amount is included in net income attributable to common unitholders for Host L.P. Also, earnings per share will generally be slightly less than the earnings per OP unit as, subsequent to the 2009 common stock election dividend, each Host Inc. common share is the equivalent of .97895 OP units (instead of 1 OP unit). This stock dividend caused an approximate 2% difference in earnings per share when compared to earnings per OP unit beginning in 2010.

To help investors understand the differences between Host Inc. and Host L.P., this report presents the following separate sections or portions of sections for each of Host Inc. and Host L.P.:

•

Part II Item 5 - Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc. / Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.;

•	Part II Item 6 - Selected Financial Data;

•

Part II Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations will be combined, except for a separate discussion of any material differences in the liquidity and capital resources between Host Inc. and Host L.P.

•	Part II Item 7A - Quantitative and Qualitative Disclosures about Market Risk will be combined, except for separate discussions of any material differences between Host Inc. and Host L.P.

•

Part II Item 8 - Consolidated Financial Statements and Supplementary Data. While the financial statements themselves are presented separately, the notes to the financial statements are generally combined, except for the following notes:

•	Equity of Host Inc. / Capital of Host L.P. will be combined, except for separate discussions of differences between equity of Host Inc. and capital of Host L.P.; and

•	Supplemental Guarantor and Non-Guarantor Information for Host L.P.

This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Host Inc. and Host L.P. in order to establish that the Chief Executive Officer and the Chief Financial Officer of Host Inc. and the Chief Executive Officer and the Chief Financial Officer of Host Inc. as the general partner of Host L.P. have made the requisite certifications and that Host Inc. and Host L.P. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

The separate discussions of Host Inc. and Host L.P. in this report should be read in conjunction with each other to understand the results of the company on a consolidated basis and how management operates the company.

ii

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

Forward Looking Statements

Our disclosure and analysis in this 2010 Form 10-K and in Host Inc.’s 2010 Annual Report to stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditure plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

We cannot guarantee that any future results discussed in any forward-looking statements will be realized, although we believe that we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those discussed in Item 1A “Risk Factors.” Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those results anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make or related subjects in our reports on Form 10-Q and Form 8-K that we file with the Securities and Exchange Commission (“SEC”). Also note that, in our risk factors, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from past results and those results anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors. Consequently, you should not consider the risk factor discussion to be a complete discussion of all of the potential risks or uncertainties that could affect our business.

Item 1. Business

Consolidated Portfolio

As of February 18, 2011, we have 120 hotels in our portfolio, primarily consisting of luxury and upper upscale hotels containing approximately 63,000 rooms as detailed below:

	Hotels	Rooms
United States (1)	104	58,706
Brazil	1	245
Canada	4	1,643
Chile	2	518
Mexico	1	312
New Zealand	7	1,207
United Kingdom	1	266

Total	120	62,897

(1)	Includes properties in 25 states and Washington, D.C.

European Joint Venture

We own a 32.1% interest in a European joint venture that owns 11 luxury and upper upscale hotels containing 3,510 rooms. The hotels owned by the European joint venture are located in the following countries:

	Hotels	Rooms
Italy	3	1,053
Spain	2	950
Belgium	3	537
United Kingdom	1	350
Poland	1	350
The Netherlands	1	270

Total	11	3,510

We are the general partner of the European joint venture and act as the asset manager for these hotels, as well as an additional 440 room property in Paris, France in exchange for a fee.

Asian Joint Venture

We also own a 25% interest in an Asian joint venture that is in the process of acquiring a 36% interest in a joint venture that is developing seven properties totaling approximately 1,750 rooms in India. The Indian joint venture agreement is contingent upon receiving certain approvals from the government of India, which are expected to be completed early in 2011. The properties will be managed by Accor under the Pullman, Novotel and ibis brands and we anticipate that we will act as asset manager for these hotels and other Asian joint venture investments. The first hotel, the ibis Bangalore, is expected to open in the second quarter of 2011.

Other Real Estate Investments

Our other real estate investments represent less than 1% of our overall assets and less than 5% of our overall revenues. We lease 53 Courtyard by Marriott select-service hotels from Hospitality Properties Trust (“HPT”) that are located in 24 states in the United States. We have given notice that we intend to terminate these leases on December 31, 2012. Additionally, we own €64 million ($87 million) face amount of the two most junior tranches of a mortgage note receivable secured by six hotels in Europe, and have non-controlling interests in three partnerships that own a total of one hotel and a golf course.

Where to Find Additional Information

The address of our principal executive office is 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland, 20817. Our phone number is 240-744-1000. We maintain an internet website at: www.hosthotels.com. Through our website, we make available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our website also is a key source of important information about us. We routinely post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Governance page in the Investor Relations section that includes, among other things, copies of our By-laws, our Code of Business Conduct and Ethics and Conflicts of Interest Policy for our directors, our Code of Business Conduct and Ethics Policy for employees, our Corporate Governance Guidelines and the charters for each standing committee of Host Inc.’s Board of Directors, which currently are the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of these charters and policies, Host Inc.’s By-laws and Host L.P.’s partnership agreement are also available in print to stockholders and unitholders upon request to Host Hotels & Resorts, Inc., 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland 20817, Attn: Secretary. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, any document, unless expressly incorporated by reference therein.

The discussion of our Business and Properties should be read in conjunction with the accompanying consolidated financial statements and notes thereto contained in Part II Item 8 of this report.

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

•

Owner/Managers—own the hotel and operate the property with their own management team. These properties may be branded under a franchise agreement, operated as an independent hotel (unaffiliated with any brand) or operated under the owner’s brand. We are restricted from operating and managing hotels under applicable REIT rules.

•

Franchisors—own a brand or brands and strive to grow their revenues by expanding the number of hotels in their franchise system. Franchisors provide their branded hotels with brand recognition, marketing support and centralized reservation systems.

•	Franchisor/Managers—own a brand or brands and also operate hotels on behalf of the hotel owner or franchisee.

•	Manager—operate hotels on behalf of the hotel owner, but do not, themselves, own a brand. The hotels may be operated under a franchise agreement or as an independent hotel unaffiliated with any brand.

The hotel manager is responsible for the day-to-day operation of the hotels, including the employment of hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner. They typically receive fees based on the revenues and profitability of the hotel.

Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy in addition to local market factors that stimulate travel to specific destinations. In particular, economic indicators such as GDP growth, business investment and employment growth are some of the primary drivers of lodging demand. Between 2003 and 2007, broad growth in the economy led to increases in demand. However, the global recession that began in the second half of 2008 and lasted throughout much of 2009 resulted in a considerable decline in both consumer and business spending. In addition to the overall weak GDP performance, high unemployment and low business investment, several other factors, including the uncertainty in the credit markets, weakness in the housing market, and volatile energy and commodity prices contributed to an extremely negative demand environment. As a result, during 2009 the lodging industry experienced its largest year-over-year decline in demand on record. During 2010, economic indicators began to improve due to strengthening GDP and business investment, although these improvements have been tempered by continued high-unemployment. While lodging demand has not recovered fully from the steep declines experienced in 2008 and 2009, it has recovered significantly, led by transient demand from business and leisure travelers. While there is still uncertainty in the strength of the current economic recovery, particularly as unemployment remains high, we believe that lodging demand will continue to grow in 2011 as the economy continues to recover.

Lodging supply growth is generally driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by a number of additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth relatively easier to forecast than demand growth, but increases the volatility of the cyclical behavior of the lodging industry. As illustrated in the charts below, at different points in the cycle, demand and supply may increase or decrease in a dissimilar manner such that demand may increase when there is no new supply or supply may grow when demand is declining. Beginning in the second half of 2008, the stress in the credit markets made financing for new hotel construction extremely difficult to obtain. This, coupled with the decline in lodging demand during 2008 and 2009 due to the global economic recession, caused a significant reduction in new hotel construction starts. As a result, supply growth was relatively low in 2010, and we expect growth to be well below historical averages through 2012, which is consistent with analysis prepared by Smith Travel Research (STR).

Revenue per available room (“RevPAR”) is an operational measure commonly used in the hotel industry to evaluate hotel performance. RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved, but excludes other revenue generated by a hotel property, such as food and beverage, parking and other guest service revenues.

The charts below detail the historical supply, demand and RevPAR growth for the U.S. lodging industry and for the upper upscale segment for 2007 to 2010 and forecast data for 2011. Historical industry trends have indicated that hotels in the upper upscale segment have generally outperformed the lodging industry in terms of RevPAR growth over time. Our portfolio primarily consists of upper upscale hotels and, accordingly, its performance is best understood in comparison to the upper upscale segment rather than the entire industry.

U.S. Lodging Industry Supply, Demand and RevPAR Growth

U.S. upper upscale Supply, Demand and RevPAR Growth

Business Strategy

Our primary long-term business objective is to provide superior total returns to our equity holders through a combination of appreciation in asset values, growth in earnings and dividend distributions. To achieve this objective, we seek to:

•

Acquire properties in urban and resort/conference destinations that are operated by leading management companies. These investments primarily will be located in gateway cities with significant appeal to multiple customer segments. While we will continue to focus on luxury and upper upscale hotel properties in our target markets, we intend to expand our investments to include midscale and upscale properties, particularly in international markets;

•	Strategically invest in major repositioning and return on investment (“ROI”) projects in order to maximize the inherent value in our portfolio;

•	Drive operating results at our properties through aggressive asset management;

•

Maintain a strong balance sheet with a low leverage level and balanced debt maturities in order to minimize the cost of capital and to maximize our financial flexibility in order to take advantage of opportunities throughout the lodging business cycle;

•	Expand our global portfolio holdings and revenue sources through joint ventures or direct acquisitions that diversify our investments; and

•	Dispose of non-core assets, including hotels that are at a competitive risk or that are located in suburban or slower-growth markets.

Acquisitions. Our acquisition strategy focuses on acquiring hotel properties domestically and internationally at attractive yields that exceed our cost of capital. Domestically, our core acquisition strategy will continue to focus on upper upscale and luxury hotel properties located in the central business districts of key gateway cities with high barriers to entry as, historically, these properties have demonstrated higher RevPAR growth. In addition, we also are evaluating opportunities to develop upscale and midscale hotels in similar locations in order to leverage our growth strategy. In the European market, our acquisition targets will continue to be concentrated in the upper upscale and luxury segments. In the fast-growing emerging markets, primarily Asia-Pacific and South America (particularly Brazil), in addition to acquiring upper upscale properties, we also will pursue the acquisition or development of midscale and upscale hotels, as we believe the limited supply of quality lodging products in these markets creates an opportunity for solid returns on this type of investment.

We look for opportunities to take advantage of the lodging cycle’s effect on property valuations in order to maximize the potential to achieve returns in excess of our cost of capital and to diversify our risk. We believe that we are currently in the early stages of a growth period in the lodging cycle which began in the first half of 2010, and we will continue to seek to opportunistically acquire high-quality lodging properties consistent with our investment strategy.

Repositioning, Return on Investment Projects and Value Enhancement Projects. We pursue opportunities to enhance asset value by completing select capital improvements outside the scope of typical renewal and replacement capital expenditures. In a typical year, these investments may represent 50% or more of our capital expenditures.

Repositioning and Acquisition Investments. We strive to optimally position our properties within their respective markets in order to maximize their earnings potential. To that end, we will complete major capital projects that may reposition the property within their competitive set. These projects include, for example, significant renovations of guest rooms, lobbies or food and beverage platforms and expanding ballroom, spa or conference facilities. These projects are designed to take advantage of changing market conditions and the favorable location of our properties to enhance customer satisfaction and increase profitability. Similarly, in conjunction with the acquisition of a property, we often will have a capital improvement plan in place that we consider in the overall evaluation of the investment that we believe will enhance the profitability of the hotel.

Return on Investment Projects. We also will complete various projects at our properties that are intended to improve the operating performance of the property. These projects are often smaller, more targeted projects that focus on specific areas, such as adding/renovating spa, restaurant, or meeting space or that are designed to enhance energy efficiency. In certain instances, these ROI projects have coincided with the timing of regular maintenance cycles, where we have used the opportunity to significantly improve and upgrade the hotel. We also consider the environmental and social impacts of our business operations when planning our capital projects. Working closely with our managers, our design and construction and asset management teams invest in the most energy efficient and sustainable technologies whenever feasible. Examples are: tri-generation plants; laundry waste water recycling systems; EPA ENERGY STAR® qualified appliances and electronics; EPA WaterSense® labeled plumbing fixtures; energy efficient lighting; sustainable construction practices; and materials made from recycled content. We also fund our management companies’ sustainability initiatives and encourage the achievement of LEED® and other green or state level certifications at our hotels.

Value enhancement projects. We seek opportunities to enhance the value of our portfolio by identifying and executing strategies that maximize the highest and best use of all aspects of our properties, such as the development of timeshare or condominium units on excess land, or the acquisition of air rights or developer entitlements that add value to our portfolio or enhance the value in the event that we sell the property.

Asset Management. As Host Inc. is the largest REIT owner of luxury and upper upscale properties in the U.S., we are in a unique position to work with the managers of our hotels in order to maximize revenues, while minimizing operating costs. The size and composition of our portfolio and our affiliation with most of the leading operators and brands in the industry allow us to benchmark similar hotels and identify best practices and identify efficiencies that can be implemented at our properties. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating costs and identifying operating efficiencies, all of which improve the long-term profitability of the hotel.

Another key component of our asset management strategy focuses on maintaining our high standards for product quality in order to maintain and enhance our competitiveness in the marketplace. We work closely with our managers to ensure that renewal and replacement expenditures are spent efficiently in order to maximize the profitability of the hotel. Typically, room refurbishments occur at intervals of approximately seven years, but the timing may vary based on the type of property and equipment being replaced. These refurbishments generally are divided into the following types: soft goods, case goods and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates in order to maintain brand quality standards. Case goods include items such as dressers, desks, couches, restaurant and meeting room chairs and tables and are generally not replaced as frequently. Infrastructure includes the physical plant of the hotel, including the roof, elevators, façade and fire systems, which are regularly maintained and then replaced at the end of their useful lives.

Capital structure and liquidity profile. As a REIT, Host Inc. is required to distribute 90% of its taxable income (other than net capital gain) to its stockholders, and, as a result, generally must rely on external sources of capital to finance growth. We use a variety of debt and equity instruments in order to fund our external growth, including senior notes and mortgage debt, exchangeable debentures, common and preferred stock offerings, issuances of Host L.P. partnership units and joint ventures/limited partnerships to best take advantage of the prevailing market conditions. While we may issue debt at any time in order to take advantage of favorable market conditions, management believes it is prudent, over time, to continue to lower our leverage level, as we believe lower overall leverage will reduce our cost of capital and earnings volatility and provide us with the necessary flexibility to take advantage of opportunities throughout the lodging cycle, which we consider a key competitive advantage. In the near-term, as acquisition opportunities become available, we may look to fund the majority of our investments with proceeds from equity offerings. Also, later in the lodging cycle, we may look to sell assets at opportunistic pricing levels and use the proceeds to further pay down debt or otherwise reinvest the proceeds.

We also look to structure our debt profile to allow us to access different forms of financing, primarily senior notes and exchangeable debentures, as well as mortgage debt. Generally, this means we will look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities and maintain a balanced maturity schedule.

Joint Ventures. We expect to continue to utilize joint ventures to finance external growth. We believe joint ventures provide a significant means to access external capital and spread the inherent risk of hotel ownership. Our primary focus for joint ventures is in international markets, such as in Europe and Asia, which will help to diversify exposure to market risk. We may also explore joint venture opportunities in North America and Latin America.

Dispositions. Our disposition strategy focuses on properties where we believe the potential for growth is constrained or on properties with significant capital expenditure requirements where we do not believe we would generate a significant return on the investment. Primarily, these properties are located in secondary and tertiary markets, as opposed to our target markets of urban and resort locations. However, we also may dispose of core assets when we have the opportunity to capitalize on value enhancement strategies and apply the proceeds to other business objectives. Proceeds from dispositions are deployed to repay debt, fund acquisitions and/or fund ROI/repositioning projects.

Corporate Responsibility

Host’s sustainability strategy integrates fiscal responsibility with environmental and social responsibility. Our continuing objective is to reduce overall carbon emissions, energy consumption, water use and waste generation in our hotels. We seek to achieve results through capital investments, including the implementation of state-of-the-art technologies, innovative systems, and encouraging our managers to adopt sustainable operational procedures. Our sustainability corporate practices address property design and renovation with coordinated efforts by our operators and our own internal development, design and construction teams. We also support the achievement of LEED® Existing Building, Green Seal, and other recognized green certifications at our hotels.

Operating Structure

Host Inc. operates through an umbrella partnership REIT structure in which substantially all of its properties and assets are held by Host L.P., of which Host Inc. is the sole general partner and holds approximately 98.4% of the outstanding OP units. As a result of the stock dividend issued by Host Inc. in December 2009, which affected the conversion ratio of OP units to Host Inc. common stock, each OP unit owned by holders other than Host Inc. is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by a factor of 1.021494 (as opposed to a conversion factor of 1 share/unit that existed prior to the stock dividend). Host Inc. has the right, however, to acquire any OP unit offered for redemption directly from the holder in exchange for 1.021494 shares of Host Inc. common stock, instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. As of December 31, 2010, there were 675.6 million outstanding common shares of Host Inc. and Host Inc. owned 661.4 million units of Host L.P. Additionally, non-controlling partners held 10.5 million OP units, which were convertible into 10.7 million Host Inc. common shares. Assuming that all non-controlling interests were converted into common shares, there would have been 686.3 million common shares of Host Inc. outstanding at December 31, 2010. When distinguishing between Host Inc. and Host L.P., the primary difference is the approximately 1.6% of OP units not held by Host Inc. as of February 18, 2011. See “Management’s Discussion and Analysis and Results of Operations—Liquidity and Capital Resources—Distribution/Dividend Policy”.

Our operating structure is as follows:

Because Host Inc. is a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our consolidated properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes or to third party lessees. Our TRS are subject to income tax and are therefore not limited as to the amount of non-qualifying income they can generate. The lessees and our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in other activities that produce non-qualifying income, such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained by our TRS as taxable income. Accordingly, the net effect of the TRS leases is that, while, as a REIT, Host Inc. is generally exempt from federal income tax to the extent that it meets specific distribution requirements, among other REIT requirements, a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign income tax.

Our Hotel Properties

Overview. We have 120 hotels in our portfolio, primarily consisting of luxury and upper upscale properties. These hotels are generally located in the central business districts of major cities, near airports and resort/conference destinations that, because of their locations, typically benefit from barriers to entry for new supply. These properties typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers. Forty-four of our hotels, representing approximately 65% of our revenues, have in excess of 500 rooms. The average age of our properties is 28 years, although substantially all of the properties have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement and other capital improvements.

The following chart details our hotel portfolio by brand as of February 18, 2011:

Brand	Number of Hotels	Rooms	Percentage of Revenues(1)
Marriott	67	38,311	58%
Ritz-Carlton	8	3,025	8
Starwood:
Sheraton	7	5,585	9
Westin	12	6,126	9
W	3	1,379	3
Le Méridien	1	266	—
St. Regis	1	232	1
The Luxury Collection	1	139	—
Hyatt	6	3,856	7
Fairmont	1	450	1
Four Seasons	2	608	1
Hilton/Embassy Suites	2	678	1
Swissôtel	1	661	1
Delta	1	374	1
Accor
ibis	3	455	—
Novotel	4	752	—

	120	62,897	100%

(1)	Percentage of revenues is based on 2010 revenues. No individual property contributed more than 7% of total revenues in 2010.

Hotel Properties. The following table sets forth the location and number of rooms of our 120 hotels as of February 18, 2011:

Location	Rooms
Arizona
Scottsdale Marriott Suites Old Town	243
Scottsdale Marriott at McDowell Mountains	270
The Ritz-Carlton, Phoenix	281
The Westin Kierland Resort & Spa	732
California
Coronado Island Marriott Resort (1)	300
Costa Mesa Marriott	253
JW Marriott Desert Springs Resort & Spa	884
Hyatt Regency San Francisco, Burlingame	789
Manhattan Beach Marriott (1)	385
Marina del Rey Marriott (1)	370
Newport Beach Marriott Hotel & Spa	532
Newport Beach Marriott Bayview	254
San Diego Marriott Hotel & Marina (1)	1,360
San Diego Marriott Mission Valley	350
San Francisco Airport Marriott	685
San Francisco Marriott Fisherman’s Wharf	285
San Francisco Marriott Marquis (1)	1,499
San Ramon Marriott (1)	368
Santa Clara Marriott (1)	759
Sheraton San Diego Hotel & Marina (1)	1,053
The Ritz-Carlton, Marina del Rey (1)	304
The Ritz-Carlton, San Francisco	336
The Westin Los Angeles Airport (1)	740
The Westin Mission Hills Resort & Spa	512
The Westin South Coast Plaza (2)	390
Colorado
Denver Marriott Tech Center Hotel	628
Denver Marriott West (1)	305
The Westin Denver Downtown	430
Connecticut
Hartford Marriott Rocky Hill (1)	251
Florida
Tampa Airport Marriott (1)	296
Harbor Beach Marriott Resort & Spa (1)(3)	650
Hilton Singer Island Oceanfront Resort	223
Miami Marriott Biscayne Bay (1)	600
Orlando World Center Marriott Resort & Convention Center	2,000
Tampa Marriott Waterside Hotel & Marina	719
The Ritz-Carlton, Amelia Island	444
The Ritz-Carlton, Naples	450
The Ritz-Carlton Golf Resort, Naples	295
Georgia
Atlanta Marriott Marquis	1,663
Atlanta Marriott Suites Midtown (1)	254
Atlanta Marriott Perimeter Center	400

Location	Rooms
Georgia (cont.)
Four Seasons Hotel Atlanta	244
Grand Hyatt Atlanta in Buckhead	439
JW Marriott Hotel Buckhead Atlanta	371
The Ritz-Carlton, Buckhead	517
The Westin Buckhead Atlanta	365
Hawaii
Hyatt Regency Maui Resort & Spa on Kaanapali Beach	806
The Fairmont Kea Lani Maui	450
Illinois
Chicago Marriott Suites Downers Grove	254
Chicago Downtown Courtyard River North	337
Chicago Marriott O’Hare	681
Chicago Marriott Suites O’Hare	256
Embassy Suites Chicago-Downtown/Lakefront	455
Swissôtel Chicago	661
The Westin Chicago River North	424
Indiana
Sheraton Indianapolis Hotel & Suites (1)	560
South Bend Marriott	298
The Westin Indianapolis	573
Louisiana
New Orleans Marriott	1,329
Maryland
Gaithersburg Marriott Washingtonian Center	284
Massachusetts
Boston Marriott Copley Place (1)	1,145
Hyatt Regency Cambridge	470
Sheraton Boston Hotel	1,220
Sheraton Needham Hotel	247
The Westin Waltham-Boston	346
Minnesota
Minneapolis Marriott City Center (1)	583
Missouri
Kansas City Airport Marriott (1)	384
New Hampshire
Courtyard Nashua	245
New Jersey
Newark Liberty International Airport Marriott (1)	591
Park Ridge Marriott (1)	289
Sheraton Parsippany Hotel	370
New York
New York Marriott Downtown	497
New York Marriott Marquis Times Square (4)	1,949
Sheraton New York Hotel & Towers	1,756
W New York	685

Location	Rooms
New York (cont.)
W New York – Union Square (3)	270
North Carolina
Greensboro-Highpoint Marriott Airport (1)	299
Ohio
Dayton Marriott	399
The Westin Cincinnati (1)	456
Oregon
Portland Marriott Downtown Waterfront	503
Pennsylvania
Four Seasons Hotel Philadelphia	364
Philadelphia Airport Marriott (1)	419
Philadelphia Marriott Downtown (3)	1,408
Tennessee
Memphis Marriott Downtown	600
Texas
Dallas/Addison Marriott Quorum by the Galleria	547
Houston Airport Marriott (1)	565
Houston Marriott at the Texas Medical Center (1)	386
JW Marriott Hotel Houston Galleria	515
San Antonio Marriott Rivercenter (1)	1,001
San Antonio Marriott Riverwalk (1)	512
St. Regis Hotel, Houston	232
Virginia
Hyatt Regency Reston	518
Key Bridge Marriott (1)	582
Arlington Pentagon City Residence Inn	299
The Ritz-Carlton, Tysons Corner (1)	398
Washington Dulles Airport Marriott (1)	368
Westfields Marriott Washington Dulles	336
Washington
Seattle Airport Marriott	459

Location	Rooms
Washington (cont.)
The Westin Seattle	891
W Seattle	424
Washington, D.C.
Hyatt Regency Washington on Capitol Hill	834
JW Marriott Washington DC	772
Marriott at Metro Center	459
The Westin Georgetown, Washington, D.C.	267
Brazil
JW Marriott Rio de Janeiro	245
Canada
Calgary Marriott	384
Delta Meadowvale Resort & Conference Centre	374
Toronto Marriott Airport (3)	424
Toronto Marriott Downtown Eaton Centre (1)	461
Chile
San Cristobal Tower, Santiago	139
Sheraton Santiago Hotel & Convention Center	379
Mexico
JW Marriott Hotel Mexico City (3)	312
New Zealand
Novotel Auckland Ellerslie	147
ibis Ellerslie	100
Novotel Wellington	139
ibis Wellington	200
Novotel Queenstown Lakeside	273
Novotel Christchurch Cathedral Square	193
ibis Christchurch	155
United Kingdom
Le Méridien Piccadilly (2)	266

Total	62,897

(1)	The land on which this hotel is built is leased from a third party under one or more long-term lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	This property is not wholly owned.
(4)	This property is subject to a ground lease under which we have the option to purchase the land for an incremental payment of $19.9 million through 2017.

Competition

The lodging industry is highly competitive. Competition is often specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is generally viewed as consisting of six different segments, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. The classification of a property is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties, under such brand names as Ritz-Carlton®, Fairmont®, Four Seasons®, The Luxury Collection®, St. Regis® and W®, or as upper upscale properties, under such brand names as Marriott®, Hyatt®, Westin®, Hilton®, Sheraton®, Le Méridien®, Swissôtel® and Delta®. (1) Our Asian joint venture recently signed a joint venture agreement with Accor S.A. and InterGlobe Enterprises Limited to develop seven properties in India that will be managed by Accor under the Pullman®, Novotel® and ibis® brands. While our hotels primarily compete with other hotels in the luxury and upper upscale segments, they also may compete with hotels in other lower-tier segments.

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

We also compete with other REITs and other public and private investors for the acquisition of new properties and investment opportunities, both domestically and internationally, as we attempt to position our portfolio to take best advantage of changes in markets and travel patterns of our customers.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel property and the region. Additionally, hotel revenues for our domestic Marriott-managed hotels typically reflect approximately 16 weeks of results in the fourth quarter compared to approximately 12 weeks for each of the first three quarters of the fiscal year. For our non-Marriott managed hotels, the first quarter includes two months of operations, the second and third quarters include three months of operations and the fourth quarter includes four months of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reporting Periods” for more information on our fiscal calendar. Hotel sales have historically averaged approximately 20%, 26%, 22% and 32% for the first, second, third and fourth quarters, respectively.

(1)	This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

Other Real Estate Investments

European Joint Venture. We currently own a 32.1% general and limited partnership interest in the European joint venture with APG Strategic Real Estate Pool NV, a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). The initial term of the European joint venture is ten years (ending in 2016), subject to two one-year extensions with partner approval. Due to the ownership structure of the European joint venture and the non-Host limited partners’ unilateral rights to cause the dissolution and liquidation thereof at any time, the joint venture is not consolidated in our financial statements. We also act as the asset manager for the hotels owned by the European joint venture, as well as one hotel in Paris, France, in exchange for a fee. As of February 18, 2011, the European joint venture owns the following hotels:

Hotel	City	Country	Rooms/Units
Hotel Arts Barcelona	Barcelona	Spain	483
The Westin Palace, Madrid	Madrid	Spain	467
The Westin Palace, Milan	Milan	Italy	228
The Westin Europa & Regina	Venice	Italy	185
Sheraton Roma Hotel & Conference Center	Rome	Italy	640
Sheraton Skyline Hotel & Conference Centre	Hayes	United Kingdom	350
Sheraton Warsaw Hotel & Towers	Warsaw	Poland	350
Renaissance Brussels Hotel	Brussels	Belgium	262
Brussels Marriott Hotel	Brussels	Belgium	218
Marriott Executive Apartments	Brussels	Belgium	57
Crowne Plaza Hotel Amsterdam City Centre	Amsterdam	The Netherlands	270

Total rooms			3,510

Asian Joint Venture. We currently own a 25% interest in a joint venture in Asia with RECO Hotels JV Private Limited, an affiliate of GIC RE. The Asian joint venture is structured as a Singapore Corporation and will explore investment opportunities in various markets throughout Asia, including China, Japan, India, Vietnam and Australia. The initial term of the Asian joint venture is a period of seven years (ending in 2015). Due to the ownership structure of the Asian joint venture, and our partner’s rights to cause the dissolution and liquidation thereof at any time, it is not consolidated in our financial statements. On July 20, 2010, the Asian joint venture reached a joint venture agreement with Accor S.A. and InterGlobe Enterprises Limited (the “India joint venture”) to develop seven properties totaling approximately 1,750 rooms for a total cost of approximately $325 million in three major cities in India: Bangalore, Chennai and Delhi. The Asian joint venture will invest approximately $50 million to acquire approximately 36% of the interest in the India joint venture. The Indian joint venture agreement is contingent upon receiving certain approvals from the government of India, which are expected to be completed early in 2011. The properties will be managed by Accor under the Pullman, Novotel and ibis brands. Development of the properties is underway, and the ibis Bangalore is expected to open in the second quarter of 2011.

Other Investments. In addition to the joint ventures described above, we have the following real estate investments:

•

On April 13, 2010, we acquired, at a discount, the two most junior tranches of a €427 million ($581 million) mortgage loan that is secured by six hotels located in Europe, with a face value of €64 million ($87 million).

•

We own a leasehold interest in 53 Courtyard by Marriott properties which were sold to HPT and leased back to us in 1995. In conjunction with our conversion to a REIT, in 1999 we entered into a sublease with respect to these properties with a third party on similar terms, with initial terms expiring in 2012. We terminated the subleases effective July 6, 2010 and subsequently act as the owner under the management agreements.

•	We own a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton Golf Resort, Naples.

For additional detail of our other real estate investments, including a summary of the outstanding debt balances of our affiliates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments in Affiliates” and Note 3 “Investments in Affiliates” and Note 7 “Leases” in the accompanying consolidated financial statements.

Foreign Operations

Excluding hotels owned by our European joint venture, as of December 31, 2010, we own one property in Brazil, four in Canada, one in the United Kingdom, one in Mexico and two in Chile, which collectively contain approximately 3,000 rooms. Approximately 4% of our revenues were attributed to the operations of these properties in 2010 and 3% in each of 2009 and 2008. Additionally, subsequent to year end, we acquired seven hotels in New Zealand. See Note 16 “Geographic and Business Segment Information” for information related to our operations and information regarding geographic areas.

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

Operational Agreements

All of our hotels are managed by third parties pursuant to management agreements or operating and license agreements (See “—Operating Structure”). As of December 31, 2010, 25 of our hotels are operated by Starwood or other managers pursuant to operating and license agreements, while our remaining hotels are operated pursuant to management agreements, the provisions of which are described in more detail below. Under these agreements, the managers or operators generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing all room rates, processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The manager or operator provides all managerial and other employees for the hotels, reviews the operation and maintenance of the hotels, prepares reports, budgets and projections, and provides other administrative and accounting support services to the hotels. These support services include planning and policy services, financial planning, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. For the majority of our properties, we have approval rights over the budget, capital expenditures and other matters.

Management Agreements. Our management agreements, which include the agreements for our hotels managed by Marriott, typically include the terms described below:

•

Term and fees for operational services. The initial term of our management agreements generally is 15 to 20 years, with one or more renewal terms at the option of the manager. The manager receives compensation in the form of a base management fee, which is calculated as a percentage (typically 2-3%) of annual gross revenues, and an incentive management fee, which is typically calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment in the hotel.

•

Chain services. Managers are required to provide chain services that are generally furnished on a centralized basis. Such services include: (1) the development and operation of certain computer systems and reservation services, (2) regional management and administrative services, regional marketing and sales services, regional training services, manpower development and relocation of regional personnel, and (3) such additional central or regional services as may from time to time be more efficiently performed on a regional or group basis rather than on an individual hotel basis. Costs and expenses incurred in providing these services are generally allocated among all hotels managed by the manager or its affiliates that benefit from these services.

•

Working capital and fixed asset supplies. We are required to maintain working capital for each hotel and to fund the cost of certain fixed asset supplies (for example, linen, china, glassware, silver and uniforms). We also are responsible for providing funds to meet the cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels.

•

Furniture, fixtures and equipment replacements. We are required to provide the managers with all necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixtures and equipment replacements). On an annual basis, the manager will prepare a list of furniture, fixtures and equipment to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the funds that are necessary, which is subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage (typically 5%) of the gross revenues of the hotel is deposited by the manager into an escrow account in our name, to which the manager has access. However, for 62 of our hotels, we have entered into an agreement with Marriott International, Inc. to allow us to fund such expenditures directly as incurred from one account that we control, subject to maintaining a minimum balance of the greater of $35.8 million, or 30% of total annual specified contributions, rather than escrowing funds into accounts at each hotel.

•

Building alterations, improvements and renewals. The managers are required to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel, which we review and approve based on their recommendations and our judgment. In addition to the foregoing, the manager may propose such changes, alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition, consistent with the manager’s brand standards. We generally have approval authority over such changes, alterations and improvements.

•

Service marks. During the term of the management agreements, the brand name, service mark, symbols and logos used by the manager may be used in the operation of the hotel. Any right to use the brand name, service marks, logos and symbols and related trademarks at a hotel will terminate with respect to that hotel upon termination of the applicable management or franchise agreement.

•

Sale of the hotel. We are generally limited in our ability to sell, lease or otherwise transfer the hotels by requiring that the transferee assume the related management agreements and meet specified other conditions, including the condition that the transferee not be a competitor of the manager.

•

Termination on sale. While most of our management agreements are not terminable prior to their full term, we have negotiated termination rights with respect to 18 specified Marriott-branded hotels in connection with the sale of these hotels subject to certain limitations, including the number of agreements that can be terminated per year, limitations measured by EBITDA and limitations requiring that a significant part of such hotels maintain the Marriott brand affiliation. The described termination rights may be exercised without payment of a termination fee, except for one of the specified hotels, wherein a termination fee is required if it does not maintain the Marriott brand affiliation.

•

Performance termination. We generally have termination rights in the case of a manager’s prolonged failure to meet certain financial performance criteria, usually a set return on the owners’ investment. We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from the hotel manager, which consideration could take the form of cash compensation or amendments to the management agreement. Similarly, the majority of our management agreements condition the manager’s right to renew pre-determined extension terms to the satisfaction of certain financial performance criteria.

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

•

Programs and services. The licensor or operator provides certain system programs and services to all or substantially all of our Starwood hotels by brand in a licensed area. Such services include participation in reservation services and the marketing program, as well as the Starwood Preferred Guest Program. In addition to these services, under the operating agreements, centralized operating services are furnished to hotels by brand on a system basis. Costs and expenses incurred in providing such system programs and services and centralized operating services under the license and operating agreements or other agreements are fairly allocated among all hotels in the applicable brand operated or licensed by Starwood or its affiliates.

•

Working capital and fixed asset supplies. We are required to maintain working capital funds for each hotel in order to fund the cost of certain fixed asset supplies and to meet the ongoing cash needs for hotel operations if at any time the funds available from hotel operations are insufficient to meet the financial requirements of the hotels. For 18 of our hotels, the working capital accounts which would otherwise be maintained by Starwood operators for each of such hotels are maintained on a pooled basis, with operators being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the operating agreements.

•

Furniture, fixtures and equipment replacements. We are required to provide all necessary furniture, fixtures and equipment for the operation of the hotels (including funding for any required furniture, fixtures and equipment replacements). To fund these items each month, the operator transfers into a reserve fund account an amount equal to 5% of the gross operating revenue of a hotel for the previous month. For 17 of our hotels, the periodic reserve fund contributions, which would otherwise be deposited into reserve fund accounts maintained by operators for each hotel, are distributed to us, and we are responsible for providing funding of expenditures which would otherwise be funded from the reserve funds for each of the subject hotels as such expenditures become necessary. In addition to routine capital expenditures, the reserve funds for the hotels also may be used for building capital improvements. Any approved reserve funding in excess of amounts available in the pooled reserve funds is funded by us and results in appropriate increases of owner’s investment and owner’s priority amounts. For 17 hotels, the amount of any such additional reserve funding will be allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all hotels for the most recent operating year. Any such additional reserve funding will result in corresponding increases in the owner’s investment and owner’s priority amounts with respect to each of such hotels.

•

Building alterations, improvements and renewals. The operators are required to prepare an annual operating plan that includes an estimate of the expenditures necessary for maintenance, repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel, which plan and proposed expenditures we review and approve based on the operator’s recommendations and our judgment.

•

Territorial. The operating agreements provide area restrictions for a period of either five or 10 years, which limit the operator and its affiliates from owning, operating or licensing a hotel of the same brand in the area. The area restrictions vary with each hotel, from city blocks in urban areas to up to a 10-mile radius from the hotel in other areas.

•

Sale of the hotel/other. We are limited in our ability to sell, lease or otherwise transfer the hotels under the license agreements. Generally, the agreements require that the transferee assume the related operating agreement and meet specified other conditions, including the condition that the transferee not be a competitor of the licensor. The operating agreements provide for termination rights beginning in 2016 in the case of the operator’s failure to meet certain financial performance criteria. Generally, such rights arise in the event that the operator fails, for two consecutive years, to generate operating profit equal to or greater than a specified percentage of the owner’s investment in the hotel, and the RevPAR performance of the hotel falls below that of other competitive hotels in the market during such two-year period.

•

Termination on sale. As of December 31, 2010, we have termination rights relating to the operating agreements on ten specified hotels upon the sale of those hotels. Such termination rights are currently active with respect to one such hotel. With respect to nine of the ten specified hotels, we have the right beginning in 2016 to sell 35% of such hotels (measured by EBITDA), not to exceed two hotels annually, free and clear of the existing operating agreement over a period of time without the payment of a termination fee. With respect to any termination of an operating agreement on sale, the proposed purchaser would need to meet the requirements for transfer under the applicable license agreement.

•

International hotel. The operating and license agreements with Starwood for one of our international hotels provide for similar services as noted above, however the term is for 15 years, with no renewal option, and calls for a combined base and license fee equal to three percent of total revenues.

Employees

As of December 31, 2010, we had 203 employees, including 187 at our Bethesda, Maryland office, five at our London, England office, three at our Amsterdam, The Netherlands office and eight at our Republic of Singapore office. Employees at our consolidated hotels are employed by the operators that manage our hotels.

None of our direct employees as of December 31, 2010 are covered by collective bargaining agreements. However, employees at certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships see “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

Item 1A. Risk Factors

The statements in this section describe the major risks to our business and should be considered carefully. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.

Financial Risks and Risks of Operation

Our revenues and the value of our properties are subject to conditions affecting the lodging industry.

The lodging industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy as well as other factors. Changes in travel patterns of both business and leisure travelers may create difficulties for the industry over the long-term and adversely affect our results. During the recession in 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations. While operating results improved during 2010, uncertainty in the strength and direction of the recovery and continued high unemployment have hampered the pace of the overall economic recovery. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. Our results of operations and any forecast we make, may be affected and can change based on the following risks affecting the lodging industry:

•	changes in the international, national, regional and local economic climate;

•	changes in business and leisure travel patterns;

•	the effect of terrorist attacks and terror alerts in the United States and internationally, as well as other geopolitical disturbances;

•	supply growth in markets where we own hotels, which may adversely affect demand at our properties;

•	the attractiveness of our hotels to consumers relative to competing hotels;

•	the performance of the managers of our hotels;

•	outbreaks of disease;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	unionization of the labor force at our hotels.

A reduction in our revenue or earnings as a result of the above risks may reduce our working capital, impact our long-term business strategy, and impact the value of our assets and our ability to meet certain covenants in our existing debt agreements.

Disruptions in the financial markets may adversely affect our business and results of operations, our ability to obtain financing on reasonable and acceptable terms, and our ability to hedge our foreign currency exchange risk.

The United States and global equity and credit markets experienced significant price volatility, dislocations and liquidity disruptions in 2008 and 2009, all of which caused market prices of the stocks of many companies to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances impacted liquidity in the financial markets, which made terms for financings less attractive, and, in some cases, resulted in the lack of availability of certain types of financing. While conditions in the credit markets have improved, a subsequent prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing and may negatively impact our ability to enter into derivative contracts in order to hedge risks associated with changes in interest rates and foreign currency exchange rates. Disruptions in the financial markets also may adversely affect our credit rating, the market value of Host Inc.’s common stock, and the value of Host L.P.’s OP units. While we believe we have adequate sources of liquidity with which to meet our anticipated requirements for working capital, debt service and capital expenditures for the foreseeable future, if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could adversely affect our results of operations and financial condition.

Economic conditions may adversely affect the value of our hotels, which may result in impairment charges on our properties.

We analyze our assets for impairment in several situations, including when a property has current or projected losses from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s carrying value may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. We did not record any impairment charges in 2010, but could in the future, which will negatively affect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.

Unlike regular C corporations, we must finance our growth and fund debt repayments largely with external sources of capital because Host Inc. is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gain) in order to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which it does not receive cash. Funds used by Host Inc. to make required distributions are provided through distributions from Host L.P. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including credit market conditions, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, or decreases in the market price of Host Inc.’s common stock. Our ability to access additional capital also may be limited by the terms of our existing indebtedness which, under certain circumstances, restrict our incurrence of debt and the payment of dividends and Host L.P. distributions. The occurrence of any of these factors, individually or in combination, could prevent us from being able to obtain external capital on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth.

We have substantial debt and may incur additional debt.

As of December 31, 2010, we and our subsidiaries had total indebtedness of approximately $5.5 billion. Our substantial indebtedness requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•

limit our ability in the future to undertake refinancings of our debt or to obtain financing for expenditures, acquisitions, development or other general corporate needs on terms and conditions acceptable to us, if at all; or

•	affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.

If our cash flow and working capital are not sufficient to fund our expenditures or service our indebtedness, we will have to raise additional funds through:

•	sales of our OP units;

•	the incurrence of additional permitted indebtedness by Host L.P.; or

•	the sale of our assets.

We cannot make any assurances that any of these sources of funds will be available to us or, if available, will be on terms that we would find acceptable or in amounts sufficient to meet our obligations or fulfill our business plan. Under certain circumstances we would be required to use the cash from some of the events described above to repay other indebtedness.

The terms of our debt place restrictions on us and our subsidiaries and these restrictions reduce our operational flexibility and create default risks.

The documents governing the terms of our existing senior notes and our credit facility contain covenants that place restrictions on us and our subsidiaries. These covenants restrict, among other things, our ability to:

•	conduct acquisitions, mergers or consolidations, unless the successor entity in such transaction assumes our indebtedness;

•	incur additional debt in excess of certain thresholds and without satisfying certain financial metrics;

•	create liens securing indebtedness, unless an effective provision is made to secure our other indebtedness by such liens;

•	sell assets without using the proceeds from such sales for certain permitted uses or to make an offer to repay or repurchase outstanding indebtedness;

•	make capital expenditures in excess of certain thresholds;

•	make distributions without satisfying certain financial metrics; and

•	conduct transactions with affiliates other than on an arm’s length basis and, in certain instances, without obtaining opinions as to the fairness of such transactions.

Certain covenants also require us and our subsidiaries to meet financial performance tests. If we fail to meet such tests, the restrictive covenants in the applicable indenture(s), the credit facility and the documents governing our other debt (including our mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on classes and series of Host Inc. capital stock and Host L.P.’s payment of distributions on its classes of units. Under the terms of Host L.P.’s credit facility and senior notes indenture, distributions to Host Inc. by Host L.P., upon which Host Inc. depends in order to obtain the cash necessary to pay dividends, and distributions by Host L.P. to other unitholders are permitted only to the extent that, at the time of the distribution, Host L.P. can satisfy certain financial covenant tests (concerning leverage, fixed charge coverage and unsecured interest coverage) and meet other requirements.

Under the terms of Host L.P.’s outstanding preferred OP units, we are not permitted to make distributions on our common OP units unless all cumulative distributions have been paid (or funds for payment have been set aside for payment) on our preferred OP units. In the event that we fail to pay the accrued distributions on our preferred OP units for any reason, including any restriction on making such distributions under the terms of our debt instruments (as discussed above), distributions will continue to accrue on such preferred OP units and we will be prohibited from making any distributions on our common OP units until all such accrued but unpaid distributions on our preferred OP units have been paid (or funds for such payment have been set aside).

Defaulting on our mortgage debt could adversely affect our business.

As of December 31, 2010, 11 of our hotels and assets related thereto are subject to mortgages in an aggregate amount of approximately $1.0 billion. Although the debt is generally non-recourse to us, if these hotels do not produce adequate cash flow to service the debt secured by such mortgages, the mortgage lenders could call a default on these assets. Generally, we would expect to negotiate with the lender prior to the occurrence of a default to pursue other options, such as a deed in lieu of foreclosure. However, we may opt to allow such default to occur rather than make the necessary mortgage payments with funds from other sources. Our senior notes indenture and credit facility contain cross-default provisions, which, depending upon the amount of secured debt in default, could cause a cross-default under both of these agreements. Our credit facility, which contains a more restrictive cross-default provision than the senior notes indenture, provides that a credit facility default will occur in the event that we default on non-recourse secured indebtedness in excess of 1% (or approximately $158 million as of December 31, 2010) of our total assets (using undepreciated real estate book values). For this and other reasons, permitting a default could adversely affect our long-term business prospects.

Our mortgage debt contains provisions that may reduce our liquidity.

Certain of our mortgage debt requires that, to the extent cash flow from the hotels which secure such debt drops below stated levels, we escrow cash flow after the payment of debt service until operations improve above the stated levels. In some cases, the lender has the right under certain circumstances to apply the escrowed amount to the outstanding balance of the mortgage debt. If such provisions are triggered, there can be no assurance that the affected properties will achieve the minimum cash flow levels required to trigger a release of any escrowed funds. The amounts required to be escrowed may negatively affect our liquidity by limiting our access to cash flow after debt service from these mortgaged properties.

An increase in interest rates would increase our interest costs on our credit facility and on our floating rate debt and could adversely impact our ability to refinance existing debt or sell assets.

Interest payments for borrowings on our credit facility and certain mortgages on our properties, as well as fixed-to-floating interest rate swaps that we have entered into are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to dispose of assets.

Rating agency downgrades may increase our cost of capital.

Our senior notes are rated by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings. These independent rating agencies may elect to downgrade their ratings on our senior notes at any time. Such downgrades may negatively affect our access to the capital markets and increase our cost of capital.

Our expenses may not decrease if our revenue decreases.

Many of the expenses associated with owning and operating hotels, such as debt-service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue at the hotels. Our expenses also will be affected by inflationary increases, and certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. In the event of a significant decrease in demand, we may not be able to reduce the size of hotel work forces in order to decrease wages and benefits. Our managers also may be unable to offset any such increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures also could adversely affect the future growth of our business and the value of our hotel properties.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

As part of our business strategy, we seek to acquire luxury and upper upscale hotel properties. We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from Host Inc. equity offerings, issuance of limited partnership interests of Host L.P., advances under our credit facility, the incurrence or assumption of indebtedness and proceeds from the sales of assets. Disruptions in credit markets may limit our ability to finance acquisitions and may limit the ability of purchasers to finance hotels and adversely affect our disposition strategy and our ability to use disposition proceeds to finance acquisitions.

We may, from time to time, be in the process of identifying, analyzing and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our inability to consummate one or more acquisitions on such terms, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities.

We do not control our hotel operations and we are dependent on the managers of our hotels.

Our cash flow from our hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. While we monitor the hotel managers’ performance, we have limited recourse under our management agreements if the hotel managers are not performing adequately. In addition, from time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements could adversely affect our results of operations. Our hotel managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees to hotels that compete with our hotels, all of which may result in conflicts of interest. As a result, our hotel managers have in the past made, and may in the future make, decisions regarding competing lodging facilities that are not or would not be in our best interest.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

We have entered into management agreements with third-party managers to operate our hotel properties. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels (other than our New Zealand properties), we are still subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. Additionally, hotels where our managers have collective bargaining agreements with employees (approximately 21% of our current portfolio by revenues for the year ended December 31, 2010) are more highly affected by labor force activities than others. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, labor agreements may limit the ability of our managers to reduce the size of hotel workforces during an economic downturn because collective bargaining agreements are negotiated between the managers of our hotels and labor unions. We do not have the ability to control the outcome of these negotiations.

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

Part of our business strategy is to expand our presence internationally. As of December 31, 2010, we directly own nine hotels located outside the United States. Subsequent to year end, we acquired seven hotels in New Zealand. We are also party to a joint venture that owns 11 hotels in Europe and own a 25% interest in an Asian joint venture that currently does not own any hotels. However, our Asian joint venture has reached an agreement to develop seven properties in India in a joint venture with Accor S.A. and InterGlobe Enterprises Limited. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business internationally, which include:

•	employment laws and practices;

•

tax laws, which may provide for income or other taxes or tax rates that exceed those of the U.S. and which may provide that foreign earnings that are repatriated, directly or indirectly, are subject to dividend withholding requirements or other restrictions;

•	compliance with and unexpected changes in regulatory requirements or monetary policy;

•	the willingness of domestic or foreign lenders to provide financing and changes in the availability, cost and terms of such financing;

•	adverse changes in local, political, economic and market conditions;

•	insurance coverage related to terrorist events;

•	changes in interest rates and/or currency exchange rates;

•	regulations regarding the incurrence of debt; and

•	difficulties in complying with U.S. rules governing REITs while operating internationally.

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

We have made a significant investment in a European joint venture which owns 11 hotels in Europe and are exploring investment opportunities throughout Asia through our Asian joint venture. We may, from time to time, invest as a co-venturer in other entities holding hotel properties instead of purchasing hotel properties directly. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer could subject the assets to additional risk as a result of any of the following circumstances:

•	our co-venturer might have economic or business interests or goals that are inconsistent with our, or the joint venture’s, interests or goals; or

•	our co-venturer may be in a position to take action contrary to our instructions or requests, or contrary to our policies or objectives.

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

Previous terrorist attacks in the United States and subsequent terrorist alerts have adversely affected the travel and hospitality industries in recent years. The impact that terrorist attacks in the United States or elsewhere could have on domestic and international markets and our business in particular is indeterminable, but it is possible that such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and/or our results of operations and financial condition as a whole.

We may not be able to recover fully under our existing terrorism insurance for losses caused by some types of terrorist acts, and federal terrorism legislation does not ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.

We obtain terrorism insurance as part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ coverage. However, our all-risk policies have limitations, such as per occurrence limits, annual aggregate coverage limits and sublimits, all of which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). Property damage related to war and to nuclear, radiological, biological and chemical incidents is excluded under our policies. While TRIPRA will reimburse insurers for losses resulting from nuclear, radiological, biological and chemical perils, TRIPRA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. We have a wholly-owned captive insurance company through which we obtain a policy of nuclear, biological, chemical and radiological (“NBCR”) coverage. This captive insurer has the same ability as other insurance companies to apply to the U.S. Treasury for reimbursement, as provided for in TRIPRA, and is subject to the same deductibles and co-insurance obligations. This potential reimbursement applies to property insurance only, and not to general liability or directors’ and officers’ insurance, and there are no assurances that we will be able to recover any or all of our NCBR losses under this program.

We may be unable to satisfy the insurance requirements of our lenders.

Certain of our mortgage debt agreements for our properties and properties held by our European joint venture require us to maintain property insurance provided by carriers maintaining minimum ratings from Standard & Poor’s, A.M. Best or other rating agencies. Several of our mortgages contain requirements for the financial strength of insurers to be rated as high as AA by Standard & Poor’s. Due to upheavals in the financial markets, the number of insurers that carry that rating has been decreasing for a number of years. In 2009, and again in 2010, in all cases where our insurance carriers did not meet the minimum financial strength requirements, we were able to obtain waivers from the lenders or they have provided written assurances that they are satisfied with the makeup of our pool of insurance providers. We cannot provide assurances that each of our lenders will continue to be satisfied with our insurance coverage, or with the rating levels of our carriers, or that our carriers will not be downgraded further. If any of these lenders becomes dissatisfied with our insurance coverage or the ratings of our insurance carriers, they may, on our behalf, elect to procure additional property insurance coverage that meets their ratings requirements. The cost of such additional property insurance would be borne by the property or properties securing the loans. Also, the premiums associated with such coverage may be considerably higher than those associated with our current insurance coverage.

Some potential losses are not covered by insurance.

We, or our hotel managers, carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California and Florida, have in the past been and continue to be particularly susceptible to damage from natural disasters. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or the income lost as a result of the damage. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the management company, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

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

On February 8, 2010, we received an adverse jury verdict in a trial in the 166th Judicial District Court of Bexar County, Texas involving the sale of land encumbered by a ground lease for the San Antonio Marriott Rivercenter. On June 3, 2010, the trial court entered its final judgment, reciting and incorporating the jury’s verdict. On August 26, 2010, we filed our notice of appeal. See “Legal Proceedings” for more information on the verdict and see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Income Statement Line Items” for a discussion of the litigation accrual.

We also are involved in various other legal proceedings in the normal course of business and are vigorously defending these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

We also could become the subject of future claims by the operators of our hotels, individuals or companies who use our hotels, our investors, our joint venture partners or regulating entities and these claims could have a significant adverse effect on our financial condition and performance.

We may be subject to unknown or contingent liabilities related to hotels or businesses we acquire.

Assets and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements may not survive long enough for us to become aware of such liabilities and seek recourse against our sellers. While we usually require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification is often limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may adversely affect our revenues, expenses, operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers are generally contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, deductibles or caps on losses, there can be no guarantee that such arrangements will not require us to incur losses or other expenses in addition to those incurred by the sellers.

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

As a result of the expansion of our international operations, currency exchange rate fluctuations could affect our results of operations and financial position. We expect to generate an increasing portion of our revenue and expenses in such foreign currencies as the Euro, the Canadian Dollar, the Mexican Peso, the British Pound, Polish Zloty, the Brazilian Real and the Chilean Peso. In 2010, these currencies represented 4% of our revenues. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of these and other foreign currencies, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match revenue received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. Dollars, if we generate revenues or earnings in other currencies, the conversion of such amounts into U.S. Dollars can result in an increase or decrease in the amount of our revenues or earnings.

Applicable REIT laws may restrict certain business activities.

As a REIT, Host Inc. is subject to various restrictions on the types of income it can earn, assets it can own and activities in which it can engage. Business activities that could be impacted by applicable REIT laws include, but are not limited to, activities such as developing alternative uses of real estate, including the development and/or sale of timeshare or condominium units. Due to these restrictions, we anticipate that we will conduct certain business activities, including those mentioned above, in one or more of our taxable REIT subsidiaries. Our taxable REIT subsidiaries are taxable as regular C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on their taxable income.

We may be unable to sell properties because real estate investments are inherently illiquid.

Real estate properties generally cannot be sold quickly and, accordingly, we may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and our ability to service our debt. In addition, under the federal income tax laws applicable to REITs, we may be limited in our ability to recognize the full economic benefit from a sale of our assets.

Our ground lease payments may increase faster than the revenues we receive on the hotels situated on the leased properties.

As of December 31, 2010, 36 of our hotels are subject to third-party ground leases (encumbering all or a portion of the hotel). These ground leases generally require periodic increases in ground rent payments, which payments are often based on economic indicators such as the Consumer Price Index. Our ability to pay ground rent could be adversely affected to the extent that our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would have to assume the ground lease, which may result in a lower sales price.

Environmental problems are possible and can be costly.

We believe that our properties comply in all material respects with applicable environmental laws. Unidentified environmental liabilities could arise, however, and could have a material adverse effect on our financial condition and performance. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at the property. The owner or operator may be required to pay a governmental entity or third parties for property damage, and for investigation and remediation costs incurred by the parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

Compliance with other government regulations can be costly.

Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act, building codes and regulations pertaining to fire and life safety. Compliance with these laws and regulations could require substantial capital expenditures. These laws and regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

Risks of Ownership of Host Inc.’s Common Stock

There are limitations on the acquisition of Host Inc. common stock and changes in control.

Host Inc.’s charter and bylaws, the partnership agreement of Host L.P., and the Maryland General Corporation Law contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for Host Inc.’s stockholders or Host L.P.’s unitholders or otherwise be in their best interests, including the following:

•

Restrictions on transfer and ownership of Host Inc.’s stock. To maintain Host Inc.’s qualification as a REIT for federal income tax purposes, among other purposes, not more than 50% in value of Host Inc.’s outstanding shares of capital stock may be owned in the last half of the taxable year, directly or indirectly, by five or fewer individuals, which, as defined in the Internal Revenue Code (the “Code”), may include certain entities. Because such ownership could jeopardize Host Inc.’s qualification as a REIT, a person cannot own, directly or by attribution, 10% or more of an interest in a Host Inc. lessee, nor can a Host Inc. lessee of any partnership in which Host Inc. is a partner own, directly or by attribution, 10% or more of Host Inc.’s shares, in each case unless exempted by Host Inc.’s Board of Directors.

Host Inc.’s charter prohibits ownership, directly or by attribution, by any person or persons acting as a group, of more than 9.8% in value or number, whichever is more restrictive, of shares of Host Inc.’s outstanding common stock, preferred stock or any other class or series of stock, each considered as a separate class or series for this purpose. Together, these limitations are referred to as the “ownership limit.”

Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the intended acquiror of the stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of stock or to receive any proceeds from the subsequent sale of the stock in excess of the lesser of the price paid for the stock or the amount realized from the sale. A transfer of shares of Host Inc.’s stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of Host Inc.’s stock in excess of the ownership limit. These restrictions on transfer and ownership will not apply if Host Inc.’s Board of Directors determines that it is no longer in Host Inc.’s best interests to continue to qualify as a REIT or that compliance with the restrictions on transfer and ownership is no longer required for Host Inc. to qualify as a REIT.

•

Removal of Board of Directors. Host Inc.’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and only by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast in the election of directors. Vacancies on Host Inc.’s Board of Directors may be filled by the affirmative vote of the remaining directors (except that a vacancy resulting from an increase in the number of directors may be filled by a majority vote of the entire Board of Directors) and, in the case of a vacancy resulting from the removal of a director, by the stockholders by the affirmative vote of at least two-thirds of votes entitled to be cast in the election of directors.

•

Preferred shares; classification or reclassification of unissued shares of capital stock without stockholder approval. Host Inc.’s charter provides that the total number of shares of stock of all classes that Host Inc. has authority to issue is 1,100,000,000, consisting of 1,050,000,000 shares of common stock and 50,000,000 shares of preferred stock. Host Inc.’s Board of Directors has the authority, without a vote of stockholders, to classify or reclassify any unissued shares of stock, including common stock into preferred stock or vice versa, and to establish the preferences and rights of any preferred or other class or series of shares to be issued. Because Host Inc.’s Board of Directors has the power to establish the preferences and rights of additional classes or series of stock without a stockholder vote, Host Inc.’s Board of Directors may give the holders of any class or series of stock preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

•

Maryland business combination law. Under the Maryland General Corporation Law, specified “business combinations,” including specified issuances of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s then outstanding shares, or an affiliate or associate of the corporation who, at any time during the two year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the outstanding stock of the corporation (each, an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any of these specified business combinations must be approved by 80% of the votes entitled to be cast by the holders of outstanding voting shares and by two-thirds of the votes entitled to be cast by the holders of voting shares other than voting shares held by the interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder. As a Maryland corporation which has not opted out of these provisions, Host Inc. is subject to the Maryland business combination statute. The statute provides various exemptions from its provisions, including for business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The Board of Directors has not granted any such exceptions at this time.

•

Maryland control share acquisition law. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights, except to the extent approved by the affirmative vote of holders of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by directors who are employees of the corporation. “Control shares” are voting shares which, if aggregated with all other voting shares owned by the acquiror or over which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-tenth or more but less than one-third, (2) one-third or more but less than a majority, or (3) a majority or more of the voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares, subject to specified exceptions. Our bylaws contain a provision exempting us from the control share provisions of the Maryland General Corporation Law. There can be no assurance that this bylaw provision exempting us from the control share provisions will not be amended or eliminated at any time in the future.

•

Merger, consolidation, share exchange and transfer of Host Inc.’s assets. Under Maryland law and Host Inc.’s charter, subject to the terms of any outstanding class or series of capital stock, we can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer Host Inc.’s assets within the meaning of the Maryland General Corporation Law if approved (1) by Host Inc.’s Board of Directors in the manner provided in the Maryland General Corporation Law, and (2) by Host Inc.’s stockholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of Host Inc. with or into a trust organized for the purpose of changing Host Inc.’s form of organization from a corporation to a trust requires only the approval of Host Inc.’s stockholders holding a majority of all votes entitled to be cast on the merger. Under the Maryland General Corporation Law, specified mergers may be approved without a vote of stockholders and a share exchange is only required to be approved by the board of directors of a Maryland corporation if the corporation is the successor entity. Host Inc.’s voluntary dissolution also would require approval of stockholders holding two-thirds of all the votes entitled to be cast on the matter.

•

Certain charter and bylaw amendments. Host Inc.’s charter contains provisions relating to restrictions on transfer and ownership of Host Inc.’s stock, fixing the size of the Board of Directors within the range set forth in the charter, removal of directors, the filling of vacancies, exculpation and indemnification of directors, calling special stockholder meetings and others, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host Inc.’s stockholders holding two-thirds of the votes entitled to be cast on the matter. Other charter amendments generally require approval of the Board and the affirmative vote of holders of a majority of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, Host Inc.’s charter and bylaws provide that the Board of Directors have the exclusive right to amend Host Inc.’s bylaws. These provisions may make it more difficult to amend Host Inc.’s charter and bylaws to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of Host Inc. common stock, without the approval of the Board of Directors.

Shares of Host Inc.’s common stock that are or become available for sale could affect the share price of Host Inc.’s common stock.

Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could adversely affect prevailing market prices for Host Inc.’s common stock. In addition, holders of OP units who redeem their units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2010, there are approximately 10.5 million OP units outstanding that are redeemable. Further, a substantial number of shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We maintain two stock-based compensation plans: (i) the comprehensive stock plan, whereby we may award to participating employees and directors restricted shares of common stock, options to purchase common stock and deferred shares of common stock, and (ii) an employee stock purchase plan. At December 31, 2010, there were approximately 19.2 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan, and there were 3.7 million shares of Host Inc.’s restricted stock outstanding and 0.9 million outstanding options exercisable with a weighted average exercise price of $7.14 per share.

Also as of December 31, 2010, Host L.P. had outstanding $1,251 million principal amount of exchangeable senior debentures that could become exchangeable under certain conditions for shares of Host Inc.’s common stock. The principal portion for $526 million face amount of such exchangeable debentures is cash settled, and therefore no shares would be issued, unless Host Inc.’s share price exceeded the exchange rate for this series of debentures of $31.23 as of December 31, 2010. For another $400 million of such exchangeable debentures, Host Inc. has the option to issue cash, shares of Host Inc.’s common stock or any combination thereof in settlement of the debentures, should they be presented for exchange.

On August 19, 2010, Host Inc. entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the New York Stock Exchange. BNY Mellon Capital Markets, LLC is acting as sales agent. As of December 31, 2010, $300 million in shares of Host Inc.’s common stock have been issued and sold pursuant to the program. Shares of Host Inc.’s common stock, having an aggregate offering price of approximately $100 million, remain issuable from time to time under the agreement. Any additional shares of common stock issued by Host Inc., whether issued under this program or otherwise, would be available in the future for sale in the public markets.

Our earnings and cash distributions will affect the market price of shares of Host Inc.’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and is secondarily based upon the value of the underlying assets. For that reason, shares of Host Inc.’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes, rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of Host Inc.’s common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect the market price of Host Inc.’s common stock.

Market interest rates may affect the price of shares of Host Inc.’s common stock.

We believe that one of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the dividend rate on the shares, considered as a percentage of the price of the shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher dividend rate. Thus, higher market interest rates could cause the market price of Host Inc.’s common stock to decrease.

Federal Income Tax Risks

To qualify as a REIT, each of Host Inc. and its subsidiary REITs are required to distribute at least 90% of its taxable income, excluding net capital gain, regardless of available cash or outstanding obligations.

To continue to qualify as a REIT, Host Inc. is required to distribute to its stockholders with respect to each year at least 90% of its taxable income, excluding net capital gain. To the extent that Host Inc. satisfies this distribution requirement, but distributes less than 100% of its taxable income and net capital gain for the taxable year, it will be subject to federal and state corporate income tax on its undistributed taxable income and net capital gain. In addition, Host Inc. will be subject to a nondeductible 4% excise tax on the amount, if any, by which distributions made by Host Inc. with respect to the calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its net capital gain, and (3) any undistributed taxable income from prior years, less excess distributions from prior years. Host Inc. intends to make distributions, subject to the availability of cash and in compliance with any debt covenants, to its stockholders in order to comply with the distribution requirement and to avoid the imposition of a significant nondeductible 4% excise tax and will rely for this purpose on distributions from Host L.P. and its subsidiaries. There are differences in timing between Host Inc.’s recognition of taxable income and its receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be “phantom” taxable income, which is taxable income that is not matched by cash flow. Due to transactions entered into in years prior to Host Inc.’s conversion to a REIT, Host Inc. could recognize substantial amounts of “phantom” taxable income in the future. It is possible that any differences between the recognition of taxable income and the receipt of the related cash could require us to borrow funds or for Host Inc. to issue additional equity in order to enable Host Inc. to meet its distribution requirements and, therefore, to maintain its REIT status and to avoid the nondeductible 4% excise tax. In addition, because the REIT distribution requirements prevent Host Inc. from retaining earnings, we generally will be required to refinance debt at its maturity with additional debt or equity. It is possible that any of these sources of funds, if available at all, would not be sufficient to meet Host Inc.’s distribution and tax obligations.

Host L.P. owns 100% of the outstanding common stock and a portion of the outstanding preferred stock of two entities that have elected to be treated as REITs. Each of these subsidiary REITs will be subject to the same requirements that Host Inc. must satisfy in order to qualify as a REIT, including the distribution requirements described above.

Adverse tax consequences would occur if Host Inc. or any of its subsidiary REITs fail to qualify as a REIT.

We believe that Host Inc. has been organized and has operated in such a manner so as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host Inc. currently intends to continue to operate as a REIT during future years. In addition, Host Inc. owns, through Host L.P., two entities that have elected to be treated as REITs. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host Inc. currently qualifies as a REIT or will continue to qualify as a REIT or that each of Host Inc.’s subsidiary REITs qualify as a REIT. If any of the subsidiary REITs were to fail to qualify as a REIT, it is possible that Host Inc. would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. New legislation, treasury regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Inc. or any of the subsidiary REITs were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT would not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

Any determination that Host Inc. or one of its subsidiary REITs does not qualify as a REIT will have a material adverse effect on our results of operations and could materially reduce the value of Host Inc.’s common stock. The additional tax liability of Host Inc. or the subsidiary REIT for the year, or years, in which the relevant entity did not qualify as a REIT would reduce its net earnings available for investment, debt service or distributions to stockholders. Furthermore, the non-qualifying entity would no longer be required to make distributions to stockholders as a condition to REIT qualification and all of its distributions to stockholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This means that, if Host Inc. were to fail to qualify as a REIT, Host Inc.’s stockholders currently taxed as individuals would be taxed on those dividends at capital gain rates and Host Inc.’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. Host Inc.’s failure to qualify as a REIT also would cause an event of default under Host L.P.’s credit facility, which default could lead to an acceleration of the amounts due thereunder, which, in turn, would constitute an event of default under Host L.P.’s outstanding debt securities.

If our leases are not respected as true leases for federal income tax purposes, each of Host Inc. and its subsidiary REITs would fail to qualify as a REIT.

To qualify as a REIT, Host Inc. must satisfy two gross income tests, pursuant to which specified percentages of its gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS, which rental income currently constitutes substantially all of Host Inc.’s and each of our subsidiary REITs’ gross income, to qualify for purposes of the gross income tests, our leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the IRS will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, neither Host Inc. nor either of our subsidiary REITs would be able to satisfy either of the two gross income tests applicable to REITs and each would likely lose its REIT status.

If our affiliated lessees fail to qualify as taxable REIT subsidiaries, each of Host Inc. and its subsidiary REITs would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of Host Inc. will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease substantially all of our hotels to our subsidiary that is taxable as a regular C corporation and that has elected to be treated as a taxable REIT subsidiary with respect to Host Inc. So long as any affiliated lessee qualifies as a taxable REIT subsidiary, it will not be treated as a “related party tenant.” We believe that our affiliated lessees have qualified and will continue to qualify, and that the taxable REIT subsidiaries of each of our subsidiary REITs have qualified and will continue to qualify, to be treated as taxable REIT subsidiaries for federal income tax purposes. There can be no assurance, however, that the IRS will not challenge the status of a taxable REIT subsidiary for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our affiliated lessees (including the taxable REIT subsidiaries of our subsidiary REITs) from treatment as a taxable REIT subsidiary, it is possible that Host Inc. or a subsidiary REIT would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to qualify for the gross income tests. If Host Inc. or a subsidiary REIT failed to meet either the asset tests or the gross income tests, each would likely lose its REIT status.

Despite the REIT status of each of Host Inc. and its subsidiary REITs, we remain subject to various taxes.

One of Host Inc.’s subsidiary REITs will be required to pay federal income tax at the highest regular corporate rate on “built-in gain” recognized as a result of the sale of one or more of its hotel assets prior to the expiration of the applicable 10-year holding period, including certain hotels acquired from Starwood and its affiliates in 2006. The total amount of gain on which the subsidiary REIT would be subject to corporate income tax if all of its built-in gain assets were sold in a taxable transaction prior to the expiration of the applicable 10-year holding period would be material to it. In addition, we expect that we could recognize other substantial deferred tax liabilities in the future without any corresponding receipt of cash.

Notwithstanding Host Inc.’s status as a REIT, Host Inc. and our subsidiaries (including our subsidiary REITs) will be subject to some federal, state, local and foreign taxes on their income and property. For example, Host Inc. and our subsidiary REITs will pay tax on certain types of income that are not distributed and will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary that are not conducted on an arm’s length basis. Moreover, the taxable REIT subsidiaries of Host Inc. and our subsidiary REITs are taxable as regular C corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent that they own assets or conduct operations in foreign jurisdictions.

Host L.P. is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host Inc.

If the IRS were to challenge successfully Host L.P.’s status as a partnership for federal income tax purposes, Host Inc. would cease to qualify as a REIT and would suffer other adverse consequences.

We believe that Host L.P. qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including Host Inc., is required to pay tax on such partner’s allocable share of its income. No assurance can be provided, however, that the IRS will not challenge Host L.P.’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating Host L.P. as a corporation for federal income tax purposes, Host Inc. would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If Host L.P. fails to qualify as a partnership for federal income tax purposes or Host Inc. fails to qualify as a REIT, either failure would cause an event of default under Host L.P.’s credit facility that, in turn, could constitute an event of default under Host L.P.’s outstanding debt securities. Also, the failure of Host L.P. to qualify as a partnership for federal income tax purposes would cause it to become subject to federal, state and foreign corporate income tax, which tax would reduce significantly the amount of cash available for debt service and for distribution to its partners, including Host Inc.

As a REIT, each of Host Inc. and its subsidiary REITs is subject to limitations on its ownership of debt and equity securities.

Subject to certain exceptions, a REIT is generally prohibited from owning securities in any one issuer to the extent that (1) the value of those securities exceeds 5% of the value of the REIT’s total assets, (2) the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities, or (3) the REIT owns more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 25% of the value of the REIT’s total assets. If Host Inc. or any of its subsidiary REITs were to violate these ownership limitations, each would likely lose its REIT status.

Each of Host Inc. or its subsidiary REITs may be required to pay a penalty tax upon the sale of a hotel.

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

Risks Relating to Redemption of OP Units

A holder who redeems OP units may have adverse tax consequences.

A holder who redeems OP units will be treated for federal and state income tax purposes as having sold the OP units. The sale of these units is a taxable event and the holder thereof will be treated as realizing an amount equal to the sum of the value of the common stock or cash the holder receives, plus the amount of Host L.P.’s nonrecourse liabilities allocable to the redeemed OP units. The gain or loss recognized by the holder of OP units is measured by the difference between the amount realized by the holder and the holder’s basis in the OP units redeemed (which will include the amount of Host L.P.’s nonrecourse liabilities allocable to the redeemed OP units). It is possible that the amount of gain the holder recognizes could exceed the value of the common stock or cash that the holder receives. It also is possible that the tax liability resulting from this gain could exceed the value of the common stock or cash the holder receives.

If a holder of OP units elects to redeem their units, the original receipt of the OP units may be subject to tax.

If a holder of OP units elects to redeem their units, particularly within two years of receiving them, there is a risk that the original receipt of the OP units may be treated as a taxable sale under the “disguised sale” rules of the Internal Revenue Code. Subject to several exceptions, the tax law generally provides that a partner’s contribution of property to a partnership and a simultaneous or subsequent transfer of money or other consideration from the partnership to the partner will be presumed to be a taxable sale. In particular, if money or other consideration is transferred by a partnership to a partner within two years of the partner’s contribution of property, the transactions are presumed to be a taxable sale of the contributed property, unless the facts and circumstances clearly establish that the transfers are not a sale. On the other hand, if two years have passed between the original contribution of property and the transfer of money or other consideration, the transactions will not be presumed to be a taxable sale, unless the facts and circumstances clearly establish that they should be.

Differences between an investment in shares of Host Inc. common stock and OP units may affect redeemed holders of OP units.

If a holder of OP units elects to have OP units redeemed, we will determine whether the holder receives cash or shares of Host Inc.’s common stock in exchange for the OP units. Although an investment in shares of Host Inc.’s common stock is substantially similar to an investment in OP units, there are some differences between ownership of OP units and ownership of Host Inc. common stock. These differences include form of organization, management structure, voting rights, liquidity and federal income taxation, some of which may be material to investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

See Section “Our Hotel Properties” of Item 1 above for a discussion of our hotel properties.

Item 3. Legal Proceedings

On April 27, 2005, we initiated a lawsuit against Keystone-Texas Property Holding Corporation (“Keystone”) seeking a declaration that a provision of the ground lease for the property under the San Antonio Marriott Rivercenter was valid and claiming that Keystone had breached that lease provision. On October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we had tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property.

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages plus statutory interest. Keystone will only be entitled to receive one of these damages awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. Based on the range of possible outcomes, we have accrued a potential litigation loss of approximately $47 million.

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

We also are involved in various other legal proceedings in the normal course of business and are vigorously defending these claims; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period.

Item 4. Reserved

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 18, 2011. Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.
Richard E. Marriott Chairman of the Board	72	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

W. Edward Walter President, Chief Executive Officer and Director	55	W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Treasurer in 1998, Executive Vice President in 2000, Chief Operating Officer in 2001, Chief Financial Officer in 2003 and President, Chief Executive Officer and Director in October 2007.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	52	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Minaz Abji Executive Vice President, Asset Management	57	Minaz Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he worked since 1998.

Larry K. Harvey Executive Vice President, Chief Financial Officer	46	Larry K. Harvey rejoined our company in February 2003 as Senior Vice President and Corporate Controller. In February 2006, he was promoted to Senior Vice President, Chief Accounting Officer. He was elected Executive Vice President, Chief Financial Officer and Treasurer in 2007. He served as Treasurer until February 2010 and continues to serve as Executive Vice President and Chief Financial Officer. Prior to joining us, he served as Chief Financial Officer of Barceló Crestline Corporation, formerly Crestline Capital Corporation. Prior to that, he was our Vice President of Corporate Accounting, before the spin-off of Crestline in 1998.

Gregory J. Larson Executive Vice President, Corporate Strategy and Fund Management	46	Gregory J. Larson joined our company in October 1993. In 1998, Mr. Larson joined the Treasury group as Vice President of Corporate Finance. He assumed leadership of the Investor Relations department in 2000, was promoted to Senior Vice President in 2002, and was elected Treasurer in 2005. In November 2007, Mr. Larson was selected to lead our corporate strategy and fund management business and elected to Executive Vice President.

James F. Risoleo Executive Vice President, Chief Investment Officer	55	James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Executive Vice President in 2000. He is responsible for our development, acquisition and disposition activities, including oversight of our European and Asian joint venture investments.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.
Joanne G. Hamilton Executive Vice President, Human Resources	53	Joanne G. Hamilton joined our company as Executive Vice President, Human Resources in January 2010. Prior to joining our company, she was the Chief Human Resource Officer for Beers & Cutler, an accounting and consulting firm based in Vienna, Virginia from 2007 to 2010. Prior to joining Beers & Cutler, Ms. Hamilton served as Senior Vice President of Human Resources for Spirent PLC, a global telecommunications company, from 2002 to 2007. Prior to that time, Ms. Hamilton was Senior Vice President at Visual Networks and Vice President of Human Resources at Telecommunications Techniques Corporation.

Brian G. Macnamara Senior Vice President, Corporate Controller	51	Brian G. Macnamara joined our company in February 1996, was promoted to Vice President, Assistant Corporate Controller in February 2007, and was elected Senior Vice President, Corporate Controller in September 2007. Prior to serving as Assistant Corporate Controller, Mr. Macnamara served as Vice President, Financial Reporting and Corporate Real Estate.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc.

Host Inc.’s common stock is listed on the New York Stock Exchange and trades under the symbol “HST.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Host Inc.’s common stock as reported on the New York Stock Exchange Composite Tape and dividends declared per share:

	Stock Price		Dividends Declared
	High	Low	Per Share
2009
1st Quarter	$8.22	$3.08	$—
2nd Quarter	9.92	3.70	—
3rd Quarter	11.09	7.07	—
4th Quarter	12.20	9.64	0.25	*
2010
1st Quarter	$14.96	$10.46	$0.01
2nd Quarter	17.09	12.83	0.01
3rd Quarter	15.91	12.64	0.01
4th Quarter	17.97	13.95	0.01

*	In reliance on the specific terms of guidance issued by the IRS and subject to certain elections by Host Inc.’s stockholders and the effect of a 10% cash limitation, Host Inc. paid approximately 90% of the special dividend with Host Inc.’s common stock, or 13.4 million common shares, with the remaining 10% paid in cash of approximately $15.6 million.

Under the terms of our senior notes indenture and the credit facility, Host Inc.’s ability to pay dividends and make other payments is dependent on its ability to satisfy certain financial requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” and “Risk Factors—Financial Risks and Risks of Operation—Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.”

As of February 18, 2011, there were 29,391 holders of record of Host Inc.’s common stock. However, because many of the shares of its common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of its common stock than record holders. As of February 18, 2011, there were 1,886 holders of OP units (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, convertible into Host Inc.’s common stock.

Host Inc.’s ability to qualify as a REIT under the Internal Revenue Code is facilitated by limiting the number of shares of its stock that a person may own. Its charter provides that, subject to limited exceptions, no person or persons acting as a group may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% in value or in number, whichever is more restrictive, of shares of Host Inc.’s outstanding common stock, preferred stock or any other stock, each considered as a separate class or series for this purpose. Host Inc.’s Board of Directors has the authority to increase the ownership limit from time to time, but does not have the authority to do so to the extent that, after giving effect to such increase, any five beneficial owners of capital stock could beneficially own in the aggregate more than 49.5% of the outstanding capital stock. See “Risk Factors—Risks Related to Ownership of Host Inc.’s Common Stock—There are limitations on the acquisition of Host Inc. common stock and changes in control.”

Fourth Quarter 2010 Purchases of Equity Securities

Period	Total Number of Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
						(in millions)
September 11, 2010— October 10, 2010	6,424	*	$14.69	*	—	$—
October 11, 2010— November 10, 2010	—		$—		—	$—
November 11, 2010— December 10, 2010	—		$—		—	$—
December 11, 2010— December 31, 2010	—		$—		—	$—

Total	6,424		$14.69		—	$—

*	Reflects 6,424 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the $14.69 purchase price is the price of Host Inc. common stock on the date of release).

Stockholder Return Performance

The following graph compares the five-year cumulative total stockholder return on Host Inc.’s common stock against the cumulative total returns of the Standard & Poor’s Corporation Composite 500 Index and the National Association of Real Estate Investment Trust (“NAREIT”) Equity Index. The graph assumes an initial investment of $100 in Host Inc.’s common stock and in each of the indexes, and also assumes the reinvestment of dividends.

Comparison of Five-Year Cumulative Stockholder Returns 2005 – 2010

	2005	2006	2007	2008	2009	2010
Host Hotels & Resorts, Inc.	$100.00	$134.04	$97.59	$45.44	$70.25	$107.85
NAREIT Equity Index	$100.00	$135.06	$113.87	$70.91	$90.76	$116.12
S&P 500 Index	$100.00	$115.84	$122.17	$77.07	$97.46	$112.14

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.

There is no established public trading market for our OP units and transfers of OP units are restricted by the terms of Host L.P.’s partnership agreement. Under the terms of our senior notes indenture and our credit facility, Host L.P.’s ability to make distributions and other payments is dependent on its ability to satisfy certain financial requirements. See “Risk Factors—Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.” The following table sets forth, for the fiscal periods indicated, Host L.P.’s distributions declared per common OP unit:

	Distributions Declared Per Common Unit
2009
1st Quarter	—
2nd Quarter	—
3rd Quarter	—
4th Quarter	$.025	*
2010
1st Quarter	$.0102
2nd Quarter	$.0102
3rd Quarter	$.0102
4th Quarter	$.0102

*	On September 14, 2009, Host Inc.’s Board of Directors authorized a special dividend of $0.25 per share of common stock. The dividend was paid on December 18, 2009 to holders of record as of November 6, 2009. In reliance on the specific terms of guidance issued by the IRS and subject to certain elections by Host Inc.’s stockholders and the effect of a 10% cash limitation, Host Inc. paid approximately 90% of the special dividend with Host Inc.’s common stock, or 13.4 million common shares, with the remaining 10% paid in cash of approximately $15.6 million. Pursuant to the partnership agreement of Host L.P., common OP unitholders received the cash distribution of 10% of the $0.25 per share dividend paid by Host Inc. to its common stockholders, or $0.025 per OP unit, but did not receive an equivalent per unit distribution for the 90% of the dividend paid with Host Inc.’s common stock. Instead, the conversion factor used to convert OP units into shares of Host Inc.’s common stock was proportionately adjusted from 1.0 to 1.021494. This adjustment to the conversion factor was made to avoid any unintended dilution as a result of the portion of Host Inc.’s dividend paid with shares of its common stock to its stockholders.

The number of holders of record of Host L.P.’s common OP units on February 18, 2011 was 1,886. The number of outstanding common OP units as of February 18, 2011 was 676,522,234, of which 666,110,729 were owned by Host Inc. Under the terms of our senior notes indenture and the credit facility, Host L.P.’s ability to make distributions and other payments is dependent on its ability to satisfy certain financial requirements. In addition, under the terms of Host L.P.’s preferred OP units, we are not permitted to make distributions on our common OP units unless all cumulative distributions have been paid on our preferred OP units. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” and “Risk Factors—Financial Risks and Risks of Operation—Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.”

Fourth Quarter 2010 Issuer Purchases of Equity Securities

Period	Total Number of Units Purchased		Average Price Paid per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs

September 11, 2010—October 10, 2010	31,533	*	1.021494 shares of Host Inc. Common Stock*	—	—

October 11, 2010—November 10, 2010	10,215	**	1.021494 shares of Host Inc. Common Stock**	—	—

November 11, 2010—December 10, 2010	22,319	**	1.021494 shares of Host Inc. Common Stock**	—	—

December 11, 2010—December 31, 2010	47,111	**	1.021494 shares of Host Inc. Common Stock**	—	—

Total	111,178			—	—

*	Reflects (1) 25,245 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 6,288 common OP units cancelled upon cancellation of 6,424 shares of Host Inc.’s common stock by Host Inc.
**	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 6. Selected Financial Data (Host Hotels & Resorts, Inc.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2010. The following information should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2010	2009	2008	2007	2006
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$4,437	$4,144	$5,119	$5,227	$4,638
Income (loss) from continuing operations	(128)	(197)	383	533	305
Income (loss) from discontinued operations, net of tax (1)	(4)	(61)	31	201	462
Net income (loss)	(132)	(258)	414	734	767
Net income (loss) attributable to Host Hotels & Resorts, Inc.	(130)	(252)	395	703	727
Net income (loss) available to common stockholders	(138)	(261)	386	694	707
Basic earnings (loss) per common share:
Income (loss) from continuing operations	(.20)	(.34)	.68	.94	.51
Income (loss) from discontinued operations	(.01)	(.11)	.06	.39	.96
Net income (loss)	(.21)	(.45)	.74	1.33	1.47
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(.20)	(.34)	.66	.94	.51
Income (loss) from discontinued operations	(.01)	(.11)	.06	.38	.95
Net income (loss)	(.21)	(.45)	.72	1.32	1.46
Dividends declared per common share (2)	.04	.25	.65	1.00	.76
Balance Sheet Data:
Total assets	$12,411	$12,555	$11,950	$11,811	$11,808
Debt	5,477	5,837	5,876	5,515	5,833
Preferred stock	—	97	97	97	97

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties disposed of and the gain or loss on those dispositions.
(2)	See Item 5. “Market for Registrants’ Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc.”

Selected Financial Data (Host Hotels & Resorts, L.P.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2010. The following information should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2010	2009	2008	2007	2006
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$4,437	$4,144	$5,119	$5,227	$4,638
Income (loss) from continuing operations	(128)	(197)	383	533	305
Income (loss) from discontinued operations, net of tax (1)	(4)	(61)	31	201	462
Net income (loss)	(132)	(258)	414	734	767
Net income (loss) attributable to Host Hotels & Resorts, L.P.	(132)	(257)	411	728	758
Net income (loss) available to common unitholders	(140)	(266)	402	719	738
Basic earnings (loss) per common unit:
Income (loss) from continuing operations	(.21)	(.34)	.68	.96	.55
Income from discontinued operations	—	(.10)	.06	.37	.92
Net income (loss)	(.21)	(.44)	.74	1.33	1.47
Diluted earnings (loss) per common unit:
Income (loss) from continuing operations	(.21)	(.35)	.66	.95	.55
Income from discontinued operations	—	(.10)	.06	.37	.92
Net income (loss)	(.21)	(.45)	.72	1.32	1.47
Distributions declared per common unit (2)	.0408	.025	.65	1.00	.76
Balance Sheet Data:
Total assets	$12,410	$12,553	$11,948	$11,809	$11,805
Debt	5,477	5,837	5,876	5,515	5,833
Preferred units	—	97	97	97	97

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties disposed of and the gain or loss on those dispositions.
(2)	See Item 5. “Market for Registrants’ Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Host Inc. operates as a self-managed and self-administered REIT. Host Inc. is the sole general partner of Host L.P. and holds 98.4% of its partnership interests. Host L.P. is a limited partnership operating through an umbrella partnership structure. As of February 18, 2011, we own 120 hotels, primarily consisting of luxury and upper upscale properties. Host Inc. is the largest lodging REIT in NAREIT’s composite index. A REIT is a legal entity that owns real estate assets and, through payments of dividends to stockholders, is permitted to reduce or eliminate federal income taxes at the corporate level.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry. The majority of our properties are luxury and upper upscale that are located in central business districts of major cities, near airports and in resort/conference destinations that benefit from significant barriers to entry by competitors. In 2010, approximately 79% of our revenues were generated by our urban and resort/conference hotels. While our hotels are still subject to competitive pressures, we believe this strategy should allow us to achieve room rate and occupancy premiums in excess of those of our competitors. We seek to maximize the value of our portfolio through aggressive asset management by assisting the managers of our hotels in optimizing property operations and by completing strategic capital improvements.

Our Customers

The majority of our customers fall into three broad groups: transient business, group business and contract business. The table below details the percentage of our room sales for each group:

	2010	2009	2008	2007	2006
Transient business	56%	56%	54%	56%	54%
Group business	37%	37%	41%	40%	42%
Contract business	7%	7%	5%	4%	4%

Similar to the majority of the lodging industry, we further categorize business within these categories based on characteristics they have in common as follows:

Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be more significantly affected by trends in business travel versus leisure demand. The four key subcategories of the transient business group are:

•

Premium: Sometimes referred to as “rack rate,” this rate is typically applied to rooms booked close to arrival during high demand periods and is the highest rate category available. Room rates will fluctuate depending on anticipated demand levels (e.g. seasonality and weekday vs. weekend stays).

•

Corporate: This is the benchmark rate that a hotel publishes and offers to the general public. It is typically the second highest category and is for travelers that do not have access to negotiated or discount rates.

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

Understanding Our Performance

Our Revenues and Expenses. Our hotels are operated by third-party managers under long-term agreements, pursuant to which they typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We provide operating funds, or working capital, which the managers use to purchase inventory and to pay wages, utilities, property taxes and other hotel-level expenses. We generally receive a cash distribution from our hotel managers each four-week or monthly accounting period, which distribution reflects hotel-level sales less property-level operating expenses (excluding depreciation).

Revenues for owned hotels are 96% of our total revenue. The following table presents the components of our hotel revenue as a percentage of our total revenue:

		% of 2010 Revenues
•	Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and premium versus discount business) is a significant driver of room rates.	60%

•	Food and beverage revenue. Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s restaurants).	29%

•	Other revenue. Occupancy, the nature of the property (i.e., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as parking, golf course, spa, entertainment and other guest services.	7%

Hotel operating expenses are approximately 97% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

		% of 2010 Operating Costs and Expenses
•	Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.	17%

•	Food and beverage expense. These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than outlet sales) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.	23%

•	Other departmental and support expenses. These expenses include labor and other costs associated with the other ancillary revenues such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	27%

•	Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.	4%

•	Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	12%

•	Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotel properties and the level of past capital expenditures.	14%

The expense components listed above are based on those presented in our consolidated statements of operations. It also is worth noting that wage and benefit costs are spread among various line items. Taken separately, these costs represent approximately 50% to 55% of our hotel operating expenses.

Key Performance Indicators. Revenue per available room (“RevPAR”) is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or parking, telephone or other guest service revenues generated by the property. Although RevPAR does not include these ancillary revenues, it is generally considered the leading indicator of core revenues for many hotels.

RevPAR changes that are driven predominately by occupancy have different implications on overall revenue levels, as well as incremental operating profit, than do changes that are driven predominately by average room rate. For example, increases in occupancy at a hotel would lead to increases in rooms revenues and ancillary revenues, such as food and beverage, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in additional room-related costs. As a result, changes in RevPAR driven by increases or decreases in average room rates have a greater effect on profitability than changes in RevPAR caused by occupancy levels.

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

We also evaluate the performance of our business through certain non-GAAP financial measures. Each of these non-GAAP measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit, net income and earnings per share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance and a discussion of certain limitations of such measures in “—Non-GAAP Financial Measures.” Our non-GAAP financial measures include:

•	Host Inc.’s funds from operations (“FFO”) and FFO per diluted share. We use FFO and FFO per diluted share as a supplemental measure of company-wide profitability.

•

Host Inc’s and Host L.P.’s hotel adjusted operating profit. Hotel adjusted operating profit measures property-level results before debt service and is a supplemental measure of aggregate property-level profitability. We also use hotel adjusted operating profit to evaluate the profitability of our comparable hotels.

•

Host Inc.’s and Host L.P.’s EBITDA and Adjusted EBITDA. Earnings before income taxes, interest expense, depreciation and amortization (“EBITDA”), is a commonly used measure in many industries, and management believes that such measure provides useful information to investors regarding our results of operations as it helps us and our investors evaluate the ongoing operating performance of our properties and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. We adjust EBITDA when evaluating our performance because we believe that the exclusion of certain items, such as gains and losses related to real estate transactions and impairment losses (“Adjusted EBITDA”), provides useful supplemental information to investors regarding our ongoing operating performance.

Summary of 2010 Operating Results

During 2010, the lodging recovery exceeded industry expectations as overall RevPAR grew 5.5% compared to 2009. Similarly, RevPAR at our comparable hotels increased 5.8% compared to 2009. As is expected during a recovery, the initial improvements in RevPAR were driven by improvements in occupancy, which improved by 3.8 percentage points in 2010. Overall, average room rates were essentially flat, with an improvement of 0.1% during the year; however, as the year progressed, lodging demand improved and our managers were able to increase rates, somewhat shifting pricing power away from the consumer. As a result, comparable hotel rates for the third and fourth quarter of 2010 improved 4.5% and 2.8%, respectively. Early in the year, the recovery was driven by increased demand from corporate transient business, which was eventually joined by improvements across the majority of our customer types. This RevPAR improvement includes a 7.6% improvement in comparable hotel transient RevPAR and a 3.5% improvement in comparable hotel group RevPAR. Typically, the recovery of group revenue will lag that of transient revenue as price increases and business mix changes can more quickly increase transient average rates, and because group contracts that were negotiated near the bottom of the lodging cycle reflect lower rates and, therefore, will slow recovery for group revenues in the near term. As a result of these trends, total comparable revenues for our owned hotels increased $167 million, or 4.2%, to approximately $4.1 billion for the year. In addition to the hotel revenues for our owned hotels described above, our other revenues increased $92 million due to the inclusion of hotel revenues from a portfolio of 71 Courtyard by Marriott and Residence Inn by Marriott hotels leased from Hospitality Properties Trust that had been previously sublet (the “HPT portfolio”; see “Off-Balance Sheet Arrangements and Contractual Obligations”). Therefore, overall revenue increased $293 million, or 7.1%, to approximately $4.4 billion for 2010.

As described above, the improvements in RevPAR were primarily driven by occupancy gains, which have less of a positive effect on overall profitability compared to increases driven by average room rate. As a result, the improvement in overall profitability was partially offset by increases in incremental costs at the hotels as well as the decline in the cancellation and attrition revenues. Additionally, our total expenses include rental and hotel level expenses for the leased HPT portfolio, described above, of $180 million, which decreased our overall operating profit by $13 million. Other significant items that affected the comparability of our results between 2010 and 2009 include:

2010:

•

The recognition of $10 million of acquisition costs related to our successful hotel acquisitions, which costs are now required to be recorded in corporate expenses when incurred. Prior to the change in accounting treatment effective January 1, 2009, these costs would have been capitalized and depreciated over the remaining life of the asset; and,

•

an increase in interest expense during 2010 due to costs associated with debt extinguishments (including the acceleration of deferred financing costs and original issue discounts) totaling $21 million, compared to a net gain of $9 million on debt extinguishments in 2009.

2009:

•

Impairment charges related to real estate and investments totaling $131 million. Of these impairment charges, $20 million was included in depreciation expense, $77 million was included in discontinued operations and $34 million was included in equity in affiliates. No impairment charges were recorded in 2010;

•	gains on dispositions totaling $31 million compared to a loss on dispositions of $2 million in 2010; and,

•	charges related to a potential litigation loss of $41 million.

As a result of the improved operations, and the items described above, GAAP operating profit increased 50% to $223 million in 2010. Our comparable hotel adjusted operating profit, which reflects the hotel-level revenues and expenses for our comparable hotels and does not include the items described above or the results of the HPT portfolio, increased $44 million, or 5%, to $882 million. Net loss for Host Inc. decreased $126 million in 2010 to a loss of $132 million and Adjusted EBITDA increased $26 million, or 3.3%, to $824 million.

Host Inc.’s diluted loss per common share decreased $.24 to a loss in 2010 of $.21. The reduction in our loss per diluted share reflects the improvement in operating results at our hotels as described above. Host Inc.’s FFO per diluted share increased 33% to $.68 for 2010. For 2010 and 2009, the transactions described above reduced net loss per diluted share by $.06 and $.23, respectively, and reduced FFO per diluted share by $.06 and $.28, respectively.

The trends and transactions described above for Host Inc. similarly affected the operating results for Host L.P, as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the outside partners of Host L.P. For the year, Host L.P.’s net loss declined $126 million to $132 million, and the loss per diluted unit declined $.24 to $.21 per unit.

Financing Activities

During 2010, we continued to progress in our overall goal to strengthen our balance sheet by lowering our debt-to-equity ratio; however, we shifted our focus from increasing our liquidity (which was our main focus in the uncertain recessionary period of 2009) to strategically raising and deploying capital to improve our overall leverage ratios, while at the same time completing substantial investments in our portfolio through acquisitions and capital investments. As a result of these efforts:

•

During the year, we issued $500 million of 6% Series U senior notes and repaid approximately $1.1 billion of senior notes and mortgage debt. We also assumed $166 million of mortgage debt, of which $115 million was repaid in the fourth quarter, and drew $56 million under our credit facility in connection with our 2010 acquisitions. Overall, our debt balance was reduced by $360 million from December 31, 2009;

•

We issued 26.9 million common shares under our “at the market” offering programs. The shares were issued at an average price of $15.25 per share for net proceeds of $406 million. Proceeds from these issuances were used to fund acquisitions and capital investments;

•	As of December 31, 2010, 102 of our 113 properties are unencumbered by mortgage debt;

•

We improved our overall leverage and coverage ratios, as defined in our senior note and credit facility covenants. Specifically, our leverage ratio (total debt/EBITDA, as defined) decreased 30 basis points to 5.0x and our interest coverage ratio (EBITDA/interest, as defined) increased 30 basis points to 3.0x; and

•

At year end, we held over $1.1 billion of cash and cash equivalents and had $542 million of availability under our credit facility. We expect to deploy over $900 million of cash to execute our recently announced acquisitions discussed below.

We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditures programs and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

Investing Activities

Acquisitions. 2010 marked a significant increase in transaction activity for luxury and upper upscale lodging properties from the extremely depressed levels in 2009. We believe that the lodging industry is in the early stages of a recovery, which presents an opportunity to purchase assets with high growth potential at a significant discount to replacement cost. Many of the acquisition opportunities are associated with the significant number of hotel properties that are encumbered with very high levels of debt that are facing maturity deadlines and have few, if any, refinancing options. In many cases, we expect that these owners will seek to meet the financing obligations through an all cash sale of the hotel. In addition, lenders are foreclosing on hotels with the objective of a subsequent sale. An example of this type of transaction is our recent acquisition of the W New York, Union Square. During 2010, we completed the following acquisitions:

•	the 245-room JW Marriott, Rio de Janeiro for approximately R$80 million ($47 million);

•	the 270-room W New York, Union Square for approximately $188 million, through a joint venture in which we are the 90% controlling partner. Our investment was approximately $169 million;

•	the 424-room Westin Chicago River North for approximately $165 million; and

•	the leasehold interest in the 266-room Le Méridien Piccadilly for approximately £64 million ($98 million).

Subsequent to year end, we completed the acquisition of a portfolio of seven hotels in New Zealand and entered into agreements to purchase hotels in New York and San Diego as follows:

•

In January 2011, we entered into an agreement to acquire the 775-room New York Helmsley Hotel for $313.5 million. The property will be managed by Starwood, initially as an unbranded hotel. As part of a comprehensive renovation costing approximately $65 million, the guestrooms and guest baths will be completely renovated, a few rooms will be added to the inventory and the meeting space will be upgraded. When the renovations are complete in early to mid-2012, the property will be branded as a Westin. While the hotel will benefit from Starwood’s management and reservation system as an unbranded hotel, operations of the hotel will be negatively affected during the renovation process. This acquisition is expected to close in March 2011, subject to customary closing conditions.

•

In February 2011, we also entered into an agreement to acquire the entity that owns the 1,625-room Manchester Grand Hyatt San Diego, and certain related rights, for $570 million. The hotel is located along the waterfront, adjacent to the city’s central business district and convention center and has over 125,000 square feet of meeting space, six food and beverage outlets, and a 10,000 square foot spa. The transaction will be comprised of cash consideration of $564 million, including the repayment of $408 million of existing loans. We will also issue approximately $6 million of common OP Units and $98 million of preferred OP units. We will also record a note receivable equal in value to the preferred OP units. The interest rate on the note receivable will be 0.25 percentage points less than the dividend rate on the preferred OP units. In accordance with ASC 505, a right of setoff exists between the note receivable and the preferred OP units, as the proceeds from the redemption of the preferred OP Units must be used to repay the note receivable. Therefore, neither will be reflected on our consolidated balance sheet. The transaction is expected to close in March of 2011, and is subject to various closing conditions, including approval by the San Diego Unified Port District.

•

On February 18, 2011, we completed the acquisition of a portfolio of seven midscale and upscale hotels in New Zealand for approximately $145 million, including $80 million of mortgage debt. The properties are located in the cities of Auckland, Queenstown, Christchurch and Wellington and will be operated by Accor under the ibis and Novotel brands. Accor is a leading international hotel operator with over 4,200 hotels and 500,000 rooms in 90 countries worldwide.

Repositioning and Return on Investment Capital Expenditures. During 2010 and 2009, we completed a total of $114 million and $176 million, respectively, in ROI/repositioning expenditures at numerous properties. For 2010, repositioning and ROI expenditures included the following projects:

•

San Diego Marriott Hotel & Marina—an extensive multi-year $190 million project to reposition and renovate the hotel which will include all 1,360 guest rooms, the pool and fitness center, as well as the expansion and development of new meeting space and an exhibit hall;

•	Westin Kierland Resort & Spa—the development of a new 21,500 square foot ballroom and 4,500 square foot outdoor venue space; and,

•	Miami Marriott Biscayne Bay—Completed extensive lobby renovations and the development of a three-meal restaurant, as well as the conversion of 3,900 square feet to meeting space.

We expect that our investment in ROI and repositioning expenditures in 2011 will total approximately $290 million to $310 million, including $190 million of projects at the following properties:

•	Sheraton New York Hotel & Towers—the complete renovation of all 1,756 rooms, as well as major mechanical upgrades to the heating and cooling system;

•	Atlanta Marriott Perimeter Center—complete repositioning of the hotel including rooms renovation, lobby enhancements, mechanical systems upgrades, parking garage and exterior enhancements;

•	Chicago Marriott O’Hare—complete repositioning of the hotel including rooms renovation, new meeting space and the creation of a new great room and lobby;

•	San Diego Marriott Hotel & Marina—continuation of the extensive renovation and repositioning project begun in 2010; and,

•	Sheraton Indianapolis—renovation of rooms, lobby, fitness center, bar and restaurant, as well as the conversion of an existing tower into 129 managed apartments.

Renewal and Replacement Capital Expenditures. In addition to the repositioning/ROI expenditures described above, we spent $195 million and $164 million on renewal and replacement expenditures during 2010 and 2009, respectively. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Major renewal and replacement projects that were underway during the fourth quarter of 2010 included: 450 rooms at the Fairmont Kea

Lani, 98,700 square feet of meeting space at the Sheraton Boston, 87,500 square feet of meeting space at the Philadelphia Marriott Downtown, 1001 rooms at the San Antonio Marriott Rivercenter and 36,000 square feet of meeting space at the Hyatt Regency Washington on Capitol Hill.

Dispositions. The market for selling hotels located in secondary and tertiary markets, which are our primary disposition targets, remains challenging. We disposed of two non-core properties in 2010 for a total of approximately $12 million where we believed that the potential for future returns were lower than our target levels.

2011 Outlook

Forecasts for real GDP growth in 2011 improved significantly in the fourth quarter of 2010, as the pace of consumer spending increased and the tax legislation package was passed in late December. Economists also anticipate substantial growth in business investment for 2011, which is a key driver for our industry, and for transient demand in particular. However, full year operating forecasts remain uncertain, particularly as employment levels and the housing market remain weak points in the overall economic outlook. As detailed in our 2010 operating results, 2010’s RevPAR improvement was primarily driven by improvements in occupancy, as rate increases were not broadly recognized across the portfolio until the second half of the year. For 2011, as the recovery moves into its next phase, we anticipate that the improvements in RevPAR will be driven by both rate and occupancy growth, which will have a more significant positive effect on our operating results.

At the same time, we also anticipate that supply growth in the lodging industry will remain at historically low levels in 2011 as the disruption in the credit markets and weak lodging performance caused a significant decline in new hotel construction starts beginning in the second half of 2008 through 2010. This may be particularly relevant for the markets and lodging sectors in which we compete due to the long-term planning and high level of investment associated with luxury and upper upscale lodging properties in urban and resort destinations. We believe that lower supply growth will have a positive effect in 2011, as the improvements in lodging demand will not lead to a corresponding increase in supply. Based on the lack of new construction starts in recent years, we believe that supply growth should remain below the historical trend for the lodging industry for the next few years.

Based on the trends discussed above and the forecast ROI/repositioning projects, as well as other capital expenditures at our properties, we anticipate that comparable hotel RevPAR will increase 6% to 8% during 2011. We believe that the positive trends in the lodging industry create the opportunity for business improvements, which when combined with our strategy to enhance our portfolio through acquisitions and capital projects will ultimately improve the competitive position of our properties and stockholder value. However, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. See also “Risk Factors.”

Results of Operations

The following table reflects certain line items from our audited statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	2010	2009	% Change 2009 to 2010	2008		% Change 2008 to 2009
Revenues:
Total revenues for owned hotels	$4,238	$4,037	5.0%		$5,000	(19.3)%
Other revenues (1)	199	107	86.0		119	(10.1)

Operating costs and expenses:
Property-level costs(2)	4,109	3,879	5.9		4,326	(10.3)
Corporate and other expenses	108	116	(6.9)		58	100.0
Gain on insurance settlement	3	—	N/M (5)		7	N/M

Operating profit	223	149	49.7		742	(79.9)
Interest expense	384	379	1.3		375	1.1
Income (loss) from discontinued operations	(4)	(61)	(93.4)		31	N/M

All hotel operating statistics(3):
RevPAR	$121.46	$112.57	7.9%		$140.35	(19.8)%
Average room rate	$173.17	$170.93	1.3%		$196.70	(13.1)%
Average occupancy	70.1%	65.9%	4.3 pts.		71.4%	(5.5) pts.

Comparable hotel operating statistics(4):
RevPAR	$120.26	$113.66	5.8%	$	N/A	(19.9)%
Average room rate	$171.43	$171.25	0.1%	$	N/A	(13.5)%
Average occupancy	70.2%	66.4%	3.8 pts.		N/A	(5.4) pts.

Host Inc.:
Net (income) loss attributable to non-controlling interests	2	6	(66.7)		(19)	N/M
Net income (loss) attributable to Host Hotels & Resorts, Inc.	(130)	(252)	(48.4)		395	N/M

Host L.P.:
Net (income) loss attributable to non-controlling interests	—	1	(100.0)		(3)	N/M
Net income (loss) attributable to Host Hotels & Resorts, L.P.	(132)	(257)	(48.6)		411	N/M

(1)	Includes the results of the 71 hotels leased from HPT, whose operations we consolidated beginning July 7, 2010 as a result of the termination of the subleases with our subtenant. The line item also includes rental income earned prior to the lease terminations.
(2)	Amount represents operating costs and expenses per our consolidated statements of operations less corporate and other expenses and the gain on insurance settlement.
(3)	Operating statistics are for all properties as of December 31, 2010, 2009 and 2008 and include the results of operations for hotels we have sold prior to their disposition.
(4)	Comparable hotel operating statistics for 2010 and 2009 are based on 108 comparable hotels as of December 31, 2010. The percent change from 2008 and 2009 are based on 111 comparable hotels as of December 31, 2009.
(5)	N/M=Not Meaningful

Hotel Sales Overview

	2010	2009	% Change 2009 to 2010	2008	% Change 2008 to 2009
	(in millions)		(in millions)
Revenues
Rooms	$2,668	$2,490	7.1%	$3,106	(19.8)%
Food and beverage	1,293	1,236	4.6	1,547	(20.1)
Other	277	311	(10.9)	347	(10.4)

Total revenues for owned hotels	4,238	4,037	5.0	5,000	(19.3)
Other revenues	199	107	86.0	119	(10.1)

Total revenues	$4,437	$4,144	7.1	$5,119	(19.0)

2010 Compared to 2009. In 2010, hotel sales grew 5.0% for our consolidated revenues for owned hotels, reflecting strong growth in RevPAR at our properties, as well as increases in rooms and food and beverage revenues, partially offset by a decline in attrition and cancellation fees. Revenues for properties sold in 2010 or 2009 have been reclassified to discontinued operations. See “—Discontinued Operations” below.

Rooms. The increase in room revenue in 2010 is consistent with the overall increase in RevPAR, primarily due to occupancy gains at our hotels. While the majority of the increase is due to the 5.8% increase in RevPAR at our comparable hotels, there was also a 1.7% increase related to the revenues recorded at the hotels acquired during the year.

Food and beverage. The increase in food and beverage revenue in 2010 is primarily attributable to increased occupancy, which contributes to greater demand for catering and banquet business.

Other. The decrease in other revenues for owned hotels in 2010 is primarily a result of a decline in attrition and cancellation fees of approximately $37 million.

Other revenues. For 2010, the increase was primarily driven by the inclusion of the HPT hotel revenue. On July 6, 2010, we terminated the subleases for 71 hotels leased from HPT because the subtenants failed to meet net worth covenants. Accordingly, beginning on July 7, 2010, we record the operations of the hotels instead of rental income, which we have recorded in other revenues. For 2010, revenues for hotels leased from HPT include hotel revenues of $123 million and rental income of $44 million. For 2009, revenues for hotels leased from HPT include rental income of $79 million. The property revenues and rental income recorded, less the hotel expenses and rental expenses for the HPT properties, resulted in net losses of $13 million and $1 million for 2010 and 2009, respectively. Effective December 2010, we terminated the leases with respect to 18 of these properties. We also have given notice that we plan to terminate the leases with respect to the remaining 53 properties in December 2012. See “— Off-Balance Sheet Arrangements and Contractual Obligations.”

While management evaluates the performance of each individual hotel against its competitive set in a given market, overall we evaluate the portfolio operating results using three different criteria: property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type. The following tables set forth performance information for 2010 and 2009:

Comparable Hotels Portfolio by Property Type (a)

	As of December 31, 2010		Year ended December 31, 2010			Year ended December 31, 2009
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	52	33,123	$185.53	72.5%	$134.50	$182.59	69.0%	$125.90	6.8%
Suburban	29	10,964	138.29	65.6	90.73	139.71	61.1	85.32	6.3
Resort/Conference	13	8,082	204.83	65.3	133.76	215.19	61.1	131.57	1.7
Airport	14	6,956	115.98	71.8	83.30	115.61	68.5	79.18	5.2

All Types	108	59,125	171.43	70.2	120.26	171.25	66.4	113.66	5.8

(a)	The reporting period for 2010 is from January 2, 2010 to December 31, 2010 and for 2009 is from January 3, 2009 to January 1, 2010 for our Marriott hotels. For further discussion, see “—Reporting Periods.”

During 2010, comparable hotel RevPAR increased across all of our hotel property types. Our urban properties led the portfolio, with a 6.8% increase in RevPAR for the year. The continued improvement in demand has allowed our operators to begin to increase the average room rates at our urban properties, which improved 1.6% overall for the year. Our suburban properties also experienced a significant RevPAR increase in 2010 driven by strength in the suburban Boston, Orange County and San Francisco markets. Our resort/conference hotels lagged the portfolio as a whole, as the 7.9% improvement in RevPAR at our resort/conference properties in our Florida region were partially offset by the RevPAR declines in the Phoenix and Palm Springs markets. RevPAR at our Airport properties improved 5.2% for the year driven by strong demand growth in the Chicago and San Francisco airport markets.

Comparable Hotel Sales by Geographic Region. The following tables set forth performance information for 2010 and 2009:

Comparable Hotels by Region (a)

	As of December 31, 2010		Year ended December 31, 2010			Year ended December 31, 2009
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	26	14,581	$161.38	71.6%	$115.55	$166.08	67.1%	$111.38	3.7%
Mid-Atlantic	10	8,328	225.63	79.9	180.38	219.22	76.4	167.47	7.7
North Central	13	5,897	133.87	63.9	85.52	130.80	61.8	80.85	5.8
South Central	9	5,687	142.83	67.1	95.80	143.88	63.8	91.83	4.3
Florida	9	5,677	178.23	68.7	122.37	182.88	62.9	115.04	6.4
DC Metro	12	5,416	191.55	74.0	141.83	190.52	73.6	140.13	1.2
Atlanta	8	4,253	152.04	63.8	96.94	152.32	58.2	88.63	9.4
New England	7	3,924	172.19	69.6	119.83	165.77	65.2	108.10	10.8
Mountain	7	2,889	149.32	63.2	94.30	157.85	59.4	93.69	0.7
International	7	2,473	157.91	65.7	103.80	143.29	61.6	88.21	17.7

All Regions	108	59,125	171.43	70.2	120.26	171.25	66.4	113.66	5.8

(a)	The reporting period for 2010 is from January 2, 2010 to December 31, 2010 and for 2009 is from January 3, 2009 to January 1, 2010 for our Marriott hotels. For further discussion, see “—Reporting Periods.”

For 2010, comparable hotel RevPAR improved across all of our geographic regions when compared to 2009. Our New England region was the top performing U.S. region, with RevPAR growth of 10.8% that was driven by RevPAR growth of 11.6% in the Boston market. This increase was due to strong group and transient demand, as occupancy increased 5.0 percentage points and average room rates increased 3.9%.

The 9.4% RevPAR growth in our Atlanta region was driven primarily by strong city-wide and transient business in the fourth quarter. Strong demand from both group and transient customers drove a 9.0 percentage point occupancy increase in the fourth quarter.

RevPAR in our Mid-Atlantic region grew 7.7% for the year, driven by RevPAR growth at our New York properties of 9.5%. For our New York properties, rate improved 5.7% and occupancy improved by 3.0 percentage points.

Our Florida region had an increase in RevPAR of 6.4% for the year, led by strong performance at our resort/conference hotels in this region. RevPAR at our Florida resort/conference hotels increased 7.9% for the year, driven primarily by an increase in occupancy of 6.6 percentage points; however, this increase was affected by lower group demand as well as significant renovations at the Orlando World Center Marriott Resort and Convention Center in the fourth quarter.

The RevPAR increase for the year in our North Central region was driven by our Chicago hotels, as RevPAR increased 8.8% due to strong transient demand and rate increased 2.6%.

Results in our Mountain region were mixed, as the Denver market experienced a 7.9% increase in RevPAR primarily due to strong group and transient demand, while the Phoenix market experienced a 3.9% decline in RevPAR, which was partially attributable to the renovation of a significant amount of meeting space at two hotels and the construction of a new ballroom at the Westin Kierland.

Our DC Metro region underperformed the portfolio in terms of RevPAR growth which reflects difficult comparisons to the prior year, particularly during the first quarter, due to the 2009 presidential inauguration and other government-related activities.

Hotel Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 108 of our hotels for which information is available from our managers.

In 2010, overall transient RevPAR increased 7.6% when compared to 2009, reflecting an increase in total room nights of 4.9%, and an increase in average rates of 2.6%. The rate increase was driven primarily by a 5.0% increase in average rate for corporate transient business and a shift in mix away from discounted business.

During 2010, group RevPAR increased approximately 3.5%, reflecting an increase in total room nights of 6.7%, partially offset by a decrease in average rates of 3.0%. Typically, recovery in the group segment will follow improvement in transient demand due to longer booking lead times. As a result, a large portion of the 2010 group business was sold at the lower rates in effect in prior periods. Therefore, while we did experience improvements in group demand, improvements in overall group revenue continues to lag that of transient revenue.

2009 Compared to 2008. The decrease in hotel sales and food and beverage revenues was primarily attributable to decreased occupancy, which drives lower room rates and less demand for catering and banquet business, as well as other ancillary revenues such as spas, golf, parking, internet connectivity and other fees. Sales for properties disposed of in both years have been reclassified as discontinued operations. See “—Discontinued Operations” below.

Consistent with the portfolio as a whole, comparable hotel RevPAR decreased 19.9%, with a 5.4 percentage point decrease in occupancy and a 13.5% decrease in average room rates. Another factor that contributed to the decrease in revenues was corporate travelers downgrading from luxury properties to other hotel segments due to political and public relations concerns regarding corporate expenditures on luxury services. This had a significant effect on our Ritz-Carlton properties as well as our resort locations.

Comparable Hotel Sales by Property Type. The following tables set forth performance information for 2009 and 2008:

Comparable Hotels Portfolio by Property Type (a)

	As of December 31, 2009		Year ended December 31, 2009			Year ended December 31, 2008
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	53	34,485	$183.44	69.0%	$126.64	$211.15	73.6%	$155.39	(18.5)%
Suburban	31	11,646	138.72	60.2	83.45	160.68	66.1	106.19	(21.4)
Resort/Conference	13	8,082	215.19	61.1	131.57	248.61	69.0	171.45	(23.3)
Airport	14	6,955	115.61	68.5	79.18	136.71	74.0	101.14	(21.7)

All Types	111	61,168	171.61	66.2	113.68	198.30	71.6	141.97	(19.9)

(a)	The reporting period for 2009 is from January 3, 2009 to January 1, 2010 and for 2008 is from December 29, 2007 to December 26, 2008 for our Marriott hotels. For further discussion, see “—Reporting Periods.”

Consistent with 2008, our 2009 urban properties continued to outperform the portfolio as a whole. We believe the location of these assets provided a diversified demand base that helped drive higher levels of occupancy, which partially mitigated the decline in average room rate compared to other property types. As noted above, our resort/conference properties were particularly affected by traveler concerns regarding corporate expenditures for luxury hotels and services.

Comparable Hotel Sales by Geographic Region. The following tables set forth performance information for 2009 and 2008:

Comparable Hotels by Region (a)

	As of December 31, 2009		Year ended December 31, 2009			Year ended December 31, 2008
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	27	15,943	$169.46	67.4%	$114.22	$198.45	73.7%	$146.16	(21.9)%
Mid-Atlantic	10	8,330	219.22	76.4	167.47	270.15	79.8	215.56	(22.3)
North Central	14	6,204	130.93	60.8	79.64	152.23	65.5	99.72	(20.1)
South Central	9	5,687	143.88	63.8	91.83	161.26	67.7	109.11	(15.8)
Florida	9	5,677	182.88	62.9	115.04	211.20	69.7	147.21	(21.9)
DC Metro	12	5,416	190.52	73.6	140.13	199.85	74.4	148.77	(5.8)
New England	8	4,297	161.76	63.7	103.11	179.11	71.9	128.85	(20.0)
Atlanta	8	4,252	152.32	58.2	88.63	172.87	66.0	114.01	(22.3)
Mountain	7	2,889	157.85	59.4	93.69	182.43	66.5	121.36	(22.8)
International	7	2,473	143.29	61.6	88.21	170.63	68.1	116.22	(24.1)

All Regions	111	61,168	171.61	66.2	113.68	198.30	71.6	141.97	(19.9)

(a)	The reporting period for 2009 is from January 3, 2009 to January 1, 2010 and for 2008 is from December 29, 2007 to December 26, 2008 for our Marriott hotels. For further discussion, see “—Reporting Periods.”

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

Hotel Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 111 of our hotels for which information is available from our managers.

In 2009, transient RevPAR decreased 18.6% when compared to 2008, reflecting a slight decline in total room nights and a decline in average rate of 17.7%. The decline primarily reflects a shift from the higher-rated premium and corporate business to the price-sensitive transient discount business. Room nights for premium and corporate business declined 17.3%, despite a decline in average rates of 18.9%, which led to a RevPAR decline of 32.9% in this business. This was slightly offset by the 8.6% growth in room nights from price-sensitive transient discount business as customers, particularly leisure travelers, utilized discount programs implemented by our managers, as well as, third-party travel websites offering discounted rates.

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

Property-level Operating Expenses

	2010	2009	% Change 2010 to 2009	2008	% Change 2009 to 2008
	(in millions)		(in millions)
Rooms	$736	$683	7.8%	$762	(10.4)%
Food and beverage	967	935	3.4	1,132	(17.4)
Other departmental and support expenses	1,154	1,102	4.7	1,252	(12.0)
Management fees	171	158	8.2	241	(34.4)
Other property-level expenses	489	386	26.7	384	0.5
Depreciation and amortization	592	615	(3.7)	555	10.8

Total property-level operating expenses	$4,109	$3,879	5.9	$4,326	(10.3)

2010 compared to 2009 and 2009 compared to 2008. The overall increase in operating expenses in 2010 is consistent with higher overall RevPAR at our properties and improvement in occupancy at our hotels. The overall decrease in operating expenses in 2009 is consistent with lower overall demand at our properties and our hotel managers actively implementing contingency plans and cost saving measures in order to manage operating margin decline. Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflationary increases and revenues (which affect management fees), though the effect on specific costs will differ. Property-level operating expenses exclude the costs associated with hotels we have sold during the periods presented, which costs are included in discontinued operations.

Rooms. The increase in room expenses in 2010 is consistent with the overall increase in occupancy and was also affected by higher wage rates. The decrease in room expenses in 2009 was primarily due to a decrease in occupancy. We also benefited from cost cutting measures implemented by our managers that reduced controllable expenses, such as closing rooms in unused sections of the hotels, and reducing management staff and labor hours per occupied room.

Food and beverage. The increase in food and beverage costs in 2010 reflects the increase in revenues, partially offset by the positive shift in the mix of business to more catering and audio visual revenues. However, weak productivity in banquet sales hurt overall profitability. The decline in food and beverages costs in 2009 was primarily driven by a decrease in occupancy, which led to a reduction in food and beverages cost of goods sold, and reductions in restaurant hourly and management staff.

Other departmental and support expenses. The increase in revenues drove an increase in non-controllable hotel expenses during 2010, such as credit card commissions, bonus expense, loyalty rewards program expenses and cluster and shared service allocations. The decline in these expenses in 2009 reflected a reduction in controllable expenses, such as marketing and general and administration expenses that were driven by a decrease in the wages and benefits allocated to these expenses, reflecting a decline in management staffing and bonus payouts. Additionally, in 2009, utilities declined 11.5% as a result of a decline in prices, lower occupancy levels and milder weather.

Management fees. Our base management fees, which are generally calculated as a percentage of total revenues, increased 3.9% for 2010, which is consistent with the increase in revenues. The incentive management fees, which are based on the level of operating profit at each property after the owner has received a priority return on its investment, increased 17.5% during the year, consistent with the increase in operating profit at certain properties. The decrease in 2009 is consistent with our revenue decline.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. For 2010, the increase was primarily driven by the inclusion of the HPT hotel expenses discussed below, partially offset by decreases in property insurance costs due to the reduction in premiums for our insurance program that runs from June 1, 2010 to May 31, 2011.

As previously discussed, beginning on July 7, 2010, we record the operations of 71 hotels leased from HPT. For 2010, expenses for hotels leased from HPT include rental expense of $84 million due to HPT, as well as the $96 million of hotel expenses incurred subsequent to the sublease termination. For 2009, expenses for hotels leased from HPT represent rental expense due to HPT of $80 million.

Depreciation and amortization. The decline in depreciation expense in 2010 is due to impairment charges recorded in 2009 of approximately $20 million. Other impairment charges for 2009 are included in equity in losses of affiliates or discontinued operations. No impairment charges were recorded in 2010. The increase in depreciation expense in 2009 reflects the effect of our extensive $1.8 billion capital expenditures program from 2006 to 2008 as well as the impairment charges described above.

Other Income Statement Line Items

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs, such as employee stock-based compensation expense, travel, corporate insurance, legal fees, acquisition-related costs, audit fees, building rent and systems costs. Corporate expenses decreased approximately $8 million in 2010 from 2009 and increased approximately $58 million in 2009 from 2008. The decrease during 2010 is primarily due to litigation costs of $41 million accrued in 2009 for a potential litigation loss. See “Legal Proceedings.” The decrease was partially offset by an increase in stock-based compensation expense and bonus accruals, as well as an increase of $10 million associated with consummated property acquisitions. Previously, the acquisition costs would have been capitalized; however, under accounting requirements adopted in 2009, these costs are now expensed. The expense for the stock-based compensation awards is based on personal performance, as well as Host Inc.’s stockholder return relative to other REITs and to other lodging companies and will vary significantly due to fluctuations in Host Inc.’s stock price. The 2010 increase reflects the outperformance in Host Inc.’s stockholder return relative to other REITs and other lodging companies, a 53.1% increase in Host Inc.’s stock price since 2009 and the overall improvement in operations.

The increase in corporate and other expenses in 2009 reflects the litigation costs described above, as well as an increase in stock-based compensation expense, which returned to more normalized levels compared to 2008.

Gain on Insurance Settlement. During 2010, we recorded a gain of $3 million related to the receipt of business interruption insurance related to our two hotels in Chile, which were affected by the earthquake in July 2010. The damage to our properties was not severe; however, to the extent that we receive further business interruption insurance proceeds or property insurance proceeds in excess of the insurance receivable recorded for the property and equipment written off, we will record a gain. We recorded a gain on insurance settlement of $7 million in 2008. The gain primarily related to the insurance proceeds received for both business interruption and property damage following Hurricanes Katrina and Wilma which occurred during September and October 2005, respectively.

Interest Expense. The increase in interest expense during 2010 is due to costs associated with debt extinguishments (including the acceleration of deferred financing costs and original issue discounts) totaling $21 million compared to a net gain of $9 million on debt extinguishments in 2009. This increase was partially offset by a net decrease in our overall debt balance, which resulted in interest savings of approximately $23 million. In addition, the fixed-to-floating interest rate swap that we entered into in the second half of 2009 for our $300 million mortgage on The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa reduced interest expense by $5 million for 2010 compared to 2009.

The increase in interest expense during 2009 from 2008 is primarily due to a decrease of $5 million in the net gain associated with the repurchase of our exchangeable senior debentures in 2009 and 2008.

Net Gains on Property Transactions. The significant increase in gains from property transactions in 2009 when compared to both 2010 and 2008 is due to the recognition of a $13 million gain associated with the sale of our remaining 3.6% limited partnership interest in a partnership that owned 115 Courtyard by Marriott hotels.

Equity in Earnings (losses) of Affiliates. The significant increase in losses of affiliates during 2009 when compared to both 2010 and 2008 is a result of an impairment charge of $34 million recorded in 2009, described below, related to our investment in the European joint venture. We evaluate the recoverability of our investment in affiliates based on our assessment of the fair value of our investment in comparison to our carrying value. In 2009, we determined that the carrying value of our investment in our joint venture in Europe exceeded its fair value on an other-than-temporary basis. As a result, we recorded an impairment charge of $34 million, which impairment charge is included in equity in earnings (losses) of affiliates. See “—Critical Accounting Policies—Other-than-Temporary Impairment of an Investment” for further discussion.

Income Tax Benefit. We lease substantially all of our properties to consolidated subsidiaries designated as TRS for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The decrease in the tax benefit in 2010 reflects lower expenses at our TRS and the overall improvement in operating results at our properties. As most of the hotels in 2010 are paying the minimum rent under the lease agreements, a significant amount of the improvement in profitability is retained by the TRS and, therefore, decreases its taxable loss. Additionally, in 2009 we recognized a $12 million tax benefit with respect to the sale of our remaining interest in the CBM Joint Venture Limited Partnership (“CBM JV”).

Discontinued Operations. Discontinued operations consist of two hotels disposed of in 2010, six hotels disposed of in 2009 (including one hotel for which the ground lease expired and reverted back to the ground lessor) and two hotels disposed of during 2008 and represent the results of operations and the gains on the disposition of these hotels during the periods. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition for the periods presented (in millions):

	2010	2009	2008
Revenues	$5	$72	$175
Income (loss) before taxes	(3)	(88)	9
Gain (loss) on dispositions, net of tax	(2)	26	24

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are primarily derived from the activities of Host L.P. Host L.P. generates the capital required by our business through its operations, the direct or indirect incurrence of indebtedness, the issuance of OP units or the sale of equity interests of its subsidiaries. Host Inc. is a REIT whose only material asset is its ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. However, proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of the liquidity and capital resources of each entity as the discussion below can be applied to both Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility, given the inherent volatility in the lodging industry. During the difficult recessionary period in 2009, we focused on improving our liquidity position through equity and debt issuances, which totaled over $1.7 billion. As a result of these efforts, we entered the growth period of 2010 with over $1.5 billion of cash and $600 million available under our credit facility. As the overall economy, credit markets and lodging industry strengthened during 2010, we shifted the focus of our financing efforts from maintaining liquidity to strategically decreasing our debt-to-equity ratio through (i) acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and (ii) the repayment and refinancing of senior notes and mortgage debt. As a result, we have improved our overall leverage and coverage ratios, issued $406 million of equity and completed $532 million of acquisitions and other capital investments during the year. At the same time, our liquidity position remains very strong, with over $1.1 billion of cash and cash equivalents (prior to amounts used for the 2011 acquisitions discussed herein) and $542 million available capacity under our credit facility.

We also look to structure our debt profile to allow us to access different forms of financing, primarily senior notes and exchangeable debentures, as well as mortgage debt. Generally, this means that we will look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities, and maintain a balanced maturity schedule. As of December 31, 2010, 102 of our 113 hotels are unencumbered by mortgage debt and approximately 79% of our debt consists of senior notes and borrowings under our credit facility, both of which are guaranteed by various subsidiaries and secured by pledges in subsidiaries, but are not collateralized by specific hotel properties. Additionally, our maturities for 2011 are 3.5% of our total debt ($129 million of mortgage debt and $58 million outstanding under our credit facility). Further, based on our current forecasts, we expect to extend the credit facility maturity one year to September of 2012. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities and fund our capital expenditures programs. We may continue to opportunistically access the capital markets if favorable market conditions exist in order to further enhance our liquidity and to fund cash needs. The chart below details our significant cash flows for the three years ended December 31, 2010:

	2010	2009	2008
Operating activities
Cash provided by operating activities	$520	$552	$1,020
Investing activities
Acquisitions and investment	(434)	(7)	(77)
Dispositions and return of investment	12	251	38
Capital expenditures	(309)	(340)	(672)
Financing activities
Issuances of debt	500	906	300
Net draws (repayments) on credit facility	56	(410)	410
Repurchase of senior notes, including exchangeable debentures	(821)	(139)	(82)
Debt prepayments and scheduled maturities	(364)	(342)	(245)
Host Inc.:
Common stock issuances	406	767	—
Common stock repurchase	—	—	(100)
Redemption of preferred stock	(101)	—	—
Dividends on common stock	(20)	(42)	(522)
Host L.P.:
Common OP unit issuance	406	767	—
Common OP unit repurchase	—	—	(100)
Redemption of preferred units	(101)	—	—
Distributions on common OP units	(20)	(43)	(542)

Cash Requirements. We use cash primarily for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses, and dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host Inc. to make cash distributions are provided by Host L.P. Our primary sources of cash are cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances.

Below is a schedule of our debt maturities through 2013. As of December 31, 2010, our weighted average interest rate is 6.2% and our weighted average maturity is 4.4 years. See “—Financial Condition” for more information on our debt maturities. During 2010, we took advantage of our strong financial position to repay $463 million of debt (which is net of $722 million of debt issuances and assumptions) and $101 million of preferred stock and the corresponding preferred units.

Remaining Debt Maturities 2011—2013

(in millions)

	2011	2012	2013
Mortgage loan on four Canadian properties	$129	$—	$—
Credit facility draw (1)	58	—	—
Mortgage loan, Le Méridien Piccadilly (2)	—	50	—
2.625% Exchangeable Senior Debentures (3)	—	526	—
Senior notes	—	7	250
Mortgage loan, Orlando World Center Marriott	—	—	246
Mortgage loan, JW Marriott, Washington, D.C (2)	—	—	110
Principal amortization on other debt	5	5	3

Total maturities	$192	$588	$609

(1)	We have the option to extend the maturity for an additional year if the applicable conditions are met.
(2)	These mortgages can be extended for one year, at our option, provided that debt coverage exceeds certain ratios and other conditions are met.
(3)	Our 2.625% Exchangeable Senior Debentures are due in 2027, but are subject to a put option by the holders on April 15, 2012. The $526 million represents the face amount of the outstanding principal at December 31, 2010.

Capital Resources. As of December 31, 2010, we had over $1.1 billion of cash and cash equivalents, which was a decrease of $529 million from December 31, 2009. We also had $542 million available under our credit facility at December 31, 2010. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Therefore, our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants, which include, among other things, the allowable amounts of leverage, coverage and fixed charges. During 2009 and 2010, we have significantly decreased our near-term debt maturities, reduced our secured mortgage indebtedness and maintained compliance with our senior note and credit facility covenants, despite the difficult operating and credit environment in 2009.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the New York Stock Exchange (“NYSE”) under an “at the market” offering program, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue, in offerings exempt from registration under the securities laws, debentures exchangeable for shares of Host Inc. common stock or senior notes. Given our total debt level and maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions, when available. In February 2011, Host Inc.’s Board of Directors authorized repurchases up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). Separately, the Board of Directors authorized redemptions and repurchases of all or a portion of $325 million principal amount of our 3 1/4% exchangeable debentures, and we are currently evaluating options with respect to this security. Any redemption of the 3 1/4% exchangeable debentures will not reduce the $500 million of Board authority noted above to repurchase other debt securities. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile, and given the movement in prevailing conditions in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur simultaneously.

On August 19, 2010, Host Inc. entered into a new Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. This agreement followed the completion of $400 million of sales under a similar agreement, also with BNY Mellon Capital Markets, LLC, that was entered into in 2009. The sales have been and will continue to be made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. BNY Mellon Capital Markets, LLC is acting as sales agent. Host Inc. may continue to sell shares of common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. Host Inc. has approximately $100 million remaining under this program.

As of December 31, 2010, our secured mortgage indebtedness totaled approximately $1.0 billion, which represents approximately 19% of our overall indebtedness, and is secured by 11 of our hotels. Given the flexibility provided by the structure of our balance sheet, we will look to access the capital markets for senior notes and exchangeable debentures and the secured mortgage debt market, based on relative pricing and capacity in order to fund our cash requirements. We may, at any time, seek to access such markets in the event that we determine that the terms and conditions available to us are advantageous, based upon prevailing market conditions, our liquidity requirements, contractual restrictions and other circumstances. See “—Financial Condition” for further discussion of our restrictive covenants.

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligation to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility and amounts due or payable under our derivative contracts. Our credit exposure in each of these cases is limited. Our exposure with regard to our cash and the $542 million available under our credit facility is mitigated, as the credit risk is spread among a diversified group of investment grade financial institutions. At December 31, 2010, the exposure risk related to our derivative contracts totaled $18 million and the counterparties were investment grade financial institutions.

Sources and Uses of Cash. During 2010, our sources of cash included cash from operations, proceeds from debt and equity issuances and proceeds from the sale of assets. Uses of cash during the year consisted of acquisitions, capital expenditures, operating costs, debt repayments and repurchases and distributions to equity holders. During 2011, we anticipate that our primary uses of cash will include acquisitions and investments, capital expenditures at our hotels, the repayment or repurchase of our debt maturing in the near-term and distributions to equity holders. We anticipate that our primary sources of cash for 2011 will include cash from operations and proceeds from equity and debt issuances.

Cash Provided by Operations. Our cash provided by operations for 2010 decreased $32 million to $520 million compared to 2009, due primarily to timing of cash receipts from our managers, increased costs associated with debt prepayments and increased required reserves for possible legal damages.

Cash Used in Investing Activities. Approximately $706 million of cash was used in investing activities during 2010. This included approximately $380 million of acquisitions and deposits for future acquisitions, which is net of debt and other liabilities assumed, $309 million of capital expenditures and the investment in two junior tranches of a mortgage loan in Europe.

Capital Expenditures. In 2010, total capital expenditures decreased $31 million to $309 million. Our renewal and replacement capital expenditures for 2010 were approximately $195 million, which reflects an increase of approximately 19% from 2009 levels. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $114 million in 2010 on ROI/repositioning projects, which reflects a decrease of approximately 35% compared to 2009 levels. While capital expenditures declined in 2010, they have totaled approximately $2.5 billion over the past five years. As a result, we believe that our properties are in a strong competitive position with respect to their market competitors.

Acquisitions/Dispositions and Investments. During 2010, in separate transactions, we purchased four hotel assets located in London, New York, Chicago and Rio de Janeiro, respectively, for an aggregate amount of approximately $479 million and purchased the junior portion of a mortgage loan secured by a portfolio of hotels. We recorded the purchase price of the acquired assets and liabilities at the estimated fair value on the date of purchase. For 2010, our property acquisitions were as follows:

•	on September 30, 2010, we acquired the 245-room JW Marriott, Rio de Janeiro for approximately R80 million ($47 million);

•

on September 2, 2010, we formed a joint venture with a subsidiary of Istithmar World to purchase the 270-room W New York, Union Square. We have a 90% managing membership interest in the joint venture and, therefore, consolidate the entity. The joint venture purchased the hotel for $188 million, which, in addition to cash consideration, includes the assumption of $115 million of mortgage debt, with a fair value of $119 million, and other liabilities of $8.5 million. The fair value of the debt was determined using the present value of future cash flows. Additionally, in conjunction with the acquisition, the joint venture purchased restricted cash and FF&E reserve funds at the hotel in the amount of $11 million. The joint venture acquired the hotel as part of the settlement agreement reached with the previous owners and mezzanine lenders on July 22, 2010;

•	on August 11, 2010, we acquired the 424-room Westin Chicago River North for approximately $165 million; and

•

on July 22, 2010, we acquired the leasehold interest in the 266-room Le Méridien Piccadilly in London, England for £64 million ($98 million), including cash consideration of approximately £31 million ($47 million) and the assumption of a £33 million ($51 million) mortgage. As part of the purchase of the leasehold interest, we acquired restricted cash and working capital at the hotel in the amount of £4 million ($6 million). In connection with the acquisition, we assumed a capital lease obligation which we valued at £38 million ($58 million). The capital lease obligation is included as debt on the accompanying balance sheet and increased the book value of the leasehold interest purchased. We also recorded a deferred tax liability of £19 million ($30 million), a deferred tax asset of £11 million ($17 million) and goodwill of £8 million ($13 million) related to the difference in the hotel valuation measured at fair value on the acquisition date and the tax basis of the asset. We drew £37 million ($56 million) from our credit facility in order to fund the cash portion of the acquisition.

Additionally, during 2010, we disposed of two non-core properties where we believed the potential for profitability growth was low. Proceeds from these sales were approximately $12 million.

While we continue to actively explore potential acquisitions, given the nature of the transactions, we cannot assure you that we will be successful in acquiring any one or more hotel properties that we may review, bid on or negotiate to purchase. We may acquire additional properties through various structures, including transactions involving single assets, portfolios, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs. We anticipate that future acquisitions will be funded primarily by proceeds from equity offerings of Host Inc., or issuance of OP units by Host L.P., but potentially also from the proceeds from sales of properties from our existing portfolio, the incurrence of debt, available cash or advances under our credit facility.

The following table summarizes significant investment activities and dispositions that have been completed as of December 31, 2010 (in millions):

Transaction Date		Description of Transaction	(Investment) Sale Price
Investments/ Acquisitions
September	2010	Acquisition of the JW Marriott, Rio de Janeiro	$(47)
September	2010	Acquisition of a 90% ownership interest of the W New York, Union Square (1)	(169)
August	2010	Acquisition of the Westin Chicago River North	(165)
July	2010	Acquisition of the Le Méridien Piccadilly	(98)
April	2010	Purchase of a mortgage note on a portfolio of hotels	(53)
January	2009	Return of investment in European joint venture	39

		Total acquisitions	$(493)

Dispositions
June	2010	Disposition of The Ritz-Carlton, Dearborn	$3
February	2010	Disposition of Sheraton Braintree	9
August	2009	Sale of 3.6% investment in CBM Joint Venture Limited Partnership	13
August	2009	Disposition of Hanover Marriott Hotel	27
July	2009	Disposition of Boston Marriott Newton	28
July	2009	Disposition of Sheraton Stamford/Washington Dulles Marriott Suites	36
February	2009	Disposition of Hyatt Regency Boston (2)	113

		Total dispositions	$229

(1)	The investment price represents our 90% interest in the joint venture that acquired the hotel, including our portion of the assumption by the joint venture of a $115 million mortgage loan (which was subsequently repaid in 2010) and other liabilities valued at $8.5 million.
(2)	Includes $5 million of reserves which were returned by the hotel manager.

Cash Provided by/Used in Financing Activities. Net cash used in financing activities was $343 million for 2010, as compared to cash provided by financing activities of $698 million in 2009. During 2010, cash used consisted of debt repayments or repurchases and equity repurchases of approximately $1.3 billion, while we received proceeds of approximately $1.0 billion through the issuance of debt and equity securities.

Debt Transactions. During 2010, we completed several significant debt transactions that provided financial flexibility and extended our debt maturities.

The following table summarizes significant debt issuances and assumptions, net of deferred financing costs, that have been completed as of December 31, 2010 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
October	2010	Proceeds from the issuance of 6%, $500 million Series U senior notes (1)	$492
September	2010	Assumption of the 6.385% mortgage debt on W New York, Union Square	115
July	2010	Draw on credit facility for the acquisition of the Le Méridien Piccadilly	56
July	2010	Assumption of the mortgage debt on the Le Méridien Piccadilly	51
December	2009	Proceeds from issuance of 2.5%, $400 million Exchangeable Senior Debentures (2)	391
May	2009	Proceeds from issuance of 9%, $400 million Series T senior notes	380
March	2009	Proceeds from the mortgage loan secured by the JW Marriott, Washington, D.C.	117

		Total debt issuances/assumptions	$1,602

(1)	The 6% Series U senior notes were exchanged for the 6% Series V senior notes due in 2020 in February 2011.
(2)	Of the proceeds, $82 million was allocated to additional paid-in capital to recognize for the equity component of the debentures.

The following table presents significant debt repayments, including prepayment premiums, since the beginning of January 2009 (in millions):

Transaction Date		Description of Transaction	Transaction Amount

December	2010	Repayment of a portion of the mortgage loan secured by the Orlando World Center Marriott	$(54)
December	2010	Repayment of 9.8% mortgage loan secured by the JW Marriott, Desert Springs	(71)
November	2010	Redemption of $250 million face amount of 7.125% Series K senior notes	(253)
October	2010	Defeasance of 6.385% mortgage debt on W New York, Union Square	(120)
August	2010	Redemption of $225 million face amount of 7.125% Series K senior notes	(230)
February	2010	Repayment of 7.4% mortgage loan secured by the Atlanta Marriott Marquis	(124)
January	2010	Redemption of $346 million face amount of 7% Series M senior notes	(352)
June-October	2009	Repurchase of approximately $74 million face amount of 2.625% 2007 Exchangeable Senior Debentures	(66)
September	2009	Repayment of the credit facility term loan	(210)
September	2009	Repayment of the 5.08% mortgage loan secured by the Westin Kierland Resort & Spa	(135)
July	2009	Repayment of the 8.45% mortgage loan secured by the San Diego Marriott Hotel & Marina	(173)
June	2009	Repurchase of $4 million face amount of 7% Series M senior notes	(4)
May	2009	Repayment of the revolving portion of the credit facility	(200)
March	2009	Repayment of the 9.214% mortgage loan secured by the Westin Indianapolis	(34)
March	2009	Repurchase of $75 million face amount of the 3.25% 2004 Exchangeable Senior Debentures	(69)
2009/2010		Principal amortization	(27)

		Total repayments/defeasance	$(2,122)

Equity/Capital Transactions. During 2010, Host Inc. issued the remaining 8.1 million shares of common stock available under the 2009 Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC at an average price of $13.58 per share for proceeds of $109 million, net of $1 million of commissions. Under the 2009 program, Host Inc. issued a total of 36.1 million shares of common stock at an average price of $11.09 per share for proceeds of $396 million, net of $4 million of commissions. On August 19, 2010, Host Inc. entered into a new Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC on similar terms, through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales are, and will continue to be, made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. BNY Mellon Capital Markets, LLC is acting as sales agent. During the fourth quarter, Host Inc. issued approximately 15.1 million shares of common stock through this new program at an average price of $16.52 per share for proceeds of $248 million, net of $2.5 million of commissions. Since the inception of the new program, Host Inc. has issued approximately 18.8 million shares of common stock at an average price of $15.96 per share for proceeds of $297 million, net of $3 million of commissions. Host Inc. may continue to sell shares of common stock under its new program from time to time based on market conditions, although it is not under an obligation to sell any shares. In exchange for the cash proceeds of the shares issued by Host Inc., Host L.P. issued OP units to Host Inc. based on the conversion ratio of 1.021494 shares per unit. As of December 31, 2010, approximately $100 million is remaining under the new program.

On June 18, 2010, Host Inc. redeemed 4,034,300 shares of its 8 7/8% Class E cumulative redeemable preferred stock at a redemption price of $25.00 per share, plus accrued dividends. Due to the redemption of the preferred stock, the original issuance costs for the Class E preferred stock have been treated as a deemed dividend and have been reflected as a deduction to net income available to common stockholders for the purpose of calculating Host Inc.’s basic and diluted earnings per share. As a result of the redemption, Host Inc. currently has no preferred stock outstanding. Simultaneously, Host L.P. redeemed its Class E preferred OP units, with the identical accounting treatment for the calculation of its basic and diluted earnings per unit.

During 2010, Host Inc.’s cash common stock dividend payments decreased $22 million from $42 million in 2009 to $20 million and Host L.P.’s cash common unit distribution decreased $23 million from $43 million in 2009 to $20 million. The 2009 dividend and distribution payments included the fourth quarter 2008 distribution of $.05 per common share or unit and the $.025 per common share or unit cash portion of the fourth quarter 2009 distribution, while the 2010 dividend and distribution payments include the $.01 per common share or unit distribution for each of the first three quarters of 2010. Subsequent to Host Inc.’s stock dividend in December of 2009, Host L.P.’s distributions on common OP units are based on the conversion factor used to convert common OP units into shares of Host Inc. common stock, which factor is 1.021494.

The following table summarizes significant equity transactions that have been completed as of December 31, 2010 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January-December	2010	Issuance of approximately 27 million common shares under Host Inc.’s continuous equity offering programs (1)	$406
June	2010	Preferred stock redemption (2)	(101)
August-December	2009	Issuance of approximately 28 million common shares through Host Inc.’s continuous equity offering programs (3)	287
April	2009	Issuance of 75.75 million common shares (4)	480

		Net proceeds from equity transactions	$1,072

(1)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 26 million common OP units.
(2)	Host L.P. redeemed its equivalent preferred OP units.
(3)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 28 million common OP units.
(4)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. 75.75 million common OP units.

Financial Condition

As of December 31, 2010, our total debt was approximately $5.5 billion of which 90% carried a fixed rate of interest. Total debt was comprised of (in millions):

	December 31, 2010	December 31, 2009
Series K senior notes, with a rate of 7 1/8% due November 2013	$250	$725
Series M senior notes, with a rate of 7% due August 2012	—	344
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	498	498
Series T senior notes, with a rate of 9% due May 2017	388	387
Series U senior notes, with a rate of 6% due November 2020 (1)	500	—
2004 Exchangeable Senior Debentures, with a rate of 3 1/4% due April 2024	325	323
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	502	484
2009 Exchangeable Senior Debentures, with a rate of 2 1/2% due October 2029	329	316
Senior notes, with rate of 10.0% due May 2012	7	7

Total senior notes	4,249	4,534
Credit facility	58	—
Mortgage debt (non-recourse) secured by $1.1 billion and $1.5 billion of real estate assets, with an average interest rate of 4.7% and 5.1% at December 31, 2010 and 2009, respectively, maturing through December 2023 (2)	1,025	1,217
Other	145	86

Total debt	$5,477	$5,837

(1)	The Series U senior notes were exchanged for Series V senior notes in February 2011.
(2)	The assets securing mortgage debt represents the book value of real estate assets, net of accumulated depreciation. These amounts do not represent the current market value of the assets.

Aggregate debt maturities at December 31, 2010 are as follows (in millions):

	Senior notes and credit facility	Mortgage debt and other	Total
2011 (1)	$58	$134	$192
2012 (2)(3)	533	55	588
2013	250	359	609
2014 (3)	825	467	1,292
2015 (3)	1,050	12	1,062
Thereafter	1,700	69	1,769

	4,416	1,096	5,512
Unamortized (discounts) premiums, net	(109)	14	(95)
Capital lease obligations	—	60	60

	$4,307	$1,170	$5,477

(1)	The debt maturing in 2011 includes $58 million outstanding on our credit facility, for which we have the option to extend the maturity for an additional year, subject to the satisfaction of certain financial covenants.
(2)	In January 2011, we extended the maturity of the $50 million Le Méridien Piccadilly mortgage to January 20, 2012 and, therefore, have included it in the 2012 maturities. The mortgage loan can be extended for an additional one-year period, subject to the satisfaction of certain financial covenants.
(3)	The debt maturing in 2012, 2014 and 2015 includes $526 million, $325 million and $400 million, respectively, of our exchangeable senior debentures that are subject to a put option by holders in those years.

Senior Notes. The following summary is a description of the material provisions of the indentures governing our various senior notes issued by Host L.P., which we refer to collectively as the senior notes indenture. We pay interest on each series of our outstanding senior notes at specified dates in arrears at the respective annual rates indicated on the table above. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host L.P.’s unsubordinated indebtedness and senior to all subordinated obligations of Host L.P. The notes outstanding under our senior notes indenture are guaranteed by certain of our existing subsidiaries and are secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes outstanding under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility. The pledges are permitted to be released in the event that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. Because our leverage ratio is below this threshold, we have the right to release all pledges at any time. In October 2005, we exercised this right for pledges of capital stock that would have been otherwise required subsequent to this date.

Restrictive Covenants. Under the terms of the senior notes indenture, our ability to incur indebtedness and make distributions is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x. This ratio is calculated in accordance with the terms of our senior notes indenture based on pro forma results for the four prior fiscal quarters giving effect to transactions such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Under the terms of our senior notes indenture, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value and approximately $31 million of non-cash interest expense recorded in 2010 related to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Our subsidiaries are subject to the restrictive covenants in the indenture, however, in certain circumstances, we are permitted to designate certain subsidiaries as unrestricted subsidiaries. These unrestricted subsidiaries are not subject to the restrictive covenants (unless they are guarantors) and may engage in transactions to dispose of or encumber their assets or otherwise incur additional indebtedness without complying with the restrictive covenants in the indenture. If we were to designate additional subsidiaries as unrestricted subsidiaries, neither the EBITDA generated by nor the interest expense allocated to these entities would be included in our ratio calculations. Other covenants limiting our ability to incur indebtedness, Host Inc.’s ability to pay dividends and Host L.P.’s ability to make distributions include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate book values), excluding intangible assets, and secured indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may make preferred or common OP unit distributions and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. In addition, even if we are below the coverage levels otherwise required to incur debt and make distributions, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million or $400 million, depending on the series of senior notes, of mortgage debt whose proceeds would be used to repay debt under credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million or $150 million, depending on the series of senior notes, of other debt. We also are permitted to make distributions of estimated taxable income that are necessary to maintain Host Inc.’s REIT status.

Our senior notes indenture also imposes restrictions on customary matters, such as Host L.P.’s ability to make distributions on, redeem or repurchase its OP units; make investments; permit payment or dividend restrictions on certain of our subsidiaries; sell assets; guarantee indebtedness; enter into transactions with affiliates; create certain liens; and sell certain assets or merge with or into other companies. Our senior notes indenture also imposes a requirement to maintain unencumbered assets (as defined in the indenture as undepreciated property book value) of not less than 125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage requirement must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or make distributions discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or make distributions, but which would not otherwise cause a default under our senior notes indenture).

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of December 31, 2010:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	343%		Minimum ratio of 125%
Total indebtedness to total assets	31%		Maximum ratio of 65%
Secured indebtedness to total assets	6%		Maximum ratio of 45%
EBITDA-to-interest coverage ratio	2.9	x	Minimum ratio of 2.0x

Exchangeable Debentures. As of December 31, 2010, we have three series of exchangeable senior debentures outstanding: $400 million of 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”), $526 million of 2 5/8% debentures that were issued on March 23, 2007 and $325 million of 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”). We refer to these collectively as the “Debentures.” The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2004 Debentures would be exchanged for Host Inc.’s common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the debentures) and Host Inc.’s common stock (for the remainder of the exchange value) and the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders.

The following chart details our outstanding Debentures as of December 31, 2010:

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

We separately account for the liability and equity components of our exchangeable debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, for the Debentures, we record the liability components thereof at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt; however, there is no effect on our cash interest payments. We measured the fair value of the debt components of the 2009 Debentures, 2007 Debentures and 2004 Debentures at issuance based on effective interest rates of 6.9%, 6.5% and 6.8%, respectively. As a result, we attributed $247 million of the proceeds received to the conversion feature of the Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in Host Inc.’s additional paid-in capital and Host L.P.’s partner’s capital on the consolidated balance sheets. The following chart details the initial allocations between the debt and equity components of the debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at December 31, 2010:

	Initial Face Amount	Initial Liability Value	Initial Equity Value	Face Amount Outstanding at 12/31/2010	Debt Carrying Value at 12/31/2010	Unamortized Discount at 12/31/2010
	(in millions)
2009 Debentures	$400	$316	$82	$400	$329	$71
2007 Debentures	600	502	89	526	502	24
2004 Debentures	500	413	76	325	325	—

Total	$1,500	$1,231	$247	$1,251	$1,156	$95

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	2010	2009	2008
Contractual interest expense (cash)	$34	$26	$32
Non-cash interest expense due to discount amortization	32	27	30

Total interest expense	$66	$53	62

Credit Facility. On May 25, 2007, we entered into a second amended and restated bank credit facility with Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other agents and lenders. The credit facility provides aggregate revolving loan commitments in the amount of $600 million. During any period in which our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount under the credit facility to exceed $300 million. The credit facility also includes subcommitments for (i) the issuance of letters of credit in an aggregate amount of $10 million, and (ii) loans in certain foreign currencies in an aggregate amount of $300 million, (A) $150 million of which may be loaned to certain of our Canadian subsidiaries in Canadian Dollars, and (B) $300 million of which may be loaned to us in Pounds Sterling and Euros. The credit facility has an initial scheduled maturity of September 2011. We have an option to extend the maturity for an additional year if certain conditions are met as of September 2011. These conditions include the payment of a fee to the lenders, that no default or event of default exists and the maintenance of a leverage ratio below 6.75x. Subject to certain conditions, we also have the option to increase the amount of the facility by up to $190 million to the extent that any one or more lenders, whether or not currently party to the credit facility, commits to be a lender to the extent of such amount.

On July 20, 2010, we drew £37 million ($56 million) under our credit facility in order to fund the acquisition of the leasehold interest in the Le Méridien Piccadilly. Based on our leverage at December 31, 2010, we have $542 million of available capacity under the revolver portion of our credit facility.

Collateral and Guarantees. The obligations under the credit facility are guaranteed by certain of our existing subsidiaries (which are the same subsidiaries that guarantee our senior notes) and are currently secured by pledges of equity interests in many of our subsidiaries. The pledges, but not the guarantees, are permitted to be released in the event that certain conditions are satisfied, including the requirement that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. As a result of having satisfied such conditions, currently we are not required to pledge our equity interests in any newly acquired or newly formed subsidiary, and at our election, we may obtain a release of all existing pledges for so long as our leverage ratio remains below 6.0x. The guarantees and pledges ratably benefit our credit facility, as well as the notes outstanding under our senior notes indenture, interest rate swap agreements, and other hedging agreements with lenders that are parties to the credit facility.

Prepayments. The loans under the credit facility are required to be prepaid, subject to certain exceptions, with excess proceeds from certain asset sales. Voluntary prepayments of the loans under the credit facility are permitted in whole or in part without premium or penalty.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. Currently, we are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio does not exceed 7.25x and our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.15x. If our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount of the credit facility to exceed $300 million. However, to the extent our borrowings under the credit facility revolver exceed $300 million on the date that our leverage ratio exceeds 7.0x, we are not required to repay the excess for one year. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. So long as there are no amounts outstanding, we would not be in default if we did not satisfy the financial covenants and we would not lose the potential to draw under the credit facility in the future if we were ever to regain compliance with the financial covenants. These calculations are performed in accordance with our credit facility based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan in order to establish the debt at fair value and non-cash interest expense recorded as a result of the adoption of accounting standards relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million is deducted from our total debt balance.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2010:

	Actual Ratio	Covenant Requirement
			2010	2011	2012
Leverage ratio	5.0x	Maximum ratio of:	7.25x	7.25x	7.25x
Fixed charge coverage ratio	2.0x	Minimum ratio of:	1.10x	1.15x	1.15x
Unsecured interest coverage ratio (a)	3.0x	Minimum ratio of:	1.75x	1.75x	1.75x

(a)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will lower to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates plus a margin that is set with reference to our leverage ratio. In the case of LIBOR-based borrowings in U.S. Dollars, as well as Euros and Pounds Sterling denominated borrowings, the rate of interest ranges from 65 basis points to 150 basis points over LIBOR. We also have the option to pay interest based on the higher of the overnight Federal Funds Rate plus 50 basis points and the Prime Lending Rate plus, in both cases, the applicable spread ranging from 0 to 50 basis points. Based on our leverage ratio at December 31, 2010 of 5.0x, we can borrow at a rate of LIBOR plus 90 basis points or Prime plus 0 basis points. To the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 10 to 15 basis points, depending on our average revolver usage during the applicable period.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments, dividends and distributions contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on incurrence of debt and the payment of dividends and distributions are generally consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host Inc.’s tax status as a REIT.

The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts due under the credit facility may be accelerated, the lenders’ commitments may be terminated and the lenders may foreclose on the collateral. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the credit facility will automatically become due and payable and the lenders’ commitments will automatically terminate.

Mortgage and Other Debt. As of December 31, 2010, we had 11 hotels that were secured by mortgage debt. Substantially all of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2010, secured debt represented approximately 19% of our total debt and our aggregate secured debt had an average interest rate of 4.7% and an average maturity of 2.7 years.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2010 (in millions):

	Balance as of December 31, 2010
		2011	2012	2013	2014	2015	Thereafter
Mortgage Debt
Le Méridien Piccadilly, 1.91%, due 1/20/2012 (1)	$50	$—	$50	$—	$—	$—	$—
JW Marriott, Washington, D.C., 7.50%, due 4/2/2013 (2)	117	$3	3	111	—	—	—
Orlando World Center Marriott, 4.75%, due 7/1/2013	246	—	—	246	—	—	—
Harbor Beach Marriott Resort and Spa, 5.55%, due 3/1/2014	134	—	—	—	134	—	—
The Ritz-Carlton, Naples and Newport Beach Marriott Hotel and Spa, 3.29%, due 3/1/2014 (3)	312	—	—	—	312	—	—
The Westin Denver Downtown, 8.51%, due 12/11/2023 (4)	37	2	2	2	—	—	31
Other mortgage debt (5)	129	129	—	—	—	—	—

Total mortgage debt	1,025	134	55	359	446	—	31

Other Debt
Philadelphia Airport Marriott industrial revenue bonds, 7 3/4%, due 12/1/2017	40	—	—	—	—	—	40
Industrial revenue bonds and other (6)	105	—	—	—	33	12	60

Total other debt	145	—	—	—	33	12	100

Total mortgage and other debt	$1,170	$134	$55	$359	$479	$12	$131

(1)	This floating rate mortgage is based on LIBOR plus 118 basis points. Beginning in January 2011, we have entered into an agreement that caps the LIBOR rate at 2%. The rate shown reflects the rate at December 31, 2010. We have the right to extend the maturity for one-year subject to certain conditions.
(2)	This floating rate mortgage is based on LIBOR plus 600 basis points, with a LIBOR floor of 1.5% and a LIBOR cap of 3%. The rate shown reflects the rate in effect at December 31, 2010.
(3)	During 2009, we entered into three interest rate swap agreements for the total notional amount outstanding on this loan. The rate shown reflects the weighted average interest rate in effect at December 31, 2010. The balance reflects the book value at December 31, 2010, as adjusted, due to the implementation of fair value hedge accounting. The face amount at December 31, 2010 was $300 million.
(4)	Beginning in 2013, the interest rate on this loan increases a minimum of 500 basis points and all excess cash (as defined in the loan agreement) generated by the partnership that owns this property is applied to principal; however, the loan can be repaid without a premium or penalty on that date. The amortization presented is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow.
(5)	Other mortgage debt consists of individual mortgage debt amounts that are less than $40 million, have an average interest rate of 5.2% at December 31, 2010 and mature through 2011.
(6)	Industrial revenue bonds and other consist of loans with an average interest rate of 7.1% that mature through 2016, and capital leases with varying interest rates and maturity dates.

Mortgage Debt of Consolidated and Unconsolidated Partner Interests. For the entities that we consolidate in our financial statements that have third party non-controlling partnership interests, the portion of mortgage debt included in the above table that is attributable to the non-controlling interests, based on their percentage of ownership of the partnerships, is approximately $68 million. Additionally, we have non-controlling interests in partnerships and joint ventures that are not consolidated and are accounted for under the equity method. The portion of the mortgage and other debt of these partnerships attributable to us, based on our percentage of ownership of the partnerships, was $303 million at December 31, 2010. This debt balance is attributable to our 32.1% ownership interest in the European joint venture. The mortgage debt related to our European joint venture hotels contains operating covenants that could result in the joint venture being required to escrow cash from operations or make principal repayments without penalty. The debt of all of our unconsolidated partnerships is non-recourse to us. See “—Off-Balance Sheet Arrangements and Contractual Obligations.”

Distribution/Dividend Policy. Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends are provided through distributions from Host L.P. As of February 18, 2011, Host Inc. is the owner of approximately 98.4% of the common OP units. The remaining 1.6% of the common OP units are held by various third-party limited partners. Each OP unit may be redeemed by the holders thereof for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit.

Investors should take into account the 1.6% non-controlling position of Host L.P. OP units when analyzing dividend payments by Host Inc. to its stockholders, as these holders share, on a pro rata basis, in amounts being distributed by Host L.P. to holders of its corresponding OP units. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common unit distribution by Host L.P. to Host Inc., as well as to other common OP unitholders.

Host Inc. reinstated its quarterly common dividend payment and paid a $0.01 per share dividend with respect to its common stock beginning in the first quarter of 2010. Host Inc.’s policy on common dividends is generally to distribute, over time, 100% of its taxable income and to pay a dividend of at least $0.01 per share per quarter even if we do not generate taxable income. Host Inc. intends to declare a dividend of $0.02 per share in the first quarter of 2011. The amount of any future dividend will be determined by Host Inc.’s Board of Directors.

During 2010, Host Inc.’s Board of Directors declared dividends of $0.04 per share ($0.01 per share for each quarter) on Host Inc.’s common stock. Accordingly, Host L.P. made a distribution of $0.04085976 per unit on its common OP units.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements. We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”) under which we have certain contingent liabilities and guarantees. As of December 31, 2010, we are party to the following material off-balance sheet arrangements:

European Joint Venture. In March 2006, we formed a joint venture, HHR Euro CV, to acquire hotels in Europe. We serve as the general partner for the European joint venture and have a 32.1% ownership interest (including our general and limited partner interests). Due to the ownership structure and unilateral right of the non-Host limited partners to cause the dissolution and liquidation of the European joint venture at any time, it is not consolidated in our financial statements. Our investment balance at December 31, 2010 in the joint venture is approximately €98 million ($135 million). The initial term of the European joint venture is ten years (ending in 2016), subject to two one-year extensions with partner approval.

As of December 31, 2010, the aggregate size of the European joint venture was approximately €1.1 billion ($1.4 billion), including total capital contributions of approximately €445 million ($597 million), of which a total of approximately €144 million ($193 million) was primarily from our contribution of cash and the Sheraton Warsaw Hotel & Towers. Under the joint venture’s partnership agreement, the aggregate size can increase to approximately €540 million of equity (of which approximately €170 million would be contributed by Host L.P.) and, once all funds have been invested, and including debt, would represent approximately €1.5 billion of assets.

During 2010, the partners amended and restated the agreement. The amendments were (i) to extend the commitment period during which the European joint venture may make additional equity investments from May 2010 to May 2013, (ii) to reflect an internal restructuring of one of our joint venture partners, and (iii) to reflect changes as a result of the acquisition of the equity interests of subsidiaries previously owned by a separate TRS joint venture with the same partners, which subsidiaries currently lease, as tenant, five of the hotels owned by the European joint venture. After the partnership agreement was amended, the separate TRS joint venture was dissolved.

The partners are currently negotiating the terms of an expansion to the European joint venture, which would extend the term for another ten years and involve the commitment of €450 million of new equity through the establishment of a fund of funds. While the terms and structure of the expansion have not been finalized, it is anticipated that each of the current partners in the joint venture, including Host, would own 33.3% of a new sub fund as limited partners, and a Host entity would own the remaining 0.1% as the general partner. We would anticipate transferring our leasehold interest in Le Méridien Piccadilly to the joint venture as part of the expansion. The negotiations for the expansion of the European joint venture are ongoing and there can be no assurances that the terms, if completed, will not differ materially from those outlined above.

The European joint venture has €706 million of mortgage debt, none of which is recourse to us. In 2010, we negotiated agreements with the lenders of a significant portion of this debt in order to cure actual or potential covenant defaults, cash sweeps or non-payment defaults. During the second quarter 2010, the European joint venture completed an agreement with the lender holding mortgages totaling €70.5 million on its portfolio of three hotels located in Brussels, under which the lender waived all breaches of financial covenants. Additionally, during the third quarter 2010, the European joint venture negotiated an agreement with the lenders of mortgage loans totaling €342 million due in 2013 to amend the loans’ financial covenants for two years in exchange for a deposit of approximately €10 million in escrow to fund debt service or, in certain cases, capital expenditures and commitments to fund planned incremental capital expenditures. These loans are secured by a portfolio of six hotels located in Spain, Italy, Poland and the United Kingdom. These mortgage loans are non-recourse to us and a default under these loans does not trigger a default under any of our debt.

We have entered into four foreign currency forward purchase contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment. We hedged €80 million (approximately $114 million) of our investment and the forward purchase will occur between August 2011 and October 2014. During 2010 and 2009, we recorded approximately $5 million and $(4) million, respectively, related to the change in the fair value of the forward purchase contracts. The current value of the forward contracts of $7 million is included in accumulated other comprehensive income in the accompanying balance sheet. The derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with applicable hedge accounting guidance, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within Host Inc.’s stockholders’ equity portion and Host L.P.’s partners’ capital portion of their balance sheets. For additional detail on the foreign currency forward purchase contracts and our exposure to changes in foreign currency exchange rates, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Asian Joint Venture. On March 25, 2008, we entered into a joint venture, structured as a Singapore Corporation, to explore investment opportunities in various markets throughout Asia, including China, Japan, India, Vietnam and Australia. We own a 25% interest in the Asian joint venture. The initial term of the Asian joint venture is for a period of seven years. Due to the ownership structure of the Asian joint venture, and our partner’s rights to cause its dissolution and liquidation at any time, it is not consolidated in our financial statements. On July 20, 2010, the Asian joint venture reached a joint venture agreement with Accor S. A. and InterGlobe Enterprises Limited to develop seven properties totaling approximately 1,750 rooms in three major cities in India: Bangalore, Chennai and Delhi. The Asian joint venture will invest approximately $50 million to acquire approximately 36% of the interest in the India joint venture. The properties will be managed by Accor under the Pullman, Novotel and ibis brands. Development of the properties is underway, and the first hotel, the ibis Bangalore, is expected to open in the second quarter of 2011.

Hospitality Properties Trust Relationship. During 2010, we owned leasehold interests in 53 Courtyard by Marriott properties and 18 Residence Inn by Marriott properties, which hotels were sold to HPT and leased back to us in 1995 and 1996. In conjunction with our conversion to a REIT we entered into subleases for these 71 properties with a third party. In late June 2010, HPT sent notices of default because the subtenants failed to meet certain net worth covenants, which would have triggered an event of default by us under the master leases between us and HPT. As a result, we terminated the subleases effective July 6, 2010 and resumed acting as owner under the management agreements. The subtenants remain obligated to us for outstanding rent payments to the extent that operating cash generated by the hotels is less than rent that would have been paid under the terminated subleases, although they have not funded this obligation since the termination of the subleases.

Effective upon termination of the subleases, we recorded the operations of the hotels rather than rental income for the remaining portion of 2010. As a result, we recorded $123 million of hotel revenues for the 71 properties, as well as $44 million of rental income earned prior to the termination of the subleases in 2010, which are included in other revenues on the consolidated statements of operations. Additionally, we recorded $96 million of hotel expenses related to the 71 properties, as well as $84 million of rental expense due to HPT in 2010, which are included in other property-level expenses on the consolidated statements of operations. The property revenues and rental income recorded, less the hotel expenses and rental expenses, resulted in a loss of approximately $13 million and $1 million in 2010 and 2009, respectively, and a gain of $4 million in 2008.

We terminated the master lease on the 18 Residence Inn properties in accordance with its terms effective December 31, 2010, at which time HPT paid us $17.2 million of deferred proceeds related to the initial sale of these properties and additional amounts held in a tenant collection account. On November 23, 2010, we gave notice that we will not extend the term of the master lease on the 53 Courtyard by Marriott properties, which will result in the termination and expiration of that lease on December 31, 2012. At the expiration of that master lease, HPT is obligated to pay us deferred proceeds related to the initial sale of the 53 Courtyard properties of approximately $51 million, subject to damages arising out of an event of default, if any, under the master lease, plus additional amounts held in a tenant collection account.

Tax Sharing Arrangements. Under tax sharing agreements with former affiliated companies (such as Marriott International, Inc., HMS Host and Barceló Crestline Corporation), we are obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) relating to periods in which the companies were affiliated with us. For example, a taxing authority could adjust an item deducted by a former affiliate during the period that this former affiliate was owned by us. This adjustment could produce a tax liability that we may be obligated to pay under the tax sharing agreement. Additionally, under the partnership agreement between Host Inc. and Host L.P., Host L.P. is obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) incurred by Host Inc., as well as any liabilities the IRS may successfully assert against Host Inc. We do not expect any amounts paid under the tax sharing arrangements to be material.

Tax Indemnification Agreements. For reasons relating to federal and state income tax considerations of the former and current owners of three hotels, we have agreed to restrictions on selling the hotels, or repaying or refinancing the mortgage debt for varying periods depending on the hotel. Two of these agreements expired in 2010 and were not renewed and the third will expire in 2028.

Guarantees. We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $18 million as of December 31, 2010.

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

Contractual Obligations. The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2010 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations(1)	$6,947	$532	$1,799	$2,747	$1,869
Capital lease obligations	159	3	5	4	147
Operating lease obligations	1,332	109	138	63	1,022
Purchase obligations(2)	397	327	70	—	—
Other long-term liabilities reflected on the balance sheet(3)	15	—	5	—	10

Total	$8,850	$971	$2,017	$2,814	$3,048

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been included in the long-term debt obligations based on the weighted average interest rate.
(2)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years.
(3)	The amounts shown include deferred management fees and the estimated amount of tax expense. Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for some of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or the sale of the hotel, and, is therefore, not determinable. The estimated amount of tax expense relates to uncertain tax liabilities from prior years.

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

Purchase Price Allocations to Hotels Acquired in a Business Combination. Investments in hotel properties are stated at acquisition cost and allocated to land, property and equipment, identifiable intangible assets, other assets and assumed debt and other liabilities at fair value. Any remaining unallocated investment would be treated as goodwill. Property and equipment are recorded at fair value and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets, to determine an appropriate exit cost when evaluating the fair value of our assets.

Other items that we evaluate in a business combination include identifiable intangible assets, capital lease assets and obligations and goodwill. Identifiable intangible assets are typically assumed contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value, although no value is generally allocated to contracts which are at market terms. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. Capital lease obligations that are assumed as a part of the acquisition of a leasehold interest are fair valued and included as debt on the accompanying balance sheet and we will record the corresponding right-to-use assets. Classification of a lease does not change if it is part of a business combination. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations. In certain situations, a deferred tax liability is created due to the difference between the fair value and the tax basis of the asset at the acquisition date, which also may result in a goodwill asset being recorded. The goodwill that is recorded as a result of this difference is not subject to amortization. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.

Impairment Testing. We analyze our assets for impairment throughout the year when events or circumstances occur that indicate that the carrying values thereof may not be recoverable. We consider a property to be impaired when the sum of future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. To the extent that a property has a substantial remaining estimated useful life and management does not believe that it is more likely than not the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. In the absence of other factors, we assume that the estimated life is equal to the GAAP depreciable life, because of the continuous property maintenance and improvement capital expenditures required under our management agreements. We adjust our assumptions with respect to the remaining useful life of the property if situations dictate otherwise, such as an expiring ground lease, or it is more likely than not that the asset will be sold prior to its previously expected useful life. We also consider the effect of regular renewal and replacement capital expenditures on the estimable life of our properties, including critical infrastructure, which is regularly maintained and then replaced at the end of its useful life.

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

While we consider all of the above indicators as a preliminary indicator to determine if the carrying value may not be recovered by undiscounted cash flows, we reviewed the actual year-to-date and the projected cash flows from operations to identify properties with actual or projected annual operating losses or minimal operating profit as of December 31, 2010. The projected cash flows are prepared by our third-party managers and consider items such as booking pace, occupancy, room rate and property-level operating costs. We review the projections and may adjust them as we deem appropriate. As a result of our review, we identified seven properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired using an undiscounted cash flow analysis. Management considered a range of RevPAR and operating margins compared to prior years’ operating results in evaluating the projected cash flows from operations. The operating results of our portfolio were significantly affected by the recessionary climate in 2009 and the first half of 2010. To appropriately evaluate if the assets carrying value was recoverable, we projected a growth rate such that the individual properties would return to normalized levels of operations within five years and thereafter grow at a stabilized rate of 3% over the remaining estimable lives of the properties. This stabilized growth rate is lower than the historical growth rate for the entire industry over the period from 1997 through 2007. Based on this test, no properties exhibited an impaired value at December 31, 2010. For purposes of this test, if we had assumed a growth rate of 0% after the return to normalized level of operations one of the seven properties identified above would have required further analysis. Management believes its assumptions and estimates reflect current market conditions.

Other-than-Temporary Impairment of an Investment. We review our equity method investments for other-than-temporary impairment based on the occurrence of any triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected hold period or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, we will generally have few observable inputs and will determine the fair value based on a discounted cash flow analysis of the investment, as well as considering the impact of other elements (i.e. control premiums, etc.). We use certain inputs, such as available third-party appraisals and forecast net operating income for the hotel properties, to estimate the expected cash flows. If an equity method investment is impaired, a loss is recorded for the difference between the fair value and the carrying value of the investment.

Classification of Assets as “Held for Sale”. Our policy for the classification of a hotel as held for sale is intended to ensure that the sale of the asset is probable prior to classifying it as such, will be completed within one year and that actions required to complete the sale are unlikely to change or that it is unlikely the planned sale will be withdrawn. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale are frequently not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Specifically, we will typically classify properties that we are actively marketing as held for sale when all of the following conditions are met:

•	Host Inc.’s Board of Directors has approved the sale (to the extent the dollar amount of the sale requires Board approval);

•	a binding agreement to purchase the property has been signed;

•	the buyer has committed a significant amount of non-refundable cash; and

•	no significant contingencies exist which could prevent the transaction from being completed in a timely manner.

To the extent that a property is classified as held for sale and its fair value less selling costs is lower than the net book value of the property, we will record an impairment loss.

Depreciation and Amortization Expense. Depreciation expense is based on the estimated useful life of our assets and amortization expense for leasehold improvements is based on the shorter of the lease term or the estimated useful life of the related assets. The lives of the assets are based on a number of assumptions, including cost and timing of capital expenditures to maintain and refurbish the assets, as well as specific market and economic conditions. While management believes its estimates are reasonable, a change in the estimated lives could affect depreciation expense and net income (loss) or the gain or loss on the sale of any of our hotels.

Valuation of Deferred Tax Assets. We have approximately $117 million, net of a valuation allowance of $44 million, of deferred tax assets as of December 31, 2010. The objective of financial accounting and reporting standards for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $117 million of net deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

Valuation of Derivative Contracts. We will occasionally enter into derivative products, including interest rate and foreign currency swaps, caps and collars. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. We estimate the fair value of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted future expected cash payments. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The variable cash flow streams are based on an expectation of future interest and exchange rates derived from observed market interest and exchange rate curves. The values of these instruments will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest or exchange rates will impact our valuations. The fair value of our derivatives is likely to fluctuate from year-to-year based on changing levels of interest and exchange rates and shortening terms to maturity.

Stock Compensation. We recognize costs resulting from Host Inc.’s share-based payment transactions over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. The classification of Host Inc.’s restricted stock awards as either an equity award or a liability award is based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. These awards were classified as liability awards due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax withholding requirements. The value of these restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite service.

During 2009, Host Inc. implemented an employee stock plan for our senior management that included the following awards:

Restricted stock awards with vesting based on market conditions. These awards vest based on the total shareholder return relative to other REITs and lodging companies. They are classified as liability awards due to their cash settlement features and are remeasured to fair value each reporting period. We utilize a simulation, or Monte Carlo model, to determine the fair value of Host Inc.’s restricted stock awards with vesting based on market conditions. The utilization of this model requires us to make certain estimates related to the volatility of the share price of Host Inc.’s common stock, risk-free interest rates, the risk profile of our common shares compared to our peer group and the amount of Host Inc.’s awards expected to be forfeited.

Restricted stock awards with vesting based on performance conditions. These awards are earned based on the employee achieving a specified performance target, which will be based on the employee’s specific management business objectives. Compensation cost will be recognized when the achievement of the performance condition is considered probable of achievement. If a performance condition has more than one outcome that is probable of achievement, recognition of compensation cost will be based on the condition that is the most likely outcome. These awards classified as liability awards due to their cash settlement provisions. Therefore, the value of the shares to be issued by Host Inc. will be based on Host Inc.’s share price on the reporting date.

Stock option awards. The stock option awards are equity classified awards, as they do not include cash settlement features. Therefore, the value of the award is determined on the grant date using a binomial pricing model and is not adjusted for future changes in the fair value. Vesting for these awards is based on service conditions. The utilization of the binomial model requires us to make certain estimates related to the volatility of the share price of our common stock, risk-free interest rates and the amount of our awards expected to be forfeited.

Other awards. During 2009, Host Inc. granted restricted stock awards to all of its employees, with vesting based on service conditions. These awards are equity classified awards as they do not have cash settlement features similar to that for awards to senior management.

Consolidation Policies. Judgment is required with respect to the consolidation of partnership and joint venture entities in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. We consolidate subsidiaries when we have the ability to direct the activities that most significantly impact the economic performance of the entity. For those partnerships and joint ventures of which we are the general partner, we review the rights of the limited partners to determine if those rights would preclude the assumption of control as the general partner. Limited partner rights which would preclude presumption of control by the general partner include the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove us, as the general partner, without cause and substantive participating rights, primarily through voting rights.

We also evaluate our subsidiaries to determine if they should be considered variable interest entities (“VIEs”). If a subsidiary is a VIE, it is subject to the consolidation framework specifically for VIEs. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with ASC 810, we reviewed our subsidiaries to determine if (i) any of our subsidiaries or affiliates should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in the characteristics of these entities.

Foreign Currency Translation. The operations of foreign subsidiaries are maintained in their functional currency, which is generally the local currency, and then translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income.

Foreign currency transactions are recorded in the functional currency for each entity using the exchange rates prevailing at the dates of the transactions. Assets and liabilities denominated in foreign currencies are translated at period end exchange rates. The resulting exchange differences on translation are recorded in gain (loss) on foreign currency transactions and derivatives, except when deferred in accumulated other comprehensive income as qualifying net investment hedges.

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

Of the 113 hotels that we owned on December 31, 2010, 108 have been classified as comparable hotels.

The operating results of the following hotels that we owned or leased as of December 31, 2010 are excluded from comparable hotel results for these periods:

•	Le Méridien Piccadilly (acquired leasehold interest in July 2010);

•	Westin Chicago River North (acquired in August 2010);

•	W New York, Union Square (acquired in September 2010);

•	JW Marriott, Rio de Janeiro (acquired in September 2010);

•	San Diego Marriott Hotel & Marina (business disruption due to significant renovations); and

•	53 Courtyard by Marriott properties leased from HPT (sublease was terminated in July 2010).

The operating results of the eight hotels we disposed of in 2010 and 2009, as well as 18 Residence Inn properties we leased from HPT until December 31, 2010 are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with groupings recognized in the lodging industry.

Geographic regions consist of the following (only states in which we own hotels are listed):

•	Pacific—California, Hawaii, Oregon and Washington;

•	Mountain—Arizona and Colorado;

•	North Central—Illinois, Indiana, Minnesota, Missouri and Ohio;

•	South Central—Louisiana, Tennessee and Texas;

•	New England—Connecticut, Massachusetts and New Hampshire;

•	Mid-Atlantic—Pennsylvania, New Jersey and New York;

•	DC Metro—Maryland, Virginia and Washington, D.C.;

•	Atlanta—Georgia and North Carolina;

•	Florida—Florida; and

•	International—Brazil, Canada, Chile, Mexico, New Zealand and the United Kingdom.

Property types consist of the following:

•	Urban—Hotels located in primary business districts of major cities;

•	Suburban—Hotels located in office parks or smaller secondary markets;

•	Resort/conference—Hotels located in resort/conference destinations such as Arizona, Florida, Hawaii and Southern California; and

•	Airport—Hotels located at or near airports.

Reporting Periods.

For Consolidated Statement of Operations. The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of a significant percentage of our properties, uses a year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its U.S. and Canadian Marriott-managed hotels. In contrast, other managers of our hotels, such as Hyatt and Starwood, report results on a monthly basis. Host Inc., as a REIT, is required by federal income tax law to report results on a calendar year basis. As a result, we elected to adopt the reporting periods used by Marriott, modified so that our fiscal year always ends on December 31 to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott, but our fourth quarter ends on December 31 and our full year results, as reported in our statement of operations, always includes the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, set forth below are the quarterly start and end dates for 2011, 2010 and 2009. Note that the second and third quarters of each year both reflect twelve weeks of operations. In contrast, the first and fourth quarters reflect differing days of operations.

	2011		2010		2009
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1—March 25	84	January 1—March 26	85	January 1—March 27	86
Second Quarter	March 26—June 17	84	March 27—June 18	84	March 28—June 19	84
Third Quarter	June 18—September 9	84	June 19—September 10	84	June 20—September 11	84
Fourth Quarter	September 10—December 31	113	September 11—December 31	112	September 12—December 31	111

While the reporting calendar we adopted is more closely aligned with the reporting calendar used by Marriott, another consequence of our calendar is that we are unable to report the month of operations that ends after our fiscal quarter-end until the following quarter because our hotel managers that use a monthly reporting period do not make mid-month results available to us. Hence, the month of operation that ends after our fiscal quarter-end is included in our quarterly results of operations in the following quarter for those hotel managers (covering approximately 43% of total revenues of our hotels). As a result, our quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full year results, it does affect the reporting of quarterly results.

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

	2011		2010		2009
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1—March 25	84	January 2—March 26	84	January 3—March 27	84
Second Quarter	March 26—June 17	84	March 27—June 18	84	March 28—June 19	84
Third Quarter	June 18—September 9	84	June 19—September 10	84	June 20—September 11	84
Fourth Quarter	September 10—December 30	112	September 11—December 31	112	September 12—January 1	112

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows: (i) EBITDA and Adjusted EBITDA, as a measure of performance for Host Inc. and Host L.P., (ii) Funds From Operations (FFO) and FFO per diluted share, as a measure of performance for Host Inc., and (iii) comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

EBITDA and Adjusted EBITDA.

EBITDA

Earnings before Interest Expense, Income Taxes, Depreciation and Amortization (EBITDA) is a commonly used measure of performance in many industries. Management believes EBITDA provides useful information to investors regarding our results of operations because it helps us and our investors evaluate the ongoing operating performance of our properties and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. Management uses EBITDA to evaluate property-level results and as one measure in determining the value of acquisitions and dispositions and, like FFO per diluted share, it is widely used by management in the annual budget process.

Adjusted EBITDA

Historically, management has adjusted EBITDA when evaluating Host Inc. and Host L.P. performance because we believe that the exclusion of certain additional recurring and non-recurring items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance and is a relevant measure in calculating certain credit ratios. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

•

Real Estate Transactions – We exclude the effect of gains and losses, including the amortization of deferred gains, recorded on the disposition of assets and property insurance gains in our consolidated statement of operations because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, material gains or losses from the depreciated value of the disposed assets could be less important to investors given that the depreciated asset often does not reflect the market value of real estate assets (as noted below for FFO).

•

Equity Investment Adjustments – We exclude the equity in earnings (losses) of unconsolidated investments in partnerships and joint ventures as presented in our consolidated statement of operations because it includes our pro rata portion of depreciation, amortization and interest expense. We include our pro rata share of the Adjusted EBITDA of our equity investments as we believe this more accurately reflects the performance of our investment. The pro rata Adjusted EBITDA of equity investments is defined as the EBITDA of our equity investments adjusted for any gains or losses on property transactions multiplied by our percentage ownership in the partnership or joint venture.

•

Consolidated Partnership Adjustments – We deduct the non-controlling partners’ pro rata share of the Adjusted EBITDA of our consolidated partnerships as this reflects the non-controlling owners’ interest in the EBITDA of our consolidated partnerships. The pro rata Adjusted EBITDA of non-controlling partners is defined as the EBITDA of our consolidated partnerships adjusted for any gains or losses on property transactions multiplied by the non-controlling partners’ positions in the partnership or joint venture.

•

Cumulative Effect of a Change in Accounting Principle – Infrequently, the Financial Accounting Standards Board (FASB) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

•

Impairment Losses – We exclude the effect of impairment losses recorded because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, we believe that impairment charges are similar to gains (losses) on dispositions and depreciation expense, both of which are also excluded from EBITDA.

•

Acquisition Costs – Effective January 1, 2009, the accounting treatment under GAAP for costs associated with completed property acquisitions changed and these costs are now expensed in the year incurred as opposed to capitalized as part of the acquisition. Beginning in 2011, we will exclude the effect of these costs because we believe that including them is not reflective of the ongoing performance of our properties. This is consistent with the EBITDA calculation under the prior GAAP accounting treatment which expensed these costs over time as part of depreciation expense, which is excluded from EBITDA.

EBITDA and Adjusted EBITDA, as presented, may not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures), interest expense and other items have been and will be incurred and are not reflected in the EBITDA and Adjusted EBITDA presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statement of operations and cash flows include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, EBITDA and Adjusted EBITDA should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA

	Year ended December 31,
	2010	2009
Net loss	$(132)	$(258)
Interest expense	384	379
Depreciation and amortization	592	595
Income taxes	(31)	(39)
Discontinued operations (a)	(1)	10

EBITDA	812	687
(Gains) losses on dispositions	2	(35)
Non-cash impairment charges	—	131
Amortization of deferred gains	—	(4)
Equity investment adjustments:
Equity in (earnings) losses of affiliates	1	(3)
Pro rata EBITDA of equity investments	23	33
Consolidated partnership adjustments:
Pro rata EBITDA attributable to non-controlling partners in other consolidated partnerships	(14)	(11)

Adjusted EBITDA for Host Inc. and Host L.P. (b)	$824	$798

(a)	Reflects the interest expense, depreciation and amortization and income taxes included in discontinued operations.
(b)	Adjusted EBITDA was significantly affected in 2010 by $10 million of costs incurred related to successful acquisitions. Prior to 2009, the costs were capitalized as part of the acquisition. These costs are now expensed and deducted from net income and Adjusted EBITDA. For 2009, the accrual for a potential litigation settlement decreased Adjusted EBITDA by $41 million.

FFO and FFO Per Diluted Share. We present FFO and FFO per diluted share as a non-GAAP measure of Host Inc. performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate FFO per diluted share for a given operating period as our FFO for such period divided by the number of fully diluted shares outstanding during such period. NAREIT defines FFO as net income (calculated in accordance with GAAP) excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per share basis after making adjustments for the effects of dilutive securities, including the payment of preferred stock dividends, in accordance with NAREIT guidelines.

We believe that FFO per diluted share is a useful supplemental measure of Host Inc. operating performance and that presentation of FFO per diluted share, when combined with the primary GAAP presentation of earnings per share, provides beneficial information to investors. By excluding the effect of real estate depreciation, amortization and gains and losses from sales of real estate, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that such a measure can facilitate comparisons of operating performance between periods and between other REITs, even though FFO per diluted share does not represent an amount that accrues directly to holders of Host Inc.’s common stock. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the definition of FFO in order to promote an industry-wide measure of REIT operating performance.

We calculate FFO per diluted share, in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although FFO per diluted share is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. This information should not be considered as an alternative to net income, operating profit, cash from operations, or any other operating performance measure prescribed by GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures) and other items have been and will be incurred and are not reflected in the FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations and cash flows include depreciation, capital expenditures and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, FFO per diluted share should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, FFO per diluted share does not measure, and should not be used as a measure of, amounts that accrue directly to Host Inc.’s stockholders’ benefit.

The following tables provide a reconciliation of net income available to common shareholders per share to FFO per diluted share for Host Inc. (in millions, except per share amounts):

Host Inc. Reconciliation of Net Loss Available to

Common Stockholders to Funds From Operations per Diluted Share

	Year ended December 31,
	2010	2009
Net loss	$(132)	$(258)
Less: Net loss attributable to non-controlling interests	2	6
Dividends on preferred stock	(4)	(9)
Issuance costs of redeemed preferred stock	(4)	—

Net loss available to common stockholders	(138)	(261)
Adjustments:
(Gains) losses on dispositions, net of taxes	2	(31)
Amortization of deferred gains and other property transactions, net of taxes	—	(4)
Depreciation and amortization (a)	591	604
Partnership adjustments	4	4
FFO of non-controlling interests of Host L.P.	(7)	(7)

Funds From Operations	452	305
Adjustments for dilutive securities (b):
Assuming deduction of gain recognized for the repurchase of 2004 Exchangeable Debentures (c)	—	(2)
Assuming conversion of 2004 Debentures	13	—

Diluted FFO (b)(d)	$465	$303

Diluted weighted average shares outstanding-EPS	656.1	587.2
Assuming issuance of common units granted under the Comprehensive Stock Plan	2.9	1.8
Assuming conversion of 2004 Exchangeable Debentures	21.2	—

Diluted weighted average shares outstanding (d)	680.2	589.0

FFO per diluted share (b)(d)	$.68	$.51

(a)	In accordance with the guidance on FFO per diluted share provided by NAREIT, we do not adjust net income for the non-cash impairment charges when determining our FFO per diluted share.
(b)	Earnings/loss per diluted share and FFO per diluted share in accordance with NAREIT are adjusted for the effects of dilutive securities. Dilutive securities may include Host Inc. shares granted under Host Inc.’s comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(c)	During 2009, we repurchased $75 million of the 2004 Debentures with a carrying value of $72 million for $69 million. The adjustments to dilutive FFO related to the 2004 Debentures repurchased during the year include the $3 million gain on repurchase, net of interest expense on the repurchased exchangeable debentures.

(d)	FFO per diluted share and earnings per diluted share were significantly affected by certain transactions, the effects of which are shown in the table below (in millions, except per share amounts):

	Year ended December 31
	2010		2009
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Gain (loss) on dispositions, net of taxes	$(2)	$—	$31	$—
Potential loss on litigation (1)	(4)	(4)	(41)	(41)
Non-cash impairment charges (2)	—	—	(131)	(131)
Gain (loss) on debt extinguishments (3)	(22)	(22)	7	7
Preferred unit redemption (4)	(4)	(4)	—	—
Acquisition costs (5)	(10)	(10)	—	—
(Gain) loss attributable to non-controlling interests (6)	1	1	3	3

Total	$(41)	$(39)	$(131)	$(162)

Diluted shares	656.1	680.2	587.2	589.7
Per diluted share	$(.06)	$(.06)	$(.23)	$(.28)

(1)	Includes the accrual in the first quarter of 2010 for an additional potential loss related to the 2009 litigation.
(2)	During 2009, we recorded non-cash impairment charges totaling $131 million in accordance with GAAP based on the difference between the fair value and the carrying amount of certain properties.
(3)	For 2010, these costs include those associated with the redemption of the Series K and Series M senior notes. For 2009, the costs include gain/losses associated with the repayment of exchangeable debentures and the term loan. Additionally, as prescribed by the sharing agreement with the successor borrower in connection with the 2007 defeasance of a $514 million collateralized mortgage-backed security, we received $7 million for year ended December 31, 2009 and recorded the gain as a reduction of interest expense.
(4)	Represents the original issuance costs of the Class E preferred stock, which were redeemed on June 18, 2010.
(5)	Represents costs incurred related to acquisitions and investments during 2010. Previously, these costs would have been capitalized as part of the acquisition; however, under accounting requirements effective January 1, 2009 these costs are expensed and deducted from net income and FFO.
(6)	Represents the portion of the significant items attributable to non-controlling partners of Host L.P.

Comparable Hotel Operating Results. We present certain operating results for our hotels, such as hotel revenues, expenses, and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors of both Host Inc. and Host L.P. We present these comparable hotel operating results by eliminating corporate-level costs and expenses related to our capital structure, as well as depreciation and amortization. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with more specific insight into the ongoing operating performance of our hotels. We eliminate depreciation and amortization, because even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Year ended December 31,
	2010	2009
Number of hotels	108	108
Number of rooms	59,125	59,125
Percent change in Comparable Hotel RevPAR	5.8%	—

Comparable hotel revenues
Room	$2,591	$2,448
Food and beverage	1,285	1,230
Other	273	304

Comparable hotel revenues (a)	4,149	3,982

Comparable hotel expenses
Room	717	674
Food and beverage	957	929
Other	156	155
Management fees, ground rent and other costs	1,437	1,386

Comparable hotel expenses (b)	3,267	3,144

Comparable hotel adjusted operating profit	882	838
Non-comparable hotel results, net (c)	52	41
Income (loss) from hotels leased from HPT and office buildings, net (d)	(11)	1
Depreciation and amortization	(592)	(615)
Corporate and other expenses	(108)	(116)

Operating profit	$223	$149

(a)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Year ended December 31,
	2010	2009
Revenues per the consolidated statements of operations	$4,437	$4,144
Non-comparable hotel revenues	(162)	(113)
Business interruption insurance proceeds for comparable hotels	3	—
Hotel revenues for the property for which we record rental income, net	48	42
Income for hotels leased from HPT and office buildings	(172)	(84)
Adjustment for hotel revenues for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(5)	(7)

Comparable hotel revenues	$4,149	$3,982

(b)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Year ended December 31,
	2010	2009
Operating costs and expenses per the consolidated statements of operations	$4,214	$3,995
Non-comparable hotel expenses	(110)	(75)
Hotel expenses for the property for which we record rental income	48	42
Expense for hotels leased from HPT and office buildings	(183)	(83)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	(5)	(4)
Depreciation and amortization	(592)	(615)
Corporate and other expenses	(108)	(116)
Gain on insurance settlement	3	—

Comparable hotel expenses	$3,267	$3,144

(c)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations.
(d)	Represents income less expense for hotels leased from HPT and office buildings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

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

Our interest payments on 90% of our debt are fixed in nature (this percentage does not include $300 million of mortgage debt for which we have swapped fixed interest payments for floating interest payments), which largely mitigates the effect of changes in interest rates on our cash interest payments. Valuations for mortgage debt and the credit facility are determined based on the expected future payments, discounted at risk-adjusted rates. The senior notes and the Debentures are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $5 million in 2011.

The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	($ in millions)
Liabilities
Debt:
Fixed rate (1)	$98	$515	$482	$1,286	$1,047	$1,825	$5,253	$5,665
Average interest rate	6.40%	6.40%	6.43%	6.75%	6.99%	7.16%

Variable rate
Variable rate (1)	$61	$52	$111	$—	$—	$—	$224	$230

Average interest rate (2)	4.96%	7.37%	7.50%	—%	—%	—%
Total debt							$5,477	$5,895

Interest rate derivative
Interest rate swaps
Fixed to variable	$—	$—	$—	$300	$—	$—	$300	$289

Average pay rate (2)	3.29%	3.29%	3.29%	3.29%	—%	—%
Average receive rate	5.531%	5.531%	5.531%	5.531%	—%	—%

(1)	The amounts are net of unamortized discounts and premiums.
(2)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2010. No adjustments are made for forecasted changes in the rate.

Fair Value Interest Rate Swap Derivatives. We currently have three interest rate swap agreements for an aggregate notional amount of $300 million related to The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa mortgage loan in the amount of $300 million. We entered into the derivative instruments to hedge changes in the fair value of the fixed-rate mortgage that occur as a result of changes in the 3-month LIBOR rate. As a result, we will pay a floating interest rate equal to the 3-month LIBOR, plus a spread which ranges from 2.7% to 3.2%, as opposed to the fixed rate of 5.531%, on the notional amount of $300 million through March 1, 2014. During 2010 and 2009, the cash settlement received under the swap agreement decreased interest expense by $6 million and $1 million, respectively.

We have designated these derivatives as fair value hedges. The derivatives are valued based on the prevailing market yield curve on the date of measurement. If we were to increase the interest rates from the prevailing market yield curve, which for our reverse swaps is 3-month LIBOR, by 25% at December 31, 2010, then the fair value of the swap would decrease $3 million. Similarly, if we were to decrease the interest rates from the prevailing market yield curve by 25% at December 31, 2010, then the fair value of the swap would increase by $3 million. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. As of December 31, 2010, we recorded an asset of $10.6 million related to the fair value of the swaps. The change in the fair value of the derivative is largely offset by the corresponding change in the fair value of the underlying debt due to change in the 3-month LIBOR rate, which is recorded as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value in the underlying debt, which was not significant for the periods presented, is considered the ineffective portion of the hedging relationship and is recorded in net income/loss.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Canada, Chile, Mexico, Brazil, the United Kingdom and New Zealand and an investment in our European joint venture), currency exchange risk arises as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. The foreign currency exchange agreements that we have entered into were strictly to hedge foreign currency risk and not for trading purposes.

During 2010 and 2008, we entered into four foreign currency forward purchase contracts totaling €80 million (approximately $114 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. Pursuant to these transactions, we will sell the Euro amount, and receive the U.S. Dollar amount on the forward purchase date. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value and recorded to accumulated other comprehensive income within Host Inc.’s equity portion and Host L.P.’s capital portion of their balance sheets. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The following table summarizes our four foreign currency purchase contracts (in millions):

Transaction Date	Transaction Amount in Euros	Transaction Amount in Dollars	Forward Purchase Date	Fair Value as of		Change in
				December 31,		Fair Value
				2010	2009	2010	2009
February 2008	€30	$43	August 2011	$2.8	$(.1)	$2.9	$(1.8)
February 2008	15	22	February 2013	2.2	.7	1.5	(1.2)
May 2008	15	23	May 2014	2.9	1.1	1.8	(1.4)
July 2010	20	26	October 2014	(1.0)	—	(1.0)	—

Total	€80	$114		$6.9	$1.7	$5.2	$(4.4)

Item 8. Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Host Hotels & Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9a Controls and Procedures—Internal Control over Financial Reporting of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Host Hotels & Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia

February 24, 2011

See Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III as listed in the index as item 15(a)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 24, 2011

See Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Partners

Host Hotels & Resorts, L.P.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III as listed in the index as item 15(a)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, L. P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia

February 24, 2011

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(in millions, except per share amounts)

	2010	2009

ASSETS

Property and equipment, net	$10,514	$10,231
Assets held for sale	—	8
Due from managers	45	29
Investments in affiliates	148	153
Deferred financing costs, net	44	49
Furniture, fixtures and equipment replacement fund	152	124
Other	354	266
Restricted cash	41	53
Cash and cash equivalents	1,113	1,642

Total assets	$12,411	$12,555

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $1,156 million and $1,123 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,249	$4,534
Credit facility	58	—
Mortgage debt	1,025	1,217
Other	145	86

Total debt	5,477	5,837
Accounts payable and accrued expenses	208	174
Other	203	194

Total liabilities	5,888	6,205

Non-controlling interests—Host Hotels & Resorts, L.P.	191	139

Host Hotels & Resorts, Inc. stockholders’ equity:
Cumulative redeemable preferred stock (liquidation preference $0 and $100 million, respectively), 50 million shares authorized; 0 and 4 million shares issued and outstanding, respectively	—	97
Common stock, par value $.01, 1,050 million shares authorized; 675.6 million and 646.3 million shares issued and outstanding, respectively	7	6
Additional paid-in capital	7,236	6,875
Accumulated other comprehensive income	25	12
Deficit	(965)	(801)

Total equity of Host Hotels & Resorts, Inc. stockholders	6,303	6,189
Non-controlling interests—other consolidated partnerships	29	22

Total equity	6,332	6,211

Total liabilities, non-controlling interests and equity	$12,411	$12,555

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

(in millions, except per common share amounts)

	2010	2009	2008
REVENUES
Rooms	$2,668	$2,490	$3,106
Food and beverage	1,293	1,236	1,547
Other	277	311	347

Total revenues for owned hotels	4,238	4,037	5,000
Other revenues	199	107	119

Total revenues	4,437	4,144	5,119

EXPENSES
Rooms	736	683	762
Food and beverage	967	935	1,132
Other departmental and support expenses	1,154	1,102	1,252
Management fees	171	158	241
Other property-level expenses	489	386	384
Depreciation and amortization	592	615	555
Corporate and other expenses	108	116	58
Gain on insurance settlement	(3)	—	(7)

Total operating costs and expenses	4,214	3,995	4,377

OPERATING PROFIT	223	149	742
Interest income	8	7	20
Interest expense	(384)	(379)	(375)
Net gains on property transactions and other	1	14	2
Gain (loss) on foreign currency transactions and derivatives	(6)	5	1
Equity in losses of affiliates	(1)	(32)	(10)

INCOME (LOSS) BEFORE INCOME TAXES	(159)	(236)	380
Benefit for income taxes	31	39	3

INCOME (LOSS) FROM CONTINUING OPERATIONS	(128)	(197)	383
Income (loss) from discontinued operations, net of tax	(4)	(61)	31

NET INCOME (LOSS)	(132)	(258)	414
Less: Net (income) loss attributable to non-controlling interests	2	6	(19)

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	(130)	(252)	395
Less: Dividends on preferred stock	(4)	(9)	(9)
Issuance costs of redeemed preferred stock	(4)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(138)	$(261)	$386

Basic earnings (loss) per common share:
Continuing operations	$(.20)	$(.34)	$.68
Discontinued operations	(.01)	(.11)	.06

Basic earnings (loss) per common share	$(.21)	$(.45)	$.74

Diluted earnings (loss) per common share:
Continuing operations	$(.20)	$(.34)	$.66
Discontinued operations	(.01)	(.11)	.06

Diluted earnings (loss) per common share	$(.21)	$(.45)	$.72

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2010, 2009 and 2008

(in millions)

Shares Outstanding			Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interests of Consolidated Partnerships	Non-controlling Interests of Host Hotels & Resorts, L.P	Comprehensive Income (loss)

Preferred	Common
4.0	522.6	Balance, December 31, 2007	97	5	5,713	(433)	44	28	312
—	—	Net income	—	—	—	395	—	3	16	$414
—	—	Issuance of common OP units	—	—	—	—	—	—	93
—	8.8	Redemptions of limited partner interests for common stock	—	—	92	—	—	—	(92)
—	—	Other changes in ownership	—	—	156	—	—	—	(156)
—	—	Other comprehensive income (loss):
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	—	(45)	—	(1)	(46)
—	—	Change in fair value of derivative instruments	—	—	—	—	6	—	—	6

—	—	Comprehensive income (loss)								$374

—	0.4	Comprehensive stock and employee stock purchase plans	—	—	7	—	—	—	—
—	—	Common stock dividends paid in cash	—	—	—	(338)	—	—	—
—	—	Dividends on preferred stock	—	—	—	(9)	—	—	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	—	(7)	(14)
—	(6.5)	Repurchase of common stock	—	—	(100)	—	—	—	—
4.0	525.3	Balance, December 31, 2008	$97	$5	$5,868	$(385)	$5	$24	$158
—	—	Net loss	—	—	—	(252)	—	(1)	(5)	$(258)
—	—	Unrealized loss on common stock	—	—	—	—	(4)	—	—	(4)
—	—	Other changes in ownership	—	—	(19)	—	—	—	19
—	—	Other comprehensive income (loss):
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	—	15	—	—	15
—	—	Change in fair value of derivative instruments	—	—	—	—	(4)	—	—	(4)

—	—	Comprehensive income (loss)								$(251)

—	103.8	Common stock issuances	—	1	766	—	—	—	—
—	.4	Comprehensive stock and employee stock purchase plans	—	—	6	—	—	—	—
—	—	Common stock dividends paid in cash	—	—	—	(16)	—	—	—
—	13.4	Common stock dividends paid in shares	—	—	139	(139)	—	—	—
—	—	Dividends on preferred stock	—	—	—	(9)	—	—	—
—	—	Issuance of 2009 Exchangeable Senior Debentures	—	—	82	—	—	—	—
—	3.4	Redemptions of limited partner interests for common stock	—	—	33	—	—	—	(33)
—	—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	—	1	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	—	(2)	—

4.0	646.3	Balance, December 31, 2009	$97	$6	$6,875	$(801)	$12	$22	$139

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME (LOSS) (continued)

Years ended December 31, 2010, 2009 and 2008

(in millions)

Shares Outstanding			Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Non-controlling Interests of Consolidated Partnerships	Non-controlling Interests of Host Hotels & Resorts, L.P	Comprehensive Income (loss)
Preferred	Common
4.0	646.3	Balance, December 31, 2009	$97	$6	$6,875	$(801)	$12	$22	$139
—	—	Net loss	—	—	—	(130)	—	—	(2)	$(132)
—	—	Other changes in ownership	—	—	(69)	—	—	—	69
—	—	Other comprehensive income (loss):
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	—	8	—	—	8
—	—	Change in fair value of derivative instruments	—	—	—	—	5	—	—	5

—	—	Comprehensive income								$(119)

—	26.9	Common stock issuances	—	1	405	—	—	—	—
—	1.2	Comprehensive stock and employee stock purchase plans	—	—	10	—	—	—	—
—	—	Common stock dividends paid in cash	—	—	—	(26)	—	—	—
—	—	Dividends on preferred stock	—	—	—	(4)	—	—	—
(4.0)	—	Redemption of preferred stock	(97)	—	—	(4)	—	—	—
—	1.2	Redemptions of limited partner interests for common stock	—	—	15	—	—	—	(15)
—	—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	—	11	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	—	(4)	—

—	675.6	Balance, December 31, 2010	$—	$7	$7,236	$(965)	$25	$29	$191

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(in millions)

	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(132)	$(258)	$414
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
(Gain) loss on dispositions	2	(26)	(24)
Depreciation	1	88	27
Depreciation and amortization	592	615	555
Amortization of deferred financing costs	12	14	12
Amortization of debt premiums/discounts, net	31	31	33
Deferred income taxes	(36)	(38)	(8)
Net gains on property transactions and other	(1)	(14)	(2)
(Gain) loss on foreign currency transactions and derivatives	6	(5)	(1)
Non-cash loss (gain) on extinguishment of debt	1	(5)	(14)
Equity in (earnings) losses of affiliates	1	32	10
Distributions from equity investments	2	1	3
Change in due from managers	(9)	34	41
Change in restricted cash for operating activities	(25)	—	—
Changes in other assets	44	(12)	—
Changes in other liabilities	31	95	(26)

Cash provided by operating activities	520	552	1,020

INVESTING ACTIVITIES
Proceeds from sales of assets, net	12	199	38
Acquisitions	(342)	—	—
Deposits for acquisitions	(38)	—	—
Proceeds from sale of interest in CBM Joint Venture LLC	—	13	—
Deferred sale proceeds received from HPT	17	—	—
Investment in affiliates	(1)	(7)	(77)
Return of capital from investments in affiliates	—	39	—
Purchase of mortgage note on portfolio of hotels	(53)	—	—
Capital expenditures:
Renewals and replacements	(195)	(164)	(374)
Repositionings and other investments	(114)	(176)	(298)
Change in furniture, fixtures & equipment (FF&E) replacement fund	(17)	(6)	3
Change in FF&E replacement funds designated as restricted cash	22	(14)	6
Property insurance proceeds	3	—	—
Other	—	—	(14)

Cash used in investing activities	(706)	(116)	(716)

FINANCING ACTIVITIES
Financing costs	(10)	(20)	(8)
Issuances of debt	500	906	300
Draws on credit facility	56	—	410
Repayment on credit facility	—	(410)	—
Repurchase/redemption of senior notes, including exchangeable debentures	(821)	(139)	(82)
Mortgage debt prepayments and scheduled maturities	(364)	(342)	(245)
Scheduled principal repayments	(13)	(14)	(16)
Common stock issuance	406	767	—
Common stock repurchase	—	—	(100)
Redemption of preferred stock	(101)	—	—
Dividends on common stock	(20)	(42)	(522)
Dividends on preferred stock	(6)	(9)	(9)
Distributions to non-controlling interests	(4)	(3)	(28)
Contributions from non-controlling interests	11	—	—
Change in restricted cash for financing activities	23	4	16

Cash provided by (used in) financing activities	(343)	698	(284)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(529)	1,134	20
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,642	508	488

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,113	$1,642	$508

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2010, 2009 and 2008, Host Inc. issued approximately 1.2 million, 3.4 million and 8.8 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $15 million, $18 million and $119 million, respectively.

On September 2, 2010, we acquired a 90% controlling interest in the W New York, Union Square hotel through a consolidated joint venture in which we are the controlling member. In conjunction with the acquisition, the joint venture assumed a $115 million mortgage debt with a fair value of $119 million, and other liabilities of $8.5 million.

On July 22, 2010, we acquired a leasehold interest in the Le Méridien Piccadilly in London, England. In conjunction with the acquisition, we assumed a $51 million (£33 million) mortgage loan and recorded a $58 million (£38 million) capital lease obligation.

On December 18, 2009, Host Inc. issued 13.4 million shares of common stock valued at $140 million to its stockholders as part of its special common dividend.

On March 12, 2008, we acquired the remaining limited partnership interests in Pacific Gateway Ltd., a subsidiary partnership of Host L.P., which owns the San Diego Marriott Hotel and Marina, and other economic rights formerly held by our partners, including the right to receive 1.7% of the hotel’s sales, in exchange for 5,575,540 OP Units. The OP units were valued at $93 million based on the closing stock price on such date of Host Inc. of $16.68.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(in millions)

	2010	2009

ASSETS

Property and equipment, net	$10,514	$10,231
Assets held for sale	—	8
Due from managers	45	29
Investments in affiliates	148	153
Deferred financing costs, net	44	49
Furniture, fixtures and equipment replacement fund	152	124
Other	353	264
Restricted cash	41	53
Cash and cash equivalents	1,113	1,642

Total assets	$12,410	$12,553

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL

Debt
Senior notes, including $1,156 million and $1,123 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,249	$4,534
Credit facility	58	—
Mortgage debt	1,025	1,217
Other	145	86

Total debt	5,477	5,837
Accounts payable and accrued expenses	208	174
Other	203	194

Total liabilities	5,888	6,205

Limited partnership interest of third parties.	191	139

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Cumulative redeemable preferred limited partner	—	97
Limited partner	6,276	6,077
Accumulated other comprehensive income	25	12

Total Host Hotels & Resorts, L.P. capital	6,302	6,187
Non-controlling interests—consolidated partnerships	29	22

Total capital	6,331	6,209

Total liabilities, limited partnership interest of third parties and capital	$12,410	$12,553

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

(in millions, except per common unit amounts)

	2010	2009	2008
REVENUES
Rooms	$2,668	$2,490	$3,106
Food and beverage	1,293	1,236	1,547
Other	277	311	347

Total revenues for owned hotels	4,238	4,037	5,000
Other revenues	199	107	119

Total revenues	4,437	4,144	5,119

EXPENSES
Rooms	736	683	762
Food and beverage	967	935	1,132
Other departmental and support expenses	1,154	1,102	1,252
Management fees	171	158	241
Other property-level expenses	489	386	384
Depreciation and amortization	592	615	555
Corporate and other expenses	108	116	58
Gain on insurance settlement	(3)	—	(7)

Total operating costs and expenses	4,214	3,995	4,377

OPERATING PROFIT	223	149	742
Interest income	8	7	20
Interest expense	(384)	(379)	(375)
Net gains on property transactions and other	1	14	2
Gain (loss) on foreign currency transactions and derivatives	(6)	5	1
Equity in losses of affiliates	(1)	(32)	(10)

INCOME (LOSS) BEFORE INCOME TAXES	(159)	(236)	380
Benefit for income taxes	31	39	3

INCOME (LOSS) FROM CONTINUING OPERATIONS	(128)	(197)	383
Income (loss) from discontinued operations, net of tax	(4)	(61)	31

NET INCOME (LOSS)	(132)	(258)	414
Less: Net (income) loss attributable to non-controlling interests	—	1	(3)

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	(132)	(257)	411
Less: Distributions on preferred units	(4)	(9)	(9)
Issuance costs of redeemed preferred units	(4)	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(140)	$(266)	$402

Basic earnings (loss) per common unit:
Continuing operations	$(.21)	$(.34)	$.68
Discontinued operations	—	(.10)	.06

Basic earnings (loss) per common unit	$(.21)	$(.44)	$.74

Diluted earnings (loss) per common unit:
Continuing operations	$(.21)	$(.35)	$.66
Discontinued operations	—	(.10)	.06

Diluted earnings (loss) per common unit	$(.21)	$(.45)	$.72

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CAPITAL AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2010, 2009 and 2008

(in millions)

			Preferred Limited Partner	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Non-controlling Interests of Consolidated Partnerships	Limited Partnership Interests of Third Parties	Comprehensive Income (Loss)
OP Units Outstanding
Preferred	Common
4.0	522.6	Balance, December 31, 2007	97	1	5,281	45	28	312
—	—	Net income	—	—	395	—	3	16	$414
—	—	Issuance of common OP units	—	—	—	—	—	92
—	8.8	Redemptions of limited partner interests for common stock	—	—	92	—	—	(92)
—	—	Other changes in ownership	—	—	156	—	—	(156)
—	—	Other comprehensive income (loss):
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	(46)	—	—	(46)
—	—	Change in fair value of derivative instruments	—	—	—	6	—	—	6

—	—	Comprehensive income (loss)							$374

—	0.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	—	7	—	—	—
—	—	Distributions on common OP units	—	—	(338)	—	—	(14)
—	—	Distributions on preferred OP units	—	—	(9)	—	—	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	(7)	—
—	(6.5)	Repurchase of common OP units	—	—	(99)	—	—	—

4.0	525.3	Balance, December 31, 2008	$97	$1	$5,485	$5	$24	$158

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CAPITAL AND COMPREHENSIVE INCOME (LOSS)–(Continued)

Years ended December 31, 2010, 2009 and 2008

(in millions)

			Preferred Limited Partner	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Non-controlling Interests of Consolidated Partnerships	Limited Partnership Interests of Third Parties	Comprehensive Income (Loss)
OP Units Outstanding
Preferred	Common
4.0	525.3	Balance, December 31, 2008	$97	$1	$5,485	$5	$24	$158
—	—	Net loss	—	—	(252)	—	(1)	(5)	$(258)
—	—	Unrealized loss on HMS Host common stock	—	—	—	(4)	—	—	(4)
—	—	Other changes in ownership	—	—	(19)	—	—	19
—	—	Other comprehensive income (loss):
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	15	—	—	15
—	—	Change in fair value of derivative instruments	—	—	—	(4)	—	—	(4)

—	—	Comprehensive income (loss)							$(251)

—	103.6	Common OP unit issuances	—	—	767	—	—	—
—	.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	—	6	—	—	—
—	—	Distributions on common OP units	—	—	(16)	—	—	—
—	—	Distributions on preferred OP units	—	—	(9)	—	—	—
—	—	Issuance of 2009 Exchangeable Senior Debentures	—	—	82	—	—	—
—	3.4	Redemptions of limited partnership interests of third parties	—	—	33	—	—	(33)
—	—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	—	1	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	(2)	—

4.0	632.7	Balance, December 31, 2009	$97	$1	$6,077	$12	$22	$139

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CAPITAL AND COMPREHENSIVE INCOME (LOSS)–(Continued)

Years ended December 31, 2010, 2009 and 2008

(in millions)

			Preferred Limited Partner	General Partner	Limited Partner	Accumulated Other Comprehensive Income	Non-controlling Interests of Consolidated Partnerships	Limited Partnership Interests of Third Parties	Comprehensive Income (Loss)
OP Units Outstanding
Preferred	Common
4.0	632.7	Balance, December 31, 2009	$97	$1	$6,077	$12	$22	$139
—	—	Net loss	—	—	(130)	—	—	(2)	$(132)
—	—	Other changes in ownership	—	—	(69)	—	—	69
—	—	Other comprehensive income (loss):
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	8	—	—	8
—	—	Change in fair value of derivative instruments	—	—	—	5	—	—	5

—	—	Comprehensive income (loss)							$(119)

—	26.4	Common OP unit issuances	—	—	407	—	—	—
—	1.1	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	—	10	—	—	—
—	—	Distribution on common OP unit	—	—	(26)	—	—	—
—	—	Distribution on preferred OP unit	—	—	(4)	—	—	—
(4.0)	—	Redemption of preferred units	(97)	—	(4)	—	—	—
—	1.2	Redemptions of limited partnership interests of third parties	—	—	15	—	—	(15)
—	—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	—	11	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	(4)	—

—	661.4	Balance, December 31, 2010	$—	$1	$6,276	$25	$29	$191

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(in millions)

	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(132)	$(258)	$414
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
(Gain) loss on dispositions	2	(26)	(24)
Depreciation	1	88	27
Depreciation and amortization	592	615	555
Amortization of deferred financing costs	12	14	12
Amortization of debt premiums/discounts, net	31	31	33
Deferred income taxes	(36)	(38)	(8)
Net gains on property transactions and other	(1)	(14)	(2)
(Gain) loss on foreign currency transactions and derivatives	6	(5)	(1)
Non-cash loss (gain) on extinguishment of debt	1	(5)	(14)
Equity in (earnings) losses of affiliates	1	32	10
Distributions from equity investments	2	1	3
Change in due from managers	(9)	34	41
Change in restricted cash for operating activities	(25)	—	—
Changes in other assets	44	(12)	—
Changes in other liabilities	31	95	(26)

Cash provided by operating activities	520	552	1,020

INVESTING ACTIVITIES
Proceeds from sales of assets, net	12	199	38
Acquisitions	(342)	—	—
Deposits for acquisitions	(38)	—	—
Proceeds from sale of interest in CBM Joint Venture LLC	—	13	—
Deferred sale proceeds received from HPT	17	—	—
Investment in affiliates	(1)	(7)	(77)
Return of capital from investments in affiliates	—	39	—
Purchase of mortgage note on a portfolio of hotels	(53)	—	—
Capital expenditures:
Renewals and replacements	(195)	(164)	(374)
Repositionings and other investments	(114)	(176)	(298)
Change in furniture, fixtures & equipment (FF&E) replacement fund	(17)	(6)	3
Change in FF&E replacement funds designated as restricted cash	22	(14)	6
Property insurance proceeds	3	—	—
Other	—	—	(14)

Cash used in investing activities	(706)	(116)	(716)

FINANCING ACTIVITIES
Financing costs	(10)	(20)	(8)
Issuances of debt	500	906	300
Draws on credit facility	56	—	410
Repayment on credit facility	—	(410)	—
Repurchase/redemption of senior notes, including exchangeable debentures	(821)	(139)	(82)
Mortgage debt prepayments and scheduled maturities	(364)	(342)	(245)
Scheduled principal repayments	(13)	(14)	(16)
Common OP unit issuance	406	767	—
Common OP unit repurchase	—	—	(100)
Redemption of preferred OP units	(101)	—	—
Distributions on common OP units	(20)	(43)	(542)
Distributions on preferred OP units	(6)	(9)	(9)
Distributions to non-controlling interests	(4)	(2)	(8)
Contributions from non-controlling interests	11	—	—
Change in restricted cash for financing activities	23	4	16

Cash provided by (used in) financing activities	(343)	698	(284)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(529)	1,134	20
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,642	508	488

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,113	$1,642	$508

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010, 2009 and 2008

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2010, 2009 and 2008, non-controlling partners converted common operating partnership units (“OP units”) valued at $15 million, $18 million and $119 million, respectively, in exchange for 1.2 million, 3.4 million and 8.8 million shares, respectively, of Host Inc. common stock.

On September 2, 2010, we acquired a 90% controlling interest in the W New York, Union Square hotel through a consolidated joint venture in which we are the controlling member. In conjunction with the acquisition, the joint venture assumed a $115 million mortgage debt with a fair value of $119 million, and other liabilities of $8.5 million.

On July 22, 2010, we acquired a leasehold interest in the Le Méridien Piccadilly in London, England. In conjunction with the acquisition, we assumed a $51 million (£33 million) mortgage loan and recorded a $58 million (£38 million) capital lease obligation.

On March 12, 2008, we acquired the remaining limited partnership interests in Pacific Gateway Ltd., a subsidiary partnership of Host L.P., which owns the San Diego Marriott Hotel and Marina, and other economic rights formerly held by our partners, including the right to receive 1.7% of the hotel’s sales, in exchange for 5,575,540 OP units. The OP units were valued at $93 million based on the closing stock price on such date of Host Inc., of $16.68.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

Host Hotels & Resorts Inc. operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through Host Hotels & Resorts L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to specifically refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. holds approximately 98.4% of Host L.P.’s partnership interests, or OP units.

As of December 31, 2010, we owned, or had controlling interests in, 113 luxury and upper upscale hotel lodging properties located throughout the United States, Rio de Janeiro, Brazil, Santiago, Chile, Toronto and Calgary, Canada, Mexico City, Mexico and London, United Kingdom, operated primarily under the Marriott®, Ritz-Carlton®, Hyatt®, Fairmont®, Four Seasons®, Hilton®, Westin®, Sheraton®, W®, Le Méridien®, St. Regis®, Swissôtel®, Delta® and The Luxury Collection® brand names.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of Host Inc., Host L.P. and their subsidiaries and controlled affiliates, including joint ventures and partnerships. We consolidate subsidiaries when we have the ability to direct the activities that most significantly impact the economic performance of the entity. For those partnerships and joint ventures where we are the general partner, we review the rights of the limited partners to determine if those rights would preclude the assumption of control as the general partner. Limited partner rights which would preclude presumption of control by the general partner include the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause and substantive participating rights, primarily through voting rights.

We also evaluate our subsidiaries to determine if they should be considered variable interest entities (“VIEs). If a subsidiary is a VIE, it is subject to the consolidation framework specifically for VIEs. Based on these guidelines, typically the entity that has the power to direct the activities that most significantly impact the economic performance would consolidate the VIE. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with ASC 810, we reviewed our subsidiaries to determine if (i) any of our subsidiaries or affiliates should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in the characteristics of these entities.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture, fixtures and equipment, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions, as well as a required reserve for potential legal damages. For purposes of the statements of cash flows, changes in restricted cash caused by changes in required legal reserves are shown as operating activities. Changes in restricted cash caused by using such funds for furniture, fixture and equipment replacement are shown as investing activities. The remaining changes in restricted cash are the direct result of restrictions under our loan agreements, and, as such, are reflected in cash from financing activities.

Property and Equipment

Generally, property and equipment is recorded at cost. For newly developed properties, cost includes interest and real estate taxes incurred during development and construction. For property and equipment acquired in a business combination, we record the assets based on their fair value as of the acquisition date. Replacements and improvements and capital leases are capitalized, while repairs and maintenance are expensed as incurred. We depreciate our property and equipment using the straight-line method over the estimated useful lives of the assets, generally 40 years for buildings and three to ten years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

We capitalize certain inventory (such as china, glass, silver, linen) at the time of a hotel opening or acquisition, or when significant inventory is purchased (in conjunction with a major rooms renovation or when the number of rooms or meeting space at a hotel is expanded). These amounts are then amortized over the estimated useful life of three years. Subsequent replacement purchases are expensed when placed in service.

We maintain a furniture, fixtures and equipment replacement fund for renewal and replacement capital expenditures at certain hotels, which is generally funded with approximately 5% of property revenues.

We analyze our assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of the future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. We test for impairment in several situations, including when a property has a current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and an asset’s carrying value may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including assumptions on the projected cash flows, both from operations and the eventual disposition, the expected useful life and holding period of the asset, the future required capital expenditures and fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

We will classify a hotel as held for sale when the sale of the asset is probable, will be completed within one year and actions to complete the sale are unlikely to change or that the sale will be withdrawn. Accordingly, we typically classify assets as held for sale when Host Inc.’s Board of Directors has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will cease recording depreciation and will record an impairment loss if the fair value less costs to sell is lower than the carrying amount of the hotel. We will classify the loss, together with the related operating results, including interest expense on debt assumed by the buyer or that is required to be repaid as a result of the sale, as discontinued operations on our consolidated statements of operations and classify the assets and related liabilities as held for sale on the balance sheet. Gains on sales of properties are recognized at the time of sale or deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

We recognize the fair value of any liability for conditional asset retirement obligations, including environmental remediation liabilities, when incurred, which is generally upon acquisition, construction, or development and/or through the normal operation of the asset, if sufficient information exists with which to reasonably estimate the fair value of the obligation.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2010, we consolidate four majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest-other consolidated partnerships on the consolidated balance sheets and totaled $29 million and $22 million as of December 31, 2010 and 2009, respectively. Three of the partnerships have finite lives ranging from 99 to 100 years that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at the end of the finite life. At December 31, 2010 and 2009, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $65 million and $44 million, respectively.

Net income (loss) attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). However, net income (loss) has been reduced by the amount attributable to non-controlling interests of third parties, which totaled $(0.4) million, $1 million and $(3) million for the years ended December 31, 2010, 2009 and 2008, respectively, in the determination of net income (loss) attributable to Host Inc. and Host L.P.

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on the accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, we have assumed that the redemption value is equivalent to the number of shares issuable upon conversion of the outside OP units valued at the market price of Host Inc. common stock at the balance sheet date. Subsequent to the stock dividend issued in 2009 (see Note 5 – “Stockholders’ Equity of Host Inc. and Partners’ Capital of Host L.P.”), one OP unit may now be exchanged into 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares. The table below details the historical cost and redemption values for the non-controlling interests (in millions):

	As of December 31,
	2010	2009
OP units outstanding (millions)	10.5	11.7
Market price per Host Inc. common share	$17.87	$11.67
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$191	$139
Historical cost (millions)	$101	$113
Book value (millions) (1)	$191	$139

(1)	The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $2 million, $5 million and $(16) million for 2010, 2009 and 2008, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions from Investments in Affiliates

We classify the distributions from our equity investments in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution in order to determine its nature. For example, distributions from cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales would be classified as cash flows from investing activities.

Other-than-Temporary Impairments

We review our equity method investments for other-than-temporary impairment based on the occurrence of any triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, we will generally have few observable inputs and will determine the fair value based on a discounted cash flow analysis of the investment, as well as considering the impact of other elements (i.e. control premiums, etc.). We use certain inputs such as available third-party appraisals and forecast net operating income for the hotel properties in order to estimate the expected cash flows. If an equity method investment is impaired, a loss is recorded for the difference between the fair value and the carrying value of the investment.

Income Taxes

Host Inc. has elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, is not subject to federal income tax, provided that it distributes all of its taxable income annually to its stockholders and complies with certain other requirements. In addition to paying federal and state income tax on any retained income, one of our subsidiary REITs is subject to a tax on “built-in-gains” on sales of certain assets. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is however, subject to state, local and foreign income and franchise tax in certain jurisdictions. In addition, each of the Host L.P. taxable REIT subsidiaries is taxable as a regular C corporation and is subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries, state income and franchise taxes incurred by Host Inc. and Host L.P. and foreign income taxes incurred by Host L.P. as well as each of their respective subsidiaries.

Under the partnership agreement, Host L.P. is generally required to reimburse Host Inc. for any tax payments it is required to make. Accordingly, the tax information included herein represents disclosures regarding Host Inc. and its subsidiaries. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method.

Foreign Currency Translation

As of December 31, 2010, our foreign operations consist of one property located in Brazil, two properties located in Chile, four properties located in Canada, one property located in Mexico, and one property located in the United Kingdom, as well as an investment in a joint venture in Europe and an investment in a joint venture in Asia. The operations of these properties and our investments are maintained in their functional currency, which is

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

generally the local currency, and are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties and the investments are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income.

Foreign currency transactions are recorded in the functional currency for each entity using the exchange rates prevailing at the dates of the transactions. Assets and liabilities denominated in foreign currencies are translated at period end exchange rates. The resulting exchange differences on translation are recorded in gain (loss) on foreign currency transactions and derivatives on the accompanying consolidated statements of operations, except when deferred in accumulated other comprehensive income as qualifying net investment hedges.

Derivative Instruments

We are subject to market exposures in several aspects of our business and may, from time to time, enter into derivative instruments in order to hedge the effect of these market exposures on our operations. Potential market exposures for which we may use derivative instruments to hedge include: (i) changes in the fair value of our international investments due to fluctuations in foreign currency exchange rates, (ii) changes in the fair value of our fixed-rate debt due to changes in the underlying interest rates, and (iii) variability in interest cash flows due to changes in the underlying interest rate for our floating-rate debt. Prior to entering into the derivative contract, we evaluate whether the transaction will qualify for hedge accounting and continue to evaluate hedge effectiveness through the life of the contract. Derivative contracts that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Other Comprehensive Income

The components of total accumulated other comprehensive income in the balance sheets are as follows (in millions):

	2010	2009
Gain on forward currency contracts	$7	$2
Foreign currency translation	18	10

Total accumulated other comprehensive income	$25	$12

Revenues

Our results of operations reflect revenues and expenses of our hotels. Revenues are recognized when the services are provided. Additionally, we collect sales, use, occupancy and similar taxes at our hotels which we present on a net basis (excluded from revenues) on our statements of operations.

Host Inc. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)
Net income (loss)	$(132)	$(258)	$414
Net (income) loss attributable to non-controlling interests	2	6	(19)
Dividends on preferred stock	(4)	(9)	(9)
Issuance costs of redeemed preferred stock (1)	(4)	—	—

Earnings (loss) available to common stockholders	(138)	(261)	386
Assuming deduction of gain recognized for the repurchase of 2004 Debentures (2)	—	(2)	(8)

Diluted earnings (loss) available to common stockholders	$(138)	$(263)	$378

Basic weighted average shares outstanding	656.1	586.3	521.6
Assuming weighted average shares for the repurchased 2004 Debentures	—	.9	5.4
Assuming distribution of common shares granted under the comprehensive stock plan, less shares assumed purchased at market price	—	—	.4

Diluted weighted average shares outstanding (3)	656.1	587.2	527.4

Basic earnings (loss) per share	$(.21)	$(.45)	$.74
Diluted earnings (loss) per share	$(.21)	$(.45)	$.72

(1)	Represents the original issuance costs associated with the Class E preferred stock, which were redeemed during 2010.
(2)

During 2009 and 2008, we repurchased $75 million and $100 million face amount, respectively, of our $500 million 3 1/4% exchangeable senior debentures (the “2004 Debentures”) with a carrying value of $72 million and $96 million for approximately $69 million and $82 million, respectively. We are required to determine the dilutive effect of the repurchased 2004 Debentures separately from the 2004 Debentures outstanding at December 31, 2009 and 2008. The 2004 Debentures repurchased during 2009 and 2008 are treated as having been converted to Host Inc. common stock equivalents at the start of the period. Accordingly, the 2009 and 2008 adjustments to net income related to the repurchased 2004 Debentures include a $3 million and $14 million gain, respectively, net of interest expense on the repurchased debentures.

(3)	There are 53 million potentially dilutive shares for our exchangeable senior debentures and shares granted under comprehensive stock plans which were not included in the computation of diluted EPS as of December 31, 2010 because to do so would have been anti-dilutive for the period. See Note 4 – “Debt” for the terms and conditions of our exchangeable senior debentures and Note 8 – “Employee Stock Plans” for the terms and conditions of our comprehensive stock plans.

Host L.P. Earnings (Loss) Per Common Unit

Basic earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) available to common unitholders as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Inc. to support Host Inc. common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2010	2009	2008
	(in millions, except per unit amounts)
Net income (loss)	$(132)	$(258)	$414
Net (income) loss attributable to non-controlling interests	—	1	(3)
Distributions on preferred OP units	(4)	(9)	(9)
Issuance costs of redeemed preferred OP units (1)	(4)	—	—

Earnings (loss) available to common unitholders	(140)	(266)	402
Assuming deduction of gain recognized for the repurchase of 2004 Debentures (2)	—	(2)	(8)

Diluted earnings (loss) available to common unitholders	$(140)	$(268)	$394

Basic weighted average units outstanding	653.0	598.3	541.8
Assuming weighted average units for the repurchased 2004 Debentures	—	.9	5.4
Assuming distribution of units to Host Inc. for Host Inc. common shares granted under the comprehensive stock plan, less shares assumed purchased at market price	—	—	.4

Diluted weighted average units outstanding (3)	653.0	599.2	547.6

Basic earnings (loss) per unit	$(.21)	$(.44)	$.74
Diluted earnings (loss) per unit	$(.21)	$(.45)	$.72

(1)	Represents the original issuance costs associated with the Class E preferred OP units, which were redeemed during 2010.
(2)

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

(3)	There are 51 million potentially dilutive units for our exchangeable senior debentures and for units distributable to Host Inc. for Host Inc. shares granted under comprehensive stock plans which were not included in the computation of diluted earnings per unit as of December 31, 2010 because to do so would have been anti-dilutive for the period. See Note 4 – “Debt” for the terms and conditions of our Exchangeable Senior Debentures and Note 8 – “Employee Stock Plans” for the terms and conditions of Host Inc.’s comprehensive stock plans.

Accounting for Share-Based Payments

At December 31, 2010, Host Inc. maintained two stock-based employee compensation plans. Additionally, in connection with Host Inc.’s conversion to a REIT, Host L.P. assumed the employee obligations of Host Inc. Therefore, upon the issuance of Host’s common stock under the compensation plans, Host L.P. will issue to Host Inc. common OP units of an equivalent value. Accordingly, these liabilities and related disclosures are included in the consolidated financial statements for Host Inc. and Host L.P., respectively. See Note 8 – “Employee Stock Plans.”

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2010, our exposure risk related to our derivative contracts totaled $18 million and the counterparties are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $542 million available under our credit facility is spread among a diversified group of investment grade financial institutions.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

We recognize identifiable assets acquired, liabilities assumed, non-controlling interests and contingent liabilities assumed in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. Classification of a lease does not change if it is part of a business combination. Capital lease obligations that are assumed as a part of the acquisition of a leasehold interest are fair valued and included as debt on the accompanying balance sheet and we will record the corresponding right-to-use assets. In certain situations, a deferred tax liability is created due to the difference between the fair value and the tax basis of the asset at the acquisition date, which also may result in a goodwill asset being recorded. The goodwill that is recorded as a result of this difference is not subject to amortization.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

2. Property and Equipment

Property and equipment consists of the following as of December 31:

	2010	2009
	(in millions)
Land and land improvements	$1,669	$1,574
Buildings and leasehold improvements	12,080	11,502
Furniture and equipment	1,895	1,794
Construction in progress	168	104

	15,812	14,974
Less accumulated depreciation and amortization	(5,298)	(4,743)

	$10,514	$10,231

The aggregate cost of real estate for federal income tax purposes is approximately $9,957 million at December 31, 2010. During 2009, we recorded non-cash impairment charges totaling $97 million, of which $20 million is included in depreciation and amortization and the remaining $77 million has been reclassified to discontinued operations. See Note 13 – “Fair Value Measurements.”

3. Investments in Affiliates

We own investments in voting interest entities which we do not consolidate and, accordingly, are accounted for under the equity method of accounting. The debt of these affiliates is non-recourse to, and not guaranteed by us. Investments in affiliates consists of the following:

	As of December 31, 2010
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
Asia Pacific Hospitality Venture Pte. Ltd.	25.0%	$(1)	$—	None
HHR Euro CV	32.1%	135	945	Eleven hotels located in Europe
Tiburon Golf Ventures, L.P.	49.0%	14	—	36-hole golf club

Total		$148	$945

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2009
	Ownership Interests	Our Investment	Debt	Assets
		(in millions)
Asia Pacific Hospitality Venture Pte. Ltd.	25.0%	$—	$—	None
HHR Euro CV	32.1%	137	1,032	Eleven hotels located in Europe
HHR TRS CV	9.8%	1	5	Lease agreements for certain hotels owned by HHR Euro CV
Tiburon Golf Ventures, L.P.	49.0%	15	—	36-hole golf club

Total		$153	$1,037

European Joint Venture

We are a partner in HHR Euro CV, a joint venture that owns 11 hotels in Europe (the “European joint venture”). We serve as the general partner and have a 32.1% ownership interest therein (including our limited and general partner interests). The initial term of the European joint venture is ten years, subject to two one-year extensions with partner approval. During 2010, the partners of the European joint venture amended and restated their partnership agreement. The amendments were (i) to extend the commitment period during which the European joint venture may make additional equity investments from May 2010 to May 2013, (ii) to reflect an internal restructuring of one of our joint venture partners, and (iii) to reflect changes as a result of the acquisition of the equity interests of subsidiaries previously owned by a separate TRS joint venture with the same partners, which subsidiaries currently lease, as tenant, five of the hotels owned by the European joint venture. After the partnership agreement was amended, the separate TRS joint venture was dissolved. Due to the ownership structure and the non-Host limited partners’ unilateral rights to cause the dissolution and liquidation of the European joint venture at any time, it is not consolidated in our financial statements. As general partner, we earn a management fee based on the amount of equity commitments and equity investments. In 2010, 2009 and 2008, we recorded approximately $5 million, $6 million and $6 million of management fees, respectively.

During 2010, the European joint venture completed an agreement with the lender holding mortgages totaling €70.5 million on three hotels located in Brussels, under which the lender waived breaches of any financial covenants. Additionally, during 2010, the European joint venture negotiated an agreement with the lenders of mortgage loans totaling €342 million due in 2013 that had breached financial covenants. The lenders have agreed to amend these financial covenants for two years in exchange for a deposit of approximately €10 million in an escrow to fund debt service or capital expenditures and commitments to fund planned incremental capital expenditures. These loans are secured by six hotels located in Spain, Italy, Poland and the United Kingdom. These mortgage loans are non-recourse to us and a default under these loans does not trigger a default under any of our debt.

During 2010, we entered into a €20 million ($26 million) foreign currency forward purchase contract. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of October 1, 2014. We have entered into four foreign currency forward purchase contracts totaling €80 million (approximately $114 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with GAAP, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the stockholders’ equity portion of our balance sheet. See Note 13 – “Fair Value Measurements” for further discussion of our derivatives and hedging instruments.

Our unconsolidated investees assess impairment of real estate properties based on whether estimated undiscounted future cash flows from each individual property are less than book value. If a property is impaired, a loss is recorded for the difference between the fair value and net book value of the hotel. We also review our investments for other-than-temporary impairment based on the occurrence of any events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. During 2009, we recorded a non-cash impairment charge totaling $34 million in equity in earnings (losses) of affiliates based on the difference between the estimated fair value of our investment and its carrying value. See Note 13 – “Fair Value Measurements.”

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asian Joint Venture

We are a partner in a joint venture, structured as a Singapore Corporation, that will explore investment opportunities in various markets throughout Asia, including China, Japan, India, Indonesia, Vietnam and Australia (the “Asian joint venture”). We own a 25% interest in the Asian joint venture, which has an initial term of seven years. Due to the ownership structure of the Asian joint venture and our partner’s rights to cause the dissolution and liquidation thereof, it is not consolidated in our financial statements. The Asian joint venture currently owns no hotels, but has reached an agreement with Accor and InterGlobe to develop seven properties totaling approximately 1,750 rooms in three major cities in India; Bangalore, Chennai and Delhi (the “India joint venture”). The Asian joint venture will invest approximately $50 million to acquire approximately 36% of the interest in the India joint venture. The properties will be managed by Accor under the Pullman, Novotel, and ibis brands. Development of the properties is underway, and the ibis hotel in Bangalore is expected to open in the second quarter of 2011.

CBM Joint Venture L.P.

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

Other Investments

We own a 49% limited partner interest in Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort.

Combined Financial Information of Unconsolidated Investees

Combined summarized balance sheet information as of December 31 for our affiliates follows:

	2010	2009
	(in millions)
Property and equipment, net	$1,354	$1,461
Other assets	132	175

Total assets	$1,486	$1,636

Debt	$945	$1,037
Other liabilities	142	212
Equity	399	387

Total liabilities and equity	$1,486	$1,636

Combined summarized operating results for our affiliates for the years ended December 31 follows:

	2010	2009	2008
	(in millions)
Total revenues	$291	$360	$986
Operating expenses
Expenses	(214)	(274)	(769)
Depreciation and amortization	(23)	(119)	(121)

Operating profit (loss)	54	(33)	96
Interest income	—	3	10
Interest expense	(44)	(53)	(118)

Net income (loss)	$10	$(83)	$(12)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Debt

Debt consists of the following (in millions):

	December 31, 2010	December 31, 2009
Series K senior notes, with a rate of 7 1/8% due November 2013	$250	$725
Series M senior notes, with a rate of 7% due August 2012	—	344
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	498	498
Series T senior notes, with a rate of 9% due May 2017	388	387
Series U senior notes, with a rate of 6% due November 2020	500	—
2004 Exchangeable Senior Debentures, with a rate of 3 1/4% due April 2024	325	323
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	502	484
2009 Exchangeable Senior Debentures, with a rate of 2 1/2% due October 2029	329	316
Senior notes, with rate of 10.0% due May 2012	7	7

Total senior notes	4,249	4,534
Credit facility	58	—
Mortgage debt (non-recourse) secured by $1.1 billion and $1.5 billion of real estate assets, with an average interest rate of 4.7% and 5.1% at December 31, 2010 and 2009, maturing through December 2023 (1)	1,025	1,217
Other	145	86

Total debt	$5,477	$5,837

(1)	The assets securing mortgage debt represents the book value of real estate assets, net of accumulated depreciation. These amounts do not represent the current fair value of the assets.

Senior Notes

General. Under the terms of our senior notes indenture, which includes our Exchangeable Senior Debentures, our senior notes are equal in right of payment with all of our unsubordinated indebtedness and senior to all of our subordinated obligations. The face amount of our senior notes as of December 31, 2010 and 2009 was $4.4 billion and $4.7 billion, respectively. The senior notes balance as of December 31, 2010 and 2009 includes discounts of approximately $109 million and $145 million, respectively. The notes under our senior notes indenture are guaranteed by certain of our existing subsidiaries and are secured by pledges of equity interests in many of our subsidiaries. The guarantees and pledges ratably benefit the notes under our senior notes indenture, as well as our credit facility, certain other senior debt, and interest rate swap agreements and other hedging agreements, if any, with lenders that are parties to the credit facility. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated on the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions. As of December 31, 2010, we are in compliance with all of these covenants.

We completed the following senior notes transactions during 2010 and 2009:

•

on October 25, 2010, we issued $500 million of 6% Series U senior notes due November 1, 2020 and received proceeds of approximately $492 million, net of underwriting fees and expenses. Interest on the Series U senior notes is payable semi-annually in arrears on February 1 and August 1, beginning on February 1, 2011. The Series U senior notes were exchanged for Series V senior notes in February 2011. The terms are substantially identical in all aspects, except that the new series are registered under the Securities Act of 1933 and are, therefore, freely transferable by the holders;

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

in November and August 2010, we redeemed a total of $475 million of the then outstanding $725 million, 7 1/8% Series K senior notes that are due in November 2013. A portion of the proceeds from the Series U senior notes issuance was used for the redemption of $250 million of these notes in November 2010. As a result of the redemptions, we recorded a $12 million loss on debt extinguishment, which is included in interest expense;

•

the initial put date for our 3 1/4% senior debentures (“2004 Debentures”) was April 15, 2010. At that time, the holders had the right to require us to purchase the 2004 Debentures at a price equal to 100% of the principal amount outstanding, plus accrued interest. None of the 2004 Debentures were validly tendered pursuant to the put option. Therefore, the $325 million aggregate principal amount of the 2004 Debentures remains outstanding. We currently may redeem for cash all, or a portion, of the 2004 Debentures upon a 30 day notice to the holders. If, at any time, we elect to redeem the 2004 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to redeem the 2004 Debentures for Host Inc. stock rather than for cash equal to the redemption price. The next put option date for holders of the 2004 Debentures is April 15, 2014;

•

on January 20, 2010, we redeemed the remaining $346 million outstanding of our 7% Series M senior notes that were due in August 2012. As a result of the repurchase, we recorded an $8 million loss on debt extinguishments, which is included in interest expense;

•

on December 22, 2009, we issued $400 million of 2 1/2% Exchangeable Senior Debentures and received proceeds of $391 million, net of underwriting fees and expenses (the “2009 Debentures”). The proceeds, along with available cash, were used to redeem the remaining $346 million of the 7% Series M senior notes (described above) and to repay the $124 million mortgage on the Atlanta Marriott Marquis in the first quarter of 2010. We separately account for the debt and equity portion of the debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we recorded the liability component of the debentures at a fair value of $316 million, which is based on an effective interest rate of 6.9% on December 16, 2009. We will amortize the resulting discount over the expected life of the debentures. See “Exchangeable Debentures” below;

•

during 2009, we repurchased approximately $74 million face amount of the 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”), with a carrying value of $68 million, for $66 million and recorded a gain of approximately $2 million on the transactions. We have $526 million face amount of the 2007 Debentures outstanding;

•

on May 11, 2009, Host L.P. issued $400 million of 9% Series T senior notes maturing May 15, 2017 and received proceeds of approximately $380 million, net of discounts and underwriting fees and expenses. Interest on the Series T notes is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2009. A portion of the proceeds was used to repay the $200 million outstanding on the revolver portion of our credit facility and the outstanding $135 million mortgage debt on the Westin Kierland Resort & Spa; and

•

in the first quarter of 2009, we repurchased $75 million face amount of the 2004 Debentures, with a carrying value of $72 million, for approximately $69 million and recorded a gain on the repurchase of approximately $3 million. We have $325 million face amount of the 2004 Debentures outstanding.

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

Exchangeable Debentures

As of December 31, 2010, we have three issuances of exchangeable senior debentures outstanding: $400 million of 2  1/2% debentures that were issued on December 22, 2009, $526 million of 2 5/8% debentures that

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

were issued on March 23, 2007 and $325 million of 3 1/4% debentures that were issued on March 16, 2004, collectively, the “Debentures.” The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or a portion, of any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2004 Debentures would be exchanged for Host Inc.’s common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the debentures) and Host Inc.’s common stock (for the remainder of the exchange value) and the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash or a combination thereof, at our option. Based on Host Inc.’s stock price at December 31, 2010, the 2004 Debentures’ and 2009 Debentures’ if-converted value would exceed the outstanding principal amount by $54 million and $108 million, respectively. Currently, none of the Debentures are exchangeable by holders.

The following chart details our outstanding Debentures as of December 31, 2010:

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

We separately account for the liability and equity components of our Debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, for the Debentures, we record the liability components thereof at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt; however, there is no effect on our cash interest payments. We measured the fair value of the debt components of the 2009 Debentures, 2007 Debentures and 2004 Debentures at issuance based on effective interest rates of 6.9%, 6.5% and 6.8%, respectively. As a result, we attributed $247 million of the proceeds received to the conversion feature of the Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in Host Inc.’s additional paid-in capital and Host L.P.’s capital on the consolidated balance sheets. The following chart details the initial allocations between the debt and equity components of the Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at December 31, 2010:

	Initial Face Amount	Initial Liability Value	Initial Equity Value	Face Amount Outstanding at 12/31/2010	Debt Carrying Value at 12/31/2010	Unamortized Discount at 12/31/2010
			(in millions)
2009 Debentures	$400	$316	$82	$400	$329	$71
2007 Debentures	600	502	89	526	502	24
2004 Debentures	500	413	76	325	325	—

Total	$1,500	$1,231	$247	$1,251	$1,156	$95

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	2010	2009	2008
Contractual interest expense (cash)	$34	$26	$32
Non-cash interest expense due to discount amortization	32	27	30

Total interest expense	$66	$53	62

Authorization for Senior Notes and Exchangeable Senior Debentures Repurchase

In February 2010, Host Inc.’s Board of Directors authorized the repurchase of up to $400 million of senior notes, exchangeable senior debentures, mortgage debt and preferred stock. Host Inc. may purchase senior notes and exchangeable debentures through open market purchases, privately negotiated transactions, tender offers or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs.

In February 2011, Host Inc.’s Board of Directors authorized repurchases up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms) and terminated the previous authorization. Separately, the Board of Directors authorized redemptions and repurchases of all or a portion of $325 million principal amount of our 2004 Debentures. Any redemption of the 2004 Debentures will not reduce the $500 million of Board authority noted above to repurchase other debt securities.

Credit Facility

On May 25, 2007, we entered into a second amended and restated bank credit facility with Deutsche Bank AG New York Branch, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Citicorp North America Inc., Société Générale and Calyon New York Branch, as Co-Documentation Agents and certain other agents and lenders. The credit facility provides aggregate revolving loan commitments in the amount of $600 million. During any period in which our leverage ratio equals or exceeds 7.0x, new borrowings are limited to such amount as does not cause the aggregate outstanding principal amount under the credit facility to exceed $300 million. The credit facility also includes subcommitments for (i) the issuance of letters of credit in an aggregate amount of $10 million, and (ii) loans in certain foreign currencies in an aggregate amount of $300 million, (A) $150 million of which may be loaned to certain of our Canadian subsidiaries in Canadian Dollars, and (B) $300 million of which may be loaned to us in Pounds Sterling and Euros. The credit facility has an initial scheduled maturity of September 2011. We have an option to extend the maturity for an additional year if certain conditions are met as of September 2011. These conditions include the payment of a fee to the lenders, no default or event of default exists and the maintenance of a leverage ratio below 6.75x. Subject to certain conditions, we also have the option to increase the amount of the facility by up to $190 million to the extent that any one or more lenders, whether or not currently party to the credit facility, commits to be a lender for such amount.

On July 20, 2010, we drew £37 million ($56 million) from our credit facility in order to fund the cash portion of the acquisition of Le Méridien Piccadilly in London. Based on our leverage at December 31, 2010, we have $542 million of remaining available capacity under our credit facility.

Collateral and Guarantees. The obligations under the credit facility are guaranteed by certain of our existing subsidiaries and are currently secured by pledges of equity interests in many of our subsidiaries. The pledges are permitted to be released in the event that certain conditions are satisfied, including the requirement that our leverage ratio falls below 6.0x for two consecutive fiscal quarters. As a result of having satisfied such conditions, currently we are not required to pledge our equity interests in any newly acquired or formed subsidiary, and at our election, we may obtain a release of all existing pledges for so long as our leverage ratio continues to be below 6.0x. The guarantees and pledges ratably benefit our credit facility, as well as the notes outstanding under our senior notes indenture and interest rate swap agreements and other hedging agreements with lenders that are parties to the credit facility.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepayments. The loans under the credit facility are required to be prepaid, subject to certain exceptions, with excess proceeds from certain asset sales. Voluntary prepayments of the loans under the credit facility are permitted in whole or in part without premium or penalty.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. As of December 31, 2010, we are in compliance with the covenants under our credit facility.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates plus a margin that is set with reference to our leverage ratio. In the case of LIBOR-based borrowings in U.S. Dollars, as well as Euros and Pounds Sterling denominated borrowings, the rate of interest ranges from 65 basis points to 150 basis points over LIBOR. We also have the option to pay interest based on the higher of the overnight Federal Funds Rate plus 50 basis points and the Prime Lending Rate, plus, in both cases, the applicable spread ranging from 0 to 50 basis points. Based on our leverage ratio at December 31, 2010 of 5.0x, we can borrow at a rate of LIBOR plus 90 basis points or Prime plus 0 basis points. To the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 10 to 15 basis points, depending on our average revolver usage during the applicable period.

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2010, we have 11 assets that are secured by mortgage debt, with an average interest rate of 4.7% that mature between 2011 and 2023. As of December 31, 2010, we are in compliance with the covenants under all of our mortgage debt obligations.

We had the following mortgage debt issuances and repayments since January 2009. Interest for our mortgage debt is payable on a monthly basis:

Transaction Date		Property	Rate	Maturity Date	Amount
					(in millions)
Issuances/Assumptions
September	2010	W New York, Union Square (1)	6.39%	10/11/2011	$119
July	2010	Le Méridien Piccadilly (2)	1.91%	1/20/2012	51
March	2009	JW Marriott, Washington, D.C. (3)	7.50%	4/2/2013	120
Repayments/Defeasance
December	2010	Partial repayment of Orlando World Center mortgage (4)	3.76%	12/30/2010	54
December	2010	JW Marriott, Desert Springs	9.8%	12/11/2022	71
October	2010	W New York, Union Square (1)	6.39%	10/11/2011	119
February	2010	Atlanta Marriott Marquis	7.4%	2/11/2023	124
September	2009	Westin Kierland Resort & Spa	5.08%	9/1/2009	135
July	2009	San Diego Marriott Hotel & Marina	8.45%	7/1/2009	173
March	2009	The Westin Indianapolis	9.21%	3/11/2022	34

(1)	The amount shown reflects our recorded book value of the mortgage debt on the date of acquisition and defeasance, respectively. The face principal of the mortgage debt assumed was $115 million. We defeased this loan on October 19, 2010, which released us from obligations under the mortgage.
(2)	This floating mortgage is based on LIBOR plus 118 basis points. The rate shown reflects the rate in effect at December 31, 2010. We have the right to extend the maturity for a one year period subject to certain conditions.
(3)	The JW Marriott, Washington, D.C. mortgage debt has a floating interest rate of LIBOR plus 600 basis points, with a LIBOR floor of 1.5%. The interest rate shown reflects the rate in effect at December 31, 2010. Additionally, we have the right to extend the maturity for an additional one-year period, subject to certain conditions. In addition, as required by the loan agreement, we entered into an interest rate cap agreement which caps the LIBOR rate at 3% through the life of the loan.
(4)	On December 17, 2010, we entered into an amendment under the $300 million mortgage loan secured by the Orlando World Center Marriott. As a result of the amendment, we repaid $54 million of the outstanding principal on December 30, 2010 and extended the maturity of the loan to July 1, 2013. We implemented a fixed annual interest rate of 4.75% on the remaining $246 million outstanding.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Derivative Instruments

We have entered into several derivatives in order to manage our exposures to risks associated with changes in interest rates. None of our derivatives have been entered into for trading purposes. See Note 13 – “Fair Value Measurements.”

Aggregate Debt Maturities

Aggregate debt maturities at December 31, 2010 are as follows (in millions):

2011 (1)	$192
2012 (2)	588
2013	609
2014	1,292
2015	1,062
Thereafter	1,769

5,512
Unamortized (discounts) premiums, net	(95)
Capital lease obligations	60

$5,477

(1)	The debt maturing in 2011 includes $58 million outstanding on our credit facility, for which we have the option to extend the maturity for an additional year, subject to the satisfaction of certain financial covenants.
(2)	In January 2011, we extended the maturity of the $50 million Le Méridien Piccadilly mortgage to January 20, 2012 and, therefore, have included it in the 2012 maturities. The mortgage loan can be extended for an additional one-year period, subject to the satisfaction of certain financial covenants.

Interest

The following are included in interest expense for the years ended December 31, (in millions):

	2010 (1)	2009 (2)	2008
Interest expense	$384	$379	$375
Amortization of debt premiums/discounts, net (3)	(34)	(31)	(33)
Amortization of deferred financing costs	(12)	(12)	(12)
Non-cash gains/(losses) on debt extinguishments	(1)	2	14
Change in accrued interest	10	(11)	(4)

Interest paid (4)	$347	$327	$340

(1)	Interest expense and interest paid for 2010 includes cash prepayment premiums of approximately $20 million. No significant prepayment premiums were paid in 2009 or 2008.
(2)	Interest expense and interest paid for 2009 is net of $7 million received in connection with the 2007 defeasance of $514 million in collateralized mortgage-backed securities.
(3)	Primarily represents the amortization of the debt discount, which is non-cash interest expense, on our Debentures established at the date of issuance. See “–Exchangeable Debentures”.
(4)	Does not include capitalized interest of $3 million, $5 million and $10 million during 2010, 2009 and 2008, respectively.

Amortization of property and equipment under capital leases totaled $1 million, $1 million and $2 million for 2010, 2009 and 2008, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations.

5. Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 675.6 million and 646.3 million were outstanding as of December 31, 2010 and 2009, respectively. Fifty million shares of no par value preferred stock are authorized; none of those shares were outstanding as of December 31, 2010 and 4.0 million were outstanding at December 31, 2009.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capital of Host L.P.

As of December 31, 2010, Host Inc. is the owner of approximately 98.4% of Host L.P.’s common OP units. The remaining 1.6% of common OP units are held by various third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

As of December 31, 2010 and 2009, Host L.P. has 671.8 million and 644.4 million common OP units outstanding, respectively, of which Host Inc. held 661.4 million and 632.7 million, respectively. In addition, no preferred OP units were outstanding as of December 31, 2010 and 4.0 million were outstanding at December 31, 2009.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P.

Issuances of Common Stock

On August 19, 2010, Host Inc. entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under Securities and Exchange Commission (SEC) rules, including sales made directly on the New York Stock Exchange. BNY Mellon Capital Markets, LLC is acting as sales agent. Host Inc. issued approximately 18.8 million shares of common stock through this new program at an average price of $15.96 per share for net proceeds of $297 million. Host Inc. may continue to sell shares of common stock under its new program from time to time based on market conditions, although they are not under an obligation to sell any shares. Host Inc. has approximately $100 million remaining under the program.

On August 19, 2009, Host Inc. entered into a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. During 2010 and 2009, Host Inc. issued approximately 8 million and 28 million shares, respectively of common stock through this program at an average price of approximately $13.58 per share and $10.37 per share, respectively, for net proceeds of approximately $109 million and $287 million, respectively.

On April 29, 2009, Host Inc. issued 75.75 million of common stock at $6.60 per share and received net proceeds of approximately $480 million, net of underwriting discounts, commissions and transaction expenses.

Dividends/Distributions

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. Host Inc.’s policy in 2010 was to pay a dividend of $.01 per quarter with respect to its common stock, without regard to the existence of taxable income. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.

On September 14, 2009, Host Inc. announced that its Board of Directors authorized a special dividend of $0.25 per share of common stock of Host Inc., which was paid on December 18, 2009 to holders of record as of November 6, 2009. The dividend was paid with cash or with shares of common stock, at the election of the stockholder. In order to comply with Host Inc.’s remaining REIT taxable income distribution requirements for the year ended December 31, 2009, Host Inc.’s Board of Directors determined that the cash component of the dividend (other than cash paid in lieu of fractional shares) would not exceed 10% in the aggregate. As a result, Host Inc. issued 13.4 million shares of Host Inc. common stock valued at $140 million on December 18, 2009, and paid cash in the amount of approximately $16 million, for a total dividend of $156 million. Pursuant to the Third Amended and Restated Agreement of Limited Partnership of Host L.P., as amended (the “Partnership Agreement”), common

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OP unitholders received the cash distribution of 10% of the $0.25 per share dividend paid by Host Inc. to its common stockholders, or $0.025 per OP unit, but did not receive an equivalent per unit distribution for the 90% of the dividend paid with Host Inc. common stock. Therefore, subsequent to the issuance of shares of common stock to stockholders of Host Inc., the conversion factor used to convert OP units into shares of Host Inc. common stock was adjusted from 1.0 to 1.021494.

All common and preferred cash and stock dividends that were taxable to our stockholders in 2010 and 2009 were considered 100% ordinary income. None of such dividends were considered qualified dividends subject to a reduced tax rate. The table below presents the amount of common and preferred dividends declared per share and common and preferred distributions per unit as follows:

	2010	2009	2008
Common stock	$.04	$.25	$.65
Class E preferred stock 8 7/8%	.555	2.22	2.22
Common OP units	.041	.025	.65
Class E preferred OP units 8 7/8%	.555	2.22	2.22

Preferred Stock Redemption

On June 18, 2010, Host Inc. redeemed 4,034,300 shares of its 8 7/8% Class E cumulative redeemable preferred stock at a redemption price of $25.00 per share, plus accrued dividends. The original issuance costs for the Class E preferred stock are treated as a deemed dividend in Host Inc.’s consolidated statement of operations and have been reflected as a deduction to net income available to common stockholders for the purpose of calculating Host Inc.’s basic and diluted earnings per share. Similarly, the issuance costs have been treated as a deemed distribution in Host L.P.’s consolidated statement of operations and have been reflected as a reduction to Host L.P.’s earnings per diluted unit. As a result of the redemption, no classes of preferred stock are outstanding.

6. Income Taxes

Host Inc. elected to be taxed as a REIT effective January 1, 1999, pursuant to the U.S. Internal Revenue Code of 1986, as amended. In general, a corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the composition of its assets and the sources of its revenues) is generally not subject to federal and state income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. It is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. In addition to paying federal and state income taxes on any retained income, one of our subsidiary REITs is subject to taxes on “built-in-gains” that result from sales of certain assets. Additionally, each of our taxable REIT subsidiaries is taxable as a regular C corporation, subject to federal, state and foreign income tax. The consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of the taxable REIT subsidiaries, state income taxes incurred by Host Inc. and Host L.P. and foreign income taxes incurred by Host L.P., as well as each of their respective subsidiaries.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total deferred tax assets and liabilities at December 31, 2010 and 2009 are as follows (in millions):

	2010	2009
Deferred tax assets	$161	$108
Less: Valuation allowance	(44)	(37)

Subtotal	117	71
Deferred tax liabilities	(40)	(16)

Net deferred tax asset	$77	$55

We have recorded a 100% valuation allowance of approximately $38 million against the net deferred tax asset related to the net operating loss and asset tax credit carryovers as of December 31, 2010 with respect to our hotel in Mexico. There is a $1 million valuation allowance against the deferred tax asset related to the net operating loss and capital loss carryovers as of December 31, 2010 with respect to our hotels in Canada. Finally, there is a $5 million valuation allowance against the deferred tax asset related to the net operating loss carryovers as of December 31, 2010 with respect to certain of our U.S. taxable REIT subsidiaries that act as lessee pursuant to the HPT leases. We expect that the remaining net operating loss and alternative minimum tax credit carryovers for U.S. federal income tax purposes to be realized. The net increase in the valuation allowance for the year ending December 31, 2010 and December 31, 2009 was approximately $7 million and $9 million, respectively. The primary components of our net deferred tax asset were as follows (in millions):

	2010	2009
Accrued related party interest	$11	$7
Net operating loss and capital loss carryovers	71	51
Alternative minimum tax credits	4	4
Property and equipment	(4)	(3)
Investments in domestic and foreign affiliates	(2)	(11)
Prepaid revenue	55	46
Purchase accounting items	(14)	(2)

Subtotal	121	92
Less: Valuation allowance	(44)	(37)

Net deferred tax asset	$77	$55

At December 31, 2010, we have aggregate gross domestic and foreign net operating loss, capital loss and tax credit carryovers of approximately $200 million. We have deferred tax assets related to these loss and tax credit carryovers of approximately $71 million, with a valuation allowance of approximately $44 million. Our net operating loss carryovers expire through 2030, and our foreign capital loss carryovers have no expiration period. Our domestic alternative minimum tax credits have no expiration period and our foreign asset tax credits expire through 2017.

Our U.S. and foreign income (loss) from continuing operations before income taxes was as follows (in millions):

	2010	2009	2008
U.S. income (loss)	$(170)	$(208)	$382
Foreign income (loss)	11	(28)	(2)

Total	$(159)	$(236)	$380

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The (benefit) provision for income taxes for continuing operations consists of (in millions):

	2010	2009	2008
Current — Federal	$—	$(7)	$—
— State	1	2	2
— Foreign	4	4	3

	5	(1)	5

Deferred — Federal	(31)	(33)	(11)
— State	(6)	(7)	2
— Foreign	1	2	1

	(36)	(38)	(8)

Income tax benefit – continuing operations	$(31)	$(39)	$(3)

The total benefit for income taxes, including the amounts associated with discontinued operations, was ($32) million, ($40) million and ($3) million in 2010, 2009 and 2008, respectively.

The differences between the income tax (benefit) provision calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax (benefit) provision recorded each year for continuing operations are as follows (in millions):

	2010	2009	2008
Statutory federal income tax provision (benefit) – continuing operations	$(56)	$(83)	$133
Adjustment for nontaxable (income) loss of Host Inc. – continuing operations	25	43	(144)
State income tax provision, net	(5)	(3)	2
Uncertain tax positions provision (benefit)	—	(7)	2
Foreign income tax provision	5	11	4

Income tax benefit – continuing operations	$(31)	$(39)	$(3)

Cash paid for income taxes, net of refunds received, was $4 million, $5 million and $7 million in 2010, 2009 and 2008, respectively.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement in order to determine the amount of benefit to recognize in the financial statements. This accounting standard applies to all tax positions related to income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2010	2009
Balance at January 1	$5	$13
Reductions due to expiration of certain statutes of limitation	—	(7)
Other increases (decreases)	—	(1)

Balance at December 31	$5	$5

All of such amount, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory federal income tax rate of 35% and the actual income tax provision (benefit) recorded each year. In 2009, we recognized an income tax benefit of $7 million, related to the reduction of previously accrued income taxes after an evaluation of the exposure items and the expiration of the related statutes of limitation. No such amount was recognized in 2010.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that the total amount of unrecognized tax benefits will not change within 12 months of the reporting date. As of December 31, 2010, the tax years that remain subject to examination by major tax jurisdictions generally include 2007-2010.

We recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During each of the years ended December 31, 2010, 2009 and 2008, we recognized approximately $0.1 million of interest expense related to the unrecognized tax benefits. We had approximately $0.6 million and $0.5 million of interest accrued at December 31, 2010, and 2009, respectively.

7. Leases

Taxable REIT Subsidiaries Leases

We lease substantially all of our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation and management of a hotel.

Hospitality Properties Trust Relationship

We own a leasehold interest in 53 Courtyard by Marriott properties, which properties were sold to Hospitality Properties Trust (“HPT”) and leased back to us in 1995 and 1996. In conjunction with our conversion to a REIT, we entered into subleases for these 53 properties, as well as 18 Residence Inn by Marriott properties, with a third party. In late June 2010, HPT sent notices of default because the subtenants failed to meet net worth covenants, which would have triggered an event of default by us under the leases between us and HPT. As a result, we terminated the subleases effective July 6, 2010 and we resumed acting as owner under the management agreements. Effective upon termination of the subleases, we recorded the operations of the hotels as opposed to rental income for the remaining portion of 2010. As a result, we recorded $123 million of hotel revenues for the 71 properties, as well as $44 million of rental income earned prior to the termination of the subleases in 2010, which are included in other revenues on the consolidated statements of operations. Additionally, we recorded $96 million of hotel expenses related to the 71 properties, as well as $84 million of rental expense due to HPT in 2010, which are included in other property-level expenses on the consolidated statements of operations. The property revenues and rental income recorded, less the hotel expenses and rental expenses, resulted in a loss of approximately $13 million and $1 million in 2010 and 2009, respectively, and a gain of $4 million in 2008.

The subtenants remain obligated to us for outstanding rent payment obligations to the extent that operating cash generated by the hotels is less than rent that would have been paid under the terminated subleases, although they have not funded the obligation since the termination of the subleases. At the expiration of that master lease, HPT is obligated to pay us deferred proceeds related to the initial sale of the 53 Courtyard properties of approximately $51 million, subject to damages arising out of an event of default, if any, under the master lease, plus additional amounts held in a tenant collection account. We terminated the master lease on the 18 Residence Inn properties in accordance with its terms effective December 31, 2010, at which time HPT paid us $17.2 million of deferred proceeds related to the initial sale of the 18 Residence Inn properties and additional amounts held in the tenants collection account. On November 23, 2010, we gave notice that we will not extend the term of the master lease on the 53 Courtyard by Marriott properties, which will result in termination and expiration of the lease on those properties effective December 31, 2012.

Ground Leases

As of December 31, 2010, all or a portion of 36 of our hotels, including Le Méridien Piccadilly discussed below, are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense ratably over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Additionally, the rental payments under one lease are based on real estate tax assessments.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Le Méridien Piccadilly

On July, 22, 2010, we acquired a leasehold interest in Le Méridien, Piccadilly in London (see Note 11 — “Acquisitions”). In conjunction with the acquisition, we assumed the existing lease agreement for the use of the property, which includes both the land and the building and includes minimum payments and contingent payments based on the operation of the hotel. Upon acquisition, we calculated the fair value of the lease based on its expected lease payments discounted at a risk adjusted rate of 10% and allocated the value to its land and building components. The portion of the lease allocated to the land is considered an operating lease and we expense the associated lease payments to ground rent over the life of the lease. The portion of the lease allocated to the building is considered a capital lease, as it extends beyond the useful life of the asset. Therefore, we recorded a capital lease asset and obligation of £38 million ($58 million) based on the fair value of the expected lease payments over the life of the lease. We amortize the capital lease asset over the expected useful life of the asset, or 40 years. Amortization of the capital lease asset is included in depreciation and amortization. We amortize the capital lease obligation using the effective interest method and an implicit rate based on the minimum lease payments. Contingent payments based on the operations of the hotel that exceed the minimum payments will be expensed as incurred.

Other Lease Information

We also have leases on facilities used in our former restaurant business, some of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or ten-year periods. The restaurant leases are accounted for as operating leases. Our lease activities also include leases entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for as either operating or capital leases depending on the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization charge applicable to capitalized leases is included in depreciation expense.

General

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee as of December 31, 2010. Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $6 million payable to us under non-cancelable subleases.

	Capital Leases	Operating Leases
	(in millions)
2011	$3	$109
2012	3	104
2013	2	34
2014	2	32
2015	2	31
Thereafter	147	1,022

Total minimum lease payments	159	$1,332

Less: amount representing interest	(32)

Present value of minimum lease payments	$127

We remain contingently liable on certain leases relating to our former restaurant business. Such contingent liabilities aggregated $18 million as of December 31, 2010. However, management considers the likelihood of any material funding related to these leases to be remote.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense is included in other property-level expenses line item and consists of (in millions):

	2010	2009	2008
Minimum rentals on operating leases	$128	$122	$121
Additional rentals based on sales	19	23	39
Rental payments based on real estate tax assessments	21	19	—
Less: sublease rentals	(44)	(83)	(90)

	$124	$81	$70

8. Employee Stock Plans

In connection with Host Inc.’s conversion to a REIT, Host L.P. assumed the employee obligations of Host Inc. Upon the issuance of Host Inc.’s common stock under either of the two stock-based compensation plans described below, Host L.P. will issue to Host Inc. common OP units of an equivalent value. Accordingly, these liabilities and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2009 Comprehensive Plan”), whereby Host Inc. may award to participating employees (i) restricted shares of Host Inc.’s common stock, (ii) options to purchase our common stock and (iii) deferred shares of our common stock and the employee stock purchase plan (ESPP). At December 31, 2010, there were approximately 19.2 million shares of Host Inc.’s common stock reserved and available for issuance under the 2009 Comprehensive Plan.

We recognize costs resulting from share-based payment transactions in our financial statements over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. The classification of restricted stock awards as either an equity award or a liability award is based upon cash settlement options. Equity awards are measured based on the fair value on the date of grant. Liability classified awards are re-measured to fair value each reporting period. The value of all restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite service. The senior executive restricted stock awards have been classified as liability awards, primarily due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding. Other stock awards have been classified as equity awards as these awards do not have this optional tax withholding feature.

On May 14, 2009, our stockholders approved the 2009 Comprehensive Plan. The 2009 Comprehensive Plan currently has 25.5 million shares authorized, which includes incremental shares approved on May 7, 2010 to reflect our 2009 stock dividend, that can be issued for stock-based compensation to employees and directors. Shares described below that were granted after this date were issued under this plan. We granted 5.0 million restricted shares to senior executives that vest in 2010 and 2011 and 1.0 million stock options under this plan. We also granted 0.2 million restricted shares to other employees at a per share price of $10.40.

Prior to the adoption of the 2009 Comprehensive Plan, we granted 2.4 million restricted shares and 0.4 million stock options to senior executives that had a requisite service period through December 31, 2009. These shares were granted under our previous 1997 Comprehensive Stock and Cash Incentive Plan (the “1997 Comprehensive Plan”) which is not in effect as of December 31, 2009. We also granted 0.2 million restricted shares to upper middle management during 2009 through the 1997 Comprehensive Plan.

During 2010, 2009 and 2008, we recorded compensation expense of approximately $39.6 million, $20.5 million and $2.8 million, respectively. Shares granted in 2010, 2009 and 2008 totaled 0.4 million, 9.0 million and 0.3 million, respectively, while 2.6 million, 2.2 million and 0.3 million vested during those years. Approximately 4.3 million shares are unvested as of December 31, 2010 with a weighted average fair value of $10.30 per share.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Executive Restricted Stock

During 2009, Host Inc. granted shares to senior executives that vest through year end 2011 in three annual installments (the “2009 – 2011 Plan”). Vesting for these shares is determined based on (1) personal performance based on the achievement of specific management business objectives and (2) market performance based on the achievement of total shareholder return on a relative basis. These awards are considered liability awards; therefore we recognize compensation expense over the requisite period based on the fair value of the award at the balance sheet date. The fair value of the personal performance awards are based on management’s estimate of shares that will vest during the requisite service period at the balance sheet market rate. The fair value of the awards that vest based on market performance is estimated using a simulation or Monte Carlo method. For the purpose of the simulation at year end 2010, we assumed a volatility of 82.9%, which is calculated based on the volatility of our stock price over the last three years, a risk-free interest rate of 1.02%, which reflects the yield on a 3-year Treasury bond, and stock betas of 1.062 and 1.377 compared to the Lodging composite index and the REIT composite index, respectively, based on three years of historical price data. The number of shares issued is adjusted for forfeitures.

Under the 2009-2011 Plan, we granted a total of 7.5 million shares (0.3 million in 2010 and 7.2 million in 2009). The grants in 2010 primarily relate to new hires or promotions. Of the 7.5 million shares granted, vesting for approximately 48% of the shares is based on the satisfaction of personal performance goals set by each executive, approximately 26% is based on the achievement of total shareholder return on a relative basis compared to the NAREIT index and approximately 26% is based on the achievement of total shareholder return in comparison to eight other lodging companies. Shares that vest based on market conditions that are not earned in any given year are still outstanding and may be earned based on our cumulative relative market performance for the period from January 1, 2009 through December 31, 2011.

During the first quarter of 2006, Host Inc. granted shares to senior executives that vested through year end 2008 in three annual installments (the “2006 – 2008 Plan”). The plan concluded as of December 31, 2008 and all shares were either vested or forfeited. Vesting for these shares was determined both on continued employment and market performance based on the achievement of total shareholder return on an absolute and relative basis. Approximately 110,000 of the shares remaining under the plan vested as of December 31, 2008 and were issued on February 5, 2009.

During 2010, 2009 and 2008, we recorded compensation expense of approximately $36 million, $19 million and $2 million respectively, related to the restricted stock awards to senior executives. Based on the valuation criteria above, the total unrecognized compensation cost that relates to nonvested restricted stock awards at December 31, 2010 was approximately $32 million, which, if earned, will be recognized over the weighted average of one year. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2010. The fair values for the awards below are based on the fair value at the respective transaction dates, as the awards are classified as liability awards.

	2010		2009		2008
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	5.6	$7	0.1	$7	1.5	$7
Granted	0.2	17	7.2	9	0.2	18
Vested (1)	(1.9)	18	(1.6)	11	(0.3)	10
Forfeited/expired	(0.2)	11	(0.1)	7	(1.3)	—

Balance, at end of year	3.7	11	5.6	7	0.1	7

Issued in calendar year (1)	0.8	11	0.1	7	0.1	15

(1)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.8 million shares issued in 2010 include shares vested at December 31, 2009, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $6.9 million, $0.6 million and $1.6 million, for 2010, 2009 and 2008, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Options

As part of the 2009 Comprehensive Plan, Host Inc. granted .1 million and 1.4 million stock options during 2010 and 2009, respectively. The options expire ten years after the grant date. Vesting for these shares is based on continuing employment. The fair value of the stock options was estimated on the date of grant based on a simulation/Monte Carlo method. For the options granted in 2009 and 2010, we assumed a volatility between 49% and 62%, which is measured over a historical period based on the life of the options, generally five to six years. We also assumed a risk free interest rate which ranged from 2.0% to 3.1% and an average dividend yield of 5%.

On December 31, 2010 and December 31, 2009, approximately 518,000 and 464,000 of the options vested and we recorded approximately $1.8 million and $0.8 million in compensation expense for these options in 2010 and 2009, respectively. No other options were granted between December 2002 and December 2008. The following table summarizes the stock option grants during the year:

Date	Shares (in millions)	Weighted Average Option Price	Weighted Average Grant Date Fair Value	Unrecognized Compensation Expense (in millions)
2/4/2010	.1	$11.39	$4.81	$.1
5/14/2009	.9	8.19	3.21	2.9
2/5/2009	.5	5.08	1.73	—

	1.5	7.32	2.80	$3.0

The following table is a summary of the status of Host Inc.’s stock option plans that have been approved by Host Inc.’s stockholders. Host Inc. does not have stock option plans that have not been approved by its stockholders.

	2010		2009		2008
	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
Balance, at beginning of year	1.5	$7	.2	$8	.4	$7
Granted	.1	11	1.4	7	—	—
Exercised	(.2)	5	(.1)	8	(.2)	7
Forfeited/expired	—	—	—	—	—	—

Balance, at end of year	1.4	8	1.5	7	.2	8

Options exercisable at year-end	.9	7	.5	5	.2	8

The following table summarized the information about stock options at December 31, 2010.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares (in millions)	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares (in millions)	Weighted Average Exercise Price
$4 – 6.3		8	$5.08	.3	$5.08
7 – 9	1.0	8	8.01	.5	7.99
10-12.1		9	11.02	.1	10.88

Total	1.4	8	7.50	.9	7.14

Other Stock Plans

In addition to the stock plans described above, we maintain an upper-middle management plan, an employee stock purchase plan and, in 2009, granted broad-based stock awards to all employees. These awards are all time-based equity awards that vest within three years of the grant date and are expensed based on the grant date fair value. During 2010, 2009 and 2008 we granted 120,000 shares, 331,000 shares and 51,000 shares, respectively, under these programs and recorded expenses of $2.2 million, $1.4 million and $1.1 million, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees meeting certain eligibility requirements and electing participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our recorded liability for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2010.

10. Discontinued Operations

We disposed of two hotels in 2010 (one of which was classified as held-for-sale as of December 31, 2009), six hotels in 2009 and two hotels in 2008. The 2009 dispositions include one hotel for which our ground lease expired in 2009 and, in connection therewith, the hotel reverted back to the ground lessor in 2010. The operations for these hotels are included in discontinued operations. The following table summarizes the revenues, income before taxes, and the gain on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition for the periods presented (in millions):

	2010	2009	2008
Revenues	$5	$72	$175
Income before taxes	(3)	(88)	9
Gain (loss) on disposals, net of tax	(2)	26	24

Net income (loss) attributable to Host Inc. is allocated between continuing and discontinued operations as follows for the years ended December 31, (in millions):

	2010	2009	2008
Income (loss) from continuing operations, net of tax	$(126)	$(192)	$365
Discontinued operations, net of tax	(4)	(60)	30

Net income (loss) attributable to Host Hotels & Resorts, Inc.	$(130)	$(252)	$395

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) attributable to Host L.P. is allocated between continuing and discontinued operations as follows for the years ended December 31, (in millions):

	2010	2009	2008
Income (loss) from continuing operations, net of tax	$(128)	$(196)	$380
Discontinued operations, net of tax	(4)	(61)	31

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(132)	$(257)	$411

11. Acquisitions

We record the assets acquired, liabilities assumed and non-controlling interests at fair value as of the acquisition date. Furthermore, acquisition-related costs, such as broker fees, transfer taxes, due diligence costs and legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets. We acquired four hotel assets during 2010 and recorded $8 million of acquisition-related expenses. The acquisitions are consistent with our strategy of acquiring luxury and upper upscale hotels in major urban markets. We recorded the purchase price of the acquired assets and liabilities at the estimated fair value on the date of purchase. For 2010, our property acquisitions were as follows:

•	on September 30, 2010, we acquired the 245-room JW Marriott, Rio de Janeiro for approximately R$80 million ($47 million);

•

on September 2, 2010, we formed a joint venture with a subsidiary of Istithmar World to purchase the 270-room W New York, Union Square. We have a 90% interest and serve as the managing member of the joint venture and, therefore, consolidate the entity. The joint venture purchased the hotel for $188 million, which, in addition to cash consideration, includes the assumption of $115 million of mortgage debt, with a fair value of $119 million, and other liabilities valued at $8.5 million. The fair value of the debt was determined using the present value of future cash flows. Additionally, in conjunction with the acquisition, the joint venture purchased restricted cash and FF&E reserve funds at the hotel of $11 million;

•	on August 11, 2010, we acquired the 424-room Westin Chicago River North for approximately $165 million; and

•

on July 22, 2010, we acquired the leasehold interest in the 266-room Le Méridien Piccadilly in London, England for £64 million ($98 million), including cash consideration of approximately £31 million ($47 million) and the assumption of a £33 million ($51 million) mortgage which approximates fair value. As part of the purchase of the leasehold interest, we acquired restricted cash at the hotel of £4 million ($6 million). In connection with the acquisition, we assumed a capital lease obligation which we valued at £38 million ($58 million). The capital lease obligation is included in debt on the accompanying consolidated balance sheets and increased the book value of the leasehold interest purchased (See Note 7 – “Leases”). We also recorded a deferred tax liability of £19 million ($30 million) and a deferred tax asset of £11 million ($17 million) and goodwill of £8 million ($13 million) related to the difference in the hotel valuation measured at fair value on the acquisition date and the tax basis of the asset. We drew £37 million ($56 million) from our credit facility to fund the cash portion of the acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in millions):

Property and equipment	$557
Goodwill	13
Deferred tax asset	17
Restricted cash, FF&E reserve and other assets	24

Total assets	$611

Mortgage debt	(168)
Capital lease obligation	(58)
Deferred tax liability	(30)
Other liabilities	(13)

Net assets acquired	$342

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our summarized unaudited consolidated pro forma results of operations, assuming the acquisitions occurred on January 1, 2009, are as follows (in millions, except per share and per unit amounts):

	Year ended
	December 31, 2010	December 31, 2009
Revenues	$4,529	$4,263
Loss from continuing operations	(134)	(202)
Net loss	(138)	(263)

Host Inc.:
Net loss available to common shareholders	(144)	(266)
Basic earnings (loss) per common share:
Continuing operations	$(.21)	$(.34)
Discontinued operations	(.01)	(.11)

Basic loss per common share	$(.22)	$(.45)

Diluted earnings (loss) per common share:
Continuing operations	$(.21)	$(.35)
Discontinued operations	(.01)	(.11)

Diluted loss per common share	$(.22)	$(.46)

Host L.P.:
Net loss available to common unitholders	(145)	(271)
Basic earnings (loss) per common unit:
Continuing operations	$(.22)	$(.35)
Discontinued operations	—	(.10)

Basic loss per common unit	$(.22)	$(.45)

Diluted earnings (loss) per common unit:
Continuing operations	$(.22)	$(.36)
Discontinued operations	—	(.10)

Diluted loss per common unit	$(.22)	$(.46)

For 2010, we have included $56.5 million of revenues and $3.1 million of net income in our consolidated statements of operations related to the operations of our hotels acquired.

12. Notes Receivable

On April 13, 2010, we acquired, at a discount, the two most junior tranches of a €427 million ($581 million) mortgage loan that is secured by six hotels located in Europe with a face value of €64 million ($87 million). Interest payments for the tranches are based on the 90-day EURIBOR rate plus 303 basis points, or approximately 3.8%, and the loan is performing. We record interest income on the loan based on the implicit interest rate required to accrete the book value of the receivable to an amount equal to the expected cash receipts for both the principal and interest through maturity. For 2010, we recorded interest income of €1.2 million ($1.6 million). The borrower exercised its first of two, one-year extension options in October 2010. The execution of the second one-year extension is subject to debt service coverage requirements.

13. Fair Value Measurements

Overview

Our recurring fair value measurements consist of the valuation of our derivative instruments, which may or may not be designated as accounting hedges. No transactions requiring non-recurring fair value measurements

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

occurred in 2010 other than those associated with our acquisitions discussed in Note 11 – “Acquisitions.” Non-recurring fair value measurements during 2009 consisted of the impairment of four of our hotel properties and an other-than-temporary impairment of our investment in the European joint venture.

In evaluating the fair value of both financial and non-financial assets and liabilities, GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (observable inputs) and a reporting entity’s own assumptions about market data (unobservable inputs). The requirements are intended to increase the consistency and comparability of fair value measurements and the related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction (an exit price). Assets and liabilities are measured using inputs from three levels of the fair value hierarchy. The three levels are as follows:

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

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements that we completed during 2009 (there were none in 2010) due to the impairment of non-financial assets (in millions):

		Fair Value at Measurement Date Using
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives (1)	$10.6	$—	$10.6	$—
Forward currency purchase contracts (1) (2)	6.9	—	6.9	—

		Fair Value at Measurement Date Using
	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives (1)	$(1.0)	$—	$(1.0)	$—
Forward currency purchase contracts (1)	1.7	—	1.7	—
Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (2)	78	—	73	5
Impaired hotel properties sold (2)	—	—	35	—
European joint venture investment (2)	138	—	—	125

(1)	These derivative contracts have been designated as hedging instruments.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2009.

Derivatives and Hedging

Interest rate swap derivatives. We have three interest rate swap agreements for an aggregate notional amount totaling $300 million related to The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa mortgage loan in the amount of $300 million. We entered into the derivative instruments to hedge changes in the fair value of the fixed-rate mortgage that occur as a result of changes in the 3-month LIBOR rate. As a result, we will pay a floating interest rate equal to the 3-month LIBOR plus a spread which ranges from 2.7% to 3.2%, as opposed to the fixed rate of 5.531%, on the notional amount of $300 million through March 1, 2014. During 2010 and 2009, the cash settlement received under the swap agreement decreased interest expense by $6 million and $1 million, respectively.

We have designated these derivatives as fair value hedges. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. As of December 31, 2010 and December 31, 2009, we recorded an asset of $10.6 million and a liability of $1 million, respectively, related to the fair value of the swaps. The changes in the fair value of the derivatives are largely offset by corresponding changes in the fair value of the underlying debt due to changes in the 3-month LIBOR rate, which is recorded as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value in the underlying debt, which was not significant for the periods presented, is considered the ineffective portion of the hedging relationship and is recognized in net income/loss.

Foreign Currency Forward Purchase Contracts. We have four foreign currency forward purchase contracts totaling €80 million (approximately $114 million) to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. Under these transactions, we will sell the Euro amount, and receive the U.S. Dollar amount on the forward purchase date. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to accumulated other comprehensive income within the equity portion of our balance sheet. The forward purchase contracts are valued based on the forward yield curve of the Euro to U.S. Dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The following table summarizes our four foreign currency purchase contracts (in millions):

Transaction Date	Transaction Amount in Euros	Transaction Amount in Dollars	Forward Purchase Date	Fair Value as of December 31,		Change in Fair Value
				2010	2009	2010	2009
February 2008	€30	$43	August 2011	$2.8	$(.1)	$2.9	$(1.8)
February 2008	15	22	February 2013	2.2	.7	1.5	(1.2)
May 2008	15	23	May 2014	2.9	1.1	1.8	(1.4)
July 2010	20	26	October 2014	(1.0)	—	(1.0)	—

Total	€80	$114		$6.9	$1.7	$5.2	$(4.4)

Impairment

Impairment of Hotel Properties. We evaluate our hotel portfolio for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. During 2009, we identified several properties that may be sold prior to the end of their previously estimated useful lives or that had current or projected operating losses or other events or circumstances indicating a reduction in value or change in intended use. Properties exhibiting these characteristics were tested for impairment based on management’s estimate of expected future undiscounted cash flows from operations and sale during our expected remaining hold period. The fair value of these properties was determined based on either a discounted cash flow analysis or negotiated sales price. Based on these assessments, we recorded non-cash impairment charges totaling $97 million for 2009 of which $20 million is included in depreciation and amortization and the remaining $77 million in discontinued operations. There were no impairment charges recorded in 2010.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other-than-temporary impairment of investment. During 2009, we determined that our investment in the European joint venture was impaired based on the reduction of distributable cash flows from the joint venture, which has been caused primarily by a decline in cash flows generated by the properties. We believe this impairment to be other-than-temporary because the time period over which the joint venture may be able to improve operations such that our investment would be fully recoverable is constrained by the remaining life of the joint venture. As a result, we recorded a non-cash impairment charge totaling $34 million in equity in earnings (losses) of affiliates based on the difference between our investment’s estimated fair value and its carrying value. As of December 31, 2010, we determined that our investment was not impaired.

Other Assets and Liabilities

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

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial assets
Mortgage notes	$55	$77	$—	$—
Other notes receivable	—	—	11	11
Financial liabilities
Senior notes	3,093	3,200	3,411	3,473
Exchangeable Senior Debentures	1,156	1,471	1,123	1,246
Credit facility	58	58	—	—
Mortgage debt and other, net of capital leases	1,110	1,107	1,302	1,269
14. Relationship with Marriott International

We have entered into various agreements with Marriott, including the management of approximately 60% of our owned hotels, the management of 53 hotels leased from HPT and financing for joint ventures or partnerships, including our JW Marriott Hotel, Mexico City, Mexico and certain limited administrative services.

In 2010, 2009 and 2008, we paid Marriott $111 million, $105 million and $178 million, respectively, in hotel management fees for our owned hotels and approximately $1 million in franchise fees for each of 2010, 2009 and 2008. Additionally, in 2010, we paid $7 million of management fees for the hotels leased from HPT subsequent to the cancellation of the sublease on July 6, 2010. Included in the management fees are amounts paid to The Ritz-Carlton Hotel Company, LLC (Ritz-Carlton), Courtyard Management Corporation and Residence Inn Management Corporation.

We enter into negotiations with Marriott from time to time in order to secure mutually beneficial modifications to the terms of management agreements on an individual or portfolio-wide basis, most typically in connection with repositioning projects or substantial capital investments at our properties. We negotiated amendments to various management agreements with Marriott which became effective in 2006 and agreed, among other matters, to waive performance termination tests through the end of fiscal year 2009, which, based on the terms of agreement, were extended through fiscal year 2011, to modify certain extension tests which condition the manager’s ability to renew the management agreements, and to extend certain contracts for ten additional years. As part of this negotiation, Marriott agreed to make cash payments to us, over time, to reduce an existing cap on the costs and expenses related to chain services that are provided on a centralized basis, as well as to establish a cap on certain other costs, to provide us with an incentive to increase our capital expenditures at the hotels through 2008, to waive certain deferred management fees, and to modify the incentive management fee on certain contracts. We agreed to use a portion of Marriott’s cash payments for brand reinvestment projects at various hotels in our portfolio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Marriott International

As of December 31, 2010, 66 of our hotels were subject to management agreements under which Marriott or one of their subsidiaries manages the hotels, generally for an initial term of 15 to 20 years with one or more renewal terms at the option of Marriott. Marriott typically receives a base fee of three percent of gross revenues and incentive management fees generally equal to 20% of operating profit after we have received a priority return. In addition, one of these hotels also is subject to a royalty agreement, which agreement provides an incentive royalty fee equal to one percent of net revenues. We have the option to terminate certain management agreements if specified performance or extension thresholds are not satisfied. A single agreement may be canceled under certain conditions, although such cancellation will not trigger the cancellation of any other agreement.

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

Ritz-Carlton

As of December 31, 2010, we hold management agreements with Ritz-Carlton, a wholly-owned subsidiary of Marriott, to manage eight of our hotels. These agreements have an initial term of 15 to 25 years with one or more renewal terms at the option of Ritz-Carlton. Base management fees vary from two to five percent of sales and incentive management fees, if any, are generally equal to 20% of available cash flow or operating profit, after we have received a priority return as defined in the agreements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Starwood

As of December 31, 2010, 20 of our domestic hotels are subject to operating and license agreements with Starwood, under which Starwood operates the hotels, for an initial term of 20 years, with two renewal terms of 10 years each. Starwood receives compensation in the form of a base fee of 1% of annual gross operating revenues, and an incentive fee of 20% of annual gross operating profit, after we have received a priority return of 10.75% on our purchase price and other investments in the hotels.

The license agreements address matters relating to the subject brand, including rights to use service marks, logos, symbols and trademarks, such as those associated with Westin, Sheraton, W, Luxury Collection and St. Regis, as well as matters relating to compliance with certain standards and policies (including through other agreements in the case of certain hotels) and the provision of certain system program and centralized services. The license agreements have an initial term of 20 years each, with two renewal terms of 10 years each at the option of the licensor. Licensors receive compensation in the form of license fees of 5% of room sales and 2% of food and beverage sales.

We have termination rights relating to the operating agreements on 10 specified hotels upon the sale of those hotels. Such termination rights are active with respect to one of such hotels. With respect to nine of the 10 specified hotels, we have the right beginning in 2016 to sell 35% of such hotels (measured by EBITDA), not to exceed two hotels annually, free and clear of the existing operating agreement over a period of time without the payment of a termination fee. With respect to any termination of an operating agreement on sale, the proposed purchaser would need to meet the requirements for transfer under the applicable license agreement.

One of our international hotels is subject to an operating and license agreement with Starwood, under which Starwood operates the hotel for a term of 15 years. Starwood receives a combined base and license fee equal to three percents of total revenues.

Other Managers

As of December 31, 2010, we also hold management agreements with hotel management companies such as Hyatt, Hilton, Four Seasons and Fairmont for 17 of our hotels. These agreements generally provide for an initial term of 10 to 20 years, with renewal terms at the option of either party or, in some cases, the hotel management company of up to an additional one to 20 years. The agreements generally provide for payment of base management fees equal to one to four percent of sales. These agreements also provide for incentive management fees generally equal to 10 to 30 percent of available cash flow, operating profit, or net operating income, as defined in the agreements, after we have received a priority return.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our office buildings) are immaterial and meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our foreign operations consist of four properties located in Canada, two properties located in Chile, one property located in Brazil, one property located in Mexico and one property located in the United Kingdom. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2010		2009		2008
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$4,253	$10,095	$4,006	$10,013	$4,941	$10,541
Brazil	8	48	—	—	—	—
Canada	109	131	96	135	119	123
Chile	29	56	25	53	32	45
Mexico	21	29	17	30	27	30
United Kingdom	17	155	—	—	—	—

Total	$4,437	$10,514	$4,144	$10,231	$5,119	$10,739

17. Guarantees and Contingencies

We have certain guarantees which consist of commitments we have made to third parties for leases or debt that are not recognized in our consolidated financial statements due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain divested restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $18 million as of December 31, 2010.

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

•

In connection with the Starwood acquisition, we have three properties with environmental liabilities, primarily asbestos in non-public areas of the properties, for which we have recorded the present value of the liability, or approximately $3 million. The amount is based on management’s estimate of the timing and future costs to remediate the liability. We will record the accretion expense over the period we intend to hold the hotel or until the item is remediated.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Legal Proceedings

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

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages plus statutory interest. Keystone will only be entitled to receive one of these damages awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. Based on the range of possible outcomes, we have accrued a potential litigation loss of approximately $47 million.

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

19. Supplemental Guarantor and Non-Guarantor Information for Host L.P.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following condensed consolidating financial information sets forth the financial position as of December 31, 2010 and 2010 and results of operations and cash flows for each of the years in the three year period ending December 31, 2010 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Balance Sheets

(in millions)

December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$675	$5,253	$4,586	$—	$10,514
Due from managers	(22)	1	66	—	45
Investments in affiliates	6,661	1,547	22	(8,082)	148
Rent receivable	—	34	—	(34)	—
Deferred financing costs, net	38	—	6	—	44
Furniture, fixtures and equipment replacement fund	67	30	55	—	152
Other	306	122	351	(426)	353
Restricted cash	29	1	11	—	41
Cash and cash equivalents	749	29	335	—	1,113

Total assets	$8,503	$7,017	$5,432	$(8,542)	$12,410

Debt	$1,883	$2,668	$1,178	$(252)	$5,477
Rent payable	—	—	34	(34)	—
Other liabilities	127	168	290	(174)	411

Total liabilities	2,010	2,836	1,502	(460)	5,888
Limited partnership interests of third parties	191	—	—	—	191
Capital	6,302	4,181	3,901	(8,082)	6,302

Total liabilities and capital	8,503	7,017	5,403	(8,542)	12,381
Non-controlling interests — consolidated partnerships	—	—	29	—	29

Total liabilities, limited partnership interest of third parties and capital	$8,503	$7,017	$5,432	$(8,542)	$12,410

December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$722	$5,210	$4,299	$—	$10,231
Assets held for sale	—	8	—	—	8
Due from managers	(23)	1	53	(2)	29
Investments in affiliates	5,887	1,199	28	(6,961)	153
Rent receivable	—	37	—	(37)	—
Deferred financing costs, net	42	—	7	—	49
Furniture, fixtures and equipment replacement fund	40	32	52	—	124
Other	231	64	344	(375)	264
Restricted cash	—	—	53	—	53
Cash and cash equivalents	1,340	34	268	—	1,642

Total assets	$8,239	$6,585	$5,104	$(7,375)	$12,553

Debt	$1,774	$3,004	$1,327	$(268)	$5,837
Rent payable	—	—	37	(37)	—
Other liabilities	139	172	166	(109)	368

Total liabilities	1,913	3,176	1,530	(414)	6,205
Limited partnership interests of third parties	139	—	—	—	139
Capital	6,187	3,409	3,552	(6,961)	6,187

Total liabilities and capital	8,239	6,585	5,082	(7,375)	12,531
Non-controlling interests – consolidated partnerships	—	—	22	—	22

Total liabilities, limited partnership interest of third parties and capital	$8,239	$6,585	$5,104	$(7,375)	$12,553

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$126	$607	$4,432	$(728)	$4,437
Hotel operating expenses	—	—	(3,028)	—	(3,028)
Other property-level expenses	(24)	(138)	(327)	—	(489)
Depreciation and amortization	(57)	(295)	(240)	—	(592)
Corporate and other expenses	(7)	(54)	(47)	—	(108)
Gain on insurance settlement	—	—	3	—	3
Rental expense	—	—	(728)	728	—
Interest income	8	5	11	(16)	8
Interest expense	(108)	(213)	(79)	16	(384)
Net gains (losses) on property transactions and other	(11)	—	12	—	1
Gain (loss) on foreign currency transactions and derivatives	(4)	—	(2)	—	(6)
Equity in earnings (losses) of affiliates	(49)	59	3	(14)	(1)

Income (loss) before income taxes	(126)	(29)	10	(14)	(159)
Benefit (provision) for income taxes	(2)	—	33	—	31

INCOME (LOSS) FROM CONTINUING OPERATIONS	(128)	(29)	43	(14)	(128)
Income (loss) from discontinued operations, net of tax	(4)	(2)	(1)	3	(4)

NET INCOME (LOSS)	(132)	(31)	42	(11)	(132)
Less: Net (income) loss attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(132)	$(31)	$42	$(11)	$(132)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$124	$593	$4,138	$(711)	$4,144
Hotel operating expenses	—	—	(2,878)	—	(2,878)
Other property-level expenses	(21)	(145)	(220)	—	(386)
Depreciation and amortization	(60)	(312)	(243)	—	(615)
Corporate and other expenses	(8)	(59)	(49)	—	(116)
Rental expense	—	—	(711)	711	—
Interest income	11	3	12	(19)	7
Interest expense	(93)	(227)	(78)	19	(379)
Net gains on property transactions and other	1	—	13	—	14
Gain on foreign currency transactions and derivatives	4	—	1	—	5
Equity in earnings (losses) of affiliates	(153)	49	(2)	74	(32)

Income (loss) before income taxes	(195)	(98)	(17)	74	(236)
Benefit (provision) for income taxes	(2)	—	41	—	39

INCOME (LOSS) FROM CONTINUING OPERATIONS	(197)	(98)	24	74	(197)
Income (loss) from discontinued operations, net of tax	(61)	(15)	(5)	20	(61)

NET INCOME (LOSS)	(258)	(113)	19	94	(258)
Less: Net (income) loss attributable to non-controlling interests	—	—	1	—	1

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(258)	$(113)	$20	$94	$(257)

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$134	$782	$5,115	$(912)	$5,119
Hotel operating expenses	—	—	(3,387)	—	(3,387)
Other property-level expenses	(23)	(156)	(205)	—	(384)
Depreciation and amortization	(58)	(269)	(228)	—	(555)
Corporate and other expenses	(6)	(29)	(23)	—	(58)
Gain on insurance settlement	—	—	7	—	7
Rental expense	—	—	(912)	912	—
Interest income	26	6	18	(30)	20
Interest expense	(97)	(226)	(82)	30	(375)
Net gains (losses) on property transactions	(2)	—	4	—	2
Gain (loss) on foreign currency transactions and derivatives	(18)	—	19	—	1
Equity in earnings (losses) of affiliates	411	126	2	(549)	(10)

Income (loss) before income taxes	367	234	328	(549)	380
Benefit (provision) for income taxes	16	—	(13)	—	3

INCOME (LOSS) FROM CONTINUING OPERATIONS	383	234	315	(549)	383
Income (loss) from discontinued operations, net of tax	31	14	1	(15)	31

NET INCOME (LOSS)	414	248	316	(564)	414
Less: Net income attributable to non-controlling interests	—	—	(3)	—	(3)

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$414	$248	$313	$(564)	$411

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year Ended December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$22	$239	$259	$520

INVESTING ACTIVITIES
Proceeds from sales of assets, net	3	9	—	12
Acquisitions	—	(164)	(178)	(342)
Deposits for acquisitions	(38)	—	—	(38)
Deferred sale proceeds received from HPT	—	—	17	17
Investment in affiliates	(1)	—	—	(1)
Purchase of mortgage note on a portfolio of hotels	—	(53)	—	(53)
Capital expenditures	(20)	(154)	(135)	(309)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(17)	3	(3)	(17)
Change in FF&E replacement funds designated as restricted cash	—	—	22	22
Property insurance proceeds	—	—	3	3

Cash used in investing activities	(73)	(359)	(274)	(706)

FINANCING ACTIVITIES
Financing costs	(9)	—	(1)	(10)
Issuance of debt	500	—	—	500
Draw on credit facility	56	—	—	56
Repurchase/redemption of senior notes, including exchangeable debentures	(821)	—	—	(821)
Mortgage debt prepayments and scheduled maturities	—	—	(364)	(364)
Scheduled principal repayments	—	(2)	(11)	(13)
Common OP unit issuance	406	—	—	406
Redemption of preferred OP units	(101)	—	—	(101)
Distributions on common OP units	(20)	—	—	(20)
Distributions on preferred OP units	(6)	—	—	(6)
Distributions to non-controlling interests	—	—	(4)	(4)
Contributions from non-controlling interests	—	—	11	11
Change in restricted cash for financing activities	5	(1)	19	23
Transfers to/from Parent	(551)	119	432	—

Cash provided by (used in) financing activities	(541)	116	82	(343)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(592)	$(4)	$67	$(529)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2009

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$64	$197	$291	$552

INVESTING ACTIVITIES
Proceeds from sales of assets, net	30	143	26	199
Proceeds from sale of interest in CMB Joint Venture LLC	13	—	—	13
Investment in and return of capital from affiliates, net	32	—	—	32
Capital expenditures	(24)	(173)	(143)	(340)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(4)	20	(22)	(6)
Changes in FF&E replacement funds designated as restricted cash	—	(4)	(10)	(14)

Cash provided by (used in) investing activities	47	(14)	(149)	(116)

FINANCING ACTIVITIES
Financing costs	(15)	—	(5)	(20)
Issuance of debt	786	—	120	906
Repayment on credit facility	(410)	—	—	(410)
Repurchase/redemption of senior notes, including exchangeable debentures	(139)	—	—	(139)
Mortgage debt prepayments and scheduled maturities	—	(342)	—	(342)
Scheduled principal repayments	—	(3)	(11)	(14)
Common OP unit issuance	767	—	—	767
Distributions on common OP units	(43)	—	—	(43)
Distributions on preferred OP units	(9)	—	—	(9)
Distributions to non-controlling interests	—	—	(2)	(2)
Change in restricted cash for financing activities	—	3	1	4
Transfers to/from Parent	37	149	(186)	—

Cash provided by (used in) financing activities	974	(193)	(83)	698

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,085	$(10)	$59	$1,134

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2008

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$60	$401	$559	$1,020

INVESTING ACTIVITIES
Proceeds from sales of assets, net	14	24	—	38
Investment in affiliates	(77)	—	—	(77)
Capital expenditures	(54)	(356)	(262)	(672)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(4)	5	2	3
Changes in FF&E replacement funds designated as restricted cash	—	6	—	6
Other	—	—	(14)	(14)

Cash used in investing activities	(121)	(321)	(274)	(716)

FINANCING ACTIVITIES
Financing costs	(3)	—	(5)	(8)
Issuances of debt	—	—	300	300
Draws on credit facility	410	—	—	410
Repurchase/redemption of senior notes, including exchangeable debentures	(82)	—	—	(82)
Mortgage debt prepayments and scheduled maturities	—	(34)	(211)	(245)
Scheduled principal repayments	—	(6)	(10)	(16)
Common OP unit repurchase	(100)	—	—	(100)
Distributions on common OP units	(542)	—	—	(542)
Distributions on preferred OP units	(9)	—	—	(9)
Distributions to non-controlling interests	—	—	(8)	(8)
Change in restricted cash for financing activities	—	1	15	16
Transfers to/from Parent	346	(60)	(286)	—

Cash provided by (used in) financing activities	20	(99)	(205)	(284)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(41)	$(19)	$80	$20

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly Financial Data (unaudited)

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$823	$1,114	$1,006	$1,494
Operating profit (loss)	(2)	110	23	91
Income (loss) from continuing operations	(82)	20	(61)	(4)
Income (loss) from discontinued operations	(2)	—	—	(2)
Net income (loss)	(84)	20	(61)	(6)
Net income (loss) attributable to Host Hotels & Resorts, Inc.	(84)	19	(58)	(6)
Net income (loss) available to common stockholders	(86)	13	(58)	(6)
Basic income (loss) per common share:
Continuing operations	(.13)	.02	(.09)	(.01)
Discontinued operations	—	—	—	—
Net income (loss)	(.13)	.02	(.09)	(.01)
Diluted income (loss) per common share:
Continuing operations	(.13)	.02	(.09)	(.01)
Discontinued operations	—	—	—	—
Net income (loss)	(.13)	.02	(.09)	(.01)
Host Hotels & Resorts, L.P.(1):
Net income (loss) attributable to Host Hotels & Resorts, L.P.	(85)	19	(59)	(6)
Net income (loss) available to common unitholders	(87)	13	(59)	(6)
Basic income (loss) per common unit:
Continuing operations	(.14)	.02	(.09)	(.01)
Discontinued operations	—	—	—	—
Net income (loss)	(.14)	.02	(.09)	(.01)
Diluted income (loss) per common unit:
Continuing operations	(.14)	.02	(.09)	(.01)
Discontinued operations	—	—	—	—
Net income (loss)	(.14)	.02	(.09)	(.01)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$864	$1,051	$903	$1,326
Operating profit (loss)	20	104	(8)	33
Income (loss) from continuing operations	(54)	(11)	(67)	(65)
Income (loss) from discontinued operations	(6)	(58)	9	(7)
Net loss	(60)	(69)	(58)	(72)
Net loss attributable to Host Hotels & Resorts, Inc.	(59)	(68)	(55)	(71)
Net loss available to common stockholders	(61)	(70)	(57)	(73)
Basic income (loss) per common share:
Continuing operations	(.11)	(.02)	(.11)	(.11)
Discontinued operations	(.01)	(.10)	.02	(.01)
Net loss	(.12)	(.12)	(.09)	(.12)
Diluted income (loss) per common share:
Continuing operations	(.11)	(.02)	(.11)	(.11)
Discontinued operations	(.01)	(.10)	.02	(.01)
Net loss	(.12)	(.12)	(.09)	(.12)
Host Hotels & Resorts, L.P.(1):
Net loss attributable to Host Hotels & Resorts, L.P.	(60)	(69)	(56)	(72)
Net loss available to common unitholders	(62)	(71)	(58)	(74)
Basic income (loss) per common unit:
Continuing operations	(.11)	(.02)	(.11)	(.11)
Discontinued operations	(.01)	(.10)	.02	(.01)
Net loss	(.12)	(.12)	(.09)	(.12)
Diluted income (loss) per common unit:
Continuing operations	(.11)	(.02)	(.11)	(.11)
Discontinued operations	(.01)	(.10)	.02	(.01)
Net loss	(.12)	(.12)	(.09)	(.12)

(1)	Other income statement line items not presented for Host L.P. are equal to the amounts presented for Host Inc.

The sum of the basic and diluted earnings per common share and OP units for the four quarters in all years presented differs from the annual earnings per common share and OP units due to the required method of computing the weighted average number of shares and OP units in the respective periods.

21. Subsequent Events

On February 18, 2011, we completed the acquisition of a portfolio of seven midscale and upscale hotels in New Zealand for approximately $145 million, including $80 million of mortgage debt. This acquisition is consistent with our acquisition strategy in the Asia-Pacific where, in addition to acquiring upper upscale properties, we also will pursue the acquisition or development of midscale and upscale hotels. The properties are located in the cities of Auckland, Queenstown, Christchurch and Wellington and will be operated by Accor under the ibis and Novotel brands. The portfolio is comprised of the following hotels:

•	The 273-room Hotel Novotel Queenstown Lakeside;

•	The 193-room Hotel Novotel Christchurch Cathedral Square;

•	The 147-room Hotel Novotel Auckland Ellerslie;

•	The 139-room Hotel Novotel Wellington;

•	The 200-room Hotel ibis Wellington;

•	The 155-room Hotel ibis Christchurch; and

•	The 100-room Hotel ibis Ellerslie.

Due to the timing of the acquisition, the initial accounting for the business combination has not been completed. On February 22, 2011, Christchurch, New Zealand experienced an earthquake that resulted in the evacuation of the Hotel Novotel Christchruch Cathedral Square and the Hotel ibis Christchurch. Due to the restricted access to these sites, we have been unable to determine the extent of any property damage that may have occurred.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, subsequent to year end, we entered into agreements to purchase hotels in New York and San Diego as follows:

•

In January 2011, we entered into an agreement to acquire the 775-room New York Helmsley Hotel for $313.5 million. The acquisition is expected to close in March of 2011, subject to customary closing conditions.

•

In February 2011, we entered into an agreement to acquire the entity that owns the 1,625-room Manchester Grand Hyatt San Diego and certain related rights, for $570 million. The transaction is expected to close in March of 2011, and is subject to various closing conditions, including approval by the San Diego Unified Port District.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures (Host Hotels & Resorts, Inc.)

Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Host Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting of Host Inc., which appears in Item 8 of this report.

Controls and Procedures (Host Hotels & Resorts, L.P.)

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Host Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) is accumulated and communicated to our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2011 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.'s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Item 4 in Part I of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 10 of the Code of Business Conduct and Ethics, entitled Special Ethics Obligations of Employees with Financial Reporting Obligations. The Code is available at the Investor Information/Governance section of our website at www.hosthotels.com. A copy of the Code is available in print, free of charge, to stockholders and unitholders upon request to the company at the address set forth in Item 1 of this Annual Report under the section “Business —Where to Find Additional Information.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders entitled “Auditor Fees.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(i) FINANCIAL STATEMENTS

All financial statements of the registrants are set forth under Item 8 of this Report on Form 10-K.

(ii) FINANCIAL STATEMENT SCHEDULES

The following financial information is filed herewith on the pages indicated.

Financial Schedules:

Page
III.	Real Estate and Accumulated Depreciation.	S-1 to S-6

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(b) EXHIBITS

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

3.1	Articles of Restatement of Articles of Incorporation of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, L.P. Registration Statement on Form S-4 (SEC File No. 333-170934), filed on December 2, 2010).

3.1A	Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007).

Exhibit No.	Description

3.2	Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 6, 2008 (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on November 12, 2008).

4.	Instruments Defining Rights of Security Holders

4.1	See Exhibit 3.1 and 3.2 for provisions of the Articles and Bylaws of Host Hotels & Resorts, Inc. defining the rights of security holders. See Exhibit 3.1A for provisions of the Agreement of Limited Partnership of Host Hotels & Resorts, L.P. defining the rights of security holders.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott Corporation’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

4.3	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Current Report on Form 8-K dated August 6, 1998) (SEC File No. 001-05664).

4.4	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998) (SEC File No. 333-55807).

4.5	Amended and Restated Twelfth Supplemental Indenture, dated as of July 28, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatures thereto and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee to the Amended and Restated Indenture, dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended September 10, 2004, filed on October 19, 2004).

4.6	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

4.7	Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

4.8	Sixteenth Supplemental Indenture, dated March 10, 2005, by and among Host Marriott, L.P., the Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.19 of Host Marriott, L.P.’s Report on Form 8-K, filed on March 15, 2005).

4.9	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.26 of Host Marriott Corporation’s Current Report on Form 8-K, filed April 10, 2006).

Exhibit No.	Description

4.10	Twenty-Second Supplemental Indenture, dated November 2, 2006, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.27 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed November 7, 2006).

4.11	Twenty-Third Supplemental Indenture, dated March 23, 2007, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed March 29, 2007).

4.12	Registration Rights Agreement, dated March 23, 2007, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Goldman, Sachs & Co. and Banc of America Securities LLC, as representatives of the several Initial Purchasers named therein, related to the 2.625% Exchangeable Senior Debentures due 2027 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on March 29, 2007).

4.13	Twenty-Ninth Supplemental Indenture, dated May 11, 2009, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 11, 2009).

4.14	Thirty-Second Supplemental Indenture, dated December 22, 2009, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed December 23, 2009).

4.15	Registration Rights Agreement, dated December 22, 2009, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., in their capacity as representatives of the several initial purchasers of the debentures, related to the 2.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on December 23, 2009).

4.16	Thirty-Sixth Supplemental Indenture, dated October 25, 2010, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as successor to HSBC Bank USA (formerly Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on October 29, 2010).

10.	Material Contracts

10.1	Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.26 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.2	Trust Agreement between T. Rowe Price Trust Company and Host Marriott, L.P., dated November 23, 2005, relating to the Host Marriott, L.P. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006.)

Exhibit No.	Description

10.3	Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.4	Host Hotels & Resorts, L.P. Retirement and Savings Plan, as amended and restated, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.29 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.5	Host Hotels & Resorts, Inc.’s Non-Employee Director’s Deferred Stock Compensation Plan, as amended and restated, effective as of December 15, 2009 (incorporated by reference to Exhibit 10.30 of Host Hotels & Resorts, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010).

10.6	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.31 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.7	Form of Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.32 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed November 12, 2008).

10.8	Form of Restricted Stock Agreement for 2009 for use under the 1997 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.9	Form of Option Agreement for 2009 under the 1997 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.10	Form of Restricted Stock Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.11	Form of Option Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.12#	Second Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of May 27, 2010, by and among HST GP EURO B.V., HST LP EURO B.V., Stichting Pensioenfonds ABP, APG Strategic Real Estate Pool N.V. and Jasmine Hotels PTE Ltd. (incorporated by reference to Exhibit 10.37 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 18, 2010, filed on July 27, 2010).

10.13	Second Amended and Restated Credit Agreement, dated as of May 25, 2007, among Host Hotels & Resorts, L.P., Host Euro Business Trust, Certain Canadian Subsidiaries of Host Hotels & Resorts, L.P., Deutsche Bank AG New York Branch, Bank of America, N.A., Citicorp North America, Inc., Société Générale, Calyon New York Branch, and Various Lenders (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

10.14	Second Amended and Restated Pledge and Security Agreement, dated as of May 25, 2007, among Host Hotels & Resorts, L.P. and the other Pledgors named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

Exhibit No.	Description

10.15	Second Amended and Restated Subsidiaries Guaranty, dated as of May 25, 2007, by the subsidiaries of Host Hotels & Resorts, L.P. named as Guarantors therein (incorporated by reference to Exhibit 10.3 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed June 1, 2007).

10.16	Amendment No. 1 to Credit Agreement, dated as of April 22, 2008, among Host Hotels & Resorts, L.P., Host Holding Business Trust, Certain Subsidiaries of Host Hotels & Resorts, L.P., Deutsche Bank AG New York Branch and Various Lenders (incorporated by reference to Exhibit 10.41 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on April 28, 2008).

10.17	Amended and Restated Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Employee Stock Purchase Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on February 25, 2008).

10.18	Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

10.19	Sales Agency Financing Agreement, dated August 19, 2009, between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed with the Commission on August 20, 2009).

10.20	Sales Agency Financing Agreement, dated August 19, 2010, between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC, as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on August 20, 2010).

12.	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Years ended December 31, 2010, 2009 and 2008, respectively, for Host Hotels & Resorts Inc.; (ii) the Condensed Consolidated Balance Sheets at December 31, 2010, and December 31, 2009, respectively, for Host Hotels & Resorts Inc.; (iii) the Consolidated Statements of Equity and Comprehensive Income(Loss) for the Years ended December 31, 2010, 2009 and 2008, respectively, for Host Hotels & Resorts Inc.; (iv) the Condensed Consolidated Statement of Cash Flows for the Years ended December 31, 2010, 2009 and 2008, respectively, for Host Hotels & Resorts Inc.; (v) the Condensed Consolidated Statements of Operations for the Years ended December 31, 2010, 2009 and 2008, respectively, for Host Hotels & Resorts L.P.; (vi) the Condensed Consolidated Balance Sheets at December 31, 2010, and December 31, 2009, respectively, for Host Hotels & Resorts L.P.; (vii) the Consolidated Statements of Capital and Comprehensive Income(Loss) for the Years ended December 31, 2010, 2009 and 2008, respectively, for Host Hotels & Resorts L.P.; (viii) the Condensed Consolidated Statement of Cash Flows for the Years ended December 31, 2010, 2009 and 2008, respectively, for Host Hotels & Resorts L.P.; and (ix) Notes to the Consolidated Financial Statements that have been detail tagged. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, INC.

Date: February 24, 2011	By:	/S/ LARRY K. HARVEY
Larry K. Harvey
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 24, 2011
Richard E. Marriott

/s/ W. EDWARD WALTER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011
W. Edward Walter

/s/ LARRY K. HARVEY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 24, 2011
Larry K. Harvey

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2011
Brian G. Macnamara

/s/ WILLARD W. BRITTAIN	Director	February 24, 2011
Willard W. Brittain

/s/ TERENCE C. GOLDEN	Director	February 24, 2011
Terence C. Golden

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 24, 2011
Ann McLaughlin Korologos

/s/ JOHN B. MORSE, JR.	Director	February 24, 2011
John B. Morse, Jr.

/s/ GORDON H. SMITH	Director	February 24, 2011
Gordon H. Smith

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, LP

Date: February 24, 2011	By:	Host Hotels & Resorts, Inc., its general partner

	By:	/S/ LARRY K. HARVEY
Larry K. Harvey
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 24, 2011
Richard E. Marriott

/s/ W. EDWARD WALTER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011
W. Edward Walter

/s/ LARRY K. HARVEY Larry K. Harvey	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ BRIAN G. MACNAMARA Brian G. Macnamara	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2011

/s/ WILLARD W. BRITTAIN	Director	February 24, 2011
Willard W. Brittain

/s/ TERENCE C. GOLDEN	Director	February 24, 2011
Terence C. Golden

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 24, 2011
Ann McLaughlin Korologos

/s/ JOHN B. MORSE, JR.	Director	February 24, 2011
John B. Morse, Jr.

/s/ GORDON H. SMITH	Director	February 24, 2011
Gordon H. Smith

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(in millions)

Description	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2010				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hotels:
Arlington Pentagon City Residence Inn	—	6	29	6	6	35	41	14	—	1996	40
Atlanta Marriott Marquis	—	13	184	159	16	340	356	92	—	1998	40
Atlanta Marriott Perimeter Center	—	—	7	33	15	25	40	19	—	1976	40
Atlanta Marriott Suites Midtown	—	—	26	8	—	34	34	13	—	1996	40
Boston Marriott Copley Place	—	—	203	49	—	252	252	64	—	2002	40
Calgary Marriott	35	5	18	14	5	32	37	16	—	1996	40
Chicago Downtown Courtyard River North	—	7	27	11	7	38	45	17	—	1992	40
Chicago Marriott O’Hare	—	4	26	38	4	64	68	48	—	1998	40
Chicago Marriott Suites Downers Grove	—	2	14	5	2	19	21	8	—	1989	40
Chicago Marriott Suites O’Hare	—	5	36	6	5	42	47	14	—	1997	40
Coronado Island Marriott Resort	—	—	53	24	—	77	77	28	—	1997	40
Costa Mesa Marriott	—	3	18	6	3	24	27	10	—	1996	40
Courtyard Nashua	—	3	14	6	3	20	23	12	—	1989	40
Dallas/Addison Marriott Quorum by the Galleria	—	14	27	18	14	45	59	21	—	1994	40
Dayton Marriott	—	2	30	8	2	38	40	12	—	1998	40
Delta Meadowvale Resort & Conference Center	33	4	20	18	4	38	42	19	—	1996	40
Denver Marriott Tech Center Hotel	—	6	26	26	6	52	58	22	—	1994	40
Denver Marriott West	—	—	12	10	—	22	22	13	—	1983	40
Embassy Suites Chicago -Downtown/Lakefront	—	—	86	6	—	92	92	16	—	2004	40
Four Seasons Hotel Atlanta	—	5	48	18	6	65	71	22	—	1998	40
Four Seasons Hotel Philadelphia	—	26	60	20	27	79	106	28	—	1998	40
Gaithersburg Marriott Washingtonian Center	—	7	22	8	7	30	37	12	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	21	8	109	117	35	—	1998	40
Greensboro-Highpoint Marriott Airport	—	—	19	8	—	27	27	13	—	1983	40
Harbor Beach Marriott Resort & Spa	134	—	62	99	—	161	161	63	—	1997	40
Hartford Marriott Rocky Hill	—	—	17	5	—	22	22	11	—	1991	40
Hilton Singer Island Oceanfront Resort	—	3	10	11	2	22	24	12	—	1986	40
Houston Airport Marriott	—	—	10	37	—	47	47	37	—	1984	40
Houston Marriott at the Texas Medical Center	—	—	19	17	—	36	36	17	—	1998	40
Hyatt Regency Cambridge	—	18	84	4	19	87	106	34	—	1998	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(in millions)

Description	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2010				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hyatt Regency Maui Resort & Spa on Kaanapali Beach	—	92	212	26	92	238	330	47	—	2003	40
Hyatt Regency Reston	—	11	78	17	12	94	106	31	—	1998	40
Hyatt Regency San Francisco, Burlingame	—	16	119	49	20	164	184	53	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	17	40	247	287	35	—	2006	40
JW Marriott Desert Springs Resort & Spa	—	13	143	110	14	252	266	89	—	1997	40
JW Marriott Hotel Buckhead Atlanta	—	16	21	17	16	38	54	22	—	1990	40
JW Marriott Hotel Houston	—	4	26	22	6	46	52	24	—	1994	40
JW Marriott Mexico City	—	11	35	7	10	43	53	28	—	1996	40
JW Marriott Rio de Janeiro	—	13	29	1	13	30	43	0	—	2010	40
JW Marriott Washington, DC	117	26	98	41	26	139	165	46	—	2003	40
Kansas City Airport Marriott	—	—	8	22	—	30	30	25	—	1993	40
Key Bridge Marriott	—	—	38	31	—	69	69	53	—	1997	40
Le Méridien Piccadilly	50	—	148	4	—	152	152	2	—	2010	40
Manhattan Beach Marriott	—	7	29	14	—	50	50	22	—	1997	40
Marina del Rey Marriott	—	—	13	23	—	36	36	15	—	1995	40
Marriott at Metro Centre	—	20	24	18	20	42	62	19	—	1994	40
Memphis Marriott Downtown	—	—	16	34	—	50	50	21	—	1998	40
Miami Marriott Biscayne Bay	—	—	27	27	—	54	54	21	—	1998	40
Minneapolis Marriott City Center	—	—	27	39	—	66	66	39	—	1986	40
New Orleans Marriott	—	16	96	106	16	202	218	85	—	1996	40
New York Marriott Downtown	—	19	79	39	19	118	137	47	—	1997	40
New York Marriott Marquis Times Square	—	—	552	132	—	684	684	410	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	4	—	34	34	20	—	1984	40
Newport Beach Marriott Bayview	—	6	14	8	6	22	28	9	—	1975	40
Newport Beach Marriott Hotel & Spa	104	11	13	112	11	125	136	60	—	1975	40
Orlando World Center Marriott Resort & Convention Center	246	18	157	319	29	465	494	147	—	1997	40
Park Ridge Marriott	—	—	20	10	—	30	30	11	—	1987	40
Philadelphia Airport Marriott	—	—	42	8	—	50	50	19	—	1995	40
Philadelphia Marriott Downtown	—	3	144	66	11	202	213	78	—	1995	40
Portland Marriott Downtown Waterfront	—	6	40	20	6	60	66	26	—	1994	40
San Antonio Marriott Rivercenter	—	—	86	72	—	158	158	56	—	1996	40
San Antonio Marriott Riverwalk	—	—	45	17	—	62	62	25	—	1995	40
San Cristobal Tower, Santiago	—	7	15	3	8	17	25	2	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(in millions)

Description	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2010				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
San Diego Marriott Hotel & Marina	—	—	202	227	—	429	429	136	—	1996	40
San Diego Marriott Mission Valley	—	4	23	10	4	33	37	14	—	1998	40
San Francisco Airport Marriott	—	11	48	37	12	84	96	37	—	1994	40
San Francisco Marriott Fisherman’s Wharf	—	6	20	17	6	37	43	18	—	1994	40
San Francisco Marriott Marquis	—	—	278	90	—	368	368	173	—	1989	40
San Ramon Marriott	—	—	22	17	—	39	39	15	—	1996	40
Santa Clara Marriott	—	—	39	53	—	92	92	63	—	1989	40
Scottsdale Marriott at McDowell Mountains	—	8	48	3	8	51	59	8	—	2004	40
Scottsdale Marriott Suites Old Town	—	3	20	7	3	27	30	10	—	1988	40
Seattle Airport Marriott	—	3	42	15	3	57	60	29	—	1998	40
Sheraton Boston Hotel	—	42	262	32	42	294	336	37	—	2006	40
Sheraton Indianapolis Hotel & Suites	—	3	51	1	3	52	55	6	—	2006	40
Sheraton Needham Hotel	—	5	27	3	5	30	35	4	—	1986	40
Sheraton New York Hotel & Towers	—	346	409	36	346	445	791	60	—	2006	40
Sheraton Parsippany Hotel	—	8	30	6	8	36	44	5	—	2006	40
Sheraton San Diego Hotel & Marina	—	—	328	23	—	351	351	43	—	2006	40
Sheraton Santiago Hotel & Convention Center	—	19	11	(1)	21	8	29	2	—	2006	40
South Bend Marriott	—	—	8	10	—	18	18	9	—	1981	40
St. Regis Hotel, Houston	—	6	33	11	6	44	50	7	—	2006	40
Swissôtel Chicago	—	29	132	73	30	204	234	52	—	1998	40
Tampa Airport Marriott	—	—	9	17	—	26	26	20	—	2000	40
Tampa Marriott Waterside Hotel & Marina	—	—	—	106	11	95	106	27	2000	—	40
The Fairmont Kea Lani Maui	—	55	294	16	55	310	365	53	—	2003	40
The Ritz-Carlton, Amelia Island	—	25	115	53	25	168	193	53	—	1998	40
The Ritz-Carlton, Buckhead	—	14	81	58	15	138	153	53	—	1996	40
The Ritz-Carlton, Marina del Rey	—	—	52	23	—	75	75	32	—	1997	40
The Ritz-Carlton, Naples	208	19	126	94	21	218	239	97	—	1996	40
The Ritz-Carlton, Naples Golf Resort	—	6	—	66	6	66	72	15	2002	—	40
The Ritz-Carlton, Phoenix	—	10	63	7	10	70	80	24	—	1998	40
The Ritz-Carlton, San Francisco	—	31	123	20	31	143	174	49	—	1998	40
The Ritz-Carlton, Tysons Corner	—	—	89	14	—	103	103	37	—	1998	40
The Westin Buckhead Atlanta	—	5	84	21	6	104	110	34	—	1998	40
The Westin Chicago River North	—	33	116	0	33	116	149	1	—	2010	40
The Westin Cincinnati	—	—	54	9	—	63	63	9	—	2006	40
The Westin Georgetown, Washington, D.C.	—	16	80	10	16	90	106	13	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(in millions)

Description	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2010				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
The Westin Indianapolis	—	11	100	7	12	106	118	14	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	6	100	286	386	32	—	2006	40
The Westin Los Angeles Airport	—	—	102	14	—	116	116	15	—	2006	40
The Westin Mission Hills Resort & Spa	—	38	49	12	38	61	99	9	—	2006	40
The Westin Seattle	—	39	175	2	39	177	216	21	—	2006	40
The Westin South Coast Plaza	—	—	47	8	—	55	55	15	—	2006	40
The Westin Tabor Center	37	—	89	7	—	96	96	12	—	2006	40
The Westin Waltham-Boston	—	9	59	7	9	66	75	9	—	2006	40
Toronto Marriott Airport	24	5	24	15	5	39	44	17	—	1996	40
Toronto Marriott Downtown Eaton Centre	37	—	27	16	—	43	43	18	—	1995	40
W New York	—	138	102	34	138	136	274	21	—	2006	40
W New York – Union Square	—	48	145	—	48	145	193	1	—	2010	40
W Seattle	—	11	125	1	11	126	137	15	—	2006	40
Washington Dulles Airport Marriott	—	—	3	34	—	37	37	29	—	1970	40
Westfields Marriott Washington Dulles	—	7	32	15	7	47	54	20	—	1994	40

Total hotels:	1,025	1,609	8,627	3,496	1,669	12,063	13,732	3,822
Other properties, each less than 5% of total	—	—	3	14	—	17	17	12		various	40

TOTAL	$1,025	$1,609	$8,630	$3,510	$1,669	$12,080	$13,749	$3,834

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2010, 2009 and 2008 is as follows:

Balance at December 31, 2007	$12,528
Additions:
Acquisitions	93
Capital expenditures and transfers from construction-in-progress	512
Deductions:
Dispositions and other	(18)

Balance at December 31, 2008	13,115
Additions:
Acquisitions	2
Capital expenditures and transfers from construction-in-progress	326
Deductions:
Dispositions and other	(265)
Impairments	(94)
Assets held for sale	(8)

Balance at December 31, 2009	13,076
Additions:
Acquisitions	532
Capital expenditures and transfers from construction-in-progress	161
Deductions:
Dispositions and other	(20)

Balance at December 31, 2010	$13,749

SCHEDULE III

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2010, 2009 and 2008 is as follows:

Balance at December 31, 2007	2,651
Depreciation and amortization	430
Dispositions and other	(6)

Balance at December 31, 2008	3,075
Depreciation and amortization	451
Dispositions and other	(121)
Depreciation on assets held for sale	(1)

Balance at December 31, 2009	3,404
Depreciation and amortization	450
Dispositions and other	(20)

Balance at December 31, 2010	$3,834

(C)	The aggregate cost of real estate for federal income tax purposes is approximately $9,957 million at December 31, 2010.

(D)	The total cost of properties excludes construction-in-progress properties.