Form 10-Q
period 2011-03-25
HOST HOTELS & RESORTS L.P.; HOST HOTELS & RESORTS, INC.
filed 2011-05-02
CIK 1061937, 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 25, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 52-2095412 (I.R.S. Employer Identification No.)
(State or Other Jurisdiction of Incorporation or Organization)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 27, 2011 there were 686,130,588 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 25, 2011 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P.

Host Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.4% of the partnership interests (“OP units”). The remaining approximate 1.6% partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

We believe combining the quarterly reports on Form 10-Q of Host Inc. and Host L.P. into this single report results in the following benefits:

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

1.6% of the partnership units, is deducted from net income of Host Inc. in order to arrive at net income attributable to common stockholders. This amount is included in net income attributable to common unitholders for Host L.P. Also, earnings (loss) per share will generally be slightly different than the earnings (loss) per OP unit as, subsequent to the 2009 common stock election dividend, each Host Inc. common share is the equivalent of ..97895 OP units (instead of 1 OP unit). This stock dividend caused an approximate 2% difference in earnings (loss) per share when compared to earnings (loss) per OP unit beginning in 2010.

To help investors understand the differences between Host Inc. and Host L.P., this report presents the following separate sections or portions of sections for each of Host Inc. and Host L.P.:

•

Item 1 – Condensed Consolidated Financial Statements. While the financial statements themselves are presented separately, the notes to the financial statements are generally combined, except for the following notes:

•	We separately disclose the earnings (loss) per common share of Host Inc. and the earnings (loss) per common unit of Host L.P.;

•	Equity of Host Inc. / Capital of Host L.P. are combined, except for separate discussions of differences between equity of Host Inc. and capital of Host L.P.; and

•	Supplemental Guarantor and Non-Guarantor Information for Host L.P.

•

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations are combined, except for a separate discussion of any material differences in the liquidity and capital resources between Host Inc. and Host L.P;

•	Item 3 – Quantitative and Qualitative Disclosures about Market Risk are combined, except for separate discussions of any material differences between Host Inc. and Host L.P.; and

•	Part II Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds of Host Inc. and Host L.P.

This report also includes separate Item 4 - Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Host Inc. and Host L.P. in order to establish that the Chief Executive Officer and the Chief Financial Officer of Host Inc. and the Chief Executive Officer and the Chief Financial Officer of Host Inc. as the general partner of Host L.P. have made the requisite certifications and that Host Inc. and Host L.P. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

The separate discussions of Host Inc. and Host L.P. in this report should be read in conjunction with each other to understand the results of the company on a consolidated basis and how management operates the company.

ii

Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P.

iii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 25, 2011 and December 31, 2010

(in millions, except share and per share amounts)

	March 25, 2011	December 31, 2010
	(unaudited)
ASSETS
Property and equipment, net	$11,485	$10,514
Due from managers	54	45
Investments in affiliates	158	148
Deferred financing costs, net	41	44
Furniture, fixtures and equipment replacement fund	221	152
Other	339	354
Restricted cash	41	41
Cash and cash equivalents	154	1,113

Total assets	$12,493	$12,411

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $1,163 million and $1,156 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,257	$4,249
Credit facility	162	58
Mortgage debt	973	1,025
Other	146	145

Total debt	5,538	5,477
Accounts payable and accrued expenses	166	208
Other	213	203

Total liabilities	5,917	5,888

Non-controlling interests - Host Hotels & Resorts, L.P.	193	191

Host Hotels & Resorts Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 682.5 million shares and 675.6 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,356	7,236
Accumulated other comprehensive income	29	25
Deficit	(1,039)	(965)

Total equity of Host Hotels & Resorts, Inc. stockholders	6,353	6,303
Non-controlling interests—other consolidated partnerships	30	29

Total equity	6,383	6,332

Total liabilities, non-controlling interests and equity	$12,493	$12,411

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 25, 2011 and March 26, 2010

(unaudited, in millions, except per share amounts)

	Quarter ended
	March 25, 2011	March 26, 2010
REVENUES
Rooms	$523	$484
Food and beverage	270	252
Other	54	57

Total revenues for owned hotels	847	793
Other revenues	56	30

Total revenues	903	823

EXPENSES
Rooms	151	140
Food and beverage	201	187
Other departmental and support expenses	239	222
Management fees	32	29
Other property-level expenses	117	86
Depreciation and amortization	141	136
Corporate and other expenses	25	25

Total operating costs and expenses	906	825

OPERATING LOSS	(3)	(2)
Interest income	4	1
Interest expense	(82)	(96)
Net gains on property transactions and other	2	—
Gain (loss) on foreign currency transactions and derivatives	1	(2)
Equity in losses of affiliates	(2)	(5)

LOSS BEFORE INCOME TAXES	(80)	(104)
Benefit from income taxes	20	22

LOSS FROM CONTINUING OPERATIONS	(60)	(82)
Loss from discontinued operations, net of tax	—	(2)

NET LOSS	(60)	(84)
Less: Net income attributable to non-controlling interests	—	—

NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	(60)	(84)
Less: Dividends on preferred stock	—	(2)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(60)	$(86)

Basic loss per common share:
Continuing operations	$(.09)	$(.13)
Discontinued operations	—	—

Basic loss per common share	$(.09)	$(.13)

Diluted loss per common share:
Continuing operations	$(.09)	$(.13)
Discontinued operations	—	—

Diluted loss per common share	$(.09)	$(.13)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 25, 2011 and March 26, 2010

(unaudited, in millions)

	Quarter ended
	March 25, 2011	March 26, 2010
OPERATING ACTIVITIES
Net loss	$(60)	$(84)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Depreciation	—	1
Depreciation and amortization	141	136
Amortization of deferred financing costs	3	3
Amortization of debt premiums/discounts, net	5	9
Deferred income taxes	(21)	(21)
Net gains on property transactions and other	(2)	—
(Gain) loss on foreign currency transactions and derivatives	(1)	2
Non-cash loss on extinguishment of debt	—	2
Equity in losses of affiliates, net	2	5
Change in due from managers	(11)	(12)
Changes in other assets	5	15
Changes in other liabilities	(24)	(7)

Cash provided by operations	37	49

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	9
Acquisitions	(989)	—
Investment in affiliates	(5)	—
Capital expenditures:
Renewals and replacements	(48)	(27)
Return on investments	(46)	(23)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(50)	(4)
Change in FF&E replacement funds designated as restricted cash	—	6

Cash used in investing activities	(1,138)	(39)

FINANCING ACTIVITIES
Issuances of debt	80	—
Draw on credit facility	103	—
Repurchase/redemption of senior notes, including exchangeable debentures	—	(346)
Mortgage debt prepayments and scheduled maturities	(132)	(124)
Scheduled principal repayments	(1)	(2)
Common stock issuance	99	55
Dividends on common stock	(7)	(1)
Dividends on preferred stock	—	(2)
Distributions to non-controlling interests	(1)	—
Change in restricted cash for financing activities	1	13

Cash provided by (used in) financing activities	142	(407)

DECREASE IN CASH AND CASH EQUIVALENTS	(959)	(397)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,113	1,642

CASH AND CASH EQUIVALENTS, END OF PERIOD	$154	$1,245

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 25, 2011 and March 26, 2010

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended
	March 25, 2011	March 26, 2010
Interest paid	$64	$68
Income taxes paid	1	1

Supplemental disclosure of noncash investing and financing activities:

For the quarters ended March 25, 2011 and March 26, 2010, Host Inc. issued approximately 0.1 million shares and 0.9 million shares, respectively, upon the conversion of operating partnership units (“OP units”) of Host Hotels & Resorts, L.P. (“Host L.P.”) held by non-controlling partners valued at approximately $1.7 million and $10.9 million, respectively.

On March 17, 2011, we acquired the 1,625-room Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host L.P. issued approximately 0.3 million common OP units valued at $18.741 per unit, or approximately $6 million. See Note 10 – “Acquisitions” for further discussion.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 25, 2011 and December 31, 2010

(in millions)

	March 25, 2011	December 31, 2010
	(unaudited)
ASSETS
Property and equipment, net	$11,485	$10,514
Due from managers	54	45
Investments in affiliates	158	148
Deferred financing costs, net	41	44
Furniture, fixtures and equipment replacement fund	221	152
Other	338	353
Restricted cash	41	41
Cash and cash equivalents	154	1,113

Total assets	$12,492	$12,410

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL

Debt
Senior notes, including $1,163 million and $1,156 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,257	$4,249
Credit facility	162	58
Mortgage debt	973	1,025
Other	146	145

Total debt	5,538	5,477
Accounts payable and accrued expenses	166	208
Other	213	203

Total liabilities	5,917	5,888

Limited partnership interests of third parties	193	191

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,322	6,276
Accumulated other comprehensive income	29	25

Total Host Hotels & Resorts, L.P. capital	6,352	6,302
Non-controlling interests—consolidated partnerships	30	29

Total capital	6,382	6,331

Total liabilities, limited partnership interest of third parties and capital	$12,492	$12,410

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 25, 2011 and March 26, 2010

(unaudited, in millions, except per unit amounts)

	Quarter ended
	March 25, 2011	March 26, 2010
REVENUES
Rooms	$523	$484
Food and beverage	270	252
Other	54	57

Total revenues for owned hotels	847	793
Other revenues	56	30

Total revenues	903	823

EXPENSES
Rooms	151	140
Food and beverage	201	187
Other departmental and support expenses	239	222
Management fees	32	29
Other property-level expenses	117	86
Depreciation and amortization	141	136
Corporate and other expenses	25	25

Total operating costs and expenses	906	825

OPERATING LOSS	(3)	(2)
Interest income	4	1
Interest expense	(82)	(96)
Net gains on property transactions and other	2	—
Gain (loss) on foreign currency transactions and derivatives	1	(2)
Equity in losses of affiliates	(2)	(5)

LOSS BEFORE INCOME TAXES	(80)	(104)
Benefit from income taxes	20	22

LOSS FROM CONTINUING OPERATIONS	(60)	(82)
Loss from discontinued operations, net of tax	—	(2)

NET LOSS	(60)	(84)
Less: Net income attributable to non-controlling interests	(1)	(1)

NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	(61)	(85)
Less: Distributions on preferred units	—	(2)

NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(61)	$(87)

Basic loss per common unit:
Continuing operations	$(.09)	$(.14)
Discontinued operations	—	—

Basic loss per common unit	$(.09)	$(.14)

Diluted loss per common unit:
Continuing operations	$(.09)	$(.14)
Discontinued operations	—	—

Diluted loss per common unit	$(.09)	$(.14)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 25, 2011 and March 26, 2010

(unaudited, in millions)

	Quarter ended
	March 25, 2011	March 26, 2010
OPERATING ACTIVITIES
Net loss	$(60)	$(84)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Depreciation	—	1
Depreciation and amortization	141	136
Amortization of deferred financing costs	3	3
Amortization of debt premiums/discounts, net	5	9
Deferred income taxes	(21)	(21)
Net gains on property transactions and other	(2)	—
(Gain) loss on foreign currency transactions and derivatives	(1)	2
Non-cash loss on extinguishment of debt	—	2
Equity in losses of affiliates, net	2	5
Change in due from managers	(11)	(12)
Changes in other assets	5	15
Changes in other liabilities	(24)	(7)

Cash provided by operations	37	49

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	9
Acquisitions	(989)	—
Investment in affiliates	(5)	—
Capital expenditures:
Renewals and replacements	(48)	(27)
Repositionings and other investments	(46)	(23)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(50)	(4)
Change FF&E replacement funds designated as restricted cash	—	6

Cash used in investing activities	(1,138)	(39)

FINANCING ACTIVITIES
Issuances of debt	80	—
Draw on credit facility	103	—
Repayments/redemption of senior notes, including exchangeable debentures	—	(346)
Mortgage debt prepayments and scheduled maturities	(132)	(124)
Scheduled principal repayments	(1)	(2)
Common OP unit issuance	99	55
Distributions on common OP units	(7)	(1)
Distributions on preferred OP units	—	(2)
Distributions to non-controlling interests	(1)	—
Change in restricted cash for financing activities	1	13

Cash provided by (used in) financing activities	142	(407)

DECREASE IN CASH AND CASH EQUIVALENTS	(959)	(397)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,113	1,642

CASH AND CASH EQUIVALENTS, END OF PERIOD	$154	$1,245

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 25, 2011 and March 26, 2010

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended
	March 25, 2011	March 26, 2010
Interest paid	$64	$68
Income taxes paid	1	1

Supplemental disclosure of noncash investing and financing activities:

During the first quarter of 2010 and 2009, limited partners converted operating partnership units, or OP units, valued at approximately $1.7 million and $10.9 million, respectively, in exchange for approximately 0.1 million and 0.9 million shares, respectively, of Host Hotels & Resorts, Inc. (“Host Inc.”) common stock.

On March 17, 2011, we acquired the 1,625-room Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, we issued approximately 0.3 million common OP units valued at $18.741 per unit, or approximately $6 million. See Note 10 – “Acquisitions” for further discussion.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts Inc. operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through Host Hotels & Resorts L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to specifically refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” to specifically refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P., Host Inc. holds approximately 98.4% of Host L.P.’s partnership interests, or OP units.

As of March 25, 2011, we owned, or had controlling interests in, 106 lodging properties located throughout the United States, as well as 16 properties located in Brazil, Chile, Canada, Mexico, New Zealand, and United Kingdom operated under some of the leading brands in the lodging industry.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 25, 2011 and the results of our operations and cash flows for the quarters ended March 25, 2011 and March 26, 2010. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Loss Per Common Share (Unit)

Host Inc. Loss per Common Share

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

	Quarter ended
	(in millions, except per share amounts)
	March 25, 2011	March 26, 2010
Net loss	$(60)	$(84)
Net income attributable to non-controlling interests	—	—
Dividends on preferred stock	—	(2)

Loss available to common stockholders	(60)	(86)

Diluted loss available to common stockholders	$(60)	$(86)

Basic weighted average shares outstanding	677.3	648.1

Diluted weighted average shares outstanding (1)	677.3	648.1

Basic loss per share	$(.09)	$(.13)
Diluted loss per share	$(.09)	$(.13)

(1)	As of March 25, 2011 and March 26, 2010, there were 51 million and 50 million, respectively, potentially dilutive shares related to our Exchangeable Senior Debentures and shares granted under comprehensive stock plans which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

Host L.P. Loss Per Common Unit

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quarter ended
	(in millions, except per share amounts)
	March 25, 2011	March 26, 2010

Net loss	$(60)	$(84)
Net income attributable to non-controlling interests	(1)	(1)
Distributions on preferred units	—	(2)

Loss available to common unitholders	(61)	(87)

Diluted loss available to common unitholders	$(61)	$(87)

Basic weighted average units outstanding	673.6	645.4

Diluted weighted average units outstanding (1)	673.6	645.4

Basic loss per unit	$(.09)	$(.14)
Diluted loss per unit	$(.09)	$(.14)

(1)	As of March 25, 2011 and March 26, 2010, there were 50 million and 49 million, respectively, potentially dilutive units related to our Exchangeable Senior Debentures and there are units that would be distributed to Host Inc. for shares granted under comprehensive stock plans which were not included in the computation of diluted earnings per unit as of March 25, 2011 because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following as of (in millions):

	March 25, 2011	December 31, 2010
Land and land improvements	$1,731	$1,669
Buildings and leasehold improvements	13,080	12,080
Furniture and equipment	1,988	1,895
Construction in progress	125	168

	16,924	15,812
Less accumulated depreciation and amortization	(5,439)	(5,298)

	$11,485	$10,514

5.	Debt

Mortgage Debt. On February 18, 2011, we entered into an NZD105 million ($80 million) mortgage loan in conjunction with the acquisition of a portfolio of hotels in New Zealand. We pay a floating interest rate equal to the 3-month New Zealand Bank Bill Rate plus 120 basis points plus an additional commitment fee of 120 basis points per annum. On the same date, we entered into a swap agreement with the Bank of New Zealand that fixes 75% of the loan at an all-in rate of 7.15% through the maturity date of February 18, 2016.

On March 1, 2011, we repaid the CAD129 million ($132 million) mortgage debt on our portfolio of four hotels in Canada. We drew CAD100 million ($103 million) from our credit facility in the form of bankers’ acceptances to fund a portion of this repayment. The bankers’ acceptances had an initial average interest rate of 2.18%, based on the 30-day Canadian bankers’ acceptances rate plus 90 basis points. We have $438 million of remaining available capacity under our credit facility as of March 25, 2011.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Equity is allocated between controlling and non-controlling interests as follows (in millions):

	Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2010	$6,303	$29	$6,332	$191
Net income (loss)	(60)	1	(59)	(1)
Issuance of common stock	100	—	100	—
Other changes in ownership	6	—	6	3
Other comprehensive income (note 8)	4	—	4	—

Balance, March 25, 2011	$6,353	$30	$6,383	$193

Balance, December 31, 2009	$6,189	$22	$6,211	$139

Net income (loss)	(84)	1	(83)	(1)
Issuance of common stock	55	—	55	—
Other changes in ownership	(22)	1	(21)	22
Other comprehensive loss (note 8)	(3)	—	(3)	—

Balance, March 26, 2010	$6,135	$24	$6,159	$160

Capital of Host L.P.

As of March 25, 2011, Host Inc. is the owner of approximately 98.4% of Host L.P.’s common OP units. The remaining 1.6% of the common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2010	$6,302	$29	$6,331	$191
Net income (loss)	(61)	1	(60)	(1)
Issuance of common OP units	100	—	100	—
Other changes in ownership	7	—	7	3
Other comprehensive income (note 8)	4	—	4	—

Balance, March 25, 2011	$6,352	$30	$6,382	$193

Balance, December 31, 2009	$6,187	$22	$6,209	$139
Net income (loss)	(84)	1	(83)	(1)
Issuance of common OP units	55	—	55	—
Other changes in ownership	(22)	1	(21)	22
Other comprehensive loss (note 8)	(3)	—	(3)	—

Balance, March 26, 2010	$6,133	$24	$6,157	$160

Issuance of Common Stock

On April 21, 2011, we entered into a new Sales Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host may issue and sell, from time to time, shares having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under Securities and Exchange Commission (“SEC”) rules, including sales made directly on the NYSE. BNY Mellon Capital Markets, LLC is acting as sales agent. Host Inc. may sell shares of common stock under its new program from time to time based on market conditions, although it is not under an obligation to sell any shares. As of April 29, 2011, we have not sold any shares under the new program. In the first quarter of 2011, Host Inc. issued the remaining 5.6 million shares of common stock available under the prior program at an average price of $17.76 per share for net proceeds of approximately $99 million.

Dividends/Distributions

On March 17, 2011, Host Inc.’s Board of Directors declared a dividend of $0.02 per share on its common stock. The dividend was paid on April 15, 2011 to stockholders of record as of March 31, 2011. Accordingly, Host L.P. made a distribution of $0.02042988 per unit on its common OP Units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our foreign operations consist of 16 properties in six countries. There were no intercompany sales during the periods presented. The following table presents total revenues for each of the geographical areas in which we operate (in millions):

	Quarter ended
	March 25, 2011	March 26, 2010
United States	$861	$795
Brazil	5	—
Canada	23	21
Chile	4	4
Mexico	4	3
New Zealand	1	—
United Kingdom	5	—

Total revenue	$903	$823

8.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments.

The following table presents comprehensive income for all periods presented (in millions):

	Quarter ended
	March 25, 2011	March 26, 2010
Net loss	$(60)	$(84)
Other comprehensive income (loss)	4	(3)

Comprehensive loss	(56)	(87)
Comprehensive income attributable to the non-controlling interests	—	—

Comprehensive loss attributable to Host Hotels & Resorts, Inc.	$(56)	$(87)

Net loss	$(60)	$(84)
Other comprehensive income (loss)	4	(3)

Comprehensive loss	(56)	(87)
Comprehensive income attributable to the non-controlling interests	(1)	(1)

Comprehensive loss attributable to Host Hotels & Resorts, L.P.	$(57)	$(88)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Dispositions

There were no dispositions of hotels in 2011. We disposed of two hotels in 2010 for net proceeds of approximately $12 million. In 2010, the net loss from these properties included in discontinued operations attributable to both Host Inc. and Host L.P. was $2 million.

10.	Acquisitions

For our acquisitions, we record the assets acquired, liabilities assumed and non-controlling interests related thereto at the estimated fair value on the date of purchase. Furthermore, acquisition-related costs, such as broker fees, due diligence costs, transfer taxes and legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets. During the first quarter of 2011, we acquired nine hotel properties. For the acquisitions described below, we recorded approximately $6 million of acquisition-related expenses, $3 million of which were incurred in the first quarter of 2011. These costs are included in corporate and other expenses on the consolidated statement of operations. The purchase price allocations are estimated based on available information, however, we are still in the process of finalizing the acquisition accounting for the transactions below:

•

On March 23, 2011 we acquired the 775-room New York Helmsley Hotel for $313.5 million. The property is managed by Starwood, initially as an unbranded hotel, and will be converted to the Westin brand in 2012.

•

On March 17, 2011, we acquired Manchester Grand Resorts, L.P., the entity that owns the 1,625-room Manchester Grand Hyatt San Diego, and certain related rights, for $572 million (which includes the payment of $19 million for the existing FF&E replacement fund). The transaction was comprised of cash consideration of $566 million, including the repayment of $403 million of existing loans and the issuance of approximately 0.3 million Class A common units valued at $18.741 per unit, or $6 million. We also issued approximately 4 million Class F preferred units with a per unit liquidation preference of $25, or $99.5 million. We received a note from the seller equal in value to the preferred units. The interest rate on the note receivable is 25 basis points less than the dividend rate on the preferred units. In accordance with ASC 505, a right of setoff exists between the note receivable and the preferred units, as the proceeds from the redemption of the preferred units must be used to repay the note receivable. Therefore, the items are recorded net on our consolidated balance sheet.

•

On February 18, 2011, we acquired a portfolio of hotels in New Zealand for approximately NZD190 million ($145 million), at which time we entered into an NZD105 million ($80 million) mortgage. The properties are operated by Accor under the ibis and Novotel brands. The portfolio is comprised of the following hotels:

•	The 273-room Hotel Novotel Queenstown Lakeside;

•	The 193-room Hotel Novotel Christchurch Cathedral Square;

•	The 147-room Hotel Novotel Auckland Ellerslie;

•	The 139-room Hotel Novotel Wellington;

•	The 200-room Hotel ibis Wellington;

•	The 155-room Hotel ibis Christchurch; and

•	The 100-room Hotel ibis Ellerslie.

On February 22, 2011, Christchurch, New Zealand experienced an earthquake that resulted in the evacuation of the Hotel Novotel Christchurch Cathedral Square and the Hotel ibis Christchurch. Currently, the hotels remain closed and largely inaccessible, as the New Zealand Ministry of Civil Defense and Emergency Management has restricted access to the area until other more severely

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

damaged properties are stabilized. Based on limited preliminary reviews, the overall structures of our properties remain intact; however, portions of our buildings, particularly the historic portion (39 rooms) of our Hotel Novotel Christchurch Cathedral Square, may have experienced significant damage. The properties are expected to remain closed until at least the fourth quarter of 2011 and potentially longer. We believe we have sufficient coverage under Accor’s insurance policy for both property and business interruption such that any potential loss would be insignificant. Based on the amount of our insurance deductible we estimate that the property loss is capped at approximately $3 million, however, due to the limited information available, we have not accrued any loss at this time.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in millions):

Property and equipment	$1,012
FF&E reserve and other assets	19

Net assets acquired	$1,031

Our summarized unaudited consolidated pro forma results of operations, assuming the 2011 acquisitions occurred on January 1, 2010, are as follows (in millions, except per share amounts):

	Quarter ended
	March 25, 2011	March 26, 2010
Revenues	$940	$853
Loss from continuing operations	(59)	(85)
Net loss	(59)	(87)

Host Inc.:
Net loss available to common shareholders	(59)	(89)
Basic earnings (loss) per common share:
Continuing operations	$(.09)	$(.14)
Discontinued operations	—	—

Basic loss per common share	$(.09)	$(.14)

Diluted earnings (loss) per common share:
Continuing operations	$(.09)	$(.14)
Discontinued operations	—	—

Diluted loss per common share	$(.09)	$(.14)

Host L.P.:
Net loss available to common unitholders	(60)	(90)
Basic earnings (loss) per common unit:
Continuing operations	$(.09)	$(.14)
Discontinued operations	—	—

Basic loss per common unit	$(.09)	$(.14)

Diluted earnings (loss) per common unit:
Continuing operations	$(.09)	$(.14)
Discontinued operations	—	—

Diluted loss per common unit	$(.09)	$(.14)

For the first quarter of 2011, we have included $1.3 million of revenues and $0.1 million of net loss in our condensed consolidated statements of operations related to the operations of our 2011 acquisitions.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis and the change in the fair value of the derivative instruments at March 25, 2011 (in millions), all of which have been designated as hedging instruments.

		Fair Value at Measurement Date Using
	Balance at March 25, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives	$7.8	$—	$7.8	$—
Foreign currency forward purchase contracts	2.8	—	2.8	—

		Fair Value at Measurement Date Using
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives	$10.6	$—	$10.6	$—
Foreign currency forward purchase contracts	6.9	—	6.9	—

Interest Rate Swap Derivatives. On February 18, 2011, we entered into an interest rate swap agreement with a notional amount of NZD79 million ($60 million) related to the mortgage debt on the seven properties acquired in New Zealand on February 18, 2011. We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the 3-month NZD Bank Bill rate. As a result, we will pay a fixed rate of 4.75% plus 120 basis points, as opposed to a floating rate equal to the 3-month NZD Bank Bill rate plus 120 basis points, on the notional amount through February 18, 2016. We have designated the derivative as a cash flow hedge. The derivative value is based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swap. The change in fair value of the derivative is recorded in accumulated other comprehensive income within the equity portion of our balance sheet. As of March 25, 2011, we recorded a liability of $1.2 million related to the fair value of the swap. No portion of the cash flow derivative was ineffective during the quarter.

We have three additional interest rate swap agreements for an aggregate notional amount of $300 million. We entered into these derivative instruments in order to hedge changes in the fair value of the fixed-rate debt that occur as a result of changes in market interest rates. We have designated these derivatives

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

as fair value hedges. The derivatives are valued based on the benchmark yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. As of March 25, 2011 and December 31, 2010, we recorded an asset of $9.0 million and $10.6 million, respectively, related to the fair value of the swaps. We record the change in the fair value of the underlying debt due to change in the LIBOR rate as an addition to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value in the underlying debt, which was not significant for the period presented, is considered the ineffective portion of the hedging relationship and is recognized in net income/loss.

Foreign Currency Forward Purchase Contracts. As of March 25, 2011, we had four foreign currency forward purchase contracts to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation with changes in fair value recorded to accumulated other comprehensive income. The forward purchase contracts are valued based on the forward yield curve of the Euro to U.S. Dollar forward exchange rate on the date of measurement. The following table summarizes our foreign currency forward purchase contracts (in millions):

	Transaction Amount in Euros	Transaction Amount in Dollars	Forward Purchase Date	Fair Value at		Change in Fair Value for the period ended
Transaction Date				March 25, 2011	December 31, 2010	March 25, 2011	March 26, 2010
February 2008	€30	$43	August 2011	$0.7	$2.8	$(2.1)	$2.5
February 2008	15	22	February 2013	1.5	2.2	(0.7)	1.2
May 2008	15	23	May 2014	2.4	2.9	(0.5)	1.2
July 2010	20	26	October 2014	(1.8)	(1.0)	(0.8)	—

Total	€80	$114		$2.8	$6.9	$(4.1)	$4.9

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

	March 25, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Mortgage notes receivable	$60	$84	$55	$77
Financial liabilities
Senior notes	3,094	3,211	3,093	3,200
Exchangeable Senior Debentures	1,163	1,462	1,156	1,471
Credit facility	162	160	58	58
Mortgage debt and other, net of capital leases	1,058	1,064	1,110	1,107

12.	Non-controlling Interests

Other Consolidated Partnerships. As of March 25, 2011, we consolidate four majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest-other consolidated partnerships on the unaudited condensed consolidated balance sheets and totaled $30 million and $29 million as of March 25, 2011 and December 31,

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2010, respectively. Three of the partnerships have finite lives ranging from 99 to 100 years that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at the end of, but not prior to, the finite life. At March 25, 2011 and December 31, 2010, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $69 million and $65 million, respectively.

Net (income) loss attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). However, net income (loss) has been reduced by the amount attributable to non-controlling interests of third parties, which totaled $(1) million for the quarters ended March 25, 2011 and March 26, 2010 in the determination of net income (loss) attributable to Host Inc. and Host L.P.

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on the accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, we have assumed that the redemption value is equivalent to the number of shares issuable upon conversion of the OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. Subsequent to the stock dividend issued in 2009, one OP unit may now be exchanged into 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares. The table below details the historical cost and redemption values for the non-controlling interests:

	March 25, 2011	December 31, 2010
OP units outstanding (millions)	10.7	10.5
Market price per Host Inc. common share	$17.71	$17.87
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$193	$191
Historical cost (millions)	$103	$101
Book value (millions) (1)	$193	$191

(1)	The book value recorded is equal to the greater of the redemption value or the historical cost.

Net (income) loss is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P. The loss attributable to non-controlling interest of Host L.P. was $1 million for each of the quarters ended March 25, 2011 and March 26, 2010.

13.	Legal Proceedings

We are involved in various legal proceedings in the normal course of business regarding the operation of our hotels. To the extent not covered by insurance, these lawsuits generally fall into the following broad categories: disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act and other general matters. Under our management agreements, our operators have broad latitude to resolve individual hotel-level claims for amounts generally less than $150,000. However, for matters exceeding such threshold, our operators may not settle claims without our consent. Based on our analysis of legal proceedings that we are currently involved with or aware of and our experience in resolving similar claims in the past, we have accrued approximately $6 million and estimate that, in the aggregate, our losses related to these proceedings could be as much as $8 million. We are not aware of any other matters with a reasonably possible negative outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have accrued a loss contingency of approximately $48 million related to the San Antonio Marriott Rivercenter. For further detail on this legal proceeding, see our annual report on Form 10-K for the year ended December 31, 2010.

14.	Supplemental Guarantor and Non-Guarantor Subsidiary Information for Host L.P.

A portion of our subsidiaries guarantee our senior notes. Among the subsidiaries not providing guarantees are those owning 36 of our full-service hotels, our taxable REIT subsidiaries and all of their respective subsidiaries, and HMH HPT CBM LLC, the lessee of Courtyard properties. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned by us.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following condensed consolidating financial information sets forth the financial position as of March 25, 2011 and December 31, 2010, results of operations for the quarter ended March 25, 2011 and March 26, 2010 and cash flows for the quarter ended March 25, 2011 and March 26, 2010 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

Supplemental Condensed Consolidating Balance Sheets

(in millions)

March 25, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$663	$5,392	$5,430	$—	$11,485
Due from managers	(21)	—	75	—	54
Investments in affiliates	7,091	1,513	23	(8,469)	158
Rent receivable	—	23	—	(23)	—
Deferred financing costs, net	36	—	5	—	41
Furniture, fixtures and equipment replacement fund	65	53	103	—	221
Other	463	130	271	(526)	338
Restricted cash	30	1	10	—	41
Cash and cash equivalents	78	7	69	—	154

Total assets	$8,405	$7,119	$5,986	$(9,018)	$12,492

Debt	$1,754	$2,894	$1,247	$(357)	$5,538
Rent payable	—	—	23	(23)	—
Other liabilities	106	140	302	(169)	379

Total liabilities	1,860	3,034	1,572	(549)	5,917
Limited partnership interests of third parties	193	—	—	—	193
Capital	6,352	4,085	4,384	(8,469)	6,352

Total liabilities and capital	8,405	7,119	5,956	(9,018)	12,462
Non-controlling interests — consolidated partnerships	—	—	30	—	30

Total liabilities, limited partnership interests of third parties and capital	$8,405	$7,119	$5,986	$(9,018)	$12,492

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$675	$5,227	$4,612	$—	$10,514
Due from managers	(22)	1	66	—	45
Investments in affiliates	6,566	1,547	22	(7,987)	148
Rent receivable	—	29	—	(29)	—
Deferred financing costs, net	38	—	6	—	44
Furniture, fixtures and equipment replacement fund	67	30	55	—	152
Other	319	124	325	(415)	353
Restricted cash	29	1	11	—	41
Cash and cash equivalents	733	30	350	—	1,113

Total assets	$8,405	$6,989	$5,447	$(8,431)	$12,410

Debt	$1,785	$2,766	$1,178	$(252)	$5,477
Rent payable	—	—	29	(29)	—
Other liabilities	127	166	281	(163)	411

Total liabilities	1,912	2,932	1,488	(444)	5,888
Limited partnership interests of third parties	191	—	—	—	191
Capital	6,302	4,057	3,930	(7,987)	6,302

Total liabilities and capital	8,405	6,989	5,418	(8,431)	12,381
Non-controlling interests – consolidated partnerships	—	—	29	—	29

Total liabilities, limited partnership interests of third parties and capital	$8,405	$6,989	$5,447	$(8,431)	$12,410

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

March 25, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$70	$109	$902	$(178)	$903
Hotel operating expenses	—	—	(623)	—	(623)
Other property-level expenses	(5)	(30)	(82)	—	(117)
Depreciation and amortization	(12)	(72)	(57)	—	(141)
Corporate and other expenses	(1)	(12)	(12)	—	(25)
Rental expense	—	—	(178)	178	—
Interest income	1	4	3	(4)	4
Interest expense	(22)	(46)	(18)	4	(82)
Net gain (loss) on property transactions and other	74	—	(72)	—	2
Gain on foreign currency transactions and derivatives	1	—	—	—	1
Equity in earnings (losses) of affiliates	(166)	—	2	162	(2)

Loss before income taxes	(60)	(47)	(135)	162	(80)
Benefit for income taxes	—	—	20	—	20

LOSS FROM CONTINUING OPERATIONS	(60)	(47)	(115)	162	(60)

NET LOSS	(60)	(47)	(115)	162	(60)
Less: Net income attributable to non-controlling interests	—	—	(1)	—	(1)

Net loss attributable to Host Hotels & Resorts, L.P.	$(60)	$(47)	$(116)	$162	$(61)

March 26, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$57	$113	$822	$(169)	$823
Hotel operating expenses	—	—	(578)	—	(578)
Other property-level expenses	(6)	(31)	(49)	—	(86)
Depreciation and amortization	(13)	(69)	(54)	—	(136)
Corporate and other expenses	(2)	(13)	(10)	—	(25)
Rental expense	—	—	(169)	169	—
Interest income	1	1	2	(3)	1
Interest expense	(25)	(57)	(17)	3	(96)
Losses on foreign currency transactions and derivatives	(2)	—	—	—	(2)
Equity in losses of affiliates	(92)	—	—	87	(5)

Loss before income taxes	(82)	(56)	(53)	87	(104)
Benefit for income taxes	—	—	22	—	22

LOSS FROM CONTINUING OPERATIONS	(82)	(56)	(31)	87	(82)
Loss from discontinued operations, net of tax	(2)	—	(1)	1	(2)

NET LOSS	(84)	(56)	(32)	88	(84)
Less: Net income attributable to non-controlling interests	—	—	(1)	—	(1)

Net loss attributable to Host Hotels & Resorts, L.P.	$(84)	$(56)	$(33)	$88	$(85)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Quarter ended March 25, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$52	$12	$(27)	$37

INVESTING ACTIVITIES
Acquisitions	—	—	(989)	(989)
Investment in affiliates	(5)	—	—	(5)
Capital expenditures	(6)	(44)	(44)	(94)
Change in furniture, fixtures and equipment (FF&E) replacement fund	2	(23)	(29)	(50)

Cash used in investing activities	(9)	(67)	(1,062)	(1,138)

FINANCING ACTIVITIES
Issuances of debt	—	—	80	80
Draw on credit facility	—	103	—	103
Mortgage debt prepayments and scheduled maturities	—	(132)	—	(132)
Scheduled principal repayments	—	—	(1)	(1)
Common OP unit issuance	99	—	—	99
Distributions on common OP units	(7)	—	—	(7)
Distributions to non-controlling interests	—	—	(1)	(1)
Change in restricted cash for financing activities	—	—	1	1
Transfers to/from Parent	(790)	61	729	—

Cash provided by (used in) financing activities	(698)	32	808	142

DECREASE IN CASH AND CASH EQUIVALENTS	$(655)	$(23)	$(281)	$(959)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter ended March 26, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by (used in) operations	$36	$16	$(3)	$49

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	—	9	9
Capital expenditures	(4)	(26)	(20)	(50)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(1)	2	(5)	(4)
Change in restricted cash designated for FF&E replacement fund	—	—	6	6

Cash used in investing activities	(5)	(24)	(10)	(39)

FINANCING ACTIVITIES
Repayments/redemption of senior notes, including exchangeable debentures	(346)	—	—	(346)
Mortgage debt prepayments and scheduled maturities	—	—	(124)	(124)
Scheduled principal repayments	—	—	(2)	(2)
Common OP unit issuance	55	—	—	55
Distributions on common OP units	(1)	—	—	(1)
Distributions on preferred OP units	(2)	—	—	(2)
Change in restricted cash for financing activities	—	(1)	14	13
Transfers to/from Parent	(93)	14	79	—

Cash provided by (used in) financing activities	(387)	13	(33)	(407)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(356)	$5	$(46)	$(397)

15.	Subsequent Event

On April 29, 2011, we acquired a 75% common voting interest and a preferred interest in the entity that owns the 364-room Hilton Melbourne South Wharf. The total transaction value, including the 25% voting interest retained by the third party, is AUD140 million ($150 million) and includes an existing AUD80 million ($86 million) mortgage loan. We drew $50 million on the credit facility to fund the acquisition. We will receive a cumulative priority return of 12% based on our initial investment of AUD45 million ($48 million) plus 75% of the proceeds after our partner’s secondary preferred interest.

On April 27, 2011, we and the other existing partners of the European Joint Venture (Euro JV) amended the partnership agreement to expand the Euro JV and to extend the term. The expansion of the joint venture will be completed through the creation of a second “sub-fund” in which each of the partners, including Host, will hold a 33.3% limited partner interest and we will hold the remaining 0.1% general partner interest. The new fund will have a target size of approximately €450 million of new equity and a total investment potential of approximately €1 billion, after taking into account leverage. As part of the expansion, Host will transfer the Le Meridien Piccadilly at a price of £64 million, which includes the assumption by the Euro JV of the associated £32 million mortgage. In addition to the expansion, we have extended the term of the joint venture from 2016 to 2021, subject to two one-year extensions. The amendment to the partnership agreement, as well as the contribution of the Le Meridien Piccadilly, is subject to customary regulatory approvals.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

national and local economic and business conditions, including the impact of the changing economic environment on overall lodging demand, as well as the potential for terrorist attacks and the impact of natural disasters, that will affect occupancy rates at our hotels and the demand for hotel products and services;

•	operating risks associated with the hotel business;

•	the effect on global travel and lodging demand due to geopolitical concerns, including current unrest in the Middle East, and its effect on oil prices;

•	risks associated with the level of our indebtedness, including our ability to meet covenants in our debt agreements, obtain financing and consummate refinancings in the future;

•	relationships with property managers and joint venture partners;

•	our ability to maintain our properties in a first-class manner, including meeting capital expenditure requirements;

•	the effect of anticipated renovations on our hotel occupancy and financial results;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

•	changes in travel patterns, taxes and government regulations, which influence or determine wages, prices, construction procedures and costs;

•

the ability of Host Inc. and each of the real estate investment trust, or REIT, entities acquired, established or to be established by Host Inc. to continue to satisfy complex rules to qualify as REITs for federal income tax purposes, our ability to satisfy the rules to maintain Host L.P.’s status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes and Host Inc.’s ability and the ability of its subsidiaries, and similar entities to be acquired or established by Host Inc., to operate effectively within the limitations imposed by these rules;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with expectations;

•

the reduction in our operating flexibility and the limitation on our ability to pay dividends and make distributions resulting from restrictive covenants in our debt agreements, which limit the amount of distributions from Host L.P. to Host Inc., and other risks related to restrictive covenants in our debt agreements, including the risk of default that could occur;

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

•

our ability to recover fully under our existing insurance for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance on our properties on commercially reasonable terms.

We undertake no obligation to publically update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10–K for the year ended December 31, 2010 and in other filings with the SEC. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Outlook

As of April 28, 2011, we owned 122 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Operating Outlook. During the first quarter of 2011, the lodging industry continued to experience the positive recovery trends seen in 2010. RevPAR at our comparable hotels increased 5.4% for the quarter, driven by rate improvements of 4.8%, as pricing power has begun to shift away from the consumer and our operators continue to adjust our business mix away from discounted leisure business toward the more highly-rated corporate transient and group business. Occupancy for the period increased 40 basis points, as improving industry-wide demand was offset by the effects of significant renovations at many of our largest properties and unfavorable weather conditions, particularly in our major northeast markets of New York and Boston. Two of our properties, the Sheraton New York Hotel & Towers and the Philadelphia Marriott Downtown, were severely disrupted by major renovation projects during the quarter. Comparable hotel RevPAR would have increased by an additional 120 basis points for the quarter if the results of these properties were excluded. We anticipate that these projects, as well as other major capital projects, will continue to affect our operating results throughout the year.

We align our reporting periods based on the reporting cycle used by Marriott, the manager of the majority of our properties, whose first quarter ended March 25, 2011. As a result, our first quarter results do not reflect the month of March for our hotels that report results on a calendar basis (approximately 42% of our comparable hotels by revenue). On a calendar quarter basis, which includes the March results for these hotels as well as the final week of March for our Marriott hotels, comparable hotel RevPAR increased 6.9% compared to first quarter of 2010. Excluding the results of the Sheraton New York Hotel & Towers and the Philadelphia Marriott Downtown, comparable hotel RevPAR on a calendar quarter basis would have increased by an additional 150 basis points. For further detail on our reporting periods see our Annual Report on form 10-K.

Despite the improvements in RevPAR, operating margins calculated in accordance with GAAP, as well as, comparable hotel adjusted operating profit margins, decreased 10 basis points for the first quarter compared to 2010, largely due to higher payroll taxes, bonuses, and lower attrition and cancellation revenue. These items disproportionately affected the first quarter and collectively reduced comparable hotel adjusted operating margins by approximately 85 basis points. Margins for the quarter were further reduced by 60 basis points due to the substantial renovation disruptions at the Sheraton New York Hotel & Towers and the Philadelphia Marriott Downtown.

Based on analysis provided by Smith Travel Research, industry-wide demand continued to improve in the first quarter of 2011, increasing at a rate of 6.7%, while supply growth remained low at a rate of 1%, and average room rates grew 3%. Based on the lack of new construction starts in recent years, we believe that supply growth should remain below the historical trend in the lodging industry for the next few years. We anticipate that this low supply growth, coupled with ongoing improvements in demand, will allow operators to accelerate average daily rate growth through the remainder of the year. Based on these indicators, we believe that the overall trends experienced in the first quarter of 2011 will continue and that comparable hotel RevPAR will increase 6% to 8% for 2011. However, several factors, including recent events in Japan, political turmoil in North Africa and the Middle East, and the ongoing national budget debates within the United States, continue to cause uncertainty in the strength and sustainability of the economic recovery.

While we believe the positive trends in the lodging industry create the opportunity for business improvements throughout 2011, there can be no assurances that any increases in hotel revenues or earnings at our properties or improvement in margins will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Investing activities outlook

Property acquisitions and other investments. We continue to believe that the lodging industry is in the early stages of a recovery, which presents an opportunity to purchase assets with high growth potential at a significant discount to replacement cost. Therefore, we have been, and continue to be, engaged in discussions concerning possible acquisitions. The significant business considerations surrounding these transactions make the timing of any future acquisitions difficult to predict.

We may acquire properties using various structures, including transactions involving single assets, portfolios, joint ventures or acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. Acquisitions are financed through available cash or a combination of cash and other sources, including proceeds from equity offerings of Host Inc. or issuance of OP units by Host L.P., the incurrence of debt, proceeds from sales of properties and advances under our credit facility.

During 2011, in separate transactions, we have completed the following acquisitions:

•

On April 29, 2011, we acquired a 75% common voting interest and a preferred interest in the entity that indirectly owns the 364-room Hilton Melbourne South Wharf. The hotel is an integral part of the broader complex of the Melbourne Convention and Exhibition Center, which has over 484,000 square feet of available conference facilities. The total transaction value, including the 25% voting interest retained by the third party, is AUD140 million ($150 million) and includes an existing AUD80 million ($86 million) mortgage loan. We drew $50 million on our credit facility to fund the acquisition. We will receive a cumulative priority return of 12% based on our initial investment of AUD45 million ($48 million), plus 75% of the proceeds after our partners’ secondary preferred interest.

•

On April 27, 2011, we and the other existing partners of the European Joint Venture (Euro JV) amended the partnership agreement to expand the Euro JV and to extend the term. The expansion of the joint venture will be completed through the creation of a second “sub-fund” in which each of the partners, including us, will hold a 33.3% limited partner interest and we will hold the remaining 0.1% general partner interest. The new fund will have a target size of approximately €450 million of new equity and a total investment potential of approximately €1 billion, after taking into account leverage. As part of the expansion, Host will transfer the Le Méridien Piccadilly at a price of £64 million, which includes the assumption by the Euro JV of the associated £32 million mortgage. In addition to the expansion, we have extended the term of the joint venture from 2016 to 2021, subject to two one-year extensions. The amendment to the partnership agreement, as well as the contribution of the Le Méridien Piccadilly, is subject to customary regulatory approvals. See Part II Item 5 for more information on the terms of the expanded Euro JV agreement.

•

During the quarter, we invested over $1 billion to complete the acquisitions of the New York Helmsley Hotel, the Manchester Grand Hyatt San Diego Hotel and a portfolio of seven hotels in New Zealand. The Company also issued $80 million of mortgage debt in conjunction with the acquisition in New Zealand.

On February 22, 2011, Christchurch, New Zealand experienced an earthquake that resulted in the evacuation of two of the hotels we recently purchased as part of the seven hotel New Zealand portfolio transaction described above; the Hotel Novotel Christchurch Cathedral Square and the Hotel ibis Christchurch. Currently, the hotels remain closed and largely inaccessible, as the New Zealand Ministry of Civil Defense and Emergency Management has restricted access to the area until other more severely damaged properties are stabilized. Based on limited preliminary reviews, the overall structures of our properties remain intact; however, portions of our buildings, particularly the historic portion (39 rooms) of our Hotel Novotel Christchurch Cathedral Square, may have experienced significant damage. The properties are expected to remain closed until at least the fourth quarter of 2011 and potentially longer. We believe we have sufficient coverage under Accor’s insurance policy for both property and business interruption. Based on the amount of our insurance deductible, we estimate that the property loss is capped at approximately $3 million, however due to the limited information available, we have not accrued any loss at this time.

Return on Investment capital expenditures. Our return on investment (“ROI”) projects totaled $46 million in the first quarter of 2011 compared to $23 million in the first quarter of 2010. These projects are designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties. These expenditures include approximately $30 million for significant redevelopment projects at several of our properties, including the Sheraton New York, Sheraton Indianapolis and the San Diego Marriott Marquis & Marina. On February 28, 2011, the San Diego Marriott Marquis & Marina became one of only five hotels in the country to earn the Marquis distinction from Marriott International, Inc., as key elements of its extensive multi-year renovation project were completed. We expect that our investment in ROI expenditures will total approximately $230 million to $250 million in 2011.

Renewal and Replacement Capital Expenditures. In addition to the ROI expenditures described above, we spent $48 million and $27 million on renewal and replacement expenditures during the first quarter of 2011 and 2010, respectively. Major renovation projects that were completed during the first quarter of 2011 include 98,700 square feet of meeting space at the Sheraton Boston, 87,500 square feet of meeting space at the Philadelphia Marriott Downtown, 36,000 square feet of meeting space at the Hyatt Regency Washington on Capitol Hill and 1,001 rooms at the San Antonio Marriott Rivercenter. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. We expect that renewal and replacement expenditures for 2011 will be approximately $300 million to $325 million.

Financing activities outlook

We continue to focus on our overall goal to strengthen our balance sheet by lowering our debt-to-equity ratio and extending debt maturities as we strategically raise and deploy capital to improve our overall leverage ratios, while at the same time completing substantial investments in our portfolio through acquisitions and capital investments in our existing portfolio. We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditure programs and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

Debt Transactions. During the first quarter of 2011, we repaid the CAD129 million ($132 million) mortgage debt on our portfolio of hotels in Canada and drew CAD100 million ($103 million) under our credit facility to partially fund this repayment. Additionally, during the quarter we entered into an NZD105 million ($80 million) mortgage as part of our acquisition of a portfolio of seven midscale and upscale hotels in New Zealand. This loan matures in 2016.

Equity Transactions. On April 21, 2011, we entered into a new Sales Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. BNY Mellon Capital Markets, LLC is acting as sales agent. Host Inc. may sell shares of common stock under its new program from time to time based on market conditions, although it is not under an obligation to sell any shares. As of April 28, 2011, we have not sold any shares under the new program. The 2011 agreement replaces the prior Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC that we entered into on August 19, 2010. We completed all sales under the prior Sales Agency Financing Agreement through the issuance in the first quarter of 2011 of 5.6 million shares of common stock at an average price of $17.76 per share for proceeds of $99 million, net of $1 million of commissions.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	March 25, 2011	March 26, 2010	% Increase (Decrease)
Revenues:
Total revenues for owned hotels	$847	$793	6.8%
Other revenues (1)	56	30	86.7
Operating costs and expenses:
Property-level costs (2)	881	800	10.1
Corporate and other expenses	25	25	—
Operating loss	3	2	50%
Interest expense	82	96	(14.6)
Loss from discontinued operations	—	2	N/M (5)

All hotel operating statistics (3):
RevPAR	$116.61	$108.97	7.0%
Average room rate	$176.16	$166.59	5.7%
Average occupancy	66.2%	65.4%	0.8 pts.
Comparable hotel operating statistics (4):
RevPAR	$115.79	$109.85	5.4%
Average room rate	$174.34	$166.43	4.8%
Average occupancy	66.4%	66.0%	0.4 pts.

Host Inc.:
Net income attributable to non-controlling interests	—	—	—
Net loss attributable to Host Hotels & Resorts, Inc.	60	84	(28.6)%

Host L.P.:
Net income attributable to non-controlling interest	1	1	—
Net loss attributable to Host Hotels & Resorts L.P.	61	85	(28.2)%

(1)	The quarter ended March 25, 2011 includes the results of the 53 Courtyard by Marriott properties leased from Hospitality Properties Trust (“HPT”), whose operations we consolidated beginning July 7, 2010 as a result of the termination of the sublease with our subtenant. The quarter ended March 26, 2010 includes rental income earned on the 71 hotels leased from HPT prior to the lease terminations. Effective December 31, 2010, we terminated the leases with respect to 18 of those properties.
(2)	Amount represents total operating costs and expenses per our condensed consolidated statements of operations less corporate expenses and includes costs associated with the properties leased from HPT.
(3)	Operating statistics are for all properties as of March 25, 2011 and March 26, 2010, and include the results of operations for certain hotels prior to their disposition.
(4)	Comparable hotel operating statistics for March 25, 2011 and March 26, 2010 are based on 107 comparable hotels as of March 25, 2011.
(5)	*N/M=Not meaningful.

2011 Compared to 2010

Hotel Sales Overview

	Quarter ended
	March 25, 2011	March 26, 2010	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$523	$484	8.1%
Food and beverage	270	252	7.1
Other	54	57	(5.3)

Total revenues for owned hotels	847	793	6.8
Other revenues	56	30	86.7

Total revenues	$903	$823	9.7

Overall, hotel sales grew 6.8% during the quarter, which growth reflects the strengthening performance of our portfolio (described in more detail below) and the inclusion of the operations of four hotels acquired in the second half of 2010. Revenues for properties sold in 2010 have been reclassified to discontinued operations.

Rooms. The increase in room revenue in 2011 is consistent with the overall increase in RevPAR, which was primarily due to rate increases at our hotels.

Food and beverage. The improvement for the quarter reflects the acquisitions in 2010 as well as a 5.7% increase in our comparable food and beverage revenues. The increase is primarily attributable to the increase in banquet and audio visual revenue.

Other. The decrease in other revenues for owned hotels in 2011 is primarily a result of a decline in attrition and cancellation fees, which were down 57%, or $3 million, for the first quarter of 2011.

Other revenues. For 2011, the increase was primarily driven by the inclusion of the HPT hotel revenue. On July 6, 2010, we terminated the subleases for 71 hotels leased from HPT because the subtenants failed to meet net worth covenants. Accordingly, beginning on July 7, 2010, we record the gross hotel revenues of these hotels instead of rental income, both of which were recorded in other revenues on our consolidated statements of operations. For the first quarter of 2011, we recognized revenues for the 53 Courtyard by Marriott properties leased from HPT of $45 million. For the first quarter of 2010, other revenues includes rental income of $18 million related to the 71 properties leased from HPT at that time, prior to the termination of the Residence Inn sublease for 18 hotels on December 31, 2010. The property revenues and rental income recorded less the hotel expenses and rental expenses for the HPT hotels resulted in a loss of approximately $6 million and $1 million as of March 25, 2011 and March 26, 2010, respectively.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or large scale capital improvements during these periods. As of March 25,

2011, 107 of our 122 owned hotels have been classified as comparable hotels. The 15 non-comparable hotels include the nine acquired this quarter, four acquired in the second half of 2010, and two which are currently undergoing significant renovations. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of March 25, 2011 and March 26, 2010:

Comparable Hotels by Property Type (a)

	As of March 25, 2011		Quarter ended March 25, 2011			Quarter ended March 26, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	51	32,556	$181.18	65.2%	$118.05	$173.00	65.8%	$113.85	3.7%
Suburban	29	10,964	144.50	63.7	91.97	136.16	63.2	86.08	6.8
Resort/Conference	13	8,082	232.85	73.2	170.53	226.29	69.4	156.97	8.6
Airport	14	6,956	122.70	68.9	84.59	117.06	67.6	79.10	6.9

All Types	107	58,558	174.34	66.4	115.79	166.43	66.0	109.85	5.4

(a)	The reporting period for our comparable operating statistics for the quarters ended March 25, 2011 and March 26, 2010, is from January 1, 2011 to March 25, 2011 and January 2, 2010 to March 26, 2010, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the first quarter of 2011, comparable hotel RevPAR increased across all of our hotel property types. Our resort/conference properties led the portfolio, with an 8.6% increase in RevPAR for the quarter as a result of improvements in occupancy of 3.9 percentage points, and a room rate increase of 2.9%. This growth was driven by strong improvement in our resort/conference properties in Orlando and Hawaii.

RevPAR at our airport properties improved 6.9% for the quarter driven by strong demand growth in the San Francisco and Los Angeles markets. Our suburban properties also experienced significant RevPAR growth of 6.8% in the first quarter as average room rates increased 6.1%.

Our urban hotels had a 4.7% average room rate improvement, which led to RevPAR growth of 3.7%. The underperformance of our urban properties, compared to our portfolio as a whole, was primarily due to severe renovation disruption at some of our largest hotels, particularly the Sheraton New York Hotel & Towers and the Philadelphia Marriott Downtown. Excluding these two properties, RevPAR at our urban properties would have increased 5.6% for the quarter. Results for our urban properties also were negatively affected by inclement weather in the northeast early in the quarter.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of March 25, 2011 and March 26, 2010:

Comparable Hotels by Region (a)

	As of March 25, 2011		Quarter ended March 25, 2011			Quarter ended March 26, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	26	14,581	$174.06	70.6%	$122.94	$160.65	65.8%	$105.75	16.3%
Mid-Atlantic	10	8,328	201.87	64.6	130.43	191.93	70.9	136.00	(4.1)
South Central	9	5,687	153.30	73.0	111.86	147.86	71.1	105.09	6.4
Florida	9	5,677	207.25	79.5	164.69	208.08	76.9	160.01	2.9
DC Metro	12	5,416	192.90	63.8	123.07	185.75	65.1	121.01	1.7
North Central	12	5,337	118.68	52.1	61.84	112.35	53.3	59.88	3.3
Atlanta	8	4,246	153.92	65.6	101.05	153.71	66.2	101.78	(0.7)
New England	7	3,924	145.55	52.1	75.82	140.28	50.8	71.28	6.4
Mountain	7	2,889	180.06	63.9	115.07	164.60	65.2	107.30	7.2
International	7	2,473	166.26	62.0	103.04	146.05	63.5	92.81	11.0

All Regions	107	58,558	174.34	66.4	115.79	166.43	66.0	109.85	5.4

(a)	The reporting period for our comparable operating statistics for the quarters ended March 25, 2011 and March 26, 2010, is from January 1, 2011 to March 25, 2011 and January 2, 2010 to March 26, 2010, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the first quarter of 2011, our Pacific region was the top performing region with RevPAR growth of 16.3%. The region was led by our San Francisco market, as strong group and transient business contributed to an occupancy increase of 7.1 percentage points in the market. Our San Diego hotels had a 22.6% RevPAR growth, which was driven by an average daily rate increase of 8.6% and occupancy improvement of 8 percentage points as both transient and group business performed well. Additionally, RevPAR at our Hawaiian hotels increased 18.7% through occupancy improvements of 5.9 percentage points, primarily driven by incremental group demand, and a 9.7% increase in average daily rate. RevPAR for our Mountain region increased 7.2%, primarily driven by rate growth of 12.4% in our Phoenix market, which reflects overall rate increases and a shift in the business mix to higher-rated segments.

Our New England region had RevPAR growth of 6.4%, which was driven by a 6.9% RevPAR increase for our Boston hotels. Our Boston properties experienced modest demand growth, which was hampered by severe winter weather during the quarter as well as ongoing meeting space renovations at the Sheraton Boston. RevPAR in our South Central region also increased 6.4%, driven by strong group demand in the New Orleans market, where RevPAR increased 14.6%. Our San Antonio hotels struggled during the quarter with RevPAR improving only 1.3% due to reduced citywide events and a rooms’ renovation at the San Antonio Rivercenter.

Results in our Florida region were mixed, as our Orlando hotel experienced an 8.7% increase in RevPAR, primarily due to improved transient and group demand and solid rate growth. RevPAR for our Miami hotels fell 3.6% due to declines in transient and group rates, as well as difficult comparisons to the prior year as a result of Super Bowl and Pro Bowl activities in the first quarter of 2010. RevPAR for our International properties increased 11% for the quarter; however, much of the gain was due to currency fluctuations. On a constant dollar basis, RevPAR at these properties increased 4.4%.

RevPAR for our Mid-Atlantic, DC Metro and North Central regions underperformed the portfolio, which is partially attributable to severe winter weather early in the quarter. Our Mid-Atlantic region also was negatively affected by additional supply in New York City as well as on-going renovations at two of our largest hotels, the Sheraton New York Hotel & Towers and the Philadelphia Marriott Downtown. Excluding these properties, RevPAR for our Mid-Atlantic region would have increased 2.7%. The DC Metro region was also negatively affected by the threat of a government shutdown during the quarter.

Hotels Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 107 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

In the first quarter of 2011, overall transient revenues increased 5.4% when compared to 2010, reflecting an increase in average rates of 6.2%, which was slightly offset by a decline in average room nights of 0.7%. The rate increase was driven primarily by increases in average rate of 9.6% in corporate transient business.

During the first quarter, group revenues increased approximately 6.4%, reflecting an increase in total room nights of 4.0% and an increase in average rates of 2.2%.

Property-level Operating Expenses

	Quarter ended
	March 25, 2011	March 26, 2010	% Increase (Decrease)
	(in millions)
Rooms	$151	$140	7.9%
Food and beverage	201	187	7.5
Other departmental and support expenses	239	222	7.7
Management fees	32	29	10.3
Other property-level expenses	117	86	36.0
Depreciation and amortization	141	136	3.7

Total property-level operating expenses	$881	$800	10.1

Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues (which affect management fees), though the effect on specific costs will differ. The increase in operating expenses primarily reflects an overall increase in wages and benefits, which account for 55% of the property-level operating expenses and increased 5.6% for the quarter, as well as the expenses related to the four properties purchased in the second half of 2010. The increase in wages and benefits was primarily due to increases in payroll taxes and property-level bonus expense.

Rooms. As described above, the increase in room expense is due to the overall increase in the number of properties and the increase in wages and benefits.

Food and beverage. Food and beverage costs were also affected by the increase in wages and benefits, which was partially offset by the positive shift to more profitable banquet business.

Other departmental and support expenses. The increase was driven by increases in sales and marketing expenses, reflecting the overall increase in wages and benefits, as well as the implementation of new sales initiatives by several of our managers and an increase in customer relations expenditures.

Management fees. Our base management fees, which are generally calculated as a percentage of total revenues, increased 6.5%, or $1.7 million, for the quarter; consistent with the increase in revenues. The incentive management fees, which generally are based on the level of operating profit at each property after we have received a priority return on our investment, increased $2 million during the quarter.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. For the first quarter of 2011, other property-level expenses include $36 million of hotel-level expenses for the leased HPT hotels, as well as $15 million of the associated rental expense due to HPT. For the first quarter of 2010, expenses for hotels leased from HPT represent rental expense of $19 million.

Interest Expense. The $14 million decrease in the first quarter of 2011 reflects a decline of $8 million of charges associated with debt repayments, as well as $6 million of overall interest savings from our debt transactions completed in 2010 and 2011.

Income Tax Benefit. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The decrease in the tax benefit in the first quarter of 2011 reflects lower expenses at our TRS and the overall improvement in operating results at our properties. As most of the hotels are paying the minimum rent under the lease agreements, a significant amount of the improvement in profitability is retained by the TRS and, therefore, decreases taxable loss.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility, given the inherent volatility in the lodging industry. As the overall economy, credit markets and lodging industry have strengthened, we have shifted the focus of our financing efforts from maintaining liquidity to strategically decreasing our debt-to-equity ratio through (i) acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and (ii) the repayment and refinancing, including extending debt maturities and reducing interest expense, of senior notes and mortgage debt. Consistent with this strategy, we have completed over $1 billion of acquisitions and other capital investments during the first quarter of 2011, over 90% of which was funded with available cash. As of March 25, 2011, we had approximately $154 million of cash and cash equivalents and $438 million of available capacity under our credit facility. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities and to fund our capital expenditures program.

Cash Requirements. We use cash primarily for acquisitions, capital expenditures, debt payments and dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host Inc. to make cash distributions are provided by Host L.P.

Capital Resources. We depend primarily on external sources of capital to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE through our current “at-the-market” offering program described previously, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue, in offerings exempt from registration under the securities laws, debentures exchangeable for shares of Host Inc. common stock or senior notes. Because a portion of our debt matures every year, we will continue to use our available cash or new debt issuances to redeem or refinance senior notes and mortgage debt over time, taking advantage of favorable market conditions when available. We may also pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense.

We may purchase senior notes and exchangeable debentures for cash or other consideration through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile, and given the movement of prevailing conditions in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur contemporaneously.

Sources and Uses of Cash. Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances and debt refinancings. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations during the first quarter of 2011 decreased by $12 million to $37 million compared to the first quarter of 2010 due primarily to the payment of certain accrued liabilities as of year end 2010, which were partially offset by the improvements in operations.

Cash Used in Investing Activities. Approximately $1.1 billion of cash was used in investing activities during the first quarter of 2011 compared to $39 million in the first quarter of 2010. This includes approximately $1 billion for acquisitions (see “—Investing Activities Outlook”) and our capital expenditures. For the first quarter of 2011, total capital expenditures increased $44 million to $94 million. Our renewal and replacement capital expenditures were approximately $48 million, which reflects an increase of approximately 78% from 2010 levels. We also spent approximately $46 million during the first quarter of 2011 on ROI projects, which is a 100% increase from 2010 levels.

The following table summarizes the significant acquisitions and investments that have been completed as of April 28, 2011 (in millions):

Transaction date	Description of transaction	Investment price
Acquisitions/ Investments
March	Acquisition of the New York Helmsley Hotel	$(314)
March	Acquisition of the Manchester Grand Hyatt San Diego (1)	(572)
February	Acquisition of the New Zealand portfolio (2)	(145)

	Total acquisitions/investments	$(1,031)

(1)	Includes payment of $19 million for the FF&E replacement fund retained at the property. Additionally, $6 million of the acquisition was funded through the issuance of common OP units by Host L.P.
(2)	The acquisition was NZD190 million.

Cash Provided by Financing Activities. Approximately $142 million of cash was provided by financing activities during the first quarter of 2011. The following table summarizes the significant debt and equity transactions as of April 28, 2011 (in millions):

Transaction Date	Description of transaction	Transaction Amount
Debt
April	Draw on credit facility	$50
March	Draw on credit facility for the repayment of the mortgage debt secured by our four Canadian properties	103
March	Repayment of the mortgage debt secured by our four Canadian properties	(132)
February	Issuance of mortgage debt on our portfolio of hotels in New Zealand	80

		$101

Equity of Host Inc.
January-March	Issuance of approximately 5.6 million common shares under our continuous equity offering program (1)	$99

		$99

(1)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 5.5 million common OP units.

Debt

As of March 25, 2011, our total debt is $5.5 billion and 108 of our hotels are unencumbered by mortgage debt. Our debt has an overall average interest rate of 6.1% and an average maturity of 4.2 years. Currently, 88% of our debt has a fixed rate of interest.

Senior Notes. During the first quarter, our $500 million, 6% series U senior notes due November 1, 2020 were exchanged for Series V senior notes. The terms are substantially identical in all aspects, except that the new series are registered under the Securities Act of 1933, as amended, and are, therefore, freely transferable by the holders.

Credit Facility. On February 28, 2011, we drew CAD100 million ($103 million) from our credit facility in the form of bankers’ acceptances in order to fund a portion of the repayment of the CAD129 million ($132 million) mortgage debt on our portfolio of hotels in Canada. The bankers’ acceptances had an initial average interest rate of 2.18%, based on the 30-day Canadian bankers’ acceptances rate plus 90 basis points. We have $438 million of remaining available capacity under our credit facility as of March 25, 2011.

Exchangeable Senior Debentures. We currently have three issuances of exchangeable senior debentures outstanding: $400 million, 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”), $526 million, 2 5/8% debentures that were issued on March 23, 2007 (the “2007 Debentures”) and $325 million, 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”, collectively, the “Debentures”). The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of our common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common shares. Upon exchange, the 2004 Debentures would be exchanged for Host Inc. common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the 2007 Debentures) and Host Inc. common stock (for the remainder of the exchange value) and the 2009 Debentures would be exchanged for Host Inc. common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders.

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

We separately account for the liability and equity components of our Debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the Debentures, which is the expected life of the debt. However, there is no effect of this accounting on our cash interest payments. The following chart details the initial allocations between the debt and equity components of the debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at March 25, 2011 (in millions):

	Initial face amount	Initial debt value	Initial equity value	Face amount outstanding at 3/25/11	Debt carrying value at 3/25/11	Unamortized discount at 3/25/11
2009 Debentures	$400	$316	$82	$400	$332	$68
2007 Debentures	600	502	89	526	506	20
2004 Debentures	500	413	76	325	325	—

Total	$1,500	$1,231	$247	$1,251	$1,163	$88

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	Quarter ended
	March 25, 2011	March 26, 2010
Contractual interest expense (cash)	$9	$9
Non-cash interest expense due to discount amortization	7	8

Total interest expense	$16	$17

Mortgage Debt. During the first quarter, we issued NZD105 million ($80 million) of mortgage debt in connection with our acquisition of a portfolio of hotels in New Zealand. We pay a floating interest rate equal to the 3-month New Zealand Bank Bill rate plus 120 basis points plus an additional commitment fee of 120 basis points per annum. In connection with the issuance, we entered into a swap agreement with the Bank of New Zealand to swap 75% of the loan at an all-in rate of 7.15% through the maturity date of February 18, 2016.

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage and required fixed charge coverage. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. To the extent that no amounts are outstanding under the credit facility, breaching these covenants would not be an event of default thereunder.

The credit facility matures in September 2011. We have the option to extend for an additional year if certain conditions are met. These conditions include the payment of a fee to the lenders, no default or event of default exists and a leverage ratio below 6.75x. We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of March 25, 2011:

	Actual Ratio	Covenant Requirement
			2011	2012
Leverage ratio	5.8x	Maximum ratio of:	7.25x	7.25x
Fixed charge coverage ratio	2.1x	Minimum ratio of:	1.15x	1.15x
Unsecured interest coverage ratio (a)	3.3x	Minimum ratio of:	1.75x	1.75x

(a)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will lower to 1.5x.

Senior Notes Indenture Covenants. Under the terms of our senior notes indenture, which includes our Debentures, our ability to incur indebtedness and pay dividends is subject to certain restrictions and the satisfaction of various financial conditions, including maintaining a certain EBITDA-to-interest coverage ratio and levels of indebtedness and secured indebtedness relative to adjusted total assets. Even if we are below the coverage levels otherwise required to incur debt and pay dividends, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million or $400 million, depending on the series of senior notes, of mortgage debt whose proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million or $150 million, depending on the series of senior notes, of other debt. We are still permitted to pay dividends equal to the amount of our estimated taxable income necessary to maintain REIT status.

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

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of March 25, 2011:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	342%	Minimum ratio of 125%
Total indebtedness to total assets	31%	Maximum ratio of 65%
Secured indebtedness to total assets	5%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	3.0x	Minimum ratio of 2.0x

For further detail on our credit facility and senior notes, see our 2010 Annual Report on Form 10-K.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of March 25, 2011, Host Inc. is the owner of approximately 98.4% of the Host L.P. common OP units. The remaining 1.6% of common Host L.P. OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

Investors should take into account the 1.6% non-controlling interest in Host L.P. common OP units when analyzing common dividend payments by Host Inc. to its stockholders, as these holders share, on a pro rata basis, in cash amounts being distributed by Host L.P. to holders of its corresponding common units. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on payment of a $1.021494 per common unit distribution by Host L.P. to Host Inc., as well as to other common Host L.P. OP unitholders.

Host Inc.’s policy on common dividends is generally to distribute, over time, 100% of its taxable income and to pay a dividend of at least $0.01 per share per quarter even if we do not generate taxable income. The amount of any future dividend will be determined by Host Inc.’s Board of Directors.

On March 17, 2011, Host Inc.’s Board of Directors declared a dividend of $0.02 per share on our common stock, an increase of $0.01 per share from the previous quarter. The dividend was paid on April 15, 2011 to stockholders of record as of March 31, 2011. Accordingly, Host L.P. made a distribution of $0.02042988 per unit on its common OP units.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared, and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 122 hotels that we owned on March 25, 2011, 107 have been classified as comparable hotels. The operating results of the following hotels that we owned or leased as of March 25, 2011 are excluded from comparable hotel results for these periods:

•	New York Helmsley Hotel (acquired in March 2011);

•	Manchester Grand Hyatt San Diego (acquired in March 2011);

•	The New Zealand portfolio (acquired in February 2011);

•	JW Marriott, Rio de Janeiro (acquired in September 2010);

•	W New York, Union Square (acquired in September 2010);

•	Westin Chicago River North (acquired in August 2010);

•	Le Méridien Piccadilly (acquired leasehold interest in July 2010);

•	Sheraton Indianapolis Hotel and Suites (business interruption due to significant renovations); and

•	San Diego Marriott Marquis & Marina (business interruption due to significant renovations).

The operating results of the two hotels we disposed of during 2010, as well as the 53 Courtyard by Marriott properties leased from HPT are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows: (i) Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA, as a measure of performance for Host Inc. and Host L.P., (ii) Funds From Operations (“FFO”) and FFO per diluted share, as a measure of performance for Host Inc., and (iii) comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

EBITDA and Adjusted EBITDA.

EBITDA

EBITDA is a commonly used measure of performance in many industries. Management believes EBITDA provides useful information to investors regarding our results of operations because it helps us and our investors evaluate the ongoing operating performance of our properties and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. Management uses EBITDA to evaluate property-level results and as one measure in determining the value of acquisitions and dispositions and, like FFO per diluted share, it is widely used by management in the annual budget process.

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

•

Cumulative Effect of a Change in Accounting Principle – Infrequently, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

•

Impairment Losses – We exclude the effect of impairment losses recorded because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, we believe that impairment charges are similar to gains (losses) on dispositions and depreciation expense, both of which are also excluded from EBITDA.

•

Acquisition Costs – Effective January 1, 2009, the accounting treatment under GAAP for costs associated with completed property acquisitions changed and these costs are now expensed in the year incurred as opposed to capitalized as part of the acquisition. Beginning in 2011, we have excluded the effect of these costs because we believe that including them is not reflective of the ongoing performance of our properties. This is consistent with the EBITDA calculation under the prior GAAP accounting treatment which expensed these costs over time as part of depreciation expense, which is excluded from EBITDA.

EBITDA and Adjusted EBITDA, as presented, may not be comparable to measures calculated by other companies. Additionally, EBITDA and Adjusted EBITDA should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. For further information on why we believe EBITDA and Adjusted EBITDA are useful supplemental measures and the limitations on their use, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K.

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA

	Quarter ended
	March 25, 2011	March 26, 2010
Net loss	$(60)	$(84)
Interest expense	82	96
Depreciation and amortization	141	136
Income taxes	(20)	(22)

EBITDA	143	126
Acquisition costs	3	—
Amortization of deferred gains	(1)	—
Equity investment adjustments:
Equity in losses of affiliates	2	5
Pro rata EBITDA of equity investments	2	—
Consolidated partnership adjustments:
Pro rata EBITDA attributable to non-controlling partners in other consolidated partnerships	(5)	(5)

Adjusted EBITDA for Host Inc. and Host L.P.	$144	$126

FFO and FFO per Diluted Share

We present FFO and FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate FFO per diluted share for a given operating period as our FFO (defined as set forth below) for such period divided by the number of fully diluted shares outstanding during such period. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (calculated in accordance with GAAP), excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per share basis after making adjustments for the effects of dilutive securities, including the payment of preferred stock dividends, in accordance with NAREIT guidelines. We believe that FFO per diluted share is a useful supplemental measure of our operating performance and that presentation of FFO per diluted share, when combined with the primary GAAP presentation of earnings per share, provides beneficial information to investors. For further information on why we believe FFO and FFO per diluted share are useful supplemental measures and the limitations on their use, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Financial Measures” in our Annual Report on Form 10-K. The following table provides a reconciliation of net income available to common stockholders to FFO per diluted share for Host Inc. (in millions, except per share amounts):

Host Inc. Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended
	March 25, 2011	March 26, 2010
Net loss	$(60)	$(84)
Less: Net loss attributable to non-controlling interests	—	—
Dividends on preferred stock	—	(2)

Net loss available to common stockholders	(60)	(86)
Adjustments:
Amortization of deferred gains and other property transactions, net of taxes	(1)	—
Depreciation and amortization	141	137
Partnership adjustments	(2)	(1)
FFO of non-controlling interests of Host L.P.	(1)	(1)

Funds From Operations (a)(b)	$77	$49

Diluted weighted average shares outstanding-EPS	677.3	648.1
Assuming issuance of common shares granted under the Comprehensive Stock Plan	1.7	0.6

Diluted weighted average shares outstanding-FFO (a)(b)	679.0	648.7
FFO per diluted share (a)(b)	$.11	$.08

(a)	Earnings/loss per diluted share and FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(b)	FFO per diluted share and earnings per diluted share were significantly affected by certain transactions, the effects of which are shown in the table below (in millions, except per share amounts):

	Quarter ended March 25, 2011		Quarter ended March 26, 2010
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Potential loss on litigation (1)	$—	$—	$(4)	$(4)
Gain (loss) on debt extinguishments (2)	—	—	(8)	(8)
Acquisition costs (3)	(3)	(3)	—	—
Dilutive effect of 2004 Debentures (4)	—	(2)	—	—
Loss attributable to non-controlling interests (5)	—	—	1	1

Total	$(3)	$(5)	$(11)	$(11)

Diluted shares (6)	677.3	700.2	648.1	648.7
Per diluted share	$(.01)	$(.01)	$(.01)	$(.01)

(1)	Includes the accrual of a potential litigation loss in the first quarter of 2010.
(2)	Represents costs associated with the redemption of the series M Senior Notes.
(3)	Represents costs incurred related to successful acquisition. Previously, these costs would have been capitalized; however, under accounting requirements effective January 1, 2009, these costs are expensed in the period in which they are incurred.
(4)	Represents dilutive effect, if applicable, of the 2004 Debentures after the effects of the significant items described above.
(5)	Represents the portion of the significant items attributable to non-controlling partners of Host L.P.

(6)	The first quarter 2011 FFO diluted shares includes 21.2 million shares for the dilutive effect of the 2004 Debentures.

Comparable Hotel Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors. We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. For further information on the calculation of comparable hotel results, why we believe they are useful and the limitations on their use, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K. The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended
	March 25, 2011	March 26, 2010
Number of hotels	107	107
Number of rooms	58,558	58,558
Percent change in Comparable Hotel RevPAR	5.4%	—

Comparable hotel sales
Room	$505	$479
Food and beverage	268	254
Other	53	56

Comparable hotel sales (b)	826	789

Comparable hotel expenses
Room	144	136
Food and beverage	198	186
Other	30	30
Management fees, ground rent and other costs	294	283

Comparable hotel expenses (c)	666	635

Comparable hotel adjusted operating profit	160	154
Non-comparable hotel results, net (d)	9	4
Income (loss) from hotels leased from HPT and office buildings, net	(6)	1
Depreciation and amortization	(141)	(136)
Corporate and other expenses	(25)	(25)

Operating profit	$(3)	$(2)

(a)	The reporting period for our comparable operating statistics for the first quarter of 2011 is from January 1, 2011 to March 25, 2011 and for the first quarter of 2010 is from January 2, 2010 to March 26, 2010. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10–K.

(b)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended
	March 25, 2011	March 26, 2010
Revenues per the consolidated statements of operations	$903	$823
Non-comparable hotel sales	(44)	(23)
Hotel sales for the property for which we record rental income, net	13	13
Revenues for hotels leased from HPT and office buildings	(46)	(19)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	(5)

Comparable hotel sales	$826	$789

(c)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended
	March 25, 2011	March 26, 2010
Operating costs and expenses per the consolidated statements of operations	$906	$825
Non-comparable hotel expenses	(35)	(19)
Hotel expense for the property for which we record rental income	13	13
Expense for hotels leased from HPT and office buildings	(52)	(18)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	(5)
Depreciation and amortization	(141)	(136)
Corporate and other expenses	(25)	(25)

Comparable hotel expenses	$666	$635

(d)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our condensed consolidated statements of operations as continuing operations, and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the condensed consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of March 25, 2011 and December 31, 2010, 88% and 90%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives that we enter into are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives that we have entered into to manage interest rate risk. See Item 7A of our most recent Annual Report on Form 10–K and Note 11 – “Fair Value Measurements.”

On February 18, 2011, we entered into an NZD105 million ($80 million) mortgage loan in conjunction with the acquisition of a portfolio of hotels in New Zealand. We pay a floating interest rate equal to the 3-month New Zealand Bank Bill Rate plus 120 basis points plus an additional commitment fee of 120 basis points per annum (for an all-in rate of 5.63% at March 25, 2011). On the same date, we entered into a swap agreement with the Bank of New Zealand that fixes 75% of the loan at an all-in rate of 7.15% through the maturity date of February 18, 2016.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Brazil, Canada, Mexico, Chile, New Zealand and the United Kingdom and an investment in our European joint venture), currency exchange risks arise as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. During 2010 and 2008, we entered into four foreign currency forward purchase contracts. To date, we have hedged €80 million ($114 million) of our net investment in the European joint venture. The foreign currency exchange agreements that we have entered into are strictly to hedge foreign currency risk and not for trading purposes. See Item 7A of our most recent Annual Report on Form 10-K and Note 11 – “Fair Value Measurements.” We did not enter into any foreign currency exchange agreements in the first quarter of 2011.

Item 4. Controls and Procedures

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2011-January 31, 2011	16,477	*	$18.17	—	$—
February 1, 2011-February 28, 2011	912,670	**	$18.97	—	—
March 1, 2011-March 25, 2011	305,291	***	$—	—	—

Total	1,234,438		$—	—	$—

*	Reflects 16,477 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the $18.17 purchase price is the price of Host Inc. common stock on the date of release).
**	Reflects 912,670 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common stock to plan participants (the $18.97 purchase price is the average price of Host Inc. common stock on the dates of release.)
***	Reflects shares of restricted stock forfeited for failure to meet vesting criteria.

Issuer Sales of Unregistered Securities (Host Hotels & Resorts, Inc.)

On the dates indicated, Host, Inc. issued shares of common stock to the persons listed below in exchange for OP units of Host L.P. held by each person. All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act

Date	Purchaser	Common Shares Issued (1)	OP units redeemed(1)

February 28, 2011	Michael D. Schreiber	12,564	12,300

(1)	Shares were issued based on the current conversion factor of 1.021494 shares per OP unit.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)

January 1, 2011-January 31, 2011	58,015	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	$—

February 1, 2011-February 28, 2011	935,817	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

March 1, 2011-March 31, 2011	305,828	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

Total	1,299,660			—	$—

*	Reflects (1) 41,885 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 16,130 common OP units cancelled upon cancellation of 16,477 shares of Host Inc.’s common stock by Host Inc.
**	Reflects (1) 42,352 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 893,465 common OP units cancelled upon cancellation of 912,670 shares of Host Inc.’s common stock by Host Inc.
***	Reflects (1) 6,961 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 298,867 common OP units cancelled upon cancellation of 305,291 shares of Host Inc.’s common stock by Host Inc.

Item 5. Other Information – Entry into a Material Definitive Agreement

We currently hold an ownership interest in HHR Euro C.V., a joint venture originally formed in March 2006 to acquire hotels in Europe. Certain of our subsidiaries participate in the joint venture as the general partner and a limited partner. The limited partners of the joint venture that are not affiliated with us are APG Strategic Real Estate Pool N.V., a Dutch pension fund, and Jasmine Hotels Private Limited, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Private Limited. The joint venture currently owns 11 hotels located in Spain, Italy, the United Kingdom, Poland, Belgium and the Netherlands.

Expansion of European Joint Venture

On April 27, 2011, with effectiveness subject to the receipt of certain regulatory approvals, the partners amended and restated the limited partnership agreement of the existing joint venture (such agreement, as amended and restated, the “Amended and Restated Agreement”) in order to expand, through the sub-fund structure described below, the existing joint venture to allow for the acquisition, ownership and potential disposition of additional full service hotels located in Europe (with a focus on the United Kingdom, France and Germany). Among other things, pursuant to the Amended and Restated Agreement, the term of the joint venture has been extended from 2016 to 2021, subject to two one-year extensions with unanimous partner approval. The sub-fund structure in the Amended and Restated Agreement provides for additional series of partnership interests in the existing joint venture, with each series corresponding to a separate subsidiary of the joint venture, referred to as a fund, and having separate rights, powers and duties with respect to specific assets and liabilities associated with such fund. Existing investments of the joint venture have been allocated to a subsidiary of the joint venture designated as “Fund I”. A second subsidiary of the existing joint venture will be designated as “Fund II” and will be acquired in connection with the acquisition of the initial Fund II asset as described in the discussion below relating to the Le Méridien Piccadilly, or instead newly created for new hotel investments if such acquisition does not occur by a specified date. The existing partners of the joint venture have committed total equity of €450 million to Fund II and, after giving effect to indebtedness that Fund II is expected to incur, Fund II will have aggregate funds available for investment of approximately €1.0 billion.

The partners in the existing joint venture will continue to be the partners in Fund I and such existing partners also will be the partners in Fund II, but with separate ownership interests from Fund I. An affiliate of ours will continue to be the general partner of the joint venture. Reflecting our ownership stake in the existing joint venture, we will continue to own 32.1% of Fund I, and we have committed to contribute equity of €150.3 million to Fund II for its combined general and limited partner ownership interests. Such contribution to Fund II by us will be made through contributions of cash and a portion of our leasehold interest in the Le Méridien Piccadilly as discussed below, for a combined general and limited partner ownership interest of 33.4% in Fund II. An affiliate of ours will continue to be the asset manager of Fund I and will be the asset manager for Fund II once it is established. Such services will continue to be provided by the asset manager in return for a quarterly asset management fee.

Certain Other Amendments

In addition to the amendments discussed above, certain other amendments were made in the Amended and Restated Agreement, including, among other things: modifying the ability of the non-Host LP limited partners to dissolve the joint venture; permitting each non-Host LP limited partner to replace the Host LP-affiliated general partner upon the occurrence of certain change of control events; decreasing the aggregate permitted indebtedness of a fund with respect to a single investment from 75% to 65%; establishing separate target returns with respect to Fund II; and certain technical amendments to permit the existing joint venture agreement to apply to the expanded joint venture.

Acquisition of Le Méridien Piccadilly Hotel by the Joint Venture

In connection with the expansion of the existing joint venture, we have entered into an agreement with the general partner of the existing joint venture to transfer a portion of our leasehold interest in the Le Méridien Piccadilly to Fund II, which property will serve as the initial asset of Fund II. Such transfer will be effected by both the sale and contribution of the equity interests in the Host LP subsidiaries that currently own the leasehold interest in the Le Méridien Piccadilly and the contribution portion of the transaction will constitute a portion of our contribution of equity to Fund II. The closing of the Le Méridien Piccadilly transfer is conditioned upon receiving certain regulatory approvals and such transaction will be terminated if the applicable approvals have not been received within three months of entering into the transfer agreement.

Item 6. Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

10	Material Contracts

10.21	Sales Agency Financing Agreement, dated April 21, 2011 between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on April 21, 2011).

12	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the year-to-date period ended March 25, 2011 and March 26, 2010, respectively, for Host Hotels & Resorts Inc.; (ii) the Condensed Consolidated Balance Sheets at March 25, 2011, and December 31, 2010, respectively, for Host Hotels & Resorts Inc.; (iii) the Condensed Consolidated Statement of Cash Flows for the year-to-date period ended March 25, 2011 and March 26, 2010, respectively, for Host Hotels & Resorts Inc.; (iv) the Condensed Consolidated Statements of Operations for the year-to-date period ended March 25, 2011 and March 26, 2010, respectively, for Host Hotels & Resorts L.P.; (v) the Condensed Consolidated Balance Sheets at March 25, 2011, and December 31, 2010, respectively, for Host Hotels & Resorts L.P.; (vi) the Condensed Consolidated Statement of Cash Flows for the year-to-date period ended March 25, 2011 and March 26, 2010, respectively, for Host Hotels & Resorts L.P. and (vii) Notes to the Condensed Consolidated Financial Statements that have been detail tagged. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

HOST HOTELS & RESORTS, INC.

May 2, 2011	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.

May 2, 2011	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)