Form 10-Q
period 2011-06-17
HOST HOTELS & RESORTS L.P.; HOST HOTELS & RESORTS, INC.
filed 2011-07-25
CIK 1061937, 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 17, 2011

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

Host Hotels & Resorts, Inc.	Yes ☑	No ☐
Host Hotels & Resorts, L.P.	Yes ☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Host Hotels & Resorts, Inc.	Yes ☑	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Host Hotels & Resorts, Inc.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☐

Host Hotels & Resorts, L.P.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Host Hotels & Resorts, Inc.	Yes ☐	No ☑
Host Hotels & Resorts, L.P.	Yes ☐	No ☑

As of July 20, 2011 there were 706,142,406 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended June 17, 2011 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries in cases where it is important to distinguish between Host Inc. and Host L.P. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise.

Host Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.5% of the partnership interests (“OP units”). The remaining OP units (approximately 1.5%) are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

We believe combining the quarterly reports on Form 10-Q of Host Inc. and Host L.P. into this single report results in the following benefits:

•	enhancing investors’ understanding of the company by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminating duplicative disclosure and providing a more streamlined presentation, since a substantial portion of our disclosure applies to both Host Inc. and Host L.P.; and

•	creating time and cost efficiencies through the preparation of one combined report instead of two separate reports.

Management operates the company as one enterprise. The management of Host Inc. consists of the same members who direct the management of Host L.P. The executive officers of Host Inc. are appointed by Host Inc.’s board of directors, but are employed by Host L.P. Host L.P. employs everyone who works for Host Inc. or Host L.P. As general partner with control of Host L.P., Host Inc. consolidates Host L.P. for financial reporting purposes, and Host Inc. does not have significant assets other than its investment in Host L.P. Therefore, the assets and liabilities of Host Inc. and Host L.P. are substantially the same on their respective consolidated financial statements.

There are a few differences between Host Inc. and Host L.P., which are reflected in the disclosure in this report. We believe it is important to understand the differences between Host Inc. and Host L.P. in the context of how we operate as an interrelated consolidated company. Host Inc. is a REIT whose only material asset is its ownership of OP units of Host L.P. As a result, Host Inc. does not conduct business itself, other than acting as the sole general partner of Host L.P., and issuing public equity from time to time, the proceeds from which are contributed to Host L.P. in exchange for OP units. Host Inc. itself does not issue any indebtedness and does not guarantee the debt or obligations of Host L.P. Host L.P. holds substantially all of our assets and the ownership interests in our joint ventures. Host L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Host Inc., Host L.P. generates the capital required by our business through Host L.P.’s operations, by Host L.P.’s direct or indirect incurrence of indebtedness, through the issuance of OP units or through the sale of equity interests of its subsidiaries.

The substantive difference between Host Inc.’s and Host L.P.’s filings is the fact that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the financial statements, this difference is primarily reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital) and comprehensive income (loss). Apart from the different equity treatment, the consolidated financial statements of Host Inc. and Host L.P. are nearly identical, with the major difference being that the net income allocated to the outside owners of Host L.P., who, in aggregate, hold 1.5% of the OP units, is deducted from net income of Host Inc. in order to arrive at net income attributable to common stockholders. This amount is included in net income attributable to common unitholders for

i

Host L.P. Also, earnings (loss) per share will generally be slightly different than the earnings (loss) per common OP unit as, subsequent to the 2009 common stock elective dividend, each Host Inc. common share is the equivalent of .97895 OP units (instead of 1 OP unit). This stock dividend caused an approximate 2% difference in earnings (loss) per share when compared to earnings (loss) per common OP unit beginning in 2010.

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

•

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations are combined, except for a separate discussion of any material differences in the liquidity and capital resources between Host Inc. and Host L.P.;

•	Item 3 – Quantitative and Qualitative Disclosures about Market Risk are combined, except for separate discussions of any material differences between Host Inc. and Host L.P.;

•

This report also includes separate Item 4—Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Host Inc. and Host L.P. in order to establish that the Chief Executive Officer and the Chief Financial Officer of Host Inc. and the Chief Executive Officer and the Chief Financial Officer of Host Inc. as the general partner of Host L.P. have made the requisite certifications and that Host Inc. and Host L.P. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350; and

•	Part II Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds of Host Inc. and Host L.P.

ii

Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P.

iii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 17, 2011 and December 31, 2010

(in millions, except share and per share amounts)

	June 17, 2011	December 31, 2010
	(unaudited)
ASSETS
Property and equipment, net	$11,635	$10,514
Assets held for sale	6	—
Due from managers	67	45
Investments in affiliates	178	148
Deferred financing costs, net	45	44
Furniture, fixtures and equipment replacement fund	172	152
Other	331	354
Restricted cash	35	41
Cash and cash equivalents	634	1,113

Total assets	$13,103	$12,411

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes, including $1,170 million and $1,156 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,510	$4,249
Credit facility	162	58
Mortgage debt	1,068	1,025
Other	148	145

Total debt	5,888	5,477
Accounts payable and accrued expenses	178	208
Other	209	203

Total liabilities	6,275	5,888

Non-controlling interests - Host Hotels & Resorts, L.P.	174	191
Host Hotels & Resorts Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 693.7 million shares and 675.6 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,566	7,236
Accumulated other comprehensive income	40	25
Deficit	(999)	(965)

Total equity of Host Hotels & Resorts, Inc. stockholders	6,614	6,303
Non-controlling interests—other consolidated partnerships	40	29

Total equity	6,654	6,332

Total liabilities, non-controlling interests and equity	$13,103	$12,411

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date Ended June 17, 2011 and June 18, 2010

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
REVENUES
Rooms	$780	$671	$1,302	$1,154
Food and beverage	380	342	650	595
Other	75	72	129	128

Total revenues for owned hotels	1,235	1,085	2,081	1,877
Other revenues	61	27	117	57

Total revenues	1,296	1,112	2,198	1,934

EXPENSES
Rooms	206	178	356	318
Food and beverage	268	240	469	427
Other departmental and support expenses	309	278	547	500
Management fees	53	47	85	75
Other property-level expenses	137	96	254	181
Depreciation and amortization	149	139	290	275
Corporate and other expenses	22	24	47	49

Total operating costs and expenses	1,144	1,002	2,048	1,825

OPERATING PROFIT	152	110	150	109
Interest income	5	1	9	2
Interest expense	(89)	(82)	(171)	(179)
Net gains on property transactions and other	2	—	3	—
Gain (loss) on foreign currency transactions and derivatives	1	(3)	2	(5)
Equity in earnings (losses) of affiliates	4	—	2	(5)

INCOME (LOSS) BEFORE INCOME TAXES	75	26	(5)	(78)
Benefit (provision) for income taxes	(8)	(6)	13	16

INCOME (LOSS) FROM CONTINUING OPERATIONS	67	20	8	(62)
Loss from discontinued operations, net of tax	(3)	—	(4)	(2)

NET INCOME (LOSS)	64	20	4	(64)
Less: Net income attributable to non-controlling interests	(2)	(1)	(2)	(1)

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	62	19	2	(65)
Less: Dividends on preferred stock	—	(2)	—	(4)
Issuance costs of redeemed preferred stock	—	(4)	—	(4)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$62	$13	$2	$(73)

Basic earnings (loss) per common share:
Continuing operations	$.10	$.02	$.01	$(.11)
Discontinued operations	(.01)	—	(.01)	—

Basic earnings (loss) per common share	$.09	$.02	$—	$(.11)

Diluted earnings (loss) per common share:
Continuing operations	$.10	$.02	$.01	$(.11)
Discontinued operations	(.01)	—	(.01)	—

Diluted earnings (loss) per common share	$.09	$.02	$—	$(.11)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended June 17, 2011 and June 18, 2010

(unaudited, in millions)

	Year-to-date ended
	June 17, 2011	June 18, 2010
OPERATING ACTIVITIES
Net income (loss)	$4	$(64)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Loss on dispositions	—	1
Depreciation	3	—
Depreciation and amortization	290	275
Amortization of deferred financing costs	5	6
Amortization of debt premiums/discounts, net	9	16
Deferred income taxes	(15)	(17)
Net gain on property transactions and other	(3)	—
(Gain) loss on foreign currency transactions and derivatives	(2)	5
Non-cash loss on extinguishment of debt	1	2
Equity in (earnings) losses of affiliates, net	(2)	5
Distributions from equity investments	—	2
Change in due from managers	(27)	(25)
Changes in other assets	12	34
Changes in other liabilities	(19)	(21)

Cash provided by operations	256	219

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	12
Acquisitions	(1,035)	—
Purchase of mortgage note on a portfolio of hotels	—	(53)
Investment in affiliates	(18)	—
Capital expenditures:
Renewals and replacements	(119)	(67)
Return on investments	(121)	(33)
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	1	(22)
Change in FF&E replacement funds designated as restricted cash	—	5
Property insurance proceeds	2	—

Cash used in investing activities	(1,290)	(158)

FINANCING ACTIVITIES
Financing costs	(8)	—
Issuances of debt	576	—
Draw on credit facility	153	—
Repayment on credit facility	(50)	—
Repurchase/redemption of senior notes, including exchangeable debentures	(250)	(346)
Mortgage debt prepayments and scheduled maturities	(132)	(124)
Scheduled principal repayments	(2)	(5)
Common stock issuance	288	55
Redemption of preferred stock	—	(101)
Dividends on common stock	(21)	(7)
Dividends on preferred stock	—	(6)
Distributions to non-controlling interests	(4)	(3)
Change in restricted cash for financing activities	5	5

Cash provided by (used in) financing activities	555	(532)

DECREASE IN CASH AND CASH EQUIVALENTS	(479)	(471)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,113	1,642

CASH AND CASH EQUIVALENTS, END OF PERIOD	$634	$1,171

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended June 17, 2011 and June 18, 2010

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	June 17, 2011	June 18, 2010
Interest paid	$144	$163
Income taxes paid	4	3

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended June 17, 2011 and June 18, 2010, Host Inc. issued approximately 0.2 million shares and 1.0 million shares, respectively, upon the conversion of operating partnership units (“OP units”) of Host Hotels & Resorts, L.P. (“Host L.P.”) held by non-controlling partners valued at approximately $4 million and $12 million, respectively.

On March 17, 2011, we acquired the 1,625-room Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host L.P. issued approximately 0.3 million common OP units valued at $18.741 per unit, or approximately $6 million.

On April 29, 2011, we acquired a 75% controlling interest in the 364-room Hilton Melbourne South Wharf. In connection with the acquisition, we assumed AUD 80 million ($86 million) of mortgage debt and recorded the mortgage debt at its fair value at the acquisition date, which reflected a premium of $0.5 million. See Note 11 – “Acquisitions” for further discussion.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 17, 2011 and December 31, 2010

(in millions)

	June 17, 2011	December 31, 2010
	(unaudited)
ASSETS
Property and equipment, net	$11,635	$10,514
Assets held for sale	6	—
Due from managers	67	45
Investments in affiliates	178	148
Deferred financing costs, net	45	44
Furniture, fixtures and equipment replacement fund	172	152
Other	330	353
Restricted cash	35	41
Cash and cash equivalents	634	1,113

Total assets	$13,102	$12,410

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $1,170 million and $1,156 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,510	$4,249
Credit facility	162	58
Mortgage debt	1,068	1,025
Other	148	145

Total debt	5,888	5,477
Accounts payable and accrued expenses	178	208
Other	209	203

Total liabilities	6,275	5,888

Limited partnership interests of third parties	174	191
Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,572	6,276
Accumulated other comprehensive income	40	25

Total Host Hotels & Resorts, L.P. capital	6,613	6,302
Non-controlling interests—consolidated partnerships	40	29

Total capital	6,653	6,331

Total liabilities, limited partnership interest of third parties and capital	$13,102	$12,410

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date Ended June 17, 2011 and June 18, 2010

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
REVENUES
Rooms	$780	$671	$1,302	$1,154
Food and beverage	380	342	650	595
Other	75	72	129	128

Total revenues for owned hotels	1,235	1,085	2,081	1,877
Other revenues	61	27	117	57

Total revenues	1,296	1,112	2,198	1,934

EXPENSES
Rooms	206	178	356	318
Food and beverage	268	240	469	427
Other departmental and support expenses	309	278	547	500
Management fees	53	47	85	75
Other property-level expenses	137	96	254	181
Depreciation and amortization	149	139	290	275
Corporate and other expenses	22	24	47	49

Total operating costs and expenses	1,144	1,002	2,048	1,825

OPERATING PROFIT	152	110	150	109
Interest income	5	1	9	2
Interest expense	(89)	(82)	(171)	(179)
Net gains on property transactions and other	2	—	3	—
Gain (loss) on foreign currency transactions and derivatives	1	(3)	2	(5)
Equity in earnings (losses) of affiliates	4	—	2	(5)

INCOME (LOSS) BEFORE INCOME TAXES	75	26	(5)	(78)
Benefit (provision) for income taxes	(8)	(6)	13	16

INCOME (LOSS) FROM CONTINUING OPERATIONS	67	20	8	(62)
Loss from discontinued operations, net of tax	(3)	—	(4)	(2)

NET INCOME (LOSS)	64	20	4	(64)
Less: Net income attributable to non-controlling interests	(1)	(1)	(2)	(2)

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	63	19	2	(66)
Less: Distributions on preferred units	—	(2)	—	(4)
Issuance costs of redeemed preferred units	—	(4)	—	(4)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$63	$13	$2	$(74)

Basic earnings (loss) per common unit:
Continuing operations	$.10	$.02	$.01	$(.11)
Discontinued operations	(.01)	—	(.01)	—

Basic earnings (loss) per common unit	$.09	$.02	$—	$(.11)

Diluted earnings (loss) per common unit:
Continuing operations	$.10	$.02	$.01	$(.11)
Discontinued operations	(.01)	—	(.01)	—

Diluted earnings (loss) per common unit	$.09	$.02	$—	$(.11)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended June 17, 2011 and June 18, 2010

(unaudited, in millions)

	Year-to-date ended
	June 17, 2011	June 18, 2010
OPERATING ACTIVITIES
Net income (loss)	$4	$(64)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Loss on dispositions	—	1
Depreciation	3	—
Depreciation and amortization	290	275
Amortization of deferred financing costs	5	6
Amortization of debt premiums/discounts, net	9	16
Deferred income taxes	(15)	(17)
Net gain on property transactions and other	(3)	—
(Gain) loss on foreign currency transactions and derivatives	(2)	5
Non-cash loss on extinguishment of debt	1	2
Equity in (earnings) losses of affiliates, net	(2)	5
Distributions from equity investments	—	2
Change in due from managers	(27)	(25)
Changes in other assets	12	34
Changes in other liabilities	(19)	(21)

Cash provided by operations	256	219

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	12
Acquisitions	(1,035)	—
Purchase of mortgage note on a portfolio of hotels	—	(53)
Investment in affiliates	(18)	—
Capital expenditures:
Renewals and replacements	(119)	(67)
Repositionings and other investments	(121)	(33)
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	1	(22)
Change in FF&E replacement funds designated as restricted cash	—	5
Property insurance proceeds	2	—

Cash used in investing activities	(1,290)	(158)

FINANCING ACTIVITIES
Financing costs	(8)	—
Issuances of debt	576	—
Draw on credit facility	153	—
Repayment on credit facility	(50)	—
Repayments/redemption of senior notes, including exchangeable debentures	(250)	(346)
Mortgage debt prepayments and scheduled maturities	(132)	(124)
Scheduled principal repayments	(2)	(5)
Common OP unit issuance	288	55
Redemption of preferred OP units	—	(101)
Distributions on common OP units	(21)	(7)
Distributions on preferred OP units	—	(6)
Distributions to non-controlling interests	(4)	(3)
Change in restricted cash for financing activities	5	5

Cash provided by (used in) financing activities	555	(532)

DECREASE IN CASH AND CASH EQUIVALENTS	(479)	(471)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,113	1,642

CASH AND CASH EQUIVALENTS, END OF PERIOD	$634	$1,171

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended June 17, 2011 and June 18, 2010

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	June 17, 2011	June 18, 2010
Interest paid	$144	$163
Income taxes paid	4	3

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended June 17, 2011 and June 18, 2010, limited partners converted operating partnership units (“OP units”) valued at approximately $4 million and $12 million, respectively, in exchange for approximately 0.2 million and 1.0 million shares, respectively, of Host Hotels & Resorts, Inc. common stock.

On March 17, 2011, we acquired the 1,625-room Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host Hotels & Resorts, L.P. issued approximately 0.3 million common OP units valued at $18.741 per unit, or approximately $6 million.

On April 29, 2011, we acquired a 75% controlling interest in the 364-room Hilton Melbourne South Wharf. In connection with the acquisition, we assumed AUD 80 million ($86 million) of mortgage debt and recorded the mortgage debt at its fair value at the acquisition date, which reflected a premium of $0.5 million. See Note 11 – “Acquisitions” for further discussion.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through Host Hotels & Resorts L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to specifically refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” to specifically refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. holds approximately 98.5% of Host L.P.’s OP units.

As of June 17, 2011, we owned, or had controlling interests in, 106 lodging properties located throughout the United States, as well as 17 international properties located in Australia, Brazil, Chile, Canada, Mexico, New Zealand and the United Kingdom, all operated under some of the leading brands in the lodging industry.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 17, 2011 and the results of our operations for the quarterly and year-to-date periods ended June 17, 2011 and June 18, 2010 and cash flows for the year-to-date periods ended June 17, 2011 and June 18, 2010. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Earnings (Loss) Per Common Share (Unit)

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

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
	(in millions, except per share amounts)
Net income (loss)	$64	$20	$4	$(64)
Net income attributable to non-controlling interests	(2)	(1)	(2)	(1)
Dividends on preferred stock	—	(2)	—	(4)
Issuance costs of redeemed preferred stock (a)	—	(4)	—	(4)

Earnings (loss) available to common stockholders	62	13	2	(73)

Diluted earnings (loss) available to common stockholders	$62	$13	$2	$(73)

Basic weighted average shares outstanding	685.7	652.5	681.5	650.3
Diluted weighted average shares outstanding (b)	687.1	654.1	683.0	650.3
Basic earnings (loss) per share	$.09	$.02	$—	$(.11)
Diluted earnings (loss) per share	$.09	$.02	$—	$(.11)

(a)	Represents the original issuance costs associated with the Class E preferred stock, which were redeemed during the second quarter 2010.
(b)	For all periods presented, there were approximately 50 million potentially dilutive shares related to our Exchangeable Senior Debentures, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Host L.P. Earnings (Loss) Per Common Unit

Basic earnings (loss) per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) available to common unitholders as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Inc. to support Host Inc. common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive.

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
	(in millions, except per unit amounts)
Net income (loss)	$64	$20	$4	$(64)
Net income attributable to non-controlling interests	(1)	(1)	(2)	(2)
Distributions on preferred units	—	(2)	—	(4)
Issuance costs of redeemed preferred OP units (a)	—	(4)	—	(4)

Earnings (loss) available to common unitholders	63	13	2	(74)

Diluted earnings (loss) available to common unitholders	$63	$13	$2	$(74)

Basic weighted average units outstanding	682.0	649.5	677.8	647.5
Diluted weighted average units outstanding (b)	683.3	651.1	679.2	647.5
Basic earnings (loss) per unit	$.09	$.02	$—	$(.11)
Diluted earnings (loss) per unit	$.09	$.02	$—	$(.11)

(a)	Represents the original issuance costs associated with the Class E preferred OP units, which were redeemed during the second quarter 2010.
(b)	For all periods presented, there were approximately 49 million potentially dilutive units related to our Exchangeable Senior Debentures, which were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following as of (in millions):

	June 17, 2011	December 31, 2010
Land and land improvements	$1,842	$1,669
Buildings and leasehold improvements	13,240	12,080
Furniture and equipment	2,000	1,895
Construction in progress	125	168

	17,207	15,812
Less accumulated depreciation and amortization	(5,572)	(5,298)

	$11,635	$10,514

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Investment in Affiliates

European Joint Venture. On June 27, 2011, the expansion of the European Joint Venture (Euro JV) was completed through the creation of a new fund (the “Euro JV Fund II”) in which each of the current partners in the Euro JV holds a 33.3% limited partner interest and we hold the remaining 0.1% general partner interest. The Euro JV Fund II has a target size of approximately €450 million of new equity and a target investment of approximately €1 billion, after taking into account anticipated debt. As part of the expansion, on June 28, 2011, we also transferred the Le Méridien Piccadilly to the Euro JV Fund II at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. Proceeds received from our partners for the contribution of the Le Méridien Piccadilly was used to repay £25 million ($41 million) under our credit facility. In addition to the expansion of the capacity of the Euro JV, we have extended its term from 2016 to 2021, subject to two one-year extensions.

On July 6, 2011, our Euro JV Fund II reached an agreement to acquire the 396-room Pullman Bercy, Paris, for approximately €96 million. The joint venture has agreed to invest an additional €9 million to renovate the rooms and public space at the hotel. The transaction is subject to a waiver by the City of Paris of its right to purchase the hotel and is expected to close in September 2011.

6.	Debt

Senior Notes. On May 11 and May 25, 2011, we issued $425 million and $75 million, respectively, of 5 7/8% Series W senior notes due June 15, 2019. We received proceeds from these issuances of approximately $489 million, net of discounts, underwriting fees and expenses. Interest on the Series W senior notes is payable semi-annually in arrears on June 15 and December 15, beginning December 15, 2011. The proceeds were used to repay $50 million drawn on our credit facility in connection with the acquisition of the Hilton Melbourne South Wharf, as discussed below, and to redeem the remaining $250 million of the 7 1/8% Series K senior notes due November 2013, plus a $3 million premium on the redemption. The remaining proceeds will be used for general corporate purposes.

On May 27, 2011, we gave notice of our intent to redeem $150 million of the outstanding $325 million 3.25% Exchangeable Senior Debentures. Subsequent to the end of the second quarter, holders of approximately $134 million of the 3.25% Exchangeable Debentures elected to exchange their debentures for shares of Host Inc. common stock totaling approximately 8.8 million shares, rather than receive the cash redemption proceeds, while the remaining $16 million of debentures were redeemed for cash.

Mortgage Debt. On April 29, 2011, we assumed AUD 80 million ($86 million) of mortgage debt in connection with the acquisition of the Hilton Melbourne South Wharf, Australia. We pay a floating interest rate equal to the quoted average bid rate on Reuters BBSY plus a 3.25% margin. At acquisition, we recorded the loan at fair value, which reflected a premium of $0.5 million. We also assumed the associated interest rate swap derivative, which fixes the Reuters BBSY rate at 7.52%. At acquisition, the swap did not qualify for hedge accounting; therefore, changes in the fair value of the derivative will be reflected in the consolidated statements of operations throughout the life of the swap. At acquisition, the swap’s fair value was a liability of AUD 1.8 million ($1.9 million). The swap agreement will expire on March 19, 2012. The loan matures on February 28, 2012.

Credit Facility. On April 26, 2011, to facilitate the acquisition of the Hilton Melbourne South Wharf, we drew $50 million on our credit facility, which was subsequently repaid on May 12, 2011. We have $438 million of remaining available capacity under our credit facility as of June 17, 2011.

Subsequent to quarter end, the contribution of the Le Méridien Piccadilly to the Euro JV Fund II and the $41 million repayment of the credit facility with proceeds therefrom, as well as the exchange or redemption of $150 million of our 3.25% Exchangeable Senior Debentures, decreased our total debt outstanding by

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$304 million to approximately $5.6 billion and increased the availability under our credit facility to $479 million.

7.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Equity is allocated between controlling and non-controlling interests as follows (in millions):

	Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2010	$6,303	$29	$6,332	$191
Net income	2	2	4	—
Issuance of common stock	288	—	288	—
Other changes in ownership	6	9	15	(17)
Other comprehensive income (note 9)	15	—	15	—

Balance, June 17, 2011	$6,614	$40	$6,654	$174

	Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2009	$6,189	$22	$6,211	$139
Net income (loss)	(65)	2	(63)	(1)
Issuance of common stock	55	—	55	—
Redemption of preferred stock	(101)	—	(101)	—
Other changes in ownership	(39)	(3)	(42)	31
Other comprehensive loss (note 9)	(10)	—	(10)	—

Balance, June 18, 2010	$6,029	$21	$6,050	$169

Capital of Host L.P.

As of June 17, 2011, Host Inc. is the owner of approximately 98.5% of Host L.P.’s common OP units. The remaining 1.5% of the common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2010	$6,302	$29	$6,331	$191
Net income	2	2	4	—
Issuance of common OP units	288	—	288	—
Other changes in ownership	6	9	15	(17)
Other comprehensive income (note 9)	15	—	15	—

Balance, June 17, 2011	$6,613	$40	$6,653	$174

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2009	$6,187	$22	$6,209	$139
Net income (loss)	(65)	2	(63)	(1)
Issuance of common OP units	55	—	55	—
Redemption of preferred OP units	(101)	—	(101)	—
Other changes in ownership	(38)	(3)	(41)	31
Other comprehensive loss (note 9)	(10)	—	(10)	—

Balance, June 18, 2010	$6,028	$21	$6,049	$169

Issuance of Common Stock

On April 21, 2011, we entered into a Sales Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under Securities and Exchange Commission (“SEC”) rules, including sales made directly on the NYSE. BNY Mellon Capital Markets, LLC is acting as sales agent. Host Inc. may sell shares of common stock under its new program from time to time based on market conditions, although it is not under an obligation to sell any shares. During the second quarter 2011, we issued approximately 11 million shares of common stock under the program at an average price of $17.29 per share for net proceeds of approximately $189 million.

Dividends/Distributions

On June 15, 2011, Host Inc.’s Board of Directors declared a dividend of $0.03 per share on its common stock. The dividend was paid on July 15, 2011 to stockholders of record as of June 30, 2011. Accordingly, Host L.P. made a distribution of $0.03064482 per unit on its common OP units based on the current conversion ratio.

8.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and meet the aggregation criteria, and thus, we report one segment: hotel ownership. As of June 17, 2011, our foreign operations consist of 17 properties in seven countries. There were no intercompany

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

sales during the periods presented. The following table presents total revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	Revenues				Property and Equipment, net
	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010	June 17, 2011	December 31, 2010
United States	$1,222	$1,072	$2,082	$1,866	$10,906	$10,095
Australia	4	—	4	—	149	—
Brazil	9	—	14	—	49	48
Canada	30	28	53	49	131	131
Chile	8	7	12	11	57	56
Mexico	6	5	10	8	29	29
New Zealand	8	—	9	—	153	—
United Kingdom	9	—	14	—	161	155

Total	$1,296	$1,112	$2,198	$1,934	$11,635	$10,514

9.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments.

The following table presents comprehensive income for all periods presented (in millions):

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
Net income (loss)	$64	$20	$4	$(64)
Other comprehensive income (loss)	11	(7)	15	(10)

Comprehensive income (loss)	75	13	19	(74)
Comprehensive income attributable to the non-controlling interests	(2)	(1)	(2)	(1)

Comprehensive income (loss) attributable to Host Hotels & Resorts, Inc.	$73	$12	$17	$(75)

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
Net income (loss)	$64	$20	$4	$(64)
Other comprehensive income (loss)	11	(7)	15	(10)

Comprehensive income (loss)	75	13	19	(74)
Comprehensive income attributable to the non-controlling interests	(1)	(1)	(2)	(2)

Comprehensive income (loss) attributable to Host Hotels & Resorts, L.P.	$74	$12	$17	$(76)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Dispositions

We have classified one hotel as held for sale as of June 17, 2011. We disposed of two hotels in 2010 for net proceeds of approximately $12 million. The following table summarizes the revenues, income (loss) before taxes, and the gain (loss) on dispositions, net of income tax, of the hotels which have been included in discontinued operations for all periods presented:

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
	(in millions)
Revenues	$2	$5	$3	$9
Loss before income taxes	(3)	—	(4)	(3)
Loss on dispositions, net of tax	—	(1)	—	(1)

Impairment of Assets Held for Sale

We analyze our assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We consider property to be impaired when the sum of future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value.

During the second quarter of 2011, we reviewed our hotel portfolio and evaluated our held-for-sale assets for impairment. Properties are tested for impairment based on management’s estimate of expected future undiscounted cash flows from operations and sale over our expected remaining hold period. The fair value of these properties is generally determined based on either a discounted cash flow analysis or negotiated sales prices. Based on these assessments, we recorded a non-cash impairment charge totaling $3 million in the second quarter associated with a property that was held for sale as of June 17, 2011. The impairment charge is included in discontinued operations on the consolidated statements of operations.

11.	Acquisitions

We record the assets acquired, liabilities assumed and non-controlling interests at the estimated fair value on the date of purchase. Acquisition-related costs, such as broker fees, due diligence costs, transfer taxes and legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets. During the second quarter of 2011, we acquired one hotel property. For the acquisitions described below, we recorded approximately $4 million of acquisition-related expenses year-to-date, $1 million of which were incurred in the second quarter of 2011. These costs are included in corporate and other expenses on the consolidated statement of operations. The purchase price allocations are estimated based on available information, however, we are still in the process of finalizing our accounting for the transactions below:

•

On April 29, 2011, we acquired a 75% common voting interest and a preferred interest in Plenary Holdings No. 4 Pty Ltd, the joint venture that indirectly owns the 364-room Hilton Melbourne South Wharf, Australia. The total transaction value, including the 25% voting interest retained by the previous owners, is AUD 142 million ($152 million) and includes the assumption of an existing AUD 80 million ($86 million) mortgage loan. We drew $50 million on the credit facility to fund the acquisition, which was repaid during the second quarter of 2011. We are entitled to receive a cumulative priority return of 12% based on our initial investment of AUD 45 million ($48 million) plus 75% of the distributable cash after our partner’s subordinated preferred interest.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

During the first quarter of 2011, we acquired the 775-room New York Helmsley Hotel for $313.5 million, the 1,625-room Manchester Grand Hyatt San Diego for $572 million and a portfolio of seven hotels containing 1,207 rooms in New Zealand for approximately $145 million.

On February 22, 2011, Christchurch, New Zealand experienced an earthquake that resulted in substantial damage to two of the acquired hotels, Hotel Novotel Christchurch Cathedral Square and the Hotel ibis Christchurch. Currently, the hotels remain closed and largely inaccessible, as the New Zealand Ministry of Civil Defense and Emergency Management has restricted access to the area. Based on limited preliminary reviews, the overall structures of our properties remain intact; however, portions of our buildings, particularly the historic portion (39 rooms) of the Novotel property, have experienced significant damage. The properties are expected to remain closed until at least the second quarter of 2012 and potentially longer. We believe we have sufficient coverage under the insurance policy of our property manager for both property and business interruption. We estimate that the economic loss will be capped at approximately $3 million based on the maximum deductible under our insurance policy and have accrued the loss in the second quarter. The city experienced a second significant earthquake on June 13, 2011. While information about additional damage is limited, we do not believe it was significant and have not accrued any additional losses.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our acquisitions (in millions):

Property and equipment	$1,164
Restricted cash, FF&E reserves and other assets	19

Total assets	1,183

Mortgage debt	86
Other liabilities	6

Total net assets acquired	$1,091

Our summarized unaudited consolidated pro forma results of operations, assuming the 2011 acquisitions occurred on January 1, 2010, are as follows (in millions, except per share amounts):

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
Revenues	$1,311	$1,174	$2,255	$2,032
Income (loss) from continuing operations	69	22	17	(61)
Net income (loss)	66	22	13	(63)
Host Inc.:
Net income (loss) available to common shareholders	64	15	11	(72)
Basic earnings (loss) per common share:
Continuing operations	$.10	$.02	$.03	$(.11)
Discontinued operations	(.01)	—	(.01)	—

Basic earnings (loss) per common share	$.09	$.02	$.02	$(.11)

Diluted earnings (loss) per common share:
Continuing operations	$.10	$.02	$.03	$(.11)
Discontinued operations	(.01)	—	(.01)	—

Diluted earnings (loss) per common share	$.09	$.02	$.02	$(.11)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
Host L.P.:
Net income (loss) available to common unitholders	65	15	11	(73)
Basic earnings (loss) per common unit:
Continuing operations	$.10	$.02	$.03	$(.11)
Discontinued operations	(.01)	—	(.01)	—

Basic earnings (loss) per common unit	$.09	$.02	$.02	$(.11)

Diluted earnings (loss) per common unit:
Continuing operations	$.10	$.02	$.03	$(.11)
Discontinued operations	(.01)	—	(.01)	—

Diluted earnings (loss) per common unit	$.09	$.02	$.02	$(.11)

The above pro forma results of operations exclude $1 million and $4 million of acquisition costs for the quarter and year-to-date periods ended June 17, 2011, respectively. For the second quarter and year-to-date 2011, we have included approximately $55 million and $56 million of revenues, respectively, and $4 million of net income for each of the periods, respectively, in our consolidated statements of operations related to the operations of our 2011 acquisitions.

On July 14, 2011, we reached an agreement to acquire the 888-room Grand Hyatt Washington, D.C. for $442 million, which may include the assumption of a $166 million mortgage loan. The Grand Hyatt, which includes over 43,000 square feet of meeting space, is centrally located in the nation’s capital. The transaction is expected to be completed in September and is subject to customary closing conditions.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis and the change in the fair value of the derivative instruments at June 17, 2011 (in millions).

		Fair Value at Measurement Date Using
	Balance at June 17, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives	$9.1	$—	$9.1	$—
Foreign currency forward purchase contracts	1.3	—	1.3	—

		Fair Value at Measurement Date Using
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives	$10.6	$—	$10.6	$—
Foreign currency forward purchase contracts	6.9	—	6.9	—

Interest Rate Swap Derivatives. In connection with the acquisition of the Hilton Melbourne South Wharf, on April 29, 2011, we assumed an interest rate swap agreement with a notional amount of AUD 80 million ($86 million) related to its mortgage debt. The purpose of the interest rate swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Reuters BBSY. As a result, we will pay a fixed rate of 7.52% and will receive a floating rate equal to the Reuters BBSY on the notional amount through maturity. The derivative value is based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swap. The swap did not qualify for hedge accounting at acquisition; therefore, the changes in the fair value of the derivative are recorded in gain (loss) on foreign currency transactions and derivatives on the accompanying unaudited condensed consolidated statements of operations at each balance sheet date. As of June 17, 2011, we have recorded a liability of $1.8 million related to the fair value of the swap.

On February 18, 2011, we entered into an interest rate swap agreement with a notional amount of NZD 79 million ($60 million) related to the mortgage debt on the seven properties acquired in New Zealand on February 18, 2011. We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the 3-month NZD Bank Bill rate. As a result, we will pay a fixed rate of 4.75% and will receive a floating rate equal to the 3-month NZD Bank Bill rate on the notional amount through February 18, 2016. We have designated the derivative as a cash flow hedge. The derivative value is based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swap. The change in fair value of the derivative is recorded in accumulated other comprehensive income within the equity portion of our balance sheet. As of June 17, 2011, we recorded a liability of $1.8 million related to the fair value of the swap. No portion of the cash flow derivative was ineffective during the quarter.

We have three additional interest rate swap agreements for an aggregate notional amount of $300 million. We entered into these derivative instruments in order to hedge changes in the fair value of the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fixed-rate debt that occur as a result of changes in market interest rates. We have designated these derivatives as fair value hedges. The derivatives are valued based on the benchmark yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. As of June 17, 2011 and December 31, 2010, we recorded an asset of $12.7 million and $10.6 million, respectively, related to the fair value of the swaps. We record the change in the fair value of the underlying debt due to change in the LIBOR rate as an addition to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value in the underlying debt, which was not significant for the period presented, is considered the ineffective portion of the hedging relationship and is recognized in net income/loss.

Foreign Currency Forward Purchase Contracts. As of June 17, 2011, we had four foreign currency forward purchase contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation with changes in fair value recorded to accumulated other comprehensive income. The forward purchase contracts are valued based on the forward yield curve of the Euro to U.S. Dollar forward exchange rate on the date of measurement. The following table summarizes our foreign currency forward purchase contracts (in millions):

	Transaction Amount in Euros	Transaction Amount in Dollars	Forward Purchase Date	Fair Value at		Change in Fair Value for the period ended
Transaction Date				June 17, 2011	December 31, 2010	June 17, 2011	June 18, 2010
February 2008	€30	$43	August 2011	$—	$2.8	$(2.8)	$5.5
February 2008	15	22	February 2013	1.2	2.2	(1.0)	2.4
May 2008	15	23	May 2014	2.2	2.9	(0.7)	2.6
July 2010	20	26	October 2014	(2.1)	(1.0)	(1.1)	—

Total	€80	$114		$1.3	$6.9	$(5.6)	$10.5

On July 15, 2011, we entered into an additional €25 million ($34 million) forward purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of August 18, 2015. As part of the contract, we also entered into a forward purchase contract to net-settle the existing February 2008 €30 million foreign currency purchase contract and will receive cash of $0.4 million on the settlement date of August 18, 2011. Following these transactions, we have hedged our foreign currency exposure related to €75 million ($105 million) of our net investment in the Euro JV. Additionally, on July 15, 2011, we entered into a €25 million ($35 million) forward purchase contract to hedge a portion of the foreign currency exposure resulting from our investment in a mortgage note on a portfolio of hotels. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of October 22, 2012.

Fair Value of Other Financial Assets and Liabilities. For financial statement purposes, we did not elect the fair value measurement option for any of our other financial assets or liabilities. We have calculated the fair value of other financial assets and liabilities as detailed below. Notes receivable and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates and are adjusted to reflect the effects of foreign currency translation. Valuations for secured debt and the credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes and the exchangeable senior debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The carrying amount and fair value of certain financial assets and liabilities are shown below (in millions):

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 17, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Mortgage notes receivable	$64	$86	$55	$77
Financial liabilities
Senior notes	3,340	3,467	3,093	3,200
Exchangeable Senior Debentures	1,170	1,398	1,156	1,471
Credit facility	162	162	58	58
Mortgage debt and other, net of capital leases	1,153	1,180	1,110	1,107

13.	Non-controlling Interests

Other Consolidated Partnerships. As of June 17, 2011, we consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest—other consolidated partnerships on the unaudited condensed consolidated balance sheets and totaled $40 million and $29 million as of June 17, 2011 and December 31, 2010, respectively. Three of the partnerships have finite lives ranging from 99 to 100 years that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At June 17, 2011 and December 31, 2010, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $66 million and $65 million, respectively.

Net (income) loss attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). However, net income (loss) has been reduced by the amount attributable to non-controlling interests of third parties, which totaled $1 million for the quarters ended June 17, 2011 and June 18, 2010 and $2 million for the year-to-date periods ended June 17, 2011 and June 18, 2010, in the determination of net income (loss) attributable to Host Inc. and Host L.P.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 17, 2011	December 31, 2010
OP units outstanding (millions)	10.6	10.5
Market price per Host Inc. common share	$16.09	$17.87
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$174	$191
Historical cost (millions)	$104	$101
Book value (millions) (1)	$174	$191

(1)	The book value recorded is equal to the greater of the redemption value or the historical cost.

Net (income) loss is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P. The income (loss) attributable to the non-controlling interests of Host L.P. was $1 million for the quarter ended June 17, 2011 and $(1) million for the year-to-date period ended June 18, 2010.

14.	Legal Proceedings

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

15.	Supplemental Guarantor and Non-Guarantor Subsidiary Information for Host L.P.

A portion of our subsidiaries guarantee our senior notes. Among the subsidiaries not providing guarantees are those owning 40 of our full-service hotels, our taxable REIT subsidiaries and all of their respective subsidiaries, and HMH HPT CBM LLC, the lessee of Courtyard properties. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned by us.

The following unaudited condensed consolidating financial information sets forth the financial position as of June 17, 2011 and December 31, 2010, results of operations for the quarter and year-to-date periods ended June 17, 2011 and June 18, 2010 and cash flows for the year-to-date periods ended June 17, 2011 and June 18, 2010 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheets

(in millions)

June 17, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$652	$5,594	$5,389	$—	$11,635
Assets held for sale	6	—	—	—	6
Due from managers	(18)	—	92	(7)	67
Investments in affiliates	6,966	1,494	23	(8,305)	178
Rent receivable	—	36	—	(36)	—
Deferred financing costs, net	40	—	5	—	45
Furniture, fixtures and equipment replacement fund	61	34	77	—	172
Other	532	138	274	(614)	330
Restricted cash	25	1	9	—	35
Cash and cash equivalents	494	11	129	—	634

Total assets	$8,758	$7,308	$5,998	$(8,962)	$13,102

Debt	$1,872	$2,981	$1,338	$(303)	$5,888
Rent payable	—	—	36	(36)	—
Other liabilities	99	195	411	(318)	387

Total liabilities	1,971	3,176	1,785	(657)	6,275
Limited partnership interests of third parties	174	—	—	—	174
Capital	6,613	4,132	4,173	(8,305)	6,613

Total liabilities and capital	8,758	7,308	5,958	(8,962)	13,062
Non-controlling interests — consolidated partnerships	—	—	40	—	40

Total liabilities, limited partnership interests of third parties and capital	$8,758	$7,308	$5,998	$(8,962)	$13,102

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended June 17, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$117	$131	$1,295	$(247)	$1,296
Hotel operating expenses	—	—	(836)	—	(836)
Other property-level expenses	(5)	(36)	(96)	—	(137)
Depreciation and amortization	(13)	(70)	(66)	—	(149)
Corporate and other expenses	(2)	(10)	(10)	—	(22)
Rental expense	—	—	(247)	247	—
Interest income	4	4	1	(4)	5
Interest expense	(23)	(50)	(20)	4	(89)
Net gain on property transactions and other	1	—	1	—	2
Gain (loss) on foreign currency transactions and derivatives	(1)	—	2	—	1
Equity in earnings (losses) of affiliates	(11)	17	—	(2)	4

Income (loss) before income taxes	67	(14)	24	(2)	75
Provision for income taxes	—	—	(8)	—	(8)

INCOME (LOSS) FROM CONTINUING OPERATIONS	67	(14)	16	(2)	67
Loss from discontinued operations, net of tax	(3)	—	—	—	(3)

NET INCOME (LOSS)	64	(14)	16	(2)	64
Less: Net income attributable to non-controlling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$64	$(14)	$15	$(2)	$63

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended June 18, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$67	$138	$1,111	$(204)	$1,112
Hotel operating expenses	—	—	(743)	—	(743)
Property-level expenses	(7)	(37)	(52)	—	(96)
Depreciation and amortization	(13)	(70)	(56)	—	(139)
Corporate and other expenses	(2)	(12)	(10)	—	(24)
Rental expense	—	—	(204)	204	—
Interest income	2	—	3	(4)	1
Interest expense	(25)	(47)	(14)	4	(82)
Loss on foreign currency transactions and derivatives	(1)	—	(2)	—	(3)
Equity in earnings (losses) of affiliates	(1)	21	—	(20)	—

Income (loss) before income taxes	20	(7)	33	(20)	26
Provision for income taxes	—	—	(6)	—	(6)

INCOME (LOSS) FROM CONTINUING OPERATIONS	20	(7)	27	(20)	20
Income (loss) from discontinued operations, net of tax	—	—	(2)	2	—

NET INCOME (LOSS)	20	(7)	25	(18)	20
Less: Net income attributable to non-controlling interests	—	—	(1)	—	(1)

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$20	$(7)	$24	$(18)	$19

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year-to-date ended June 17, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$187	$240	$2,196	$(425)	$2,198
Hotel operating expenses	—	—	(1,457)	—	(1,457)
Other property-level expenses	(10)	(66)	(178)	—	(254)
Depreciation and amortization	(25)	(142)	(123)	—	(290)
Corporate and other expenses	(3)	(22)	(22)	—	(47)
Rental expense	—	—	(425)	425	—
Interest income	5	8	4	(8)	9
Interest expense	(45)	(96)	(38)	8	(171)
Net gain (loss) on property transactions and other	74	—	(71)	—	3
Gain on foreign currency transactions and derivatives	—	—	2	—	2
Equity in earnings (losses) of affiliates	(175)	17	2	158	2

Income (loss) before income taxes	8	(61)	(110)	158	(5)
Benefit for income taxes	—	—	13	—	13

INCOME (LOSS) FROM CONTINUING OPERATIONS	8	(61)	(97)	158	8
Loss from discontinued operations, net of tax	(4)	—	—	—	(4)

NET INCOME (LOSS)	4	(61)	(97)	158	4
Less: Net income attributable to non-controlling interests	—	—	(2)	—	(2)

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$4	$(61)	$(99)	$158	$2

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year-to-date ended June 18, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$124	$251	$1,932	$(373)	$1,934
Hotel operating expenses	—	—	(1,320)	—	(1,320)
Property-level expenses	(12)	(68)	(101)	—	(181)
Depreciation and amortization	(26)	(139)	(110)	—	(275)
Corporate and other expenses	(4)	(25)	(20)	—	(49)
Rental expense	—	—	(373)	373	—
Interest income	3	1	5	(7)	2
Interest expense	(51)	(104)	(31)	7	(179)
Loss on foreign currency and derivatives	(3)	—	(2)	—	(5)
Equity in earnings (losses) of affiliates	(93)	21	—	67	(5)

Loss before income taxes	(62)	(63)	(20)	67	(78)
Benefit for income taxes	—	—	16	—	16

LOSS FROM CONTINUING OPERATIONS	(62)	(63)	(4)	67	(62)
Loss from discontinued operations, net of tax	(2)	—	(3)	3	(2)

NET LOSS	(64)	(63)	(7)	70	(64)
Less: Net income attributable to non-controlling interests	—	—	(2)	—	(2)

Net loss attributable to Host Hotels & Resorts, L.P.	$(64)	$(63)	$(9)	$70	$(66)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year-to-date ended June 17, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$155	$53	$48	$256

INVESTING ACTIVITIES
Acquisitions	—	(283)	(752)	(1,035)
Investment in affiliates	(18)	—	—	(18)
Capital expenditures	(14)	(115)	(111)	(240)
Change in furniture, fixtures and equipment (FF&E) replacement fund	9	(5)	(3)	1
Property insurance proceeds	—	—	2	2

Cash used in investing activities	(23)	(403)	(864)	(1,290)

FINANCING ACTIVITIES
Financing costs	(8)	—	—	(8)
Issuances of debt	496	—	80	576
Draw on credit facility	50	103	—	153
Repayment on credit facility	(50)	—	—	(50)
Repurchase of senior notes	(250)	—	—	(250)
Mortgage debt prepayments and scheduled maturities	—	(132)	—	(132)
Scheduled principal repayments	—	—	(2)	(2)
Common OP unit issuance	288	—	—	288
Distributions on common OP units	(21)	—	—	(21)
Distributions to non-controlling interests	—	—	(4)	(4)
Change in restricted cash for financing activities	—	—	5	5
Transfers to/from Parent	(876)	360	516	—

Cash provided by (used in) financing activities	(371)	331	595	555

DECREASE IN CASH AND CASH EQUIVALENTS	$(239)	$(19)	$(221)	$(479)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows

(in millions)

Year-to-date ended June 18, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$74	$61	$84	$219

INVESTING ACTIVITIES
Proceeds from sales of assets, net	3	—	9	12
Purchase of mortgage note on a portfolio of hotels	(53)	—	—	(53)
Capital expenditures	(6)	(53)	(41)	(100)
Change in furniture, fixtures and equipment (FF&E) replacement fund	(1)	(6)	(15)	(22)
Change in FF&E replacement funds designated as restricted cash	—	—	5	5

Cash used in investing activities	(57)	(59)	(42)	(158)

FINANCING ACTIVITIES
Repurchase/redemption of senior notes, including exchangeable debentures	(346)	—	—	(346)
Mortgage debt prepayments and scheduled maturities	—	—	(124)	(124)
Scheduled principal repayments	—	(1)	(4)	(5)
Common OP unit issuance	55	—	—	55
Redemption of preferred OP units	(101)	—	—	(101)
Distributions on common OP units	(7)	—	—	(7)
Distributions on preferred OP units	(6)	—	—	(6)
Distributions to non-controlling interests	—	—	(3)	(3)
Change in restricted cash other than FF&E replacement fund	1	(1)	5	5
Transfers to/from Parent	(82)	(8)	90	—

Cash used in financing activities	(486)	(10)	(36)	(532)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(469)	$(8)	$6	$(471)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Host Inc. operates as a self-managed and self-administered REIT. Host Inc. is the sole general partner of Host L.P. and holds 98.5% of its partnership interests. Host L.P. is a limited partnership operating through an umbrella partnership structure.

Forward-Looking Statements

In this report on Form 10-Q, we make some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made.

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

•	the effect on global travel and lodging demand due to geopolitical concerns, including current unrest in the Middle East and its effect on oil prices;

•	relationships with property managers and joint venture partners;

•	changes in travel patterns, taxes and government regulations, which influence or determine wages, prices, construction processes and costs;

•	government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	operating risks associated with the hotel business;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

•	our ability to maintain our properties in a first-class manner, including meeting capital expenditure requirements;

•	the effect of anticipated renovations on our hotel occupancy and financial results;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with expectations;

•	risks associated with the level of our indebtedness, including our ability to meet covenants in our debt agreements, obtain financing and consummate refinancings in the future;

•

the ability of Host Inc. and each of the REIT entities acquired, established or to be established by Host Inc. to continue to satisfy complex rules to qualify as REITs for federal income tax purposes, our ability to satisfy the rules required to maintain Host L.P.’s status as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to maintain their status as taxable REIT subsidiaries for federal income tax purposes and Host Inc.’s ability and the ability of its subsidiaries, and similar entities to be acquired or established by Host Inc., to operate effectively within the limitations imposed by these rules;

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

•

our ability to recover fully under our existing insurance policies for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance policies on our properties on commercially reasonable terms.

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

Outlook

As of July 22, 2011, we owned 122 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Operating Results and Outlook. RevPAR at our comparable hotels increased 6.7% for the second quarter of 2011 compared to 2010, as lodging demand continues to improve despite slower than expected growth in the overall economy. RevPAR improvements were primarily driven by an increase in average room rates of 5.0% for the quarter, while occupancy increased 110 basis points. Our improved operating performance was partially reduced by the effects of significant renovations at two of our largest properties, the Sheraton New York Hotel & Towers and the Philadelphia Marriott Downtown. We anticipate that major capital projects will continue to affect our operating results throughout the year. Year-to-date, our comparable RevPAR increased by 6.1% due to a 4.9% increase in our average room rate and an 80 basis point increase in occupancy.

Operating margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 180 basis points for the second quarter of 2011. Operating margins calculated using GAAP measures are significantly affected by items such as the operations from our recent hotel acquisitions and depreciation, which do not reflect the operations of our comparable hotels. Our comparable hotel adjusted operating profit margins, which excludes, among other items, operations from our recently acquired hotels, depreciation and corporate expenses, increased 115 basis points for the quarter. Similar to our RevPAR performance, the two renovations described above had a negative impact on our margins. During the quarter, an increasing proportion of our overall revenue growth was driven by improvements in average room rate, which typically have a greater effect on our operating margins than increases in revenues driven by improvements in occupancy. As anticipated, margins continue to be affected by increases in salaries, wages and benefits. Year-to-date, our operating margins calculated using GAAP measures increased 120 basis points and our comparable hotel adjusted operating margins increased 65 basis points.

Based on analysis provided by Smith Travel Research, industry-wide demand continued to improve in the second quarter of 2011, increasing at a rate of 5.2%, while supply growth remained low at a rate of 0.7%, and average room rates grew 3.5%. Due to the lack of new construction starts in recent years, we believe that supply growth should remain below historical levels in the lodging industry for 2011 and 2012. We anticipate that this low supply growth, coupled with expected growth in demand, will allow operators to continue to increase average daily rates throughout the remainder of the year. However, several factors, including, but not limited to (i) continued high levels of unemployment and slower than expected GDP growth in the U.S., (ii) the negotiations regarding the increase in the debt limit of the U.S. government, (iii) risks surrounding the weak fiscal position of several European countries, and (iv) political turmoil in North Africa and the Middle East and the resulting increase in energy prices, collectively, will continue to cause uncertainty in the strength and sustainability of the economic recovery. Accordingly, we believe that the trends experienced thus far in 2011 should continue and that comparable hotel RevPAR will increase 6.0% to 7.5% for 2011.

While we believe the positive trends in the lodging industry create the opportunity for business improvements throughout 2011, there can be no assurances that any increases in hotel revenues or earnings at our properties or improvement in margins will continue for any number of reasons, including those listed above.

Investing activities outlook

Property acquisitions and other investments. While there has been increased activity in the hotel transaction market, we continue to believe that the lodging industry is in the early stages of a recovery and that opportunities remain to purchase assets with high growth potential at discounts to replacement cost. We have been, and continue to be, engaged in discussions concerning possible acquisitions. The important business considerations surrounding these transactions make the timing of any acquisitions difficult to predict.

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

On April 29, 2011, we acquired a 75% common voting interest and a preferred interest in the entity that indirectly owns the 364-room Hilton Melbourne South Wharf, Australia. The hotel is an integral part of the broader complex of the Melbourne Convention and Exhibition Center, which has over 484,000 square feet of available conference facilities. The total transaction value, including the 25% voting interest retained by the third party, is AUD 142 million ($152 million) and includes an existing AUD 80 million ($86 million) mortgage loan. We drew $50 million on our credit facility to fund the acquisition, which we subsequently repaid during the quarter. We are entitled to receive a cumulative priority return of 12% based on our initial investment of AUD 45 million ($48 million), plus 75% of the distributable cash after our partners’ subordinated preferred interest.

Year-to-date, we have invested approximately $1.2 billion to complete the acquisition of 10 hotels located in New York, San Diego, Melbourne, Australia and in cities across New Zealand. The Company issued $80 million of mortgage debt in conjunction with the acquisition of the New Zealand hotels and assumed the $86 million mortgage loan for the Hilton Melbourne South Wharf.

On June 27, 2011, the expansion of the European Joint Venture (“Euro JV”) was completed through the creation of a new fund (the “Euro JV Fund II”) in which each of the current partners in the Euro JV holds a 33.3% limited partner interest and we hold the remaining 0.1% general partner interest. The Euro JV Fund II has a target size of approximately €450 million of new equity and a target investment of approximately €1 billion, after taking into account anticipated debt. As part of the expansion, on June 28, 2011, we also transferred to the Euro JV Fund II the Le Méridien Piccadilly at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. Proceeds received from our partners for the contribution of the Le Méridien Piccadilly was used to repay £25 million ($41 million) of borrowings from our credit facility. In addition to the expansion of the capacity of the Euro JV, we have extended its term from 2016 to 2021, subject to two one-year extensions.

On July 6, 2011, our Euro JV Fund II reached an agreement to acquire the 396-room Pullman Bercy, Paris, France for approximately €96 million. Euro JV Fund II has agreed to invest an additional €9 million to renovate the rooms and public space at the hotel and Accor will continue to operate the property under the Pullman brand. The transaction is subject to a waiver by the City of Paris of its right to purchase the hotel, as well as other customary closing conditions, and is expected to close in September 2011.

On February 22, 2011, Christchurch, New Zealand experienced an earthquake that resulted in substantial damage to two of the hotels we purchased as part of the seven hotel New Zealand portfolio acquisition in the first quarter of 2011; the Hotel Novotel Christchurch Cathedral Square and the Hotel ibis Christchurch. Currently, the hotels remain closed and largely inaccessible, as the New Zealand Ministry of Civil Defense and Emergency Management has restricted access to the area. Based on limited preliminary reviews, the overall structures of our properties remain intact; however, portions of our buildings, particularly the historic portion (39 rooms) of the Novotel property, have experienced significant damage. The properties are expected to remain closed until at least the second quarter of 2012 and potentially longer. We believe we have sufficient coverage under the insurance policy of our property manager for both property and business interruption. We estimate that the economic loss will be capped at approximately $3 million based on the maximum deductible under our insurance policy and have accrued the loss in the second quarter. The city also experienced a second significant earthquake on June 13, 2011. While information about additional damage is limited, we do not believe it was significant and have not accrued any additional losses.

On June 24, 2011, our Asian joint venture invested approximately $30 million (of which our share was $7.5 million) of its $55 million commitment to acquire a 36% interest of a joint venture in India with Accor and InterGlobe. The purpose of the joint venture is to develop seven properties totaling approximately 1,750 rooms in three major cities in India: Bangalore, Chennai and Delhi. The properties will be managed by Accor under the Pullman, Novotel and Ibis brands. Development of five of the properties is underway, and the first two hotels are expected to open in the fourth quarter of 2011.

On July 14, 2011, the Company reached an agreement to acquire the 888-room Grand Hyatt Washington, D.C. for $442 million, which may include the assumption of a $166 million mortgage loan. The Grand Hyatt, which includes over 43,000 square feet of meeting space, is centrally located in the nation’s capital with easy access to historic monuments and the convention center. The transaction is expected to be completed in September and is subject to customary closing conditions.

Return on Investment capital expenditures. We invested $75 million and $121 million in return on investment (“ROI”) projects during the second quarter and year-to-date of 2011, respectively. These projects are designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties. Major ROI projects substantially completed during the second quarter include: the first phase of our re-development project at our 1,756-room Sheraton New York Hotel & Towers and the expansion and renovation of 21,000 square feet of meeting space at the St. Regis Hotel, Houston. We expect that our investment in ROI expenditures for 2011 will total approximately $220 million to $240 million.

Renewal and Replacement Capital Expenditures. We also spent approximately $71 million and $119 million in the second quarter and year-to-date of 2011, respectively, for renewal and replacement expenditures designed to ensure that the high-quality standards of both ourselves and our operators are maintained. Major renewal and replacement projects completed during the second quarter include the renovation of 991 rooms at the New York Marriott Marquis and the renovation of the meeting space and the 1,200 rooms in the main tower of the Philadelphia Marriott Downtown. We expect that renewal and replacement expenditures for 2011 will total approximately $320 million to $345 million.

Financing activities outlook

We continue to focus on our overall goal to strengthen our balance sheet by lowering our debt-to-equity ratio and extending debt maturities. We are working to achieve this goal by strategically raising and deploying capital to improve our overall leverage ratios, while at the same time completing substantial investments through acquiring new properties and by making capital investments. We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditure programs and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

Debt Transactions. During the second quarter of 2011, we issued $500 million of 5 7/8% Series W senior notes. Proceeds were used to repay the remaining $250 million of the 7 1/8% Series K senior notes that were due November 2013 and to repay the $50 million outstanding under our credit facility that had been drawn in the second quarter to finance a portion of the acquisition of the Hilton Melbourne South Wharf. We also assumed AUD 80 million ($86 million) of mortgage debt in connection with the acquisition of the Hilton Melbourne South Wharf.

On May 27, 2011, we gave notice of our intent to redeem $150 million of the outstanding $325 million 3.25% Exchangeable Senior Debentures (the “2004 Debentures”). Subsequent to the end of the second quarter, holders of approximately $134 million of the debentures elected to exchange their debentures for shares of Host’s common stock totaling approximately 8.8 million shares, rather than receive the cash redemption proceeds, while the remaining $16 million of debentures were redeemed for cash. We also repaid $41 million under our credit facility and transferred the Le Méridien Piccadilly, including the £32 million ($52 million) mortgage and £38 million ($61 million) capital lease obligation associated with the property, to the Euro JV Fund II. As a result of these transactions, our total debt outstanding decreased by $304 million to approximately $5.6 billion and we have $479 million of available capacity under our credit facility.

Equity Transactions. On April 21, 2011, we entered into a Sales Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under Securities and Exchange Commission (“SEC”) rules, including sales made directly on the New York Stock Exchange (“NYSE”). BNY Mellon Capital Markets, LLC is acting as sales agent. During the second quarter, we issued 11 million common shares under our “at the market” offering program. The shares were issued at an average price of $17.29 for net proceeds of $189 million, net of $2 million of commissions. Year-to-date (including sales under our prior “at the market” program), we have issued 16.7 million shares at an average price of $17.45 per share for net proceeds of $288 million. We may continue to sell shares of common stock under the current program from time to time based on market conditions, although we are not under an obligation to sell any shares. We have $209 million of issuance capacity remaining under the current program.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	June 17, 2011	June 18, 2010	% Increase (Decrease)
Revenues:
Total revenues for owned hotels	$1,235	$1,085	13.8%
Other revenues (1)	61	27	N/M (5)
Operating costs and expenses:
Property-level costs (2)	1,122	978	14.7
Corporate and other expenses	22	24	(8.3)
Operating profit	152	110	38.2
Interest expense	89	82	8.5
Loss from discontinued operations	3	—	N/M
All hotel operating statistics (3):
RevPAR	$140.28	$129.01	8.7%
Average room rate	$186.20	$175.33	6.2%
Average occupancy	75.3%	73.6%	1.7 pts.
Comparable hotel operating statistics (4):
RevPAR	$138.66	$130.00	6.7%
Average room rate	$184.31	$175.47	5.0%
Average occupancy	75.2%	74.1%	1.1 pts.
Host Inc.:
Net income attributable to non-controlling interests	2	1	100.0%
Net income attributable to Host Hotels & Resorts, Inc.	62	19	N/M
Host L.P.:
Net income attributable to non-controlling interest	1	1	—
Net income attributable to Host Hotels & Resorts L.P.	63	19	N/M

	Year-to-date ended
	June 17, 2011	June 18, 2010	% Increase (Decrease)
Revenues:
Total revenues for owned hotels	$2,081	$1,877	10.9%
Other revenues (1)	117	57	N/M
Operating costs and expenses:
Property-level costs (2)	2,001	1,776	12.7
Corporate and other expenses	47	49	(4.1)
Operating profit	150	109	37.6
Interest expense	171	179	(4.5)
Loss from discontinued operations	4	2	100.0
All hotel operating statistics (3):
RevPAR	$129.67	$119.76	8.3%
Average room rate	$182.01	$171.55	6.1%
Average occupancy	71.2%	69.8%	1.4 pts.
Comparable hotel operating statistics (4):
RevPAR	$128.12	$120.71	6.1%
Average room rate	$180.02	$171.56	4.9%
Average occupancy	71.2%	70.4%	0.8 pts.
Host Inc.:
Net income attributable to non-controlling interests	2	1	100%
Net income (loss) attributable to Host Hotels & Resorts, Inc.	2	(65)	N/M
Host L.P.:
Net income attributable to non-controlling interest	2	2	—
Net income (loss) attributable to Host Hotels & Resorts L.P.	2	(66)	N/M

(1)	The period ended June 17, 2011 includes the results of the 53 Courtyard by Marriott properties leased from Hospitality Properties Trust (“HPT”), whose operations we consolidated beginning July 7, 2010 as a result of the termination of the sublease with our subtenant. The period ended June 18, 2010 includes rental income earned on the 71 hotels leased from HPT prior to the lease terminations. Effective December 31, 2010, we terminated the leases with respect to 18 of those properties.
(2)	Amount represents total operating costs and expenses per our unaudited condensed consolidated statements of operations less corporate expenses and includes costs associated with the properties leased from HPT.
(3)	Operating statistics are for all properties as of June 17, 2011 and June 18, 2010, and include the results of operations for certain hotels prior to their disposition.
(4)	Comparable hotel operating statistics for June 17, 2011 and June 18, 2010 are based on 107 comparable hotels as of June 17, 2011.
(5)	*N/M=Not meaningful.

2011 Compared to 2010

Hotel Sales Overview

	Quarter ended
	June 17, 2011	June 18, 2010	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$780	$671	16.2%
Food and beverage	380	342	11.1
Other	75	72	4.2

Total revenues for owned hotels	1,235	1,085	13.8
Other revenues	61	27	N/M

Total revenues	$1,296	$1,112	16.5

	Year-to-date ended
	June 17, 2011	June 18, 2010	% Increase (Decrease)
Revenues:
Rooms	$1,302	$1,154	12.8%
Food and beverage	650	595	9.2
Other	129	128	0.8

Total revenues for owned hotels	2,081	1,877	10.9
Other revenues	117	57	N/M

Total revenues	$2,198	$1,934	13.7

Overall, hotel sales grew 16.5% for the quarter and 13.7% year-to-date, which reflects the continued strengthening of our portfolio and the operations of four hotels purchased in the second half of 2010 and ten hotels purchased thus far in 2011 (the “Recent Acquisitions”). Specifically, a significant portion of the increase in both revenues and expenses reflects the timing of our acquisitions. None of the operations from these hotels are included in our 2010 year-to-date or second quarter results. For example, we acquired the Manchester Grand Hyatt San Diego Hotel in March 2011 and, therefore, the second quarter of 2011 includes three months of operations compared to none in 2010. In our discussion of operating revenues and expenses, we have separated the effect of the Recent Acquisitions to help investors distinguish improvements in continuing operations from the effect of these transactions. Revenues for the two properties sold in 2010 and one hotel that has been classified as held for sale as of June 17, 2011 have been reclassified to discontinued operations.

Rooms. Room revenue increased 16.2% and 12.8% for the quarter and year-to-date, respectively, due to the improved operations at our hotels as comparable RevPAR increased 6.7% and 6.1% for the quarter and year-to-date, respectively. Revenues from our Recent Acquisitions increased room revenue by $66 million, or 9.8%, and $82 million, or 7.1%, for the quarter and year-to-date, respectively.

Food and beverage. Food and beverage revenue increased 11.1% and 9.2% for the quarter and year-to-date, respectively, which was driven by improvements in banquet and audio-visual revenue contributing to a comparable food and beverage revenue increase of 4.4% for the quarter and 5.0% year-to-date. Revenues from our Recent Acquisitions increased food and beverage revenue by $24 million, or 7.0%, and $28 million, or 4.7%, for the quarter and year-to-date, respectively.

Other. The slight increase in other revenues for owned hotels in 2011 is primarily due to the addition of the other revenues from our Recent Acquisitions, which was partially offset by a $1 million and $4 million reduction in attrition and cancelation fees for the quarter and year-to-date, respectively.

Other revenues. For 2011, the increase is the result of the inclusion of the HPT hotel revenue. On July 6, 2010, we terminated the subleases for 71 hotels leased from HPT because the subtenants failed to meet net worth covenants. Accordingly, beginning on July 7, 2010, we record the gross hotel revenues of these hotels instead of rental income, both of which were recorded in other revenues on our consolidated statements of operations. For the second quarter and year-to-date of 2011, we recognized revenues for the 53 Courtyard by Marriott properties leased from HPT of $52 million and $97 million, respectively. For the second quarter and year-to-date of 2010, other revenues includes rental income of $19 million and $37 million, respectively, related to the 71 properties leased from HPT at that time, prior to the termination of the Residence Inn sublease for 18 hotels on December 31, 2010. The property revenues and rental income recorded less the hotel expenses and rental expenses for the HPT hotels resulted in a loss of approximately $1 million and $0.4 million for the second quarter of 2011 and 2010, respectively and a loss of approximately $7 million and $1 million for year-to-date 2011 and 2010, respectively. The subtenants remain obligated to us for outstanding rent payments to the extent that operating cash generated by the hotels is less than rent that would have been paid under the terminated subleases, although they have not funded this obligation since the termination of the subleases. Most of the $1 million and $7 million loss for the second quarter 2011 and year-to-date 2011, respectively, is a result of the subtenants’ failure to fund these rent shortfalls. We anticipate a full year 2011 loss of approximately $13 million, assuming continued non-performance by the subtenants. We are currently evaluating our options with respect to pursuing Barceló Crestline and their subtenants with respect to the rent shortfalls.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or large scale capital improvements during these periods. As of June 17, 2011, 107 of our 123 owned hotels have been classified as comparable hotels. The 16 non-comparable hotels include the ten acquired this year, four acquired in the second half of 2010, and two which are currently undergoing significant renovations. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of June 17, 2011 and June 18, 2010:

Comparable Hotels by Property Type (a)

	As of June 17, 2011		Quarter ended June 17, 2011			Quarter ended June 18, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	51	32,559	$196.80	76.8%	$151.15	$187.40	76.6%	$143.62	5.2%
Suburban	29	10,964	146.91	69.8	102.52	140.44	67.3	94.53	8.5
Resort/ Conference	13	8,082	234.26	74.5	174.46	219.46	72.8	159.82	9.2
Airport	14	6,956	121.23	77.2	93.63	115.49	74.2	85.67	9.3

All Types	107	58,561	184.31	75.2	138.66	175.47	74.1	130.00	6.7

	As of June 17, 2011		Year-to-date ended June 17, 2011			Year-to-date ended June 18, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	51	32,559	$190.31	71.5%	$136.07	$181.38	71.7%	$130.05	4.6%
Suburban	29	10,964	145.83	66.9	97.53	138.48	65.4	90.53	7.7
Resort/ Conference	13	8,082	233.63	73.9	172.69	222.45	71.3	158.54	8.9
Airport	14	6,956	121.89	73.3	89.31	116.20	71.0	82.53	8.2

All Types	107	58,561	180.02	71.2	128.12	171.56	70.4	120.71	6.1

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended June 17, 2011 and June 18, 2010, is from January 1, 2011 to June 17, 2011 and January 2, 2010 to June 18, 2010, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the second quarter of 2011, comparable hotel RevPAR increased across all of our hotel property types. Our airport properties led the portfolio, with a 9.3% increase in RevPAR for the quarter as a result of improvement in occupancy of 3.0 percentage points and a room rate increase of 5.0%. This growth was driven by strong improvement in all three of our California airport hotels.

RevPAR at our resort/conference properties improved 9.2% for the quarter, driven by an increase in the average room rate of 6.7%. Our suburban properties also experienced significant RevPAR growth of 8.5% in the second quarter, driven by strong demand growth of 2.5 percentage points and rate growth of 4.6%.

Our urban hotels had a 5.0% average room rate improvement, which led to RevPAR growth of 5.2%. The underperformance of our urban properties, compared to our portfolio as a whole, was primarily due to severe renovation disruption at some of our largest hotels, particularly the Sheraton New York Hotel & Towers and the Philadelphia Marriott Downtown. Excluding these two properties, RevPAR at our urban properties would have increased 6.7% for the quarter.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of June 17, 2011 and June 18, 2010:

Comparable Hotels by Region (a)

	As of June 17, 2011		Quarter ended June 17, 2011			Quarter ended June 18, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	26	14,581	$170.03	77.2%	$131.27	$159.99	72.9%	$116.56	12.6%
Mid-Atlantic	10	8,331	238.51	79.4	189.50	217.46	85.1	185.01	2.4
South Central	9	5,687	160.12	70.2	112.47	150.15	69.8	104.87	7.2
Florida	9	5,677	202.98	77.0	156.36	196.28	74.3	145.78	7.3
DC Metro	12	5,416	212.78	82.4	175.42	204.93	83.6	171.23	2.4
North Central	12	5,337	142.35	70.9	100.95	134.95	70.6	95.23	6.0
Atlanta	8	4,246	152.55	65.1	99.36	149.39	62.3	93.12	6.7
New England	7	3,924	180.18	75.9	136.76	183.14	74.7	136.85	(.1)
Mountain	7	2,889	168.95	70.6	119.24	157.64	69.4	109.41	9.0
International	7	2,473	173.47	71.6	124.17	163.71	65.2	106.66	16.4

All Regions	107	58,561	184.31	75.2	138.66	175.47	74.1	130.00	6.7

	As of June 17, 2011		Year-to-date ended June 17, 2011			Year-to-date ended June 18, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	26	14,581	$171.76	74.2%	$127.52	$160.27	69.7%	$111.69	14.2%
Mid-Atlantic	10	8,331	223.48	72.6	162.27	206.84	78.5	162.41	(.1)
South Central	9	5,687	156.68	71.6	112.17	149.00	70.5	104.98	6.8
Florida	9	5,677	205.04	78.2	160.31	201.98	75.5	152.54	5.1
DC Metro	12	5,416	204.84	73.8	151.24	197.24	75.1	148.03	2.2
North Central	12	5,337	133.26	62.3	83.00	126.13	62.6	79.01	5.1
Atlanta	8	4,246	153.19	65.4	100.14	151.45	64.1	97.13	3.1
New England	7	3,924	168.07	65.4	109.99	168.24	64.2	108.05	1.8
Mountain	7	2,889	173.66	67.6	117.37	160.65	67.5	108.46	8.2
International	7	2,473	170.48	67.3	114.67	155.88	64.4	100.43	14.2

All Regions	107	58,561	180.02	71.2	128.12	171.56	70.4	120.71	6.1

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended June 17, 2011 and June 18, 2010, is from January 1, 2011 to June 17, 2011 and January 2, 2010 to June 18, 2010, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the second quarter of 2011, consistent with our first quarter, our Pacific region was the top performing region with RevPAR growth of 12.6%. The region was led by our San Francisco market with 17.0% RevPAR growth, as strong transient demand contributed to an occupancy increase of 5.9 percentage points and an 8.5% increase in rate. Our Hawaiian hotels also had a strong quarter with 16.5% RevPAR growth which was driven by an average daily rate increase of 14.9% driven by a shift in the mix of business to higher-rated transient and group business. Additionally, RevPAR at our San Diego hotels increased 9.2% through occupancy improvements of 6.8 percentage points, driven by an increase in both transient and group demand.

Our Mountain region had RevPAR growth of 9.0%, led by an 11.3% RevPAR increase for our Phoenix hotels, which reflects an average rate increase of 9.8% due to overall rate increases and a shift in the business mix to higher-rated segments. RevPAR in our Florida region also increased 7.3%, led by a 15.7% RevPAR increase at our Tampa hotels and a 14.9% RevPAR increase at our Miami/Ft. Lauderdale hotels. The improvements in these markets were driven by strong transient demand, which allowed the hotels to increase the average rate.

RevPAR in our South Central region increased 7.2%, driven by strong group demand in the Houston market due to the NCAA Final Four, where RevPAR increased 16.6%. Our International properties had a RevPAR growth of 16.4% for the quarter; however, much of the gain was due to currency fluctuations. On a constant dollar basis, RevPAR at these properties increased by 8.9%.

The 6.0% RevPAR increase in our North Central region was driven by the performance of our Chicago hotels, with a RevPAR increase of 6.7%. Higher transient demand in the market was partially offset by lower levels of group business, and our hotels benefited from a shift in the mix of transient business to higher rated categories. The DC Metro region was negatively affected by a decline in government and government-related group and transient business.

Our Mid-Atlantic region was negatively affected by renovations at two of our largest hotels, the Sheraton New York Hotel & Towers and the Philadelphia Marriott Downtown. Due to these renovations, our New York and Philadelphia markets experienced occupancy declines of 7.1 and 8.1 percentage points, respectively. Our New England region experienced a RevPAR decrease of 0.1% for the quarter. The decline reflects a 0.4% RevPAR decline at our Boston hotels which were negatively affected by an overall lack of city-wide and group demand.

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

Transient revenue increased 8.6% for the quarter and 7.3% year-to-date compared to 2010, driven by improvements in both total room nights and average rate. Transient room nights grew 3.2% and 1.5%, while average daily rate grew 5.2% and 5.7%, for the second quarter and year-to-date, respectively. The room night increase was primarily due to improvements in business travel demand, as corporate transient business accounted for a 5.5% increase in room nights for the quarter. This shift towards the higher-rated corporate transient segments contributed to the overall transient rate increase.

Group revenue increased 4.3% and 5.2% for the quarter and year-to-date, respectively, due to overall rate increases of 4.7% and 3.6%, respectively. Total room nights for the second quarter declined slightly and increased by 1.6% year-to-date. The growth in revenues has been driven by a shift in business to higher-rated corporate group demand, as revenues increased 9.4% for this segment in the second quarter. Association volume remains flat to last year, as the long lead times in this segment has resulted in a protracted recovery cycle.

Property-level Operating Expenses

	Quarter ended
	June 17, 2011	June 18, 2010	% Increase (Decrease)
	(in millions)
Rooms	$206	$178	15.7%
Food and beverage	268	240	11.7
Other departmental and support expenses	309	278	11.2
Management fees	53	47	12.8
Other property-level expenses	137	96	42.7
Depreciation and amortization	149	139	7.2

Total property-level operating expenses	$1,122	$978	14.7

	Year-to-date ended
	June 17, 2011	June 18, 2010	% Increase (Decrease)
	(in millions)
Rooms	$356	$318	11.9%
Food and beverage	469	427	9.8
Other departmental and support expenses	547	500	9.4
Management fees	85	75	13.3
Other property-level expenses	254	181	40.3
Depreciation and amortization	290	275	5.5

Total property-level operating expenses	$2,001	$1,776	12.7

Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues (which affect management fees), though the effect on specific costs will differ. The increase in operating expenses reflects an overall increase in wages and benefits of 4.4% and 5.0% for the quarter and year-to-date, respectively, as well as increases in expenses as the occupancy and revenues at our hotels have improved. Our wages and benefits account for approximately 55% of the operating expenses at our hotels (which excludes depreciation). Operating expenses in 2011 includes the operations of our Recent Acquisitions, which increased our total property-level operating expenses by $67 million, or 6.8% and $85 million, or 4.8%, for the quarter and year-to-date 2011, respectively. As discussed previously, our results for 2010 do not reflect any operating expenses for the Recent Acquisitions.

Rooms. As described above, the increase in room expense is due to the increase in wages and benefits at our properties. Our Recent Acquisitions, increased room expenses by $17 million, or 9.6%, and $22 million, or 6.9%, for the quarter and year-to-date, respectively.

Food and beverage. Food and beverage costs also were affected by the increase in wages and benefits. Our Recent Acquisitions increased food and beverage expenses by $17 million, or 7.1%, and $21 million, or 4.9%, for the quarter and year-to-date, respectively.

Other departmental and support expenses. The increase was driven by increases in sales and marketing expenses, reflecting the overall increase in wages and benefits, as well as the implementation of new sales initiatives by several of our managers and an increase in customer relations expenditures. Our Recent Acquisitions increased other department and support expenses by $21 million, or 7.6%, and $27 million, or 5.4%, for the quarter and year-to-date, respectively.

Management fees. Our base management fees, which are generally calculated as a percentage of total revenues, increased 12.8% for the quarter and 13.3% year-to-date, consistent with our overall increase in revenue, including the revenue from our Recent Acquisitions. The incentive management fees, which generally are based on the level of operating profit at each property after we have received a priority return on our investment, increased $2 million for the quarter and $4 million year-to-date. Our Recent Acquisitions increased our overall management fees by $3 million, or 6.4%, and $4 million, or 5.3%, for the quarter and year-to-date, respectively.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. For the second quarter of 2011, other property-level expenses include $37 million of hotel-level expenses for the leased HPT hotels, as well as $16 million of the associated rental expense due to HPT. For the second quarter of 2010, expenses for hotels leased from HPT represent rental expense of $19 million. Year-to-date 2011, other property-level expenses include $73 million of hotel-level expenses for the leased HPT hotels, as well as $31 million of the associated rental expense due to HPT. Year-to-date 2010, expenses for hotels leased from HPT represent rental expense of $38 million. Our Recent Acquisitions increased our other property-level expenses by $9 million, or 9.4%, and $11 million, or 6.1%, for the quarter and year-to-date, respectively.

Interest Expense. The $7 million increase in interest expense for the second quarter reflects costs associated with debt extinguishments of $5 million for the second quarter of 2011 (which includes prepayment premiums, the acceleration of deferred financing costs and incremental interest) as well as a $2 million increase in interest expense primarily related to the recently issued $500 million, 5 7/8% Series W senior notes and $500 million, 6% Series U senior notes that were issued in October, 2010; partially offset by the interest savings from the repayment of our 7 1/8% Series K senior notes. For year-to-date, interest expense includes total debt extinguishment charges of $5 million in 2011 compared to $8 million in 2010.

Income Tax Benefit. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The decrease in the tax benefit in the second quarter compared to the first quarter is a result of the increased profitability of the TRS during the second quarter. As most of the hotels are paying the minimum rent under the lease agreements, a significant amount of any improvement in profitability is retained by the TRS and, therefore, decreases taxable loss.

Equity in Earnings. The improvements in our equity in earnings of $4 million and $7 million for the quarter and year-to-date 2011, respectively, primarily reflects an increase in operations in our Euro JV.

Interest income. The increase in interest income of $4 million and $7 million for the quarter and year-to-date 2011, respectively, is driven by the mortgage debt that we purchased in the first half of 2010 at a discount. We record interest income on the loan based on the implicit interest rate required to accrete the book value of the receivable to an amount equal to the expected cash receipts for both the principal and interest through maturity.

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of the company are primarily derived from the activities of Host L.P. Host L.P. generates the capital required by our business through its operations, the direct or indirect incurrence of indebtedness, the issuance of OP units or the sale of equity interests of its subsidiaries. Host Inc. is a REIT whose only material asset is its ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. However, proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of the liquidity and capital resources of each entity as the discussion below can be applied to both Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility, given the inherent volatility in the lodging industry. As the overall economy, credit markets and lodging industry have strengthened, we have shifted the focus of our financing efforts from maintaining liquidity to strategically decreasing our debt-to-equity ratio through (i) acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and (ii) the strategic repayment and refinancing of senior notes and mortgage debt with a further objective of extending our debt maturities and reducing our interest expense. Consistent with this strategy, we have completed approximately $1.4 billion of acquisitions and other capital investments year-to-date 2011, which were funded through a mixture of available cash, the issuance or assumption of $166 million of mortgage debt and proceeds from $288 million of equity issuances through the end of the second quarter. We also issued $500 million of 5 7/8% Series

W senior notes during the quarter and used a portion of the proceeds to repay the remaining $250 million of 7 1/8% Series K senior notes and to repay $50 million of borrowings under our credit facility. In addition, we gave notice of our intent to redeem $150 million of the outstanding 2004 Debentures and, subsequent to quarter end, holders of approximately $134 million of the debentures elected to exchange their debentures for shares of Host Inc. common stock totaling approximately 8.8 million shares, rather than receive the cash redemption proceeds, while the remaining $16 million of debentures were redeemed for cash.

As of June 17, 2011, we had approximately $634 million of cash and cash equivalents and $438 million of available capacity under our credit facility. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities and fund our capital expenditures program. Subsequent to the quarter end, we contributed the Le Méridien Piccadilly, including the associated £32 million mortgage ($52 million) and £38 million ($61 million) capital lease obligation, to the Euro JV Fund II and, with proceeds therefrom, repaid $41 million outstanding under the credit facility. Additionally, as described above, we redeemed or exchanged $150 million of the 2004 Debentures. As a result of these transactions, our total debt outstanding decreased by $304 million to approximately $5.6 billion and we have $479 million of available capacity under our credit facility.

Cash Requirements. We use cash primarily for acquisitions, capital expenditures, debt payments and dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host Inc. to make cash distributions are provided by Host L.P.

Capital Resources. We depend primarily on external sources of capital to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE through our current “at-the-market” offering program described previously, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue, in offerings exempt from registration under the securities laws, debentures exchangeable for shares of Host Inc. common stock or senior notes. Because a portion of our debt matures every year, we will continue to use our available cash or new debt issuances to redeem or refinance senior notes and mortgage debt over time, taking advantage of favorable market conditions when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense.

We may purchase senior notes and exchangeable debentures for cash or other consideration through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. In light of our priorities in managing our capital structure and liquidity profile, and given prevailing conditions in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur contemporaneously.

Sources and Uses of Cash. Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances and debt refinancings. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations during the second quarter of 2011 increased by $37 million to $256 million compared to the second quarter of 2010, due primarily to improved operating profit at our properties.

Cash Used in Investing Activities. Approximately $1.3 billion of cash was used in investing activities during the first half of 2011 compared to $158 million during the first half of 2010. This includes approximately $1.3 billion for acquisitions and our capital expenditures, net of mortgage debt assumed (see “—Investing Activities Outlook”). For the year-to-date 2011, total capital expenditures increased $140 million to $240 million. Our renewal and replacement capital expenditures were approximately $119 million, which reflects an increase of approximately 78% from 2010 levels. We also spent approximately $121 million during the first half of 2011 on ROI projects, compared to $33 million in the first half of 2010.

The following table summarizes the significant acquisitions and investments that have been completed as of July 22, 2011 (in millions):

Transaction date	Description of transaction	Investment price
Acquisitions/ Investments
June	Investment in the Euro JV Fund II (1)	$(19)
April	Acquisition of a 75% controlling interest in the Hilton Melbourne South Wharf	(114)
March	Acquisition of the New York Helmsley Hotel	(314)
March	Acquisition of the Manchester Grand Hyatt San Diego (2)	(572)
February	Acquisition of the New Zealand portfolio	(145)

	Total acquisitions/investments	$(1,164)

(1)	Our initial investment in the Euro JV Fund II was funded in conjunction with the transfer of the Le Méridien Piccadilly to Euro JV Fund II.
(2)	Includes payment of $19 million for the FF&E replacement fund retained at the property. Additionally, $6 million of the acquisition was funded through the issuance of common OP units by Host L.P.

Cash Provided by Financing Activities. Approximately $555 million of cash was provided by financing activities during the second quarter of 2011. The following table summarizes the significant debt and equity transactions as of July 22, 2011 (in millions):

Transaction Date	Description of transaction	Transaction Amount
Debt
June	Repayment of credit facility with proceeds from transfer of the Le Méridien Piccadilly to the European joint venture	$(41)
June	Extinguishment of the mortgage debt on the Le Méridien Piccadilly through transfer to the Euro JV Fund II (1)	(52)
June	Redemption of a portion of the 2004 Debentures (2)	(150)
June	Redemption of $250 million face amount of 7 1/8% Series K senior notes	(253)
May	Proceeds from the issuance of 5 7/8% $500 million Series W senior notes	489
May	Repayment of credit facility with proceeds from the Series W senior notes issuance	(50)
April	Assumption of mortgage debt on the Hilton Melbourne South Wharf	86
April	Draw on credit facility in order to acquire Hilton Melbourne South Wharf	50
March	Draw on credit facility for the repayment of the mortgage debt secured by our four Canadian properties	103
March	Repayment of the mortgage debt secured by our four Canadian properties	(132)
February	Issuance of mortgage debt on our portfolio of hotels in New Zealand	80

		$130

Equity of Host Inc.
June	Issuance of approximately 8.8 million common shares through the exchange of a portion of the 2004 Debentures (2)	$134
January-June	Issuance of approximately 16.7 million common shares under our continuous equity offering program (3)	288

		$422

(1)	In addition to the mortgage debt transferred, we transferred the capital lease liability related to the leasehold interest in the Le Méridien Piccadilly of £38 million ($61 million).
(2)	For a detailed discussion, see “—Debt-Exchangeable Senior Debentures.” In connection with the exchange, Host L.P. issued to Host Inc. approximately 8.6 million common OP units.

(3)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 16.3 million common OP units.

Debt

As of June 17, 2011, our total debt is $5.9 billion and 108 of our hotels are unencumbered by mortgage debt. Our debt has an overall average interest rate of 6.2% and an average maturity of 4.3 years. Currently, 89% of our debt has a fixed rate of interest.

Senior Notes. On May 11, 2011 and May 25, 2011, we issued $425 million and $75 million, respectively, of 5 7/8% Series W senior notes due June 15, 2019. Proceeds from the issuance were used to redeem the remaining $250 million of the 7 1/8% Series K senior notes due November 2013 on June 10, 2011 and to repay $50 million of borrowings under our credit facility, which we drew in the second quarter to finance a portion of the acquisition of the Hilton Melbourne South Wharf.

Exchangeable Senior Debentures. As of June 17, 2011, we have three issuances of exchangeable senior debentures outstanding: $400 million, 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”), $526 million, 2 5/8% debentures that were issued on March 23, 2007 (the “2007 Debentures”) and $325 million (subsequently reduced to $175 million as noted below), 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”, collectively, the “Debentures”). The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of our common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common shares. Upon exchange, the 2004 Debentures would be exchanged for Host Inc. common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the 2007 Debentures) and Host Inc. common stock (for the remainder of the exchange value) and the 2009 Debentures would be exchanged for Host Inc. common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders.

On May 27, 2011, we gave notice of our intention to redeem $150 million of the outstanding $325 million 2004 Debentures. Subsequent to the end of the second quarter, holders of approximately $134 million of the 2004 Debentures elected to exchange their debentures into 8.8 million shares of Host Inc. common stock, while the remaining $16 million of debentures were redeemed for cash. We presently have $175 million of the 2004 Debentures outstanding.

The following chart details our outstanding Debentures as of June 17, 2011 and July 22, 2011:

	Maturity date	Next put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	71.0101	$14.08	28.4 million
2007 Debentures	4/15/2027	4/15/2012	4/20/2012	526	32.0239	31.23	16.8 million
2004 Debentures	4/15/2024	4/15/2014	4/19/2009	325	65.5744	15.25	21.3 million

Principal amount outstanding at June 17, 2011				1,251
2004 Debentures redeemed or exchanged subsequent to quarter end				(150)

Total currently outstanding				$1,101

We separately account for the liability and equity components of our Debentures to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the Debentures, which is the expected life of the debt. However, there is no effect of this accounting on our cash interest payments. The following chart details the initial allocations between the debt and equity components of the Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at June 17, 2011 (in millions):

	Initial face amount	Initial debt value	Initial equity value	Face amount outstanding at 6/17/11	Debt carrying value at 6/17/11	Unamortized discount at 6/17/11
2009 Debentures	$400	$316	$82	$400	$334	$66
2007 Debentures	600	502	89	526	511	15
2004 Debentures	500	413	76	325	325	—

Total	$1,500	$1,231	$247	$1,251	$1,170	$81

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
Contractual interest expense (cash)	$8	$8	$16	$16
Non-cash interest expense due to discount amortization	7	7	15	15

Total interest expense	$15	$15	$31	$31

Mortgage Debt. On April 29, 2011, we assumed AUD 80 million ($86 million) of mortgage debt in connection with the acquisition of the Hilton Melbourne South Wharf, Australia. We pay a floating interest rate equal to the quoted average bid rate on Reuters BBSY plus a 3.25% margin. At acquisition, we recorded the loan at fair value, which reflected a premium of $0.5 million. We also assumed the associated interest rate swap derivative, which fixes the Reuters BBSY rate at 7.52%. At acquisition, the swap did not qualify for hedge accounting; therefore, changes in the fair value of the derivative will be reflected in the consolidated statement of operations throughout the life of the swap. At acquisition, the swap’s fair value was a liability of AUD 1.8 million ($1.9 million). The swap agreement will expire on March 19, 2012. The loan matures on February 28, 2012.

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage and required fixed charge coverage. Total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance for purposes of measuring compliance. To the extent that no amounts are outstanding under the credit facility, breaching these covenants would not be an event of default thereunder.

The credit facility matures in September 2011. We have the option to extend our credit facility for an additional year if certain conditions are met, and in June 2011, we gave notice to our lenders that we intend to do so (subject to satisfaction of the extension conditions in September 2011). These conditions include the payment of a fee to the lenders, no default or event of default exists and a leverage ratio below 6.75x. We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of June 17, 2011:

	Actual Ratio	Covenant Requirement
			2011	2012
Leverage ratio	5.4x	Maximum ratio of:	7.25x	7.25x
Fixed charge coverage ratio	2.1x	Minimum ratio of:	1.15x	1.15x
Unsecured interest coverage ratio (a)	3.2x	Minimum ratio of:	1.75x	1.75x

(a)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants. Under the terms of our senior notes indenture, which includes our Debentures, our ability to incur indebtedness and pay dividends is subject to certain restrictions and the satisfaction of various financial conditions, including maintaining a certain EBITDA-to-interest coverage ratio and levels of indebtedness and secured indebtedness relative to adjusted total assets. Even if we are below the coverage levels otherwise required to incur debt and pay dividends, we are still permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million or $400 million, depending on the series of senior notes, of mortgage debt whose proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount) and (iv) up to $100 million or $150 million, depending on the series of senior notes, of other debt. We still are permitted to pay dividends equal to the amount of our estimated taxable income in order to maintain REIT status.

In addition, our senior notes indenture also imposes a requirement to maintain unencumbered assets (as defined in the indenture based on undepreciated book value) of not less than 125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or to pay dividends as discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or to pay dividends, but which would not otherwise cause a default under our senior notes indenture).

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of June 17, 2011:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	336%	Minimum ratio of 125%
Total indebtedness to total assets	32%	Maximum ratio of 65%
Secured indebtedness to total assets	5%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	3.0x	Minimum ratio of 2.0x

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of June 17, 2011, Host Inc. is the owner of approximately 98.5% of the Host L.P. common OP units. The remaining 1.5% of the Host L.P. common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

Investors should take into account the 1.5% non-controlling interest in Host L.P. common OP units when analyzing common dividend payments by Host Inc. to its stockholders, as these holders share, on a pro rata basis, in cash amounts being distributed by Host L.P. to holders of its corresponding common units. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on payment of a $1.021494 per common unit distribution by Host L.P. to Host Inc., as well as to the other Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends is generally to distribute, over time, 100% of its taxable income. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.

On June 15, 2011, Host Inc.’s Board of Directors declared a dividend of $0.03 per share on our common stock, an increase of $0.01 per share from the previous quarter. The dividend was paid on July 15, 2011 to stockholders of record as of June 30, 2011. Accordingly, Host L.P. made a distribution of $0.03064482 per unit on its common OP units.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared, and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 123 hotels that we owned on June 17, 2011, 107 have been classified as comparable hotels. The operating results of the following hotels that we owned or leased as of June 17, 2011 are excluded from comparable hotel results for these periods:

•	Hilton Melbourne South Wharf (acquired April 2011);

•	New York Helmsley Hotel (acquired in March 2011);

•	Manchester Grand Hyatt San Diego (acquired in March 2011);

•	The New Zealand portfolio (acquired in February 2011);

•	JW Marriott, Rio de Janeiro (acquired in September 2010);

•	W New York, Union Square (acquired in September 2010);

•	Westin Chicago River North (acquired in August 2010);

•	Le Méridien Piccadilly (acquired leasehold interest in July 2010);

•	Sheraton Indianapolis Hotel and Suites (significant business interruption due to major renovations); and

•	San Diego Marriott Marquis & Marina (significant business interruption due to major renovations).

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

EBITDA and Adjusted EBITDA

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

Adjusted EBITDA

Historically, management has adjusted EBITDA when evaluating our performance because we believe that the exclusion of certain additional recurring and non-recurring items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance and is a relevant measure in calculating certain credit ratios. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

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

•

Consolidated Partnership Adjustments – We deduct the non-controlling partners’ pro rata share of the Adjusted EBITDA of our consolidated partnerships as this reflects the non-controlling owners’ interest in the EBITDA of our consolidated partnerships. The pro rata Adjusted EBITDA of non-controlling partners is defined as the EBITDA of our consolidated partnerships, adjusted for any gains or losses on property transactions multiplied by the non-controlling partners’ positions in the partnership or joint venture.

•

Cumulative Effect of a Change in Accounting Principle – Infrequently, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

•

Impairment Losses – We exclude the effect of impairment losses recorded because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, we believe that impairment charges are similar to gains (losses) on dispositions and depreciation expense, both of which also are excluded from EBITDA.

•

Acquisition Costs – Effective January 1, 2009, the accounting treatment under GAAP for costs associated with completed property acquisitions changed and these costs are now expensed in the year incurred as opposed to capitalized as part of the acquisition. Beginning in 2011, we have excluded the effect of these costs because we believe that including them is not reflective of the ongoing performance of our properties. This exclusion is consistent with the EBITDA calculation under the prior GAAP accounting treatment which expensed these costs over time as part of depreciation expense, which is excluded from EBITDA.

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

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in millions):

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
Net income (loss)	$64	$20	$4	$(64)
Interest expense	89	82	171	179
Depreciation and amortization	149	139	290	275
Income taxes	8	6	(13)	(16)
Adjustments for discontinued operations (a)	—	—	1	(1)

EBITDA	310	247	453	373
Losses on dispositions	—	1	—	1
Acquisition costs	1	—	4	—
Non-cash impairment charges	3	—	3	—
Amortization of deferred gains	(2)	—	(3)	—
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(4)	—	(2)	5
Pro rata EBITDA of equity investments	9	6	11	6
Consolidated partnership adjustments:
Pro rata EBITDA attributable to non-controlling partners in other consolidated partnerships	(4)	(4)	(9)	(9)

Adjusted EBITDA	$313	$250	$457	$376

(a)	Reflects the interest expense, depreciation and amortization and income taxes included in discontinued operations.

FFO and FFO per Diluted Share

We present FFO and FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate FFO per diluted share for a given operating period as our FFO (defined as set forth below) for such period divided by the number of fully diluted shares outstanding during such period. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (calculated in accordance with GAAP), excluding gains (or losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. FFO is presented on a per share basis after making adjustments for the effects of dilutive securities, including the payment of preferred stock dividends, in accordance with NAREIT guidelines. We believe that FFO per diluted share is a useful supplemental measure of our operating performance and that presentation of FFO per diluted share, when combined with the primary GAAP presentation of earnings per share, provides beneficial information to investors. For further information on why we believe FFO and FFO per diluted share are useful supplemental measures and the limitations on their use, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2010. The following table provides a reconciliation of net income available to common stockholders to FFO per diluted share for Host Inc. (in millions, except per share amounts):

Host Inc. Reconciliation of Net Income Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
Net loss	$64	$20	$4	$(64)
Less: Net loss attributable to non-controlling interests	(2)	(1)	(2)	(1)
Dividends on preferred stock	—	(2)	—	(4)
Issuance costs of redeemed preferred stock	—	(4)	—	(4)

Net loss available to common stockholders	62	13	2	(73)
Adjustments:
Losses on dispositions, net of taxes	—	1	—	1
Amortization of deferred gains and other property transactions, net of taxes	(2)	—	(3)	—
Depreciation and amortization	149	138	290	275
Partnership adjustments	4	2	3	1
FFO of non-controlling interests of Host L.P.	(3)	(3)	(5)	(4)

Funds From Operations	210	151	287	200
Adjustments for dilutive Securities:
Assuming conversion of 2004 Exchangeable Senior Debentures	3	3	5	—
Assuming conversion of 2009 Exchangeable Senior Debentures	5	5	11	—

Diluted FFO (a)(b)	$218	$159	$303	$200

Diluted weighted average shares outstanding-EPS	687.1	654.1	683.0	650.3
Assuming issuance of common shares granted under the Comprehensive Stock Plan	—	—	—	1.3
Assuming conversion of 2004 Exchangeable Senior Debentures	21.3	21.2	21.2	—
Assuming conversion of 2009 Exchangeable Senior Debentures	28.4	28.4	28.4	—

Diluted weighted average shares outstanding-FFO (a)(b)	736.8	703.7	732.6	651.6

FFO per diluted share (a)(b)	$.30	$.23	$.41	$.31

(a)	Earnings/loss per diluted share and FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(b)	FFO per diluted share and earnings per diluted share were significantly affected by certain transactions, the effects of which are shown in the table below (in millions, except per share amounts):

	Quarter ended June 17, 2011		Quarter ended June 18, 2010
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Loss on debt extinguishments (1)	$(5)	$(5)	$—	$—
Acquisition costs (2)	(1)	(1)	—	—
Non-cash impairment charges	(3)	(3)	—	—
Loss on dispositions, net of taxes	—	—	(1)	—
Preferred stock redemption	—	—	(4)	(4)

Total	$(9)	$(9)	$(5)	$(4)

Diluted shares	687.1	736.8	654.1	703.7
Per diluted share	$(.01)	$(.01)	$(.01)	$—

	Year-to-date ended June 17, 2011		Year-to-date ended June 18, 2010
	Net Income (Loss)	FFO	Net Income (Loss)	FFO
Loss on debt extinguishments (1)	$(5)	$(5)	$(8)	$(8)
Acquisition costs (2)	(4)	(4)	—	—
Preferred stock redemption (3)	—	—	(4)	(4)
Potential loss on litigation (4)	—	—	(4)	(4)
Non-cash impairment charges	(3)	(3)	—	—
Loss on dispositions, net of taxes	—	—	(1)	—
Loss attributable to non-controlling interests (5)	—	—	1	1

Total	$(12)	$(12)	$(16)	$(15)

Diluted shares	683.0	732.6	650.3	651.6
Per diluted share	$(.02)	$(.02)	$(.02)	$(.02)

(1)	Represents costs associated with the redemption of both the Series K senior notes in 2011 and the Series M senior notes in 2010.
(2)	Represents costs incurred related to successful acquisition. Previously, these costs would have been capitalized; however, under accounting requirements effective January 1, 2009, these costs are expensed in the period in which they are incurred.
(3)	Represents the original issuance costs of Class E preferred stock, which were redeemed on June 18, 2010.
(4)	Includes the accrual of a potential litigation loss in the first quarter of 2010.
(5)	Represents the portion of the significant items attributable to non-controlling partners of Host L.P.

Comparable Hotel Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors. We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. For further information on the calculation of comparable hotel results, why we believe they are useful and the limitations on their use, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2010. The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
Number of hotels	107	107	107	107
Number of rooms	58,561	58,561	58,561	58,561
Percent change in Comparable Hotel RevPAR	6.7%	—	6.1%	—
Operating profit margin under GAAP (b)	11.7%	9.9%	6.8%	5.6%
Comparable hotel adjusted operating profit margin (b)	25.75%	24.60%	23.10%	22.45%
Comparable hotel sales
Room	$707	$663	$1,212	$1,142
Food and beverage	359	343	627	597
Other	71	71	124	127

Comparable hotel sales (c)	1,137	1,077	1,963	1,866

Comparable hotel expenses
Room	187	176	331	314
Food and beverage	252	240	451	427
Other	40	39	70	69
Management fees, ground rent and other costs	365	357	658	637

Comparable hotel expenses (d)	844	812	1,510	1,447

Comparable hotel adjusted operating profit	293	265	453	419
Non-comparable hotel results, net (e)	30	8	39	13
Income (loss) from hotels leased from HPT and office buildings	—	—	(5)	1
Depreciation and amortization	(149)	(139)	(290)	(275)
Corporate and other expenses	(22)	(24)	(47)	(49)

Operating profit	$152	$110	$150	$109

(a)	The reporting period for our comparable operating statistics for the second quarter of 2011 is from March 26, 2011 to June 17, 2011 and for the second quarter of 2010 is from March 27, 2010 to June 18, 2010. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(b)	Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented in the consolidated statement of operations. Comparable margins are calculated using amounts presented in the above table.

(c)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
Revenues per the consolidated statements of operations	$1,296	$1,112	$2,198	$1,934
Non-comparable hotel sales	(121)	(29)	(164)	(52)
Hotel sales for comparable hotels classified as held-for-sale	2	2	3	3
Hotel sales for the property for which we record rental income, net	13	12	26	25
Revenues for hotels leased from HPT and office buildings	(53)	(20)	(100)	(39)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott- managed hotels	—	—	—	(5)

Comparable hotel sales	$1,137	$1,077	$1,963	$1,866

(d)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-date ended
	June 17, 2011	June 18, 2010	June 17, 2011	June 18, 2010
Operating costs and expenses per the consolidated statements of operations	$1,144	$1,002	$2,048	$1,825
Non-comparable hotel expenses	(91)	(21)	(125)	(39)
Hotel expenses for comparable hotels classified as held-for-sale	2	2	3	3
Hotel expense for the property for which we record rental income	13	12	26	25
Expense for hotels leased from HPT and office buildings	(53)	(20)	(105)	(38)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	—	(5)
Depreciation and amortization	(149)	(139)	(290)	(275)
Corporate and other expenses	(22)	(24)	(47)	(49)

Comparable hotel expenses	$844	$812	$1,510	$1,447

(e)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our condensed consolidated statements of operations as continuing operations, and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the condensed consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of June 17, 2011 and December 31, 2010, 89% and 90%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives that we enter into are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives that we have entered into to manage interest rate risk. See Item 7A of our most recent Annual Report on Form 10–K and Note 12 – “Fair Value Measurements.”

On April 29, 2011, we assumed an interest rate swap agreement with a notional amount of AUD 80 million ($86 million) related to the mortgage debt on the Hilton Melbourne South Wharf in connection with its acquisition. The purpose of the interest rate swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Reuters BBSY. As a result, we will pay a fixed rate of 7.52% and will receive a floating rate equal to the Reuters BBSY on the notional amount through maturity.

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile, New Zealand and the United Kingdom and an investment in our Euro JV), currency exchange risks arise as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. During 2010 and 2008, we entered into four foreign currency forward purchase contracts. On July 15, 2011, we entered into an additional €25 million ($34 million) forward purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of August 18, 2015. As part of the contract, we also entered into a forward purchase contract to net-settle the existing February 2008 €30 million foreign currency purchase contract and will receive cash of $0.4 million on the settlement date of August 18, 2011. Following these transactions, we have hedged €75 million ($105 million) of our net investment in the Euro JV. Additionally, on July 15, 2011, we entered into a €25 million ($35 million) forward purchase contract to hedge a portion of the foreign currency exposure resulting from our investment in a mortgage note on a portfolio of hotels. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of October 22, 2012. The foreign currency exchange agreements that we have entered into are strictly to hedge foreign currency risk and not for trading purposes. See Item 7A of our most recent Annual Report on Form 10-K and Note 12 – “Fair Value Measurements.”

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
March 26, 2011- April 25, 2011	389	*	$—	—	$—
April 26, 2011- May 25, 2011	—		$—	—	—
May 26, 2011- June 17, 2011	—		$—	—	—

Total	389	*	$—	—	$—

*	Reflects shares of restricted stock forfeited for failure to meet vesting criteria.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
March 26, 2011- April 25, 2011	13,591	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	$—
April 26, 2011- May 25, 2011	44,539	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
May 26, 2011- June 17, 2011	62,987	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

Total	121,117			—	$—

*	Reflects (1) 13,211 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 380 common OP units cancelled upon cancellation of 389 shares of Host Inc.’s common stock by Host Inc.
**	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Issuer Sales of Unregistered Securities (Host Hotels & Resorts, Inc.)

As previously reported, on May 27, 2011, Host L.P. gave notice that it intended to redeem on June 27, 2011 $150 million of its $325 million outstanding principal amount of its 3.25% Exchangeable Senior Debentures due 2024. Under the terms of the exchangeable debentures, upon issuance of such notice, each $1,000 principal amount of the $150 million of exchangeable debentures selected for redemption became exchangeable for 65.5744 shares (the current exchange rate) of common stock of Host Inc. through June 23, 2011. During the period from May 27, 2011 through June 23, 2011, Host Inc. issued an aggregate of approximately 8.8 million shares of its common stock in exchanges for an aggregate of approximately $134 million of exchangeable debentures. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We received no proceeds from the issuance of common stock in these exchanges. We also paid a $126,000 incentive fee to a beneficial holder of approximately $14 million of exchangeable debentures in return for their commitment to exchange such debentures prior to the deadline for exchange.

Item 6. Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

4	Instruments Defining Rights of Security Holders

4.16	Thirty-Ninth Supplemental Indenture, dated May 11, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as successor to HSBC Bank USA (formerly Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.1 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Report on Form 8-K, filed on May 12, 2011).

10	Material Contracts

10.22*#	Third Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of April 28, 2011, by and among HST GP EURO B.V., HST LP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited.

10.23*#	Fourth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of June 27, 2011, by and among HST GP EURO B.V., HST LP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited.

12	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the year-to-date period ended June 17, 2011 and June 18, 2010, respectively, for Host Hotels & Resorts Inc.; (ii) the Condensed Consolidated Balance Sheets at June 17, 2011, and December 31, 2010, respectively, for Host Hotels & Resorts Inc.; (iii) the Condensed Consolidated Statement of Cash Flows for the year-to-date period ended June 17, 2011 and June 18, 2010, respectively, for Host Hotels & Resorts Inc.; (iv) the Condensed Consolidated Statements of Operations for the year-to-date period ended June 17, 2011 and June 18, 2010, respectively, for Host Hotels & Resorts L.P.; (v) the Condensed Consolidated Balance Sheets at June 17, 2011, and December 31, 2010, respectively, for Host Hotels & Resorts L.P.; and (vi) the Condensed Consolidated Statement of Cash Flows for the year-to-date period ended June 17, 2011 and June 18, 2010, respectively, for Host Hotels & Resorts L.P. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Filed herewith.
†	This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
#	Confidential treatment requested

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, INC.

July 25, 2011	/s/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC.

July 25, 2011	/s/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)