Form 10-Q
period 2011-09-09
HOST HOTELS & RESORTS L.P.; HOST HOTELS & RESORTS, INC.
filed 2011-10-17
CIK 1061937, 1070750

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 9, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	53-0085950 52-2095412 (I.R.S. Employer Identification No.)
6903 Rockledge Drive, Suite 1500 Bethesda, Maryland (Address of Principal Executive Offices)	20817 (Zip Code)

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

As of October 12, 2011 there were 706,234,337 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended September 9, 2011 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries in cases where it is important to distinguish between Host Inc. and Host L.P. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise.

Host Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.5% of the partnership interests (“OP units”). The remaining OP units are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control. Management operates Host Inc. and Host L.P. as one enterprise. The management of Host Inc. consists of the same members who direct the management of Host L.P. As general partner with control of Host L.P., Host Inc. consolidates Host L.P. for financial reporting purposes, and Host Inc. does not have significant assets other than its investment in Host L.P. Therefore, the assets and liabilities of Host Inc. and Host L.P. are substantially the same on their respective consolidated financial statements and the disclosures of Host Inc. and Host L.P. are also substantially similar. For these reasons, we believe that combining into a single report the quarterly reports on Form 10-Q of Host Inc. and Host L.P. results in benefits to management and investors.

The substantive difference between Host Inc.’s and Host L.P.’s filings is the fact that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the financial statements, this difference is primarily reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital) and comprehensive income (loss). Apart from the different equity treatment, the consolidated financial statements of Host Inc. and Host L.P. are nearly identical.

This combined Form 10-Q for Host Inc, and Host L.P. includes for each entity separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed herein separately. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Explanatory Note”.

i

Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P.

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 9, 2011 and December 31, 2010

(in millions, except share and per share amounts)

	September 9, 2011	December 31, 2010
	(unaudited)
ASSETS
Property and equipment, net	$11,444	$10,514
Due from managers	34	45
Investments in affiliates	171	148
Deferred financing costs, net	44	44
Furniture, fixtures and equipment replacement fund	166	152
Other	386	354
Restricted cash	36	41
Cash and cash equivalents	524	1,113

Total assets	$12,805	$12,411

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $925 million and $1,156 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,266	$4,249
Credit facility	119	58
Mortgage debt	1,016	1,025
Other	87	145

Total debt	5,488	5,477
Accounts payable and accrued expenses	173	208
Other	225	203

Total liabilities	5,886	5,888

Non-controlling interests - Host Hotels & Resorts, L.P.	115	191

Host Hotels & Resorts Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 702.7 million shares and 675.6 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,760	7,236
Accumulated other comprehensive income	31	25
Deficit	(1,032)	(965)

Total equity of Host Hotels & Resorts, Inc. stockholders	6,766	6,303
Non-controlling interests—other consolidated partnerships	38	29

Total equity	6,804	6,332

Total liabilities, non-controlling interests and equity	$12,805	$12,411

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date Ended September 9, 2011 and September 10, 2010

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
REVENUES
Rooms	$733	$627	$2,034	$1,781
Food and beverage	285	253	935	848
Other	67	63	197	191

Owned hotel revenues	1,085	943	3,166	2,820
Other revenues	57	60	174	117

Total revenues	1,142	1,003	3,340	2,937

EXPENSES
Rooms	207	178	563	496
Food and beverage	236	212	706	639
Other departmental and support expenses	304	276	851	775
Management fees	41	36	126	112
Other property-level expenses	139	124	393	306
Depreciation and amortization	149	134	439	409
Corporate and other expenses	12	20	58	69

Total operating costs and expenses	1,088	980	3,136	2,806

OPERATING PROFIT	54	23	204	131
Interest income	5	2	15	3
Interest expense	(87)	(89)	(259)	(268)
Net gains on property transactions and other	3	—	6	—
Loss on foreign currency transactions and derivatives	(2)	(1)	—	(6)
Equity in losses of affiliates	(5)	(1)	(3)	(5)

LOSS BEFORE INCOME TAXES	(32)	(66)	(37)	(145)
Benefit (provision) for income taxes	(3)	5	9	21

LOSS FROM CONTINUING OPERATIONS	(35)	(61)	(28)	(124)
Loss from discontinued operations, net of tax	—	—	(4)	(2)

NET LOSS	(35)	(61)	(32)	(126)
Less: Net loss attributable to non-controlling interests	2	3	—	2

NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	(33)	(58)	(32)	(124)
Less: Dividends on preferred stock	—	—	—	(4)
Issuance costs of redeemed preferred stock	—	—	—	(4)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(33)	$(58)	$(32)	$(132)

Basic loss per common share:
Continuing operations	$(.05)	$(.09)	$(.04)	$(.20)
Discontinued operations	—	—	(.01)	—

Basic loss per common share	$(.05)	$(.09)	$(.05)	$(.20)

Diluted loss per common share:
Continuing operations	$(.05)	$(.09)	$(.04)	$(.20)
Discontinued operations	—	—	(.01)	—

Diluted loss per common share	$(.05)	$(.09)	$(.05)	$(.20)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended September 9, 2011 and September 10, 2010

(unaudited, in millions)

	Year-to-date ended
	September 9, 2011	September 10, 2010
OPERATING ACTIVITIES
Net loss	$(32)	$(126)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Loss on dispositions	—	1
Depreciation	3	—
Depreciation and amortization	439	409
Amortization of deferred financing costs	8	8
Amortization of debt premiums/discounts, net	13	24
Deferred income taxes	(13)	(22)
Net gain on property transactions and other	(6)	—
Loss on foreign currency transactions and derivatives	—	6
Non-cash loss on extinguishment of debt	4	4
Equity in losses of affiliates, net	3	5
Distributions from equity investments	—	2
Change in due from managers	3	(25)
Changes in other assets	(23)	24
Changes in other liabilities	—	18

Cash provided by operations	399	328

INVESTING ACTIVITIES
Proceeds from sales of assets, net	6	12
Proceeds from transfer of Le Méridien Piccadilly to the Euro JV Fund II	40	—
Acquisitions	(1,047)	(292)
Deposits for acquisitions	(15)	—
Investment in affiliates	(18)	—
Purchase of mortgage note on a portfolio of hotels	—	(53)
Capital expenditures:
Renewals and replacements	(182)	(99)
Return on investments	(153)	(50)
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	5	(20)
Change in FF&E replacement funds designated as restricted cash	—	4
Property insurance proceeds	7	—

Cash used in investing activities	(1,357)	(498)

FINANCING ACTIVITIES
Financing costs	(9)	—
Issuances of debt	576	—
Draw on credit facility	153	56
Repayment on credit facility	(90)	—
Repurchase/redemption of senior notes, including exchangeable debentures	(370)	(571)
Mortgage debt prepayments and scheduled maturities	(132)	(124)
Scheduled principal repayments	(4)	(8)
Common stock issuance	289	158
Redemption of preferred stock	—	(101)
Dividends on common stock	(42)	(14)
Dividends on preferred stock	—	(6)
Distributions to non-controlling interests	(4)	(3)
Contributions from non-controlling interests	—	7
Change in restricted cash for financing activities	2	(28)

Cash provided by (used in) financing activities	369	(634)

DECREASE IN CASH AND CASH EQUIVALENTS	(589)	(804)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,113	1,642

CASH AND CASH EQUIVALENTS, END OF PERIOD	$524	$838

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended September 9, 2011 and September 10, 2010

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	September 9, 2011	September 10, 2010
Interest paid	$199	$209
Income taxes paid	5	3

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended September 9, 2011 and September 10, 2010, Host Inc. issued approximately 0.2 million shares and 1.1 million shares, respectively, upon the conversion of operating partnership units (“OP units”) of Host Hotels & Resorts, L.P. (“Host L.P.”) held by non-controlling partners valued at approximately $4 million and $12 million, respectively.

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

On June 28, 2011, we transferred the Le Méridien Piccadilly to the European joint venture’s second fund (the “Euro JV Fund II”) at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. We also transferred the capital lease asset and corresponding liability associated with the building, each valued at £38 million ($61 million), to the Euro JV Fund II. We retained a 33.4% interest in the property through our general and limited partner interests in the Euro JV Fund II and received cash proceeds on the transfer of £25 million ($40 million).

In June 2011, holders of approximately $134 million of the 3.25% Exchangeable Debentures elected to exchange their debentures for approximately 8.8 million shares of Host Inc. common stock.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 9, 2011 and December 31, 2010

(in millions)

	September 9, 2011	December 31, 2010
	(unaudited)
ASSETS
Property and equipment, net	$11,444	$10,514
Due from managers	34	45
Investments in affiliates	171	148
Deferred financing costs, net	44	44
Furniture, fixtures and equipment replacement fund	166	152
Other	386	353
Restricted cash	36	41
Cash and cash equivalents	524	1,113

Total assets	$12,805	$12,410

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL

Debt
Senior notes, including $925 million and $1,156 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,266	$4,249
Credit facility	119	58
Mortgage debt	1,016	1,025
Other	87	145

Total debt	5,488	5,477
Accounts payable and accrued expenses	173	208
Other	225	203

Total liabilities	5,886	5,888

Limited partnership interests of third parties	115	191

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,734	6,276
Accumulated other comprehensive income	31	25

Total Host Hotels & Resorts, L.P. capital	6,766	6,302
Non-controlling interests—consolidated partnerships	38	29

Total capital	6,804	6,331

Total liabilities, limited partnership interest of third parties and capital	$12,805	$12,410

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date Ended September 9, 2011 and September 10, 2010

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
REVENUES
Rooms	$733	$627	$2,034	$1,781
Food and beverage	285	253	935	848
Other	67	63	197	191

Owned hotel revenues	1,085	943	3,166	2,820
Other revenues	57	60	174	117

Total revenues	1,142	1,003	3,340	2,937

EXPENSES
Rooms	207	178	563	496
Food and beverage	236	212	706	639
Other departmental and support expenses	304	276	851	775
Management fees	41	36	126	112
Other property-level expenses	139	124	393	306
Depreciation and amortization	149	134	439	409
Corporate and other expenses	12	20	58	69

Total operating costs and expenses	1,088	980	3,136	2,806

OPERATING PROFIT	54	23	204	131
Interest income	5	2	15	3
Interest expense	(87)	(89)	(259)	(268)
Net gains on property transactions and other	3	—	6	—
Loss on foreign currency transactions and derivatives	(2)	(1)	—	(6)
Equity in losses of affiliates	(5)	(1)	(3)	(5)

LOSS BEFORE INCOME TAXES	(32)	(66)	(37)	(145)
Benefit (provision) for income taxes	(3)	5	9	21

LOSS FROM CONTINUING OPERATIONS	(35)	(61)	(28)	(124)
Loss from discontinued operations, net of tax.	—	—	(4)	(2)

NET LOSS	(35)	(61)	(32)	(126)
Less: Net loss attributable to non-controlling interests	1	2	—	—

NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	(34)	(59)	(32)	(126)
Less: Distributions on preferred units	—	—	—	(4)
Issuance costs of redeemed preferred units	—	—	—	(4)

NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(34)	$(59)	$(32)	$(134)

Basic loss per common unit:
Continuing operations	$(.05)	$(.09)	$(.04)	$(.21)
Discontinued operations	—	—	(.01)	—

Basic loss per common unit	$(.05)	$(.09)	$(.05)	$(.21)

Diluted loss per common unit:
Continuing operations	$(.05)	$(.09)	$(.04)	$(.21)
Discontinued operations	—	—	(.01)	—

Diluted loss per common unit	$(.05)	$(.09)	$(.05)	$(.21)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended September 9, 2011 and September 10, 2010

(unaudited, in millions)

	Year-to-date ended
	September 9, 2011	September 10, 2010
OPERATING ACTIVITIES
Net loss	$(32)	$(126)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Loss on dispositions	—	1
Depreciation	3	—
Depreciation and amortization	439	409
Amortization of deferred financing costs	8	8
Amortization of debt premiums/discounts, net	13	24
Deferred income taxes	(13)	(22)
Net gain on property transactions and other	(6)	—
Loss on foreign currency transactions and derivatives	—	6
Non-cash loss on extinguishment of debt	4	4
Equity in (earnings) losses of affiliates, net	3	5
Distributions from equity investments	—	2
Change in due from managers	3	(25)
Changes in other assets	(23)	24
Changes in other liabilities	—	18

Cash provided by operations	399	328

INVESTING ACTIVITIES
Proceeds from sales of assets, net	6	12
Proceeds from transfer of the Le Méridien Piccadilly to the Euro JV Fund II	40	—
Acquisitions	(1,047)	(292)
Deposits for acquisitions	(15)	—
Investment in affiliates	(18)	—
Purchase of mortgage note on a portfolio of hotels	—	(53)
Capital expenditures:
Renewals and replacements	(182)	(99)
Return on investments	(153)	(50)
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	5	(20)
Change in FF&E replacement funds designated as restricted cash	—	4
Property insurance proceeds	7	—

Cash used in investing activities	(1,357)	(498)

FINANCING ACTIVITIES
Financing costs	(9)	—
Issuances of debt	576	—
Draw on credit facility	153	56
Repayment on credit facility	(90)	—
Repayments/redemption of senior notes, including exchangeable debentures	(370)	(571)
Mortgage debt prepayments and scheduled maturities	(132)	(124)
Scheduled principal repayments	(4)	(8)
Common OP unit issuance	289	158
Redemption of preferred OP units	—	(101)
Distributions on common OP units	(42)	(14)
Distributions on preferred OP units	—	(6)
Distributions to non-controlling interests	(4)	(3)
Contributions from non-controlling interests	—	7
Change in restricted cash for financing activities	2	(28)

Cash provided by (used in) financing activities	369	(634)

DECREASE IN CASH AND CASH EQUIVALENTS	(589)	(804)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,113	1,642

CASH AND CASH EQUIVALENTS, END OF PERIOD	$524	$838

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date Ended September 9, 2011 and September 10, 2010

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	September 9, 2011	September 10, 2010
Interest paid	$199	$209
Income taxes paid	5	3

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended September 9, 2011 and September 10, 2010, limited partners converted operating partnership units (“OP units”) valued at approximately $4 million and $12 million, respectively, in exchange for approximately 0.2 million and 1.1 million shares, respectively, of Host Hotels & Resorts, Inc. common stock.

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

On June 28, 2011, we transferred the Le Méridien Piccadilly to the Euro JV Fund II at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. We also transferred the capital lease asset and corresponding liability associated with the building, each valued at £38 million ($61 million), to the Euro JV Fund II. We retained a 33.4% interest in the property through our general and limited partner interests in the Euro JV Fund II and received cash proceeds on the transfer of £25 million ($40 million).

In June 2011, holders of approximately $134 million of the 3.25% Exchangeable Debentures elected to exchange their debentures for approximately 8.8 million shares of Host Inc. common stock.

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

As of September 9, 2011, we owned, or had controlling interests in, 105 lodging properties located throughout the United States, as well as 16 properties located in Australia, Brazil, Chile, Canada, Mexico and New Zealand, all operated under some of the leading brands in the lodging industry.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 9, 2011 and the results of our operations for the quarterly and year-to-date periods ended September 9, 2011 and September 10, 2010 and cash flows for the year-to-date periods ended September 9, 2011 and September 10, 2010. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Earnings (Loss) Per Common Share (Unit)

  Host Inc. Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. Due to the net loss for all periods presented, all of our securities are anti-dilutive and, therefore, no effect for such securities is shown.

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
	(in millions, except per unit amounts)

Net loss	$(35)	$(61)	$(32)	$(126)
Net loss attributable to non-controlling interests	2	3	—	2
Dividends on preferred stock	—	—	—	(4)
Issuance costs of redeemed preferred stock (a)	—	—	—	(4)

Loss available to common stockholders	(33)	(58)	(32)	(132)

Diluted loss available to common stockholders	$(33)	$(58)	$(32)	$(132)

Basic weighted average shares outstanding	702.1	654.5	688.4	651.7
Diluted weighted average shares Outstanding (b)	702.1	654.5	688.4	651.7

Basic loss per share	$(.05)	$(.09)	$(.05)	$(.20)
Diluted loss per share	$(.05)	$(.09)	$(.05)	$(.20)

(a)	Represents the original issuance costs associated with the Class E preferred stock, which was redeemed during the second quarter 2010.
(b)	There were approximately 42 million and 48 million for the quarter and year-to-date periods ended September 9, 2011, respectively, and 52 million for the quarter and year-to-date periods ended September 10. 2010, potentially dilutive shares related to our Exchangeable Senior Debentures and shares granted under comprehensive stock plans, which were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Host L.P. Earnings (Loss) Per Common Unit

Basic earnings (loss) per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) available to common unitholders as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Inc. to support Host Inc. common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. Due to the net loss for all periods presented, all of our securities are anti-dilutive and, therefore, no effect for such securities is shown.

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
	(in millions, except per unit amounts)

Net loss	$(35)	$(61)	$(32)	$(126)
Net loss attributable to non-controlling interests	1	2	—	—
Distributions on preferred OP units	—	—	—	(4)
Issuance costs of redeemed preferred OP units (a)	—	—	—	(4)

Loss available to common unitholders	(34)	(59)	(32)	(134)

Diluted loss available to common unitholders	$(34)	$(59)	$(32)	$(134)

Basic weighted average units outstanding	697.9	651.4	684.5	648.8
Diluted weighted average units Outstanding (b)	697.9	651.4	684.5	648.8

Basic loss per unit	$(.05)	$(.09)	$(.05)	$(.21)
Diluted loss per unit	$(.05)	$(.09)	$(.05)	$(.21)

(a)	Represents the original issuance costs associated with the Class E preferred OP units, which was redeemed during the second quarter 2010.
(b)	There were approximately 41 million and 47 million for the quarter and year-to-date periods ended September 9, 2011, respectively, and 51 million for the quarter and year-to-date periods ended September 10, 2010, potentially dilutive units related to our Exchangeable Senior Debentures and units that would be distributable to Host Inc. for shares granted under comprehensive stock plans, which were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Property and Equipment

Property and equipment consists of the following as of (in millions):

	September 9, 2011	December 31, 2010
Land and land improvements	$1,865	$1,669
Buildings and leasehold improvements	13,124	12,080
Furniture and equipment	2,019	1,895
Construction in progress	151	168

	17,159	15,812
Less accumulated depreciation and amortization	(5,715)	(5,298)

	$11,444	$10,514

5.	Investment in Affiliates

European Joint Venture. On June 27, 2011, the expansion of the European Joint Venture (Euro JV) was completed through the creation of the Euro JV Fund II in which each of the current partners in the Euro JV holds a 33.3% limited partner interest and we hold the 0.1% general partner interest. The Euro JV Fund II has a target size of approximately €450 million of new equity and a target investment of approximately €1 billion, after taking into account anticipated debt. As part of the expansion, on June 28, 2011, we transferred the Le Méridien Piccadilly to the Euro JV Fund II at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. We also transferred the capital lease asset and corresponding liability associated with the building, each valued at £38 million ($61 million), to the Euro JV Fund II. Proceeds received from the Euro JV Fund II in exchange for the transfer of the Le Méridien Piccadilly were used to repay £25 million ($40 million) under our credit facility. In addition to the expansion of the capacity of the Euro JV, we have extended its term from 2016 to 2021, subject to two one-year extensions.

On September 30, 2011, the Euro JV Fund II acquired the 396-room Pullman Bercy, Paris, for approximately €96 million ($132 million), including customary transfer taxes and other closing costs. The Euro JV Fund II has agreed to invest an additional €9 million to renovate the rooms and public space at the hotel. The purchase price allocations are estimated based on available information; however, the Euro JV Fund II is still in the process of finalizing its accounting for the transaction.

6.	Debt

Senior Notes. In August 2011, we repurchased approximately $105 million face amount of 2 5/8% exchangeable senior debentures (“2007 Debentures”), with a carrying value of $102 million, for $106 million and recorded a loss of approximately $4 million on the transaction. We have approximately $421 million face amount of the 2007 Debentures outstanding.

On May 27, 2011, we gave notice of our intent to redeem $150 million of the outstanding $325 million 3.25% exchangeable senior debentures (2004 Debentures). In June 2011, holders of approximately $134 million of the 2004 Debentures elected to exchange their debentures for approximately 8.8 million shares of Host Inc. common stock, rather than receive the cash redemption proceeds, while the remaining $16 million of debentures were redeemed for cash.

Mortgage Debt. On June 28, 2011, we transferred the £32 million ($52 million) mortgage on the Le Méridien Piccadilly, as well as the £38 million ($61 million) capital lease obligation, to the Euro JV Fund II.

Credit Facility. On June 28, 2011, we used the proceeds received from the transfer of the Le Méridien Piccadilly to the Euro JV Fund II to repay £25 million ($40 million) under the credit facility. We have

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

$481 million of remaining available capacity under our credit facility as of September 9, 2011. Additionally, on September 9, 2011, we exercised our option to extend the maturity of our credit facility through September 9, 2012.

7.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Equity is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2010	$6,303	$29	$6,332	$191
Net loss	(32)	—	(32)	—
Issuance of common stock	423	—	423	—
Other changes in ownership	66	9	75	(76)
Other comprehensive income (note 9)	6	—	6	—

Balance, September 9, 2011	$6,766	$38	$6,804	$115

	Equity of Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2009	$6,189	$22	$6,211	$139
Net loss	(124)	—	(124)	(2)
Issuance of common stock	158	—	158	—
Redemption of preferred stock	(101)	—	(101)	—
Other changes in ownership	(23)	11	(12)	17
Other comprehensive loss (note 9)	(3)	—	(3)	—

Balance, September 10, 2010	$6,096	$33	$6,129	$154

Capital of Host L.P.

As of September 9, 2011, Host Inc. is the owner of approximately 98.5% of Host L.P.’s common OP units. The remaining 1.5% of the common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2010	$6,302	$29	$6,331	$191
Net loss	(32)	—	(32)	—
Issuance of common OP units	423	—	423	—
Other changes in ownership	67	9	76	(76)
Other comprehensive income	6	—	6	—

Balance, September 9, 2011	$6,766	$38	$6,804	$115

Balance, December 31, 2009	$6,187	$22	$6,209	$139
Net loss	(124)	—	(124)	(2)
Issuance of common OP units	158	—	158	—
Redemption of preferred OP units	(101)	—	(101)	—
Other changes in ownership	(22)	11	(11)	17
Other comprehensive loss	(3)	—	(3)	—

Balance, September 10, 2010	$6,095	$33	$6,128	$154

Issuance of Common Stock

On April 21, 2011, we entered into a Sales Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under Securities and Exchange Commission (“SEC”) rules, including sales made directly on the NYSE. BNY Mellon Capital Markets, LLC is acting as sales agent. Host Inc. may sell shares of common stock under its program from time to time based on market conditions, although it is not under an obligation to sell any shares. During the third quarter 2011, we issued approximately 50 thousand shares of common stock under the program at an average price of $16.61 per share, for net proceeds of approximately $1 million. During 2011 (including sales under our prior “at the market” program), we have issued 16.7 million shares at an average price of $17.44 per share, for net proceeds of $289 million.

Dividends/Distributions

On September 19, 2011, Host Inc.’s Board of Directors declared a dividend of $0.04 per share on its common stock. The dividend is payable on October 17, 2011 to stockholders of record as of September 30, 2011. Accordingly, Host L.P. will make a distribution of $0.04085976 per unit on its common OP units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and meet the aggregation criteria. Thus, we report one segment: hotel ownership. As of September 9, 2011, our foreign operations consist of 16 properties in six countries. There were no intercompany sales during the periods presented. The following table presents total revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	Revenues				Property and equipment, net
	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010	September 9, 2011	December 31, 2010
United States	$1,078	$966	$3,160	$2,832	$10,890	$10,095
Australia	10	—	14	—	139	—
Brazil	7	—	21	—	47	48
Canada	23	22	76	71	127	131
Chile	6	6	18	17	61	56
Mexico	6	5	16	13	26	29
New Zealand	9	—	18	—	154	—
United Kingdom	3	4	17	4	—	155

Total	$1,142	$1,003	$3,340	$2,937	$11,444	$10,514

9.	Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on foreign currency translation adjustments and hedging instruments.

The following table presents comprehensive income for all periods presented (in millions):

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Net loss	$(35)	$(61)	$(32)	$(126)
Other comprehensive income (loss)	(9)	7	6	(3)

Comprehensive loss	(44)	(54)	(26)	(129)
Comprehensive loss attributable to the non-controlling interests	2	3	—	2

Comprehensive loss attributable to Host Inc.	$(42)	$(51)	$(26)	$(127)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Net loss	$(35)	$(61)	$(32)	$(126)
Other comprehensive income (loss)	(9)	7	6	(3)

Comprehensive loss	(44)	(54)	(26)	(129)
Comprehensive loss attributable to the non-controlling interests	1	2	—	—

Comprehensive loss attributable to Host L.P.	$(43)	$(52)	$(26)	$(129)

10.	Dispositions

We disposed of one hotel during 2011 and two hotels in 2010, for net proceeds of approximately $6 million and $12 million, respectively. The following table summarizes the revenues, loss before income taxes, and the loss on dispositions, net of income taxes, of the hotels which have been included in discontinued operations for all periods presented:

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
	(in millions)
Revenues	$1	$2	$5	$11
Loss before income taxes	—	—	(4)	(3)
Loss on dispositions, net of income taxes	—	—	—	(1)

11.	Acquisitions

We record the assets acquired, liabilities assumed and non-controlling interests issued at the estimated fair value on the date of purchase.

During the first and second quarters of 2011, we acquired the 364-room Hilton Melbourne South Wharf, Australia, for AUD 142 million ($152 million), including the 25% voting interest retained by the previous owners; the 775-room New York Helmsley Hotel for $313.5 million; the 1,625-room Manchester Grand Hyatt San Diego for $572 million; and a portfolio of seven hotels containing 1,207 rooms in New Zealand for approximately $145 million. Acquisition-related costs, such as broker fees, due diligence costs, transfer taxes and legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets. For these acquisitions, we recorded approximately $4 million of acquisition-related expenses year-to-date. These costs are included in corporate and other expenses on the consolidated statement of operations. The purchase price allocations are estimated based on available information, however, we are still in the process of finalizing our accounting for these transactions.

Additionally, on July 14, 2011, we reached an agreement to acquire the 888-room Grand Hyatt Washington, D.C. for $442 million, which includes a $15 million deposit and may include the assumption of a $166 million mortgage loan. The Grand Hyatt, which includes over 43,000 square feet of meeting space, is centrally located in the nation’s capital. We recently amended the purchase agreement to extend the closing to December 14, 2011, subject to customary closing conditions. To the extent that the transaction does not close, we would lose our $15 million deposit.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to our acquisitions completed in 2011 (in millions):

Property and equipment	$ 1,156
Restricted cash, FF&E reserves and other assets	27

Total assets	1,183

Mortgage debt	(86)
Other liabilities	(6)

Total net assets acquired	$ 1,091

Our summarized unaudited consolidated pro forma results of operations, assuming all of our acquisitions completed during 2010 and 2011 occurred on January 1, 2010, are as follows (in millions, except per share amounts):

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Revenues	$1,142	$1,108	$3,398	$3,191
Loss from continuing operations	(32)	(51)	(14)	(120)
Net loss	(32)	(50)	(18)	(122)

Host Inc.:
Net loss available to common shareholders	$(30)	$(47)	$(18)	$(128)
Basic loss per common share:
Continuing operations	$(.04)	$(.07)	$(.02)	$(.20)
Discontinued operations	—	—	(.01)	—

Basic loss per common share	$(.04)	$(.07)	$(.03)	$(.20)

Diluted loss per common share:
Continuing operations	$(.04)	$(.07)	$(.02)	$(.20)
Discontinued operations	—	—	(.01)	—

Diluted loss per common share	$(.04)	$(.07)	$(.03)	$(.20)

Host L.P.:
Net loss available to common unitholders	$(31)	$(48)	$(18)	$(130)
Basic loss per common unit:
Continuing operations	$(.04)	$(.07)	$(.02)	$(.20)
Discontinued operations	—	—	(.01)	—

Basic loss per common unit	$(.04)	$(.07)	$(.03)	$(.20)

Diluted loss per common unit:
Continuing operations	$(.04)	$(.07)	$(.02)	$(.20)
Discontinued operations	—	—	(.01)	—

Diluted loss per common unit	$(.04)	$(.07)	$(.03)	$(.20)

The above pro forma results of operations exclude $4 million of acquisition costs for the year-to-date period ended September 9, 2011 and $3 million of acquisition costs for the quarter and year-to-date periods ended September 10, 2010. For the third quarter and year-to-date 2011, we have included approximately $72 million and $128 million of revenues, respectively, and $7 million and $11 million of net income for each of the periods, respectively, in our consolidated statements of operations related to our 2011 acquisitions.

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

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis at September 9, 2011 (in millions).

		Fair Value at Measurement Date Using
	Balance at September 9, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives	$10.0	$—	$10.0	$—
Foreign currency forward purchase contracts	5.2	—	5.2	—

		Fair Value at Measurement Date Using
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives	$10.6	$—	$10.6	$—
Foreign currency forward purchase contracts	6.9	—	6.9	—

Interest Rate Swap Derivatives. In connection with the acquisition of the Hilton Melbourne South Wharf on April 29, 2011, we assumed an interest rate swap agreement with a notional amount of AUD 80 million ($86 million) related to its mortgage debt. The purpose of the interest rate swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Reuters BBSY. As a result, we will pay an all-in rate of 10.77% on the loan. The derivative value is based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swap. The swap did not qualify for hedge accounting at acquisition; therefore, the changes in the fair value of the derivative are recorded in gain (loss) on foreign currency transactions and derivatives on the accompanying unaudited condensed consolidated statements of operations at each balance sheet date. As of September 9, 2011, we have recorded a liability of $1.5 million related to the fair value of the swap.

On February 18, 2011, we entered into an interest rate swap agreement with a notional amount of NZD 79 million ($60 million) related to the mortgage debt on the seven properties acquired in New Zealand on February 18, 2011. We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the 3-month NZD Bank Bill rate. As a result, we will pay an all-in rate of 5.95% on the notional amount of the swap. We have designated the derivative as a cash flow hedge.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The derivative value is based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swap. The change in fair value of the derivative is recorded in accumulated other comprehensive income within the equity portion of our balance sheet. As of September 9, 2011, we recorded a liability of $2.3 million related to the fair value of the swap. No portion of the cash flow derivative was ineffective during the quarter.

We have three additional interest rate swap agreements for an aggregate notional amount of $300 million. We entered into these derivative instruments in order to hedge changes in the fair value of the fixed-rate debt that occur as a result of changes in market interest rates. We have designated these derivatives as fair value hedges. The derivatives are valued based on the benchmark yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. As of September 9, 2011 and December 31, 2010, we recorded an asset of $13.8 million and $10.6 million, respectively, related to the fair value of the swaps. We record the change in the fair value of the underlying debt due to a change in the LIBOR rate as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value in the underlying debt, which was not significant for the period presented, is considered the ineffective portion of the hedging relationship and is recognized in net income (loss).

Foreign Currency Forward Purchase Contracts. As of September 9, 2011, we had six foreign currency forward purchase contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investments in the Euro JV and HHR New Zealand Holdings Limited, the consolidated owner of the portfolio of seven hotels in New Zealand. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation with changes in fair value recorded to accumulated other comprehensive income. The forward purchase contracts are valued based on the forward yield curve of the Euro to U.S. dollar forward exchange rate on the date of measurement. The following tables summarize our foreign currency forward purchase contracts (in millions):

	Total Transaction Amount		Total Transaction	Forward	Fair Value at		Change in Fair Value for the period ended
Transaction Date Range	in Foreign Currency		Amount in Dollars	Purchase Date Range	September 9, 2011	December 31, 2010	September 9, 2011	September 10, 2010
February 2008- July 2011		€100	$140	October 2012- August 2015	$4.0	$6.9	$(2.9)	$9.9
July 2011	NZD	30	$25	August 2013	$1.2	$—	$1.2	$—

On July 15, 2011, we entered into two forward purchase contracts totaling €50 million ($69 million) in order to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase dates of October 22, 2012 and August 18, 2015. As part of the contract, we also entered into a forward purchase contract to net-settle the existing February 2008 €30 million foreign currency purchase contract and received cash of $0.4 million on the settlement date of August 18, 2011. Following these transactions, we have hedged our foreign currency exposure related to €100 million ($140 million) of our net investment in the Euro JV.

On July 29, 2011, we also entered into an NZD 30 million ($25 million) forward purchase contract in order to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in HHR New Zealand Holdings Limited. We will sell the NZD amount and receive the U.S. dollar amount on the forward purchase date of August 2, 2013.

Fair Value of Other Financial Assets and Liabilities. For financial statement purposes, we did not elect the fair value measurement option for any of our financial assets or liabilities. We have calculated the fair value of our other financial assets and liabilities as detailed below. Notes receivable and other financial

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

assets are valued based on the expected future cash flows discounted at risk-adjusted rates and are adjusted to reflect the effects of foreign currency translation. Valuations for secured debt and the credit facility are determined based on the expected future payments, discounted at risk-adjusted rates. Senior notes and the exchangeable senior debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The carrying amount and fair value of certain financial assets and liabilities are shown below (in millions):

	September 9, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Mortgage notes receivable	$65	$83	$55	$77
Financial liabilities
Senior notes	3,341	3,440	3,093	3,200
Exchangeable Senior Debentures	925	1,015	1,156	1,471
Credit facility	119	119	58	58
Mortgage debt and other, net of capital leases	1,101	1,116	1,110	1,107

13.	Non-controlling Interests

Other Consolidated Partnerships. As of September 9, 2011, we consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest—other consolidated partnerships on the unaudited condensed consolidated balance sheets and totaled $38 million and $29 million as of September 9, 2011 and December 31, 2010, respectively. Three of the partnerships have finite lives ranging from 99 to 100 years that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At September 9, 2011 and December 31, 2010, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $62 million and $65 million, respectively.

Net loss attributable to non-controlling interests of consolidated partnerships is included in our determination of net loss. However, net loss has been reduced by the amount attributable to non-controlling interests of third parties of $1 million and $2 million for the quarters ended September 9, 2011 and September 10, 2010, respectively, in the determination of net income (loss) attributable to Host Inc. and Host L.P.

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

	September 9, 2011	December 31, 2010
OP units outstanding (millions)	10.6	10.5
Market price per Host Inc. common share	$10.69	$17.87
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$115	$191
Historical cost (millions)	$104	$101
Book value (millions) (1)	$115	$191

(1)	The book value recorded is equal to the greater of the redemption value or the historical cost.

Net loss is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net loss attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P. The loss attributable to the non-controlling interests of Host L.P. was $1 million for the quarters ended September 9, 2011 and September 10, 2010, and $2 million for the year-to-date period ended September 10, 2010.

14.	Legal Proceedings

We are involved in various legal proceedings in the normal course of business regarding the operation of our hotels. To the extent not covered by insurance, these lawsuits generally fall into the following broad categories: disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act and other general matters. Under our management agreements, our operators have broad latitude to resolve individual hotel-level claims for amounts generally less than $150,000. However, for matters exceeding such threshold, our operators may not settle claims without our consent. Based on our analysis of legal proceedings with which we are currently involved or aware of and our experience in resolving similar claims in the past, we have accrued approximately $6 million as of September 9, 2011 and estimate that, in the aggregate, our losses related to these proceedings could be as much as $8 million. We are not aware of any other matters with a reasonably possible negative outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

We have accrued a loss contingency of approximately $49 million related to the San Antonio Marriott Rivercenter as of September 9, 2011. For further detail on this legal proceeding, see our annual report on Form 10-K for the year ended December 31, 2010.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Supplemental Guarantor and Non-Guarantor Subsidiary Information for Host L.P.

A portion of our subsidiaries guarantee our senior notes. Among the subsidiaries not providing guarantees are those owning 39 of our full-service hotels, our taxable REIT subsidiaries and all of their respective subsidiaries, and HMH HPT CBM LLC, the lessee of Courtyard properties. The separate financial statements of each guaranteeing subsidiary (each, a “Guarantor Subsidiary”) are not presented because we have concluded that such financial statements are not material to investors. The guarantee of each Guarantor Subsidiary is full and unconditional and joint and several and each Guarantor Subsidiary is wholly owned by us.

The following unaudited condensed consolidating financial information sets forth the financial position as of September 9, 2011 and December 31, 2010, results of operations for the quarter and year-to-date periods ended September 9, 2011 and September 10, 2010 and cash flows for the year-to-date periods ended September 9, 2011 and September 10, 2010 of the parent, Guarantor Subsidiaries and the Non-Guarantor Subsidiaries:

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Balance Sheets

(in millions)

September 9, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Property and equipment, net	$693	$5,558	$5,193	$—	$11,444
Due from managers	(16)	4	54	(8)	34
Investments in affiliates	6,832	1,486	8	(8,155)	171
Rent receivable	—	29	—	(29)	—
Deferred financing costs, net	39	—	5	—	44
Furniture, fixtures and equipment replacement fund	43	39	84	—	166
Other	521	139	249	(523)	386
Restricted cash	24	1	11	—	36
Cash and cash equivalents	372	13	139	—	524

Total assets	$8,508	$7,269	$5,743	$(8,715)	$12,805

Debt	$1,508	$2,966	$1,209	$(195)	$5,488
Rent payable	—	—	29	(29)	—
Other liabilities	119	205	410	(336)	398

Total liabilities	1,627	3,171	1,648	(560)	5,886
Limited partnership interests of third parties	115	—	—	—	115
Capital	6,766	4,098	4,057	(8,155)	6,766

Total liabilities and capital	8,508	7,269	5,705	(8,715)	12,767
Non-controlling interests — consolidated partnerships	—	—	38	—	38

Total liabilities, limited partnership interests of third parties and capital	$8,508	$7,269	$5,743	$(8,715)	$12,805

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations (in millions)

Quarter ended September 9, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$29	$134	$1,141	$(162)	$1,142
Hotel operating expenses	—	—	(788)	—	(788)
Other property-level expenses	(5)	(39)	(95)	—	(139)
Depreciation and amortization	(13)	(71)	(65)	—	(149)
Corporate and other expenses	(2)	(6)	(4)	—	(12)
Rental expense	—	—	(162)	162	—
Interest income	5	6	1	(7)	5
Interest expense	(25)	(49)	(20)	7	(87)
Net gain on property transactions and other	2	—	1	—	3
Loss on foreign currency transactions and derivatives	—	—	(2)	—	(2)
Equity in earnings (losses) of affiliates	(26)	5	(3)	19	(5)

Income (loss) before income taxes	(35)	(20)	4	19	(32)
Provision for income taxes	—	—	(3)	—	(3)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(35)	(20)	1	19	(35)

NET INCOME (LOSS)	(35)	(20)	1	19	(35)
Less: Net loss attributable to non-controlling interests	—	—	1	—	1

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(35)	$(20)	$2	$19	$(34)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Quarter ended September 10, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$15	$127	$1,001	$(140)	$1,003
Hotel operating expenses	—	—	(702)	—	(702)
Property-level expenses	(6)	(27)	(91)	—	(124)
Depreciation and amortization	(12)	(65)	(57)	—	(134)
Corporate and other expenses	(4)	(9)	(7)	—	(20)
Rental expense	—	—	(140)	140	—
Interest income	1	1	3	(3)	2
Interest expense	(20)	(52)	(20)	3	(89)
Net gains (losses) on property transactions and other	(12)	—	12	—	—
Gain (loss) on foreign currency transactions and derivatives	—	—	(1)	—	(1)
Equity in earnings (losses) of affiliates	(23)	4	3	15	(1)

Income (loss) before income taxes	(61)	(21)	1	15	(66)
Income tax benefit	—	—	5	—	5

INCOME (LOSS) FROM CONTINUING OPERATIONS	(61)	(21)	6	15	(61)

NET INCOME (LOSS)	(61)	(21)	6	15	(61)
Less: Net loss attributable to non-controlling interests	—	—	2	—	2

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(61)	$(21)	$8	$15	$(59)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year-to-date ended September 9, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$216	$374	$3,337	$(587)	$3,340
Hotel operating expenses	—	—	(2,246)	—	(2,246)
Other property-level expenses	(15)	(105)	(273)	—	(393)
Depreciation and amortization	(38)	(213)	(188)	—	(439)
Corporate and other expenses	(4)	(28)	(26)	—	(58)
Rental expense	—	—	(587)	587	—
Interest income	11	14	5	(15)	15
Interest expense	(71)	(145)	(58)	15	(259)
Net gain (loss) on property transactions and other	76	—	(70)	—	6
Equity in earnings (losses) of affiliates	(201)	22	(1)	177	(3)

Loss before income taxes	(26)	(81)	(107)	177	(37)
Benefit (provision) for income taxes	(2)	—	11	—	9

LOSS FROM CONTINUING OPERATIONS	(28)	(81)	(96)	177	(28)
Loss from discontinued operations, net of tax	(4)	—	—	—	(4)

NET LOSS	(32)	(81)	(96)	177	(32)
Less: Net loss attributable to non-controlling interests	—	—	—	—	—

Net loss attributable to Host Hotels & Resorts, L.P.	$(32)	$(81)	$(96)	$177	$(32)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Operations

(in millions)

Year-to-date ended September 10, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$139	$378	$2,933	$(513)	$2,937
Hotel operating expenses	—	—	(2,022)	—	(2,022)
Property-level expenses	(19)	(95)	(192)	—	(306)
Depreciation and amortization	(38)	(204)	(167)	—	(409)
Corporate and other expenses	(8)	(34)	(27)	—	(69)
Rental expense	—	—	(513)	513	—
Interest income	3	2	8	(10)	3
Interest expense	(71)	(156)	(51)	10	(268)
Net gains (losses) on property transactions	(12)	—	12	—	—
Loss on foreign currency and derivatives	(3)	—	(3)	—	(6)
Equity in earnings (losses) of affiliates	(115)	25	3	82	(5)

Income (loss) before income taxes	(124)	(84)	(19)	82	(145)
Income tax benefit	—	—	21	—	21

INCOME (LOSS) FROM CONTINUING OPERATIONS	(124)	(84)	2	82	(124)
Income (loss) from discontinued operations, net of tax	(2)	—	(3)	3	(2)

NET INCOME (LOSS)	(126)	(84)	(1)	85	(126)
Less: Net income attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(126)	$(84)	$(1)	$85	$(126)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows (in millions)

Year-to-date ended September 9, 2011

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$164	$84	$151	$399

INVESTING ACTIVITIES
Proceeds from sales of assets, net	6	—	—	6
Proceeds from transfer of Le Méridien Piccadilly to the Euro JV Fund II	—	—	40	40
Acquisitions	(11)	(283)	(753)	(1,047)
Deposits for acquisitions	(15)	—	—	(15)
Investment in affiliates	(18)	—	—	(18)
Capital expenditures	(20)	(163)	(152)	(335)
Change in furniture, fixtures and equipment (FF&E) replacement fund	24	(10)	(9)	5
Property insurance proceeds	—	—	7	7

Cash used in investing activities	(34)	(456)	(867)	(1,357)

FINANCING ACTIVITIES
Financing costs	(9)	—	—	(9)
Issuances of debt	496	—	80	576
Draw on credit facility	50	103	—	153
Repayment on credit facility	(50)	—	(40)	(90)
Repayments/redemption of senior notes, including exchangeable debentures	(370)	—	—	(370)
Mortgage debt prepayments and scheduled maturities	—	(132)	—	(132)
Scheduled principal repayments	(1)	—	(3)	(4)
Common OP unit issuance	289	—	—	289
Distributions on common OP units	(42)	—	—	(42)
Distributions to non-controlling interests	—	—	(4)	(4)
Change in restricted cash for financing activities	(1)	—	3	2
Transfers to/from Parent	(853)	384	469	—

Cash provided by (used in) financing activities	(491)	355	505	369

DECREASE IN CASH AND CASH EQUIVALENTS	$(361)	$(17)	$(211)	$(589)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Condensed Consolidating Statements of Cash Flows (in millions)

Year-to-date ended September 10, 2010

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated
OPERATING ACTIVITIES
Cash provided by operations	$52	$114	$162	$328

INVESTING ACTIVITIES
Proceeds from sales of assets, net	3	9	—	12
Acquisitions	—	(165)	(127)	(292)
Purchase of mortgage note on a portfolio of hotels	—	(53)	—	(53)
Capital expenditures	(9)	(74)	(66)	(149)
Change in furniture, fixtures and equipment (FF&E) replacement fund	2	(7)	(15)	(20)
Change in FF&E replacement funds designated as restricted cash	21	—	(17)	4

Cash used in investing activities	17	(290)	(225)	(498)

FINANCING ACTIVITIES
Draw on credit facility	56	—	—	56
Repurchase/redemption of senior notes, including exchangeable debentures	(571)	—	—	(571)
Mortgage debt prepayments and scheduled maturities	—	—	(124)	(124)
Scheduled principal repayments	—	(1)	(7)	(8)
Common OP unit issuance	158	—	—	158
Redemption of preferred OP units	(101)	—	—	(101)
Distributions on common OP units	(14)	—	—	(14)
Distributions on preferred OP units	(6)	—	—	(6)
Contributions from non-controlling interests	—	—	7	7
Distributions to non-controlling interests	—	—	(3)	(3)
Change in restricted cash other than FF&E replacement fund	3	(1)	(30)	(28)
Transfers to/from Parent	(345)	171	174	—

Cash provided by (used in) financing activities	(820)	169	17	(634)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(751)	$(7)	$(46)	$(804)

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

Forward-Looking Statements

In this report on Form 10-Q, we make some forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases, including references to assumptions and forecasts of future results. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made.

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

national and local economic and business conditions, including concerns about global economic prospects and the speed and strength of a recovery and its impact on overall lodging demand, as well as the potential for terrorist attacks and the impact of natural disasters and weather, that will affect occupancy rates at our hotels and the demand for hotel products and services;

•

the impact of a downgrade of credit ratings assigned to obligations of the United States, the continuing volatility in the global financial and credit markets, and the impact of pending and future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, which could materially adversely affect the U.S. and global economic conditions, business activity, credit availability, borrowing costs, and hotel demand;

•

the impact of developments outside the United States, such as the sovereign credit issues in certain countries in the European Union, which could affect the relative volatility of global credit markets generally and demand for our international hotel properties;

•	the effect on global travel and lodging demand due to geopolitical concerns, including current unrest in the Middle East and its effect on oil prices;

•	relationships with property managers and joint venture partners and our ability to realize the expected benefits of our joint ventures and other strategic relationships;

•	changes in travel patterns, taxes and government regulations, which influence or determine wages, prices, construction processes and costs;

•	government approvals, actions and initiatives, including the need for compliance with environmental and safety requirements, and changes in laws and regulations or the interpretation thereof;

•	operating risks associated with the hotel business;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

•	our ability to maintain our properties in a first-class manner, including meeting capital expenditure requirements;

•	the effect of anticipated renovations on our hotel occupancy and financial results;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with our expectations;

•	risks associated with the level of our indebtedness, including our ability to meet covenants in our debt agreements, obtain financing and consummate refinancings in the future;

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

•	the effects of tax legislative action;

•	the effect of any rating agency downgrades of our debt securities on the cost and availability of new debt financings;

•	the relatively fixed nature of our property-level operating costs and expenses; and

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

Outlook

As of October 17, 2011, we owned 121 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Operating Results and Outlook. RevPAR at our comparable hotels increased 6.4% for the third quarter of 2011 compared to 2010, as lodging demand continues to improve despite slower than expected growth in the overall economy. RevPAR improvements were primarily driven by an increase in average room rates of 3.7% for the quarter, while occupancy increased 1.9 percentage points. We estimate that business disruption due to Hurricane Irene reduced our RevPAR by approximately 60 basis points in the third quarter. Additionally, as it had in the first two quarters, our improved operating performance was partially reduced by the effects of major capital projects, which will continue to affect our operating results in the fourth quarter. Year-to-date, our comparable hotel RevPAR increased by 6.3%, reflecting a 4.5% increase in average room rate and a 1.2 percentage point increase in occupancy.

Operating margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 250 basis points in the third quarter of 2011. Operating margins calculated using GAAP measures are significantly affected by several items, including our most recent acquisitions. Our comparable hotel adjusted operating profit margins, which exclude, among other items, operations from our recently acquired hotels, depreciation and corporate expenses, increased 110 basis points in the quarter. Year-to-date, our operating margins calculated using GAAP measures increased 160 basis points and our comparable hotel adjusted operating margins increased 80 basis points.

Based on analysis provided by Smith Travel Research, for the three months ended August 31, 2011, industry-wide demand continued to improve in the third quarter of 2011, increasing at a rate of 4.3%, while supply growth remained low at a rate of 0.7% and average room rates grew 3.7%. Due to the lack of new construction starts in recent years, we believe that supply growth should remain below historical levels in the lodging industry for the remainder of 2011, 2012 and 2013. While we slightly lowered our expectations for RevPAR growth due to the uncertain economic outlook for the economy, we still anticipate that our comparable hotel RevPAR will increase between 6.25% to 6.75% for 2011.

While lodging demand continued to improve on a year-over-year basis in the quarter, several key factors continue to negatively affect the economic recovery and add to general market uncertainty. These factors, include, but are not limited to: (i) the sovereign debt crisis in Europe, (ii) continued high unemployment, (iii) slower than expected growth in GDP, and (iv) a lack of confidence in the ability of the US political process to address long-term budget and policy issues. Therefore, while we believe lodging demand will continue to increase in the fourth quarter of 2011, there can be no assurance that any increases in hotel revenues or earnings at our properties or improvement in margins will continue for any number of reasons, including those listed above.

Investing activities outlook

Property acquisitions and other investments outlook. During the third quarter of 2011, the risk associated with our ability to complete hotel acquisitions that provide sufficient levels of return has increased, as uncertainty in the overall economy has grown and our cost of capital has increased. However, we believe that there remain select opportunities that conform to our strategic portfolio objectives, have significant growth potential and can be purchased at a discount to replacement cost. Therefore, we continue to engage in active discussions concerning possible acquisitions, although there can be no assurances that any of these discussions will lead to completed acquisitions.

On July 14, 2011, the Company reached an agreement to acquire the 888-room Grand Hyatt Washington, D.C. for $442 million, which included a non-refundable $15 million deposit and may include the assumption of a $166 million mortgage loan. The Grand Hyatt, which includes over 43,000 square feet of meeting space, is centrally located in the nation’s capital. We recently amended the purchase agreement in order to extend the closing to December 14, 2011, subject to customary closing conditions. To the extent that the transaction does not close, we would lose our $15 million deposit.

We believe that there are opportunities to acquire properties outside the U.S., including through our European and Asian joint ventures. On September 30, 2011, the Euro JV Fund II, in which we hold a 33.4% interest, acquired the 396-room Pullman Bercy, Paris, France for approximately €96 million ($132 million), including acquisition costs. Euro JV Fund II has agreed to invest an additional €9 million to renovate the rooms and public space at the hotel and Accor will continue to operate the property under the Pullman brand. We contributed €15 million ($21 million) to the Euro JV Fund II for our portion of the acquisition.

In addition, we are looking at opportunities to expand our presence in Latin America. To that end, we are opening a corporate office in Brazil that will target investments in luxury, upper-upscale and mid-market hotels in urban and resort locations throughout Brazil.

The important business considerations surrounding hotel acquisitions make the timing of any acquisitions difficult to predict. We may acquire properties using various structures, including transactions involving single assets, portfolios, joint ventures, or acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. Acquisitions are financed through available cash or a combination of cash and other sources, including proceeds from equity offerings of Host Inc. or issuance of OP units by Host L.P., the incurrence of debt, proceeds from sales of properties and advances under our credit facility.

Dispositions. On August 4, 2011, we sold the South Bend Marriott for net proceeds of approximately $6 million.

Return on Investment capital expenditures. We invested $32 million and $153 million in return on investment (“ROI”) projects during the third quarter and year-to-date of 2011, respectively. These projects are designed to increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties. During the third quarter, we completed the reinvention of the lobby at the New York Marriott Marquis, including two signature restaurants and lounges. Other on-going ROI projects include the renovation of all guest-facing areas at the Atlanta Marriott Perimeter Center, which encompasses the lobbies, rooms, restaurants and meeting space, and the major redevelopment project at the Sheraton Indianapolis, which includes the conversion of one tower of the hotel to apartment rental units. We expect that our investment in ROI expenditures for 2011 will total approximately $220 million to $240 million.

Renewal and Replacement Capital Expenditures. We also spent approximately $63 million and $182 million in the third quarter and year-to-date of 2011, respectively, for renewal and replacement expenditures designed to ensure that the high-quality standards of both ourselves and our operators are maintained. Major renewal and replacement projects completed during the third quarter include the renovation of the 45,000 square foot Broadway ballroom at the New York Marriott Marquis. The third quarter also included the commencement of extensive room renovations at the JW Marriott, Desert Springs Resort & Spa and the renovation of 40,000 square feet of ballroom and meeting space at the New Orleans Marriott. We expect that renewal and replacement expenditures for 2011 will total approximately $300 million to $320 million.

Financing activities outlook

We continue to focus on our overall goal to strengthen our balance sheet by lowering our debt-to-equity ratio and extending debt maturities. During the year, we have taken several steps toward this goal through strategically raising and deploying capital in order to improve our overall leverage ratios, while at the same time completing substantial investments through acquiring new properties and by making capital investments. As the economic outlook has become more tenuous, we may continue to maintain relatively high levels of near-term liquidity, though strengthening the overall balance sheet remains our long-term focus. We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditure programs and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

Debt Transactions. In August 2011, we repurchased approximately $105 million face amount of our 2 5/8% Exchangeable Senior Debentures (the “2007 Debentures”), with a carrying value of $102 million, for $106 million and recorded a loss of approximately $4 million on the transaction. We have approximately $421 million face amount of the 2007 Debentures outstanding. Additionally, on September 9, 2011, we exercised our option to extend the maturity of our credit facility through September 9, 2012.

Equity Transactions. On April 21, 2011, we entered into a Sales Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under Securities and Exchange Commission (“SEC”) rules, including sales made directly on the New York Stock Exchange (“NYSE”). BNY Mellon Capital Markets, LLC is acting as sales agent. During the third quarter, we issued 50 thousand common shares under our “at the market” offering program. The shares were issued at an average price of $16.61, for net proceeds of approximately $1 million, net of $8 thousand of commissions. During 2011 (including sales under our prior “at the market” program), we have issued 16.7 million shares at an average price of $17.44 per share, for proceeds of $289 million, net of $3 million of commissions. We may continue to sell shares of common stock under the current program from time to time based on market conditions, although we are not under an obligation to sell any shares. We have $208 million of issuance capacity remaining under the current program.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	September 9, 2011	September 10, 2010	% Increase (Decrease)
Revenues:
Owned hotel revenues	$1,085	$943	15.1%
Other revenues (1)	57	60	(5.0)
Operating costs and expenses:
Property-level costs (2)	1,076	960	12.1
Corporate and other expenses	12	20	(40.0)
Operating profit	54	23	N/M	(5)
Interest expense	87	89	(2.2)

All hotel operating statistics (3):
RevPAR	$130.43	$120.10	8.6%
Average room rate	$171.84	$163.16	5.3%
Average occupancy	75.9%	73.6%	2.3 pts.
Comparable hotel operating statistics (4):
RevPAR	$128.32	$120.62	6.4%
Average room rate	$169.30	$163.27	3.7%
Average occupancy	75.8%	73.9%	1.9 pts.

Host Inc.:
Net loss attributable to non-controlling interests	$2	$3	(33.3)%
Net loss attributable to Host Hotels & Resorts, Inc.	(33)	(58)	(43.1)

Host L.P.:
Net loss attributable to non-controlling interest	$1	$2	(50.0)%
Net loss attributable to Host Hotels & Resorts L.P.	(34)	(59)	(42.4)

	Year-to-date ended
	September 9, 2011	September 10, 2010	% Increase (Decrease)
Revenues:
Owned hotel revenues	$3,166	$2,820	12.3%
Other revenues (1)	174	117	48.7
Operating costs and expenses:
Property-level costs (2)	3,078	2,737	12.5
Corporate and other expenses	58	69	(15.9)
Operating profit	204	131	55.7
Interest expense	259	268	(3.4)
Loss from discontinued operations	4	2	100.0

All hotel operating statistics (3):
RevPAR	$129.94	$119.88	8.4%
Average room rate	$178.24	$168.52	5.8%
Average occupancy	72.9%	71.1	1.8 pts.
Comparable hotel operating statistics (4):
RevPAR	$129.39	$121.76	6.3%
Average room rate	$176.89	$169.32	4.5%
Average occupancy	73.1%	71.9%	1.2 pts.

	Year-to-date ended
	September 9, 2011	September 10, 2010	% Increase (Decrease)
Host Inc.:
Net loss attributable to non-controlling interests	$—	$2	(100.0)%
Net loss attributable to Host Hotels & Resorts, Inc.	(32)	(124)	(74.2)

Host L.P.:
Net loss attributable to Host Hotels & Resorts L.P.	$(32)	$(126)	(74.6)%

(1)	The period ended September 9, 2011 includes the results of the 53 Courtyard by Marriott properties leased from Hospitality Properties Trust (“HPT”), whose operations we consolidated beginning July 7, 2010 as a result of the termination of the sublease with our subtenant. The period ended September 10, 2010 includes rental income earned on the 71 hotels leased from HPT prior to the lease terminations. Effective December 31, 2010, we terminated the leases with respect to 18 of those properties.
(2)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations less corporate expenses and includes costs associated with the properties leased from HPT.
(3)	Operating statistics are for all properties as of September 9, 2011 and September 10, 2010, and include the results of operations for certain hotels prior to their disposition.
(4)	Comparable hotel operating statistics for September 9, 2011 and September 10, 2010 are based on 104 comparable hotels as of September 9, 2011.
(5)	*N/M=Not meaningful.

2011 Compared to 2010

Hotel Sales Overview

	Quarter ended
	September 9, 2011	September 10, 2010	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$733	$627	16.9%
Food and beverage	285	253	12.6
Other	67	63	6.3

Owned hotel revenues	1,085	943	15.1
Other revenues	57	60	(5.0)

Total revenues	$1,142	$1,003	13.9

	Year-to-date ended
	September 9, 2011	September 10, 2010	% Increase (Decrease)
	(in millions)
Revenues:
Rooms	$2,034	$1,781	14.2%
Food and beverage	935	848	10.3
Other	197	191	3.1

Owned hotel revenues	3,166	2,820	12.3
Other revenues	174	117	48.7

Total revenues	$3,340	$2,937	13.7

Overall, total revenues grew 13.9% for the quarter and 13.7% year-to-date, which primarily reflects a 5.3% increase in comparable hotel sales for both the quarter and year-to-date periods, as well as a 10.5% and 7.6% increase for the same periods due to the inclusion of the operations of 14 hotels acquired in 2010 and 2011 (the “Recent Acquisitions”). Specifically, a significant portion of the increase in both revenues and expenses reflects the performance of our acquisitions in 2010 and 2011. For example, we acquired the Manchester Grand Hyatt San

Diego Hotel in March 2011 and, therefore, the third quarter and year-to-date of 2011 includes three and approximately six months, respectively, of operations, compared to none for the third quarter or year-to-date 2010. In our discussion of operating revenues and expenses, we have separated the effect of the Recent Acquisitions to help investors distinguish between improvements in continuing operations from the effect of acquisitions. Additionally, revenues and expenses for the two properties sold in 2010 and one hotel sold in 2011 have been reclassified to discontinued operations.

Rooms. Room revenue increased 16.9% and 14.2% for the quarter and year-to-date, respectively, which includes our Recent Acquisitions, which increased room revenue by $70 million, or 11.1%, and $152 million, or 8.5%, for the quarter and year-to-date, respectively. Operations at our hotels continued to improve as comparable RevPAR increased 6.4% for the quarter and 6.3% year-to-date.

Food and beverage. Food and beverage revenue increased 12.6% and 10.3% for the quarter and year-to-date, respectively, which was driven by our Recent Acquisitions, which increased food and beverage revenue by $25 million, or 9.7%, and $53 million, or 6.3%, for the quarter and year-to-date, respectively. Improvements in banquet and audio-visual revenue contributed to a comparable food and beverage revenue increase of 4.1% for the quarter and 4.8% year-to-date.

Other revenues from owned hotels. For the quarter, the decline in other department revenue was primarily due to a decline in attrition and cancellation fees, as well as a decline in telephone revenue, partially offset by the addition of other revenues from our Recent Acquisitions. Our Recent Acquisitions increased other revenue by $4 million, or 7.1%, and $9 million, or 4.7%, for the quarter and year-to-date, respectively.

Other revenues. For 2011, the increase is the result of the inclusion of the HPT hotel revenue. On July 6, 2010, we terminated the subleases for 71 hotels leased from HPT (the master lease for 18 of such hotels was terminated effective December 31, 2010) because the subtenants failed to meet net worth covenants. Accordingly, beginning on July 7, 2010, we record the gross hotel revenues of these hotels instead of rental income, both of which were recorded in other revenues on our consolidated statements of operations. The chart below details the other revenue for the third quarter and year-to-date of 2011 and 2010 related to the HPT properties (in millions):

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Hotel sales revenue	$53	$50	$150	$50
Rental revenue	—	6	—	43

Total HPT revenue	$53	$56	$150	$93

Property-level expenses	$38	$37	$111	$37
Rental expense	16	19	47	57

Total HPT expenses	$54	$56	$158	$94

Net HPT loss	$(1)	$—	$(8)	$(1)

The subtenants remain obligated to us for outstanding rent payments to the extent that operating cash generated by the hotels is less than the rent that would have been paid under the terminated subleases, although they have not funded this obligation since the termination of the subleases. Most of the $1 million and $8 million loss for the third quarter 2011 and year-to-date 2011, respectively, is a result of the subtenants’ failure to fund these rent shortfalls. We anticipate a full year 2011 loss of approximately $14 million, assuming continued non-performance by the subtenants. We are currently evaluating our options with respect to pursuing Barceló Crestline and their subtenants with respect to the rent shortfalls.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or large scale capital improvements during these periods. As of September 9, 2011, 104 of our 121 owned hotels have been classified as comparable hotels. The 17 non-comparable hotels include the 10 acquired this year, three acquired in 2010, and four which are currently undergoing significant renovations. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of September 9, 2011 and September 10, 2010:

Comparable Hotels by Property Type (a)

	As of September 9, 2011		Quarter ended September 9, 2011			Quarter ended September 10, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	50	32,282	$183.60	78.8%	$144.65	$176.05	77.9%	$137.22	5.4%
Suburban	28	10,564	142.84	72.3	103.25	137.68	68.1	93.79	10.1
Resort/ Conference	13	8,082	185.65	65.0	120.62	183.34	63.2	115.79	4.2
Airport	13	6,275	118.69	80.3	95.34	111.74	76.5	85.43	11.6

All Types	104	57,203	169.30	75.8	128.32	163.27	73.9	120.62	6.4

	As of September 9, 2011		Year-to-date ended September 9, 2011			Year-to-date ended September 10, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	50	32,282	$188.14	74.2%	$139.64	$179.71	74.1%	$133.10	4.9%
Suburban	28	10,564	145.60	69.0	100.48	138.94	66.6	92.52	8.6
Resort/ Conference	13	8,082	217.99	70.7	154.22	209.63	68.4	143.37	7.6
Airport	13	6,275	120.94	77.7	93.97	114.92	74.4	85.47	10.0

All Types	104	57,203	176.89	73.1	129.39	169.32	71.9	121.76	6.3

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended September 9, 2011 and September 10, 2010, is from January 1, 2011 to September 9, 2011 and January 2, 2010 to September 10, 2010, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the third quarter of 2011, comparable hotel RevPAR increased across all of our hotel property types. Our airport properties led the portfolio for the quarter as a result of improvement in occupancy of 3.9 percentage points and a room rate increase of 6.2%. This growth was driven by our four California airport hotels, as well as strong growth at our Philadelphia, Newark and Chicago airport hotels. Our suburban properties also experienced significant RevPAR growth in the third quarter, driven by strong demand growth of 4.2 percentage points and rate growth of 3.8%.

Our urban hotels had a 4.3% average room rate improvement, which led to RevPAR growth of 5.4%. RevPAR growth in our major east coast markets were hampered by cancellations and closures due to Hurricane Irene, while Washington, D.C. experienced weaker government and government-related demand, Boston had weak group demand and Philadelphia results continued to be affected by the renovations at the Philadelphia Marriott Downtown. Additionally, RevPAR at our New Orleans Marriott fell 10.5%, primarily due to the substantial amount of contract room nights generated by the Gulf of Mexico oil spill in the third quarter of 2010 and a decline in government-related group business.

RevPAR at our resort/conference properties improved 4.2% for the quarter. The region was led by the improvements in RevPAR at the Westin Kierland Resort & Conference Center, which benefitted from the recent ballroom addition. Our Harbor Beach Marriott Resort & Spa and The Ritz-Carlton, Naples also had strong quarters. However, overall, our resort/conference hotels underperformed the portfolio due to a disproportionate amount of renovation work compared to our other property types. Projects include significant renovations at The Ritz-Carlton, Amelia Island, the Hilton Singer Island Oceanfront Resort and the JW Marriott, Desert Springs Resort & Spa.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of September 9, 2011 and September 10, 2010:

Comparable Hotels by Region (a)

	As of September 9, 2011		Quarter ended September 9, 2011			Quarter ended September 10, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	26	14,581	$170.78	82.6%	$141.04	$161.40	78.8%	$127.20	10.9%
Mid-Atlantic	10	8,352	225.52	82.1	185.22	210.06	82.3	172.96	7.1
South Central	9	5,687	132.65	66.0	87.59	129.87	64.7	84.07	4.2
Florida	9	5,677	143.40	66.5	95.33	145.43	64.5	93.76	1.7
DC Metro	12	5,416	174.81	77.9	136.13	171.91	77.7	133.55	1.9
North Central	10	4,358	149.10	79.7	118.80	146.25	76.2	111.43	6.6
New England	7	3,924	168.32	82.5	138.92	170.94	81.9	139.94	(0.7)
Atlanta	7	3,846	151.93	65.7	99.80	149.58	63.1	94.43	5.7
Mountain	7	2,889	129.30	63.8	82.45	124.10	59.2	73.46	12.2
International	7	2,473	166.84	64.6	107.78	151.89	66.6	101.22	6.5

All Regions	104	57,203	169.30	75.8	128.32	163.27	73.9	120.62	6.4

	As of September 9, 2011		Year-to-date ended September 9, 2011			Year-to-date ended September 10, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	26	14,581	$171.39	77.2%	$132.31	$160.70	72.9%	$117.19	12.9%
Mid-Atlantic	10	8,352	224.25	75.9	170.32	208.00	79.9	166.11	2.5
South Central	9	5,687	149.05	69.7	103.93	142.95	68.5	97.97	6.1
Florida	9	5,677	186.02	74.2	137.94	184.48	71.7	132.30	4.3
DC Metro	12	5,416	193.97	75.2	145.95	188.18	76.0	142.97	2.1
North Central	10	4,358	141.52	70.9	100.34	135.93	69.5	94.44	6.2
New England	7	3,924	168.17	71.6	120.39	169.37	70.6	119.51	0.7
Atlanta	7	3,846	155.66	66.1	102.88	153.71	64.4	99.01	3.9
Mountain	7	2,889	158.47	66.2	104.95	148.74	64.6	96.02	9.3
International	7	2,473	169.22	66.3	112.22	154.43	65.2	100.71	11.4

All Regions	104	57,203	176.89	73.1	129.39	169.32	71.9	121.76	6.3

(a)	The reporting period for our comparable operating statistics for the year-to-date periods ended September 9, 2011 and September 10, 2010, is from January 1, 2011 to September 9, 2011 and January 2, 2010 to September 10, 2010, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the third quarter of 2011, our Mountain region was the top performing region led by a 24.4% RevPAR increase for our Phoenix hotels, which reflects an average rate increase of 8.0% and a 7.4 percentage point increase in occupancy, which was due to an increase in group demand, as well as an increase in both group and transient rates.

Our Pacific region was led by our San Francisco hotels with a 17.0% RevPAR growth, as strong group and transient demand contributed to an occupancy increase of 4.0 percentage points and an 11.5% increase in rate, which was driven by both an overall rate increase and the shift in the mix of business to higher-rated segments. Our Hawaiian hotels also had a strong quarter with 6.8% RevPAR growth as occupancy improved 5.0 percentage points driven by wholesale and leisure promotions, as well as increased airline capacity.

Our Mid-Atlantic region rebounded from a weaker first half of the year, as there was less disruption due to renovations; however, results were negatively affected by Hurricane Irene. RevPAR at our New York hotels increased 6.7% for the quarter driven by an increase in average daily rate of 7.9% while occupancy fell 1.0 percentage point. We would have expected the RevPAR increase to exceed 8% in New York without the negative effect of cancellations and evacuations due to Hurricane Irene.

The increase in our North Central region was driven by the performance of our Chicago hotels, with a RevPAR increase of 6.7% that reflected an increase in occupancy of 3.3 percentage points and an increase in average room rate of 2.4%, as higher transient demand offset lower levels of group business.

RevPAR in our South Central region was driven by strong corporate transient demand for our Houston hotels, where RevPAR increased 12.6%. These results were partially offset by the results of our New Orleans Marriott, where RevPAR fell 10.5% due to the substantial amount of contract room nights generated by the Gulf of Mexico oil spill in the third quarter of 2010 and a decline in government-related group business.

The DC Metro region underperformed our portfolio for the quarter as concerns surrounding the budget and debt ceiling led to less government and government-related demand. RevPAR in our Florida region also underperformed our portfolio, with significant renovations at two of the hotels in the region negatively affecting RevPAR growth for the quarter. This was offset by our Miami and Fort Lauderdale hotels, which had a strong quarter with an increase in RevPAR of 20.6% due to an occupancy increase of 12.1 percentage points as group demand was very strong and average daily rate improved 1.7%. Additionally, the renovation of the Miami Marriott Biscayne Bay in the third quarter of 2010 contributed to the strong RevPAR growth at that hotel. The decrease in RevPAR in the New England region was the result of a decline in RevPAR of 1.4% at our Boston hotels, which were negatively affected by weak group demand.

Hotels Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 104 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

Transient revenue increased 7.3% for the quarter and year-to-date. For the quarter, the increase was the result of a 4.2% growth in average rate and a 3.0% increase in room nights. The rate improvement was due to overall improvement across all segments in the category; however, a slight shift in the business mix to lower-rated discount segments partially offset the overall rate improvement. Year-to-date, the improvement in transient revenue reflects a 5.1% increase in average room rate and a 2.1% increase in room nights.

Group revenue increased 4.4% and 5.0% for the quarter and year-to-date, respectively. For the quarter, group room nights were up 1.3% and average rate increased 3.1%. Group room nights were negatively affected by group cancellations due to Hurricane Irene on the east coast and a decline in association volume of 0.9% for the quarter. Year-to-date, group room nights increased 1.6% due to an increase in demand for the corporate group segment, and average room rates increased 3.4%.

Property-level Operating Expenses

	Quarter ended
	September 9, 2011	September 10, 2010	% Increase (Decrease)
	(in millions)
Rooms	$207	$178	16.3%
Food and beverage	236	212	11.3
Other departmental and support expenses	304	276	10.1
Management fees	41	36	13.9
Other property-level expenses	139	124	12.1
Depreciation and amortization	149	134	11.2

Total property-level operating expenses	$1,076	$960	12.1

	Year-to-date ended
	September 9, 2011	September 10, 2010	% Increase (Decrease)
	(in millions)
Rooms	$563	$496	13.5%
Food and beverage	706	639	10.5
Other departmental and support expenses	851	775	9.8
Management fees	126	112	12.5
Other property-level expenses	393	306	28.4
Depreciation and amortization	439	409	7.3

Total property-level operating expenses	$3,078	$2,737	12.5

Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 55% of the operating expenses at our hotels (which excludes depreciation). Wages and benefits for our comparable hotels increased 2.7% and 4.2% for the quarter and year-to-date, respectively. Operating expenses in 2011 also include the operations of our Recent Acquisitions, which increased our total property-level operating expenses by $79 million, or 8.2%, and $174 million, or 6.4%, for the quarter and year-to-date, respectively.

Rooms. The increase in rooms expense is primarily due to the improvements in occupancy, as well as the increase in expenses from our Recent Acquisitions of $20 million, or 11.2%, and $42 million, or 8.4%, for the quarter and year-to-date, respectively.

Food and beverage. The increase in food and beverage costs are primarily due to our Recent Acquisitions, which increased food and beverage expenses by $18 million, or 8.4%, and $39 million, or 6.1%, for the quarter and year-to-date, respectively. Food and beverage costs at our comparable hotels increased 3.6% and 4.9% for the quarter and year-to-date, respectively, which are in-line with the increase in comparable food and beverage revenues.

Other departmental and support expenses. The increase for the quarter was driven by increases in sales and marketing expenses, as higher revenues drove an increase in expenses that are variable with revenue growth, such as loyalty rewards expense and national sales allocations. Our Recent Acquisitions increased other departmental and support expenses by $22 million, or 8.0%, and $49 million, or 6.3%, for the quarter and year-to-date, respectively.

Management fees. Base management fees, which are generally calculated as a percentage of total revenues, increased 13.9% for the quarter and 12.5% year-to-date, consistent with our overall increase in revenue, including the revenue from our Recent Acquisitions. Incentive management fees, which generally are based on the level of operating profit at each property after we have received a priority return on our investment, increased $1 million for the quarter and $5 million year-to-date. Our Recent Acquisitions increased overall management fees by $3 million, or 9.0%, and $7 million, or 6.6%, for the quarter and year-to-date, respectively.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses also were impacted by the recent transactions related to our select-service hotels leased from HPT. See “—Hotel Sales Overview, Other Revenue” for details and breakdown of expenses due to these leased properties. Our Recent Acquisitions increased our other property-level expenses by $7 million, or 5.6%, and $18 million, or 5.9%, for the quarter and year-to-date, respectively.

Other Income and Expense

Corporate Expenses. Corporate expenses decreased $8 million during the third quarter and $11 million year-to-date. This decrease was primarily driven by a reduction in restricted stock expense. The expense for stock-based compensation awards is based on Host Inc.’s stock price, stockholder return relative to other REITs and to other lodging companies and employee performance. The decrease in the third quarter reflects the change in the value of these awards primarily due to the decline in Host Inc.’s stock price during the quarter.

Interest Expense. The $2 million decrease in interest expense for the third quarter reflects a $3 million decrease in the costs associated with our debt extinguishments in the third quarter (which includes prepayment premiums, the acceleration of deferred financing costs and incremental interest), as well as a slight increase in interest expense due to the net effect of our recent debt transactions, including the issuance of the $500 million, 5 7/8% Series W senior notes in May 2011 and $500 million, 6% Series U senior notes that were issued in October, 2010; partially offset by the interest savings from the repayment of our 7 1/8% Series K senior notes and the redemption of the 2004 and 2007 Debentures. For year-to-date, interest expense includes total debt extinguishment charges of $8 million in 2011 compared to $15 million in 2010.

Income Tax Benefit. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The $3 million income tax provision in the third quarter 2011 is due to a decline in the year-to-date income tax benefit as a result of the improved profitability of hotel operations. As most of the hotels are paying the minimum rent under the lease agreements, a significant amount of any improvement in profitability is retained by the TRS and, therefore, decreases its taxable loss.

Equity in Earnings. The decrease in our equity in earnings of $4 million for the third quarter was due to the $5 million non-cash deferred tax liability recorded with respect to the extension of the Euro JV. The tax liability was partially offset by an increase in the operations of our Euro JV. Year-to-date, equity in earnings increased by $2 million.

Interest income. The increase in interest income of $3 million and $12 million for the quarter and year-to-date, respectively, is driven by the mortgage loan we purchased in the first half of 2010 at a discount. We record interest income on the loan based on the implicit interest rate required to accrete the book value of the loan to an amount equal to the expected cash receipts related to both the principal and interest through maturity.

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of the company are primarily derived from the activities of Host L.P. Host L.P. generates the capital required by our business through its operations, the direct or indirect incurrence of indebtedness, the issuance of OP units, or the sale of properties. Host Inc. is a REIT whose only material asset is its ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. However, proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of the liquidity and capital resources of each entity as the discussion below can be applied to both Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility, given the inherent volatility in the lodging industry. As the overall economy, credit markets and lodging industry strengthened during 2010 and the first half of 2011, we shifted the focus of our financing efforts from maintaining liquidity to strategically decreasing our debt-to-equity ratio through (i) acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and (ii) the strategic repayment and refinancing of senior notes and mortgage debt with a further objective of extending our debt maturities and reducing our interest expense. Consistent with this strategy, we have completed approximately $1.1 billion of acquisitions and made capital investments of $335 million in our existing portfolio which were funded through a mixture of available cash, the issuance or assumption of mortgage debt, and proceeds from equity issuances through the end of the third quarter.

Thus far in 2011, we have issued or assumed approximately $166 million in mortgage debt related to our recent acquisitions, and we issued $500 million of 5 7/8% Series W senior notes. Proceeds from the senior note issuance were primarily used to redeem the remaining $250 million of 7 1/8% Series K senior notes, repay $50 million of borrowings under our credit facility and to purchase $105 million face amount of our 2007 Debentures.

Year-to-date we have issued $289 million of equity through our continuous equity offering program, the proceeds of which were primarily used to fund acquisitions. Additionally, we issued $134 million of equity through the exchange of a portion of our 2004 Debentures (an additional $16 million of the 2004 Debentures were redeemed for cash).

As of September 9, 2011, we had approximately $524 million of cash and cash equivalents and $481 million available under our credit facility. Additionally, we extended our credit facility through September 9, 2012. We believe that we have sufficient liquidity and access to the capital markets in order to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities, and fund our capital expenditures program.

Cash Requirements. We use cash primarily for acquisitions, capital expenditures, debt payments and dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host Inc. to make cash distributions are provided by Host L.P.

Capital Resources. We depend primarily on external sources of capital to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE through our current “at-the-market” offering program described previously, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue, in offerings exempt from registration under the securities laws, debentures exchangeable for shares of Host Inc. common stock or senior notes. Because a portion of our debt matures every year, we will continue to use our available cash or new debt issuances to redeem or refinance senior notes and mortgage debt over time, taking advantage of favorable market conditions, when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense.

We may purchase senior notes and exchangeable debentures for cash or other consideration through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the expense of previously deferred financing costs. In light of our priorities in managing our capital structure and liquidity profile, and given prevailing conditions in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur contemporaneously. In February 2011, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). As of September 9, 2011, we had $394 million available for repurchases pursuant to this authority. Separately, the Board of Directors authorized redemptions and repurchases of all or a portion of our 3.25% exchangeable debentures (repurchases of the 3.25% exchangeable debentures will not reduce the $500 million of Board authority noted above).

Sources and Uses of Cash. Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances and debt refinancings. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations during the first three quarters of 2011 increased by $71 million to $399 million compared to the first three quarters of 2010, due primarily to improved operating profit at our hotels.

Cash Used in Investing Activities. Approximately $1.4 billion of cash was used in investing activities during the first three quarters of 2011 compared to $498 million during the first three quarters of 2010. This includes approximately $1.4 billion for acquisitions and our capital expenditures, net of mortgage debt assumed (see “—Investing Activities Outlook”). Our renewal and replacement capital expenditures were approximately $182 million, compared to $99 million year-to-date 2010. We also spent approximately $153 million during the first three quarters of 2011 on ROI projects, compared to $50 million in the first three quarters of 2010.

The following table summarizes the significant investment activities and dispositions that have been completed year-to-date as of October 17, 2011 (in millions):

Transaction date	Description of transaction	Investment price
Acquisitions/ Investments
September	Acquisition of the remaining 51% of Tiburon Golf Ventures	$(11)
June	Investment in Asian joint venture	(8)
June	Investment in Euro JV Fund II (1)	(19)
April	Acquisition of a 75% controlling interest in the Hilton Melbourne South Wharf	(114)
March	Acquisition of the New York Helmsley Hotel	(314)
March	Acquisition of the Manchester Grand Hyatt San Diego (2)	(572)
February	Acquisition of the New Zealand portfolio	(145)

	Total acquisitions/investments	$(1,183)

Dispositions/ Other Proceeds
August	Disposition of South Bend Marriott	$6
August	Insurance proceeds received from the New Zealand earthquake	5
June	Insurance proceeds received from the Chile earthquake	2
June	Proceeds from transfer of Le Méridien Piccadilly (1)	40

	Total dispositions/other proceeds	$53

(1)	Our initial investment in the Euro JV Fund II was funded in conjunction with the transfer of the Le Méridien Piccadilly. We received cash proceeds of $40 million and recorded $19 million for the fair value of the asset transferred.
(2)	Includes payment of $19 million for the FF&E replacement fund retained at the property. Additionally, $6 million of the acquisition was funded through the issuance of common OP units by Host L.P.

On February 22, 2011, Christchurch, New Zealand experienced an earthquake that resulted in substantial damage to two of the hotels we purchased as part of the seven hotel New Zealand portfolio acquisition in the first quarter of 2011; the Hotel Novotel Christchurch Cathedral Square and the Hotel ibis Christchurch. Currently, the hotels remain closed and largely inaccessible, as the New Zealand Ministry of Civil Defense and Emergency Management has restricted access to the area. Repairs are in progress at the ibis hotel, while the Novotel hotel is still under evaluation. However, the historic portion of the Novotel, the Warners building, has been determined to be unstable and demolition has begun. The properties are expected to remain closed until at least the second quarter of 2012 and potentially longer. We believe we have sufficient coverage under the insurance policy of our property manager for both property and business interruption. We estimate that the economic loss will be capped at approximately $3 million based on the maximum deductible under our insurance policy and have accrued the loss in the second quarter. The city also experienced a second significant earthquake on June 13, 2011. While evaluations of the properties are ongoing, we do not believe the effects of this second earthquake were significant and have not accrued any additional losses.

Cash Provided by Financing Activities. Approximately $369 million of cash was provided by financing activities year-to-date. The following table summarizes the significant debt and equity transactions year-to-date as of October 17, 2011 (in millions):

Transaction Date	Description of transaction	Transaction Amount
Debt
August	Repayment of $105 million face amount of the 2007 Debentures	$(106)
June	Repayment of credit facility with proceeds from transfer of the Le Méridien Piccadilly to the European JV Fund II	(40)
June	Extinguishment of the mortgage debt on the Le Méridien Piccadilly through transfer to the Euro JV Fund II (1)	(52)
June	Redemption of a portion of the 2004 Debentures (2)	(16)
June	Exchange of a portion of the 2004 Debentures for common stock (2)	(134)
June	Redemption of $250 million face amount of 7 1/8% Series K senior notes	(253)
May	Proceeds from the issuance of 5 7/8% $500 million Series W senior notes	489
May	Repayment of credit facility with proceeds from the Series W senior notes issuance	(50)
April	Assumption of mortgage debt on the Hilton Melbourne South Wharf	86
April	Draw on credit facility to acquire Hilton Melbourne South Wharf	50
March	Draw on credit facility for the repayment of the mortgage debt secured by our four Canadian properties	103
March	Repayment of the mortgage debt secured by our four Canadian properties	(132)
February	Issuance of mortgage debt on our portfolio of hotels in New Zealand	80

		$25

Equity of Host Inc.
June	Issuance of approximately 8.8 million common shares through the exchange of a portion of the 2004 Debentures (2)	$134
January-September	Issuance of approximately 16.7 million common shares under our continuous equity offering program (3)	289

		$423

(1)	In addition to the mortgage debt transferred, we transferred the capital lease liability related to the leasehold interest in the Le Méridien Piccadilly of £38 million ($61 million).
(2)	For a detailed discussion, see “—Debt-Exchangeable Senior Debentures.” In connection with the exchange, Host L.P. issued to Host Inc. approximately 8.6 million common OP units.
(3)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 16.4 million common OP units.

Debt

As of September 9, 2011, our total debt is $5.5 billion and 107 of our hotels are unencumbered by mortgage debt. Our debt has an overall average interest rate of 6.4% and an average maturity of 4.3 years. Currently, 90% of our debt has a fixed rate of interest.

Exchangeable Senior Debentures. As of September 9, 2011, we have three issuances of exchangeable senior debentures outstanding: $400 million, 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”), $421 million, 2 5/8% debentures that were issued on March 23, 2007 (the “2007 Debentures”) and $175 million, 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”, collectively, the “Debentures”). The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of our common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of the common shares of Host Inc. Upon exchange, the 2004 Debentures would be exchanged for Host Inc. common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the 2007 Debentures) and Host Inc. common stock (for the remainder of the exchange value) and the 2009 Debentures would be exchanged for Host Inc. common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders.

In August 2011, we repurchased approximately $105 million face amount of 2007 Debentures, with a carrying value of $102 million, for $106 million and recorded a loss of approximately $4 million on the transaction. We have approximately $421 million face amount of the 2007 Debentures outstanding. In May 2011, we gave notice of our intent to redeem $150 million of our 2004 Debentures. During June 2011, holders of approximately $134 million of the 2004 Debentures elected to exchange their debentures for shares of Host Inc. common stock totaling approximately 8.8 million shares, rather than receive the cash redemption proceeds, while the remaining $16 million of debentures were redeemed for cash.

The following chart details our outstanding Debentures as of September 9, 2011:

	Maturity date	Next put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares	)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	71.0101	$14.08	28.4 million
2007 Debentures	4/15/2027	4/15/2012	4/20/2012	421	32.0239	31.23	13.5 million
2004 Debentures	4/15/2024	4/15/2014	4/19/2009	175	65.5744	15.25	11.5 million

Total				$996

We separately account for the liability and equity components of our Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the Debentures, which is the expected life of the debt. However, there is no effect of this accounting on our cash interest payments. The following chart details the initial allocations between the debt and equity components of the Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at September 9, 2011 (in millions):

	Initial face amount	Initial debt value	Initial equity value	Face amount outstanding at 9/9/11	Debt carrying value at 9/9/11	Unamortized discount at 9/9/11
2009 Debentures	$400	$316	$82	$400	$337	$63
2007 Debentures	600	502	89	421	413	8
2004 Debentures	500	413	76	175	175	—

Total	$1,500	$1,231	$247	$996	$925	$71

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Contractual interest expense (cash)	$7	$8	$22	$24
Non-cash interest expense due to discount amortization	7	7	22	23

Total interest expense	$14	$15	$44	$47

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

In September 2011, we met the required conditions and extended the credit facility maturity date to September 2012. We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of September 9, 2011:

	Actual Ratio	Covenant Requirement
			2011	2012
Leverage ratio	5.1x	Maximum ratio of:	7.25x	7.25x
Fixed charge coverage ratio	2.2x	Minimum ratio of:	1.15x	1.15x
Unsecured interest coverage ratio (a)	3.3x	Minimum ratio of:	1.75x	1.75x

(a)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

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

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of September 9, 2011:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	358%	Minimum ratio of 125%
Total indebtedness to total assets	30%	Maximum ratio of 65%
Secured indebtedness to total assets	5%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	3.1x	Minimum ratio of 2.0x

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of September 9, 2011, Host Inc. is the owner of approximately 98.5% of the Host L.P. common OP units. The remaining 1.5% of the Host L.P. common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

Host Inc.’s policy on common dividends is generally to distribute, over time, 100% of its taxable income. The amount of any future dividends will be determined by the Board of Directors of Host Inc.

On September 19, 2011, the Board of Directors of Host Inc. declared a dividend of $0.04 per share on our common stock, an increase of $0.01 per share from the previous quarter. The dividend is payable on October 17, 2011 to stockholders of record as of September 30, 2011. Accordingly, Host L.P. will make a distribution of $0.04085976 per unit on its common OP units.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K.

Comparable Hotel Operating Statistics

We present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses and adjusted operating profit) for the periods included in this report on a comparable hotel basis. We define our comparable hotels as properties (i) that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations for the entirety of the reporting periods being compared, and (ii) that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects during the reporting periods being compared. Of the 121 hotels that we owned on September 9, 2011, 104 have been classified as comparable hotels. The operating results of the following hotels that we owned or leased as of September 9, 2011 are excluded from comparable hotel results for these periods:

•	Hilton Melbourne South Wharf (acquired April 2011);
•	New York Helmsley Hotel (acquired in March 2011);
•	Manchester Grand Hyatt San Diego (acquired in March 2011);
•	The New Zealand portfolio (acquired in February 2011);
•	JW Marriott, Rio de Janeiro (acquired in September 2010);
•	W New York, Union Square (acquired in September 2010);
•	Westin Chicago River North (acquired in August 2010);
•	Atlanta Marriott Perimeter Center (business interruption due to significant renovations);
•	Chicago Marriott O’Hare (business interruption due to significant renovations);
•	Sheraton Indianapolis Hotel and Suites (business interruption due to significant renovations); and
•	San Diego Marriott Marquis & Marina (business interruption due to significant renovations).

The operating results of the Le Méridien Piccadilly, which was transferred to the Euro JV Fund II, one hotel we disposed of during the third quarter of 2011, and two hotels we disposed of during 2010, as well as the 53 Courtyard by Marriott properties leased from HPT, are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

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

Adjusted EBITDA

Historically, management has adjusted EBITDA when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance and is a relevant measure in calculating certain credit ratios. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

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

•

Equity Investment Adjustments – We exclude the equity in earnings (losses) of unconsolidated investments in partnerships and joint ventures as presented in our consolidated statement of operations because it includes our pro rata portion of depreciation, amortization and interest expense. We include our pro rata share of the Adjusted EBITDA of our equity investments as we believe this more accurately reflects the performance of our investment. The pro rata Adjusted EBITDA of equity investments is defined as the EBITDA of our equity investments, adjusted for any gains or losses on property transactions, multiplied by our percentage ownership in the partnership or joint venture.

•

Consolidated Partnership Adjustments – We deduct the non-controlling partners’ pro rata share of the Adjusted EBITDA of our consolidated partnerships as this reflects the non-controlling owners’ interest in the EBITDA of our consolidated partnerships. The pro rata Adjusted EBITDA of non-controlling partners is defined as the EBITDA of our consolidated partnerships, adjusted for any gains or losses on property transactions, multiplied by the non-controlling partners’ positions in the partnership or joint venture.

•

Cumulative Effect of a Change in Accounting Principle – Infrequently, the Financial Accounting Standards Board (“FASB”) promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

•

Impairment Losses – We exclude the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, we believe that impairment charges are similar to gains (losses) on dispositions and depreciation expense, both of which also are excluded from EBITDA.

•

Acquisition Costs – Effective January 1, 2009, the accounting treatment under GAAP for costs associated with completed property acquisitions changed and these costs now are expensed in the year incurred as opposed to capitalized as part of the acquisition. Beginning in 2011, we have excluded the effect of these costs because we believe that including them is not reflective of the ongoing performance of our properties. This exclusion is consistent with the EBITDA calculation under the prior GAAP accounting treatment, which expensed these costs over time as part of depreciation expense, which is excluded from EBITDA.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Net loss	$(35)	$(61)	$(32)	$(126)
Interest expense	87	89	259	268
Depreciation and amortization	149	134	439	409
Income taxes	3	(5)	(9)	(21)

EBITDA	204	157	657	530
Acquisition costs	—	3	4	4
Losses on dispositions	—	—	—	1
Non-cash impairment charges	—	—	3	—
Amortization of deferred gains	(3)	—	(6)	—
Equity investment adjustments:
Equity in losses of affiliates	5	1	3	5
Pro rata EBITDA of equity investments	8	6	19	13
Consolidated partnership adjustments:
Pro rata EBITDA attributable to non-controlling partners in other consolidated partnerships	(2)	(1)	(11)	(10)

Adjusted EBITDA	$212	$166	$669	$543

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

Host Inc. Reconciliation of Net Loss Available to

Common Stockholders to Funds From Operations per Diluted Share

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010

Net loss	$(35)	$(61)	$(32)	$(126)
Less: Net loss attributable to non-controlling interests	2	3	—	2
Dividends on preferred stock	—	—	—	(4)
Issuance costs of redeemed preferred stock	—	—	—	(4)

Net loss available to common stockholders	(33)	(58)	(32)	(132)
Adjustments:
Losses on dispositions, net of taxes	—	—	—	1
Amortization of deferred gains and other property transactions, net of taxes	(3)	—	(6)	—
Depreciation and amortization	149	133	439	409
Partnership adjustments	1	1	4	2
FFO of non-controlling interests of Host L.P.	(2)	(1)	(6)	(5)

Funds From Operations	112	75	399	275
Adjustments for dilutive securities:
Assuming conversion of 2004 Debentures	1	2	4	—
Assuming deduction of interest – redeemed/exchanged 2004 Debentures	—	—	2	—

Diluted FFO (a)(b)	$113	$77	$405	$275

Diluted weighted average shares outstanding-EPS	702.1	654.5	688.4	651.7
Assuming issuance of common shares granted under the Comprehensive Stock Plan	1.5	2.1	1.6	2.0
Assuming conversion of 2004 Debentures	11.5	21.2	11.5	—
Weighted average outstanding shares – redeemed/exchanged 2004 Debentures	—	—	6.8	—

Diluted weighted average shares outstanding-FFO (a)(b)	715.1	677.8	708.3	653.7

FFO per diluted share (a)(b)	$.16	$.11	$.57	$.42

(a)	Earnings/loss per diluted share and FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interest to common OP units. No effect is shown for securities if they are anti-dilutive.
(b)	FFO per diluted share and earnings per diluted share were significantly affected by certain transactions, the effects of which are shown in the table below (in millions, except per share amounts):

	Quarter ended September 9, 2011		Quarter ended September 10, 2010

	Net Loss	FFO	Net Loss	FFO
Loss on debt extinguishments (1)	$(5)	$(5)	$(7)	$(7)
Acquisition costs (2)	—	—	(3)	(3)

Total	$(5)	$(5)	$(10)	$(10)

Diluted shares	702.1	715.7	654.5	677.8
Per diluted share	$(.01)	$—	$(.02)	$(.02)

	Year-to-date ended September 9, 2011		Year-to-date ended September 10, 2010

	Net Loss	FFO	Net Loss	FFO
Loss on hotel dispositions, net of taxes	$—	$—	$(1)	$—
Non-cash impairment charges	(3)	(3)	—	—
Loss on debt extinguishments (1)	(10)	(10)	(15)	(15)
Acquisition costs (2)	(4)	(4)	(4)	(4)
Preferred stock redemption (3)	—	—	(4)	(4)
Dilutive effect of 2009 Debentures	—	(17)	—	—
Potential loss on litigation (4)	—	—	(4)	(4)
Loss attributable to non-controlling interests (5)	—	—	1	1

Total	$(17)	$(34)	$(27)	$(26)

Diluted shares	688.4	736.7	651.7	653.7
Per diluted share	$(.03)	$(.03)	$(.04)	$(.04)

(1)	Represents costs associated with the redemption of both the Series K senior notes and 2007 Debentures in 2011 and the Series M senior notes in 2010.
(2)	Represents costs incurred related to successful acquisition.
(3)	Represents the original issuance costs of Class E preferred stock, which was redeemed on June 18, 2010.
(4)	Includes the accrual of a potential litigation loss in the first quarter of 2010.
(5)	Represents the portion of the significant items attributable to non-controlling partners of Host L.P.

Comparable Hotel Operating Results

We present certain operating results of our hotels, such as hotel revenues, expenses and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors. We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. For further information on the calculation of comparable hotel results, why we believe they are useful and the limitations on their use, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2010. The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results (a)

(in millions, except hotel statistics)

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Number of hotels	104	104	104	104
Number of rooms	57,203	57,203	57,203	57,203
Percent change in Comparable Hotel RevPAR	6.4%	—	6.3%	—
Operating profit margin under GAAP (b)	4.7%	2.3%	6.1%	4.5%
Comparable hotel adjusted operating profit margin (b)	18.6%	17.5%	21.7%	20.9%
Comparable hotel sales
Room	$640	$601	$1,838	$1,730
Food and beverage	257	247	878	838
Other	61	61	184	187

Comparable hotel sales (c)	958	909	2,900	2,755

Comparable hotel expenses
Room	181	172	508	481
Food and beverage	215	207	660	629
Other	37	37	107	106
Management fees, ground rent and other costs	347	334	995	962

Comparable hotel expenses (d)	780	750	2,270	2,178

Comparable hotel adjusted operating profit	178	159	630	577
Non-comparable hotel results, net (e)	37	18	77	31
Income (loss) from hotels leased from HPT and office buildings	—	—	(6)	1
Depreciation and amortization	(149)	(134)	(439)	(409)
Corporate and other expenses	(12)	(20)	(58)	(69)

Operating profit	$54	$23	$204	$131

(a)	The reporting period for our comparable operating statistics for the third quarter of 2011 is from June 18, 2011 to September 9, 2011 and for the third quarter of 2010 is from June 19, 2010 to September 10, 2010. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(b)	Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented in the consolidated statement of operations. Comparable margins are calculated using amounts presented in the above table.

(c)	The reconciliation of total revenues from the condensed consolidated statements of operations to the comparable hotel sales is as follows (in millions):

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Revenues per the consolidated statements of operations	$1,142	$1,003	$3,340	$2,937
Non-comparable hotel sales	(141)	(47)	(323)	(116)
Hotel sales for the property for which we record rental income, net	11	10	36	36
Revenues for hotels leased from HPT and office buildings	(54)	(57)	(153)	(97)
Adjustment for hotel sales for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	—	(5)

Comparable hotel sales	$958	$909	$2,900	$2,755

(d)	The reconciliation of operating costs from the condensed consolidated statements of operations to the comparable hotel expenses is as follows (in millions):

	Quarter ended		Year-to-date ended
	September 9, 2011	September 10, 2010	September 9, 2011	September 10, 2010
Operating costs and expenses per the consolidated statements of operations	$1,088	$980	$3,136	$2,806
Non-comparable hotel expenses	(104)	(29)	(247)	(85)
Hotel expense for the property for which we record rental income	11	10	37	36
Expense for hotels leased from HPT and office buildings	(54)	(57)	(159)	(96)
Adjustment for hotel expenses for comparable hotels to reflect Marriott’s fiscal year for Marriott-managed hotels	—	—	—	(5)
Depreciation and amortization	(149)	(134)	(439)	(409)
Corporate and other expenses	(12)	(20)	(58)	(69)

Comparable hotel expenses	$780	$750	$2,270	$2,178

(e)	Non-comparable hotel results, net includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our condensed consolidated statements of operations as continuing operations, and (ii) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the condensed consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of both September 9, 2011 and December 31, 2010, 90% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentage above reflects the effect of any derivatives into which we have entered to manage interest rate risk. See Item 7A of our most recent Annual Report on Form 10–K and Note 12 – “Fair Value Measurements.”

Exchange Rate Sensitivity

As we have non-U.S. operations (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile, New Zealand and an investment in our Euro JV), currency exchange risks arise as a normal part of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. During 2010 and 2008, we entered into four foreign currency forward purchase contracts. On July 15, 2011, we entered into two forward purchase contracts totaling €50 million ($69 million) in order to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase dates of October 22, 2012 and August 18, 2015. As part of the contract, we also entered into a forward purchase contract to net-settle the existing February 2008 €30 million foreign currency purchase contract and received cash of $0.4 million on the settlement date of August 18, 2011. Following these transactions, we have hedged €100 million ($140 million) of our net investment in the Euro JV. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. See Item 7A of our most recent Annual Report on Form 10-K and Note 12 – “Fair Value Measurements.”

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

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Concerns regarding downgrade of the U.S. credit rating and the sovereign debt crisis in Europe could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, have been experienced already. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

In addition, global markets and economic conditions have been negatively impacted by the ability of certain European Union (“EU”) member states to service their sovereign debt obligations. The continued uncertainty over the outcome of the EU governments’ financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of EU members. These factors could have an adverse effect on our business, financial condition and liquidity. We have properties in some EU member states, held through our European joint venture, that have experienced difficulties servicing their sovereign debt, including Italy and Spain, and the results of operations at those hotels also could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
June 18, 2011-
July 17, 2011	438	*	$—		—	$—
July 18, 2011-
August 17, 2011	—		$—		—	—
August 18, 2011-
September 9, 2011	17,488	**	$10.62	**	—	—

Total	17,926		$—		—	$—

*	Reflects shares of restricted stock forfeited for failure to meet vesting criteria.
**	Reflects 17,488 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the $10.62 purchase price is the price of Host Inc. common stock on the date of release).

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased	Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)

June 18, 2011- July 17, 2011	10,163*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	$—

July 18, 2011- August 17, 2011	7,907**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

August 18, 2011- September 9, 2011	22,037***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

Total	40,107		—	$—

*	Reflects (1) 9,735 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 428 common OP units cancelled upon cancellation of 438 shares of Host Inc.’s common stock by Host Inc.
**	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.
***	Reflects (1) 4,917 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 17,120 common OP units cancelled upon cancellation of 17,488 shares of Host Inc.’s common stock by Host Inc.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the quarter and year-to-date periods ended September 9, 2011 and September 10, 2010, respectively, for Host Hotels & Resorts Inc.; (ii) the Condensed Consolidated Balance Sheets at September 9, 2011, and December 31, 2010, respectively, for Host Hotels & Resorts Inc.; (iii) the Condensed Consolidated Statement of Cash Flows for the year-to-date period ended September 9, 2011 and September 10, 2010, respectively, for Host Hotels & Resorts Inc.; (iv) the Condensed Consolidated Statements of Operations for the quarter and year-to-date periods ended September 9, 2011 and September 10, 2010, respectively, for Host Hotels & Resorts L.P.; (v) the Condensed Consolidated Balance Sheets at September 9, 2011, and December 31, 2010, respectively, for Host Hotels & Resorts L.P.; and (vi) the Condensed Consolidated Statement of Cash Flows for the year-to-date period ended September 9, 2011 and September 10, 2010, respectively, for Host Hotels & Resorts L.P. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

HOST HOTELS & RESORTS, INC.

October 17, 2011	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC.

October 17, 2011	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)