Form 10-K
period 2011-12-31
HOST HOTELS & RESORTS L.P.; HOST HOTELS & RESORTS, INC.
filed 2012-02-22
CIK 1061937, 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 52-2095412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (707,561,384 shares outstanding as of February 16, 2012)	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest (703,107,908 units outstanding as of February 16, 2012)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

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

Host Hotels & Resorts, Inc.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☐

Host Hotels & Resorts, L.P.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 17, 2011 was $10,807,209,930.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 10, 2012 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2011 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P.

Host Inc. operates as a self-managed and self-administered real estate investment trust, or REIT. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.5% of the partnership interests (“OP units”). The remaining approximate 1.5% partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

We believe combining the annual reports on Form 10-K of Host Inc. and Host L.P. into this single report results in the following benefits:

•	enhances investors’ understanding of Host Inc. and Host L.P. by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined presentation, since a substantial portion of our disclosure applies to both Host Inc. and Host L.P.; and

•	creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.

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

There are a few differences between Host Inc. and Host L.P., which are reflected in the disclosure in this report. We believe it is important to understand the differences between Host Inc. and Host L.P. in the context of how Host Inc. and Host L.P. operate as an interrelated consolidated company. Host Inc. is a REIT and its only material asset is its ownership of partnership interests of Host L.P. As a result, Host Inc. does not conduct business itself, other than acting as the sole general partner of Host L.P., and issuing public equity from time to time, the proceeds from which are contributed to Host L.P. in exchange for OP units. Host Inc. itself does not issue any indebtedness and does not guarantee the debt or obligations of Host L.P. Host L.P. holds substantially all of our assets and holds the ownership interests in our joint ventures. Host L.P. conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Host Inc., Host L.P. generates the capital required by our business through Host L.P.’s operations, by Host L.P.’s direct or indirect incurrence of indebtedness, or through the issuance of OP units.

The substantive difference between the filings of Host Inc. and Host L.P. is the fact that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the financial statements, this difference is primarily reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital) and in the consolidated statements of operations and comprehensive income (loss) with respect to the manner in which income is allocated to non-controlling interests. Income allocable to the holders of 1.5% of the OP units is reflected as income allocable to non-

i

controlling interests at Host Inc. and within net income at Host LP. Also, earnings per share generally will be slightly less than the earnings per OP unit as, subsequent to the 2009 common stock election dividend, each Host Inc. common share is the equivalent of .97895 OP units (instead of 1 OP unit). This stock dividend caused an approximate 2% difference in earnings per share when compared to earnings per OP unit beginning in 2010. Apart from these differences, the financial statements of Host Inc. and Host L.P. are nearly identical.

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

•

Part II Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations is combined, except for a separate discussion of material differences, if any, in the liquidity and capital resources between Host Inc. and Host L.P.;

•	Part II Item 7A - Quantitative and Qualitative Disclosures about Market Risk is combined, except for separate discussions of material differences, if any, between Host Inc. and Host L.P.; and

•

Part II Item 8 - Consolidated Financial Statements and Supplementary Data. While the financial statements themselves are presented separately, the notes to the financial statements are generally combined, except for separate discussions of differences between equity of Host Inc. and capital of Host L.P.

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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2011 Form 10-K and in Host Inc.’s 2011 Annual Report to stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditure plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make or related subjects in our reports on Form 10-Q and Form 8-K that we file with the Securities and Exchange Commission (“SEC”). Also note that, in our risk factors, we provide a cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our business. These are factors that, individually or in the aggregate, we believe could cause our actual results to differ materially from past results and those results anticipated, estimated or projected. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such risk factors. Consequently, you should not consider the discussion of risk factors to be a complete discussion of all of the potential risks or uncertainties that could affect our business.

Item 1.	Business

Consolidated Portfolio

As of February 22, 2012, we have 121 hotels in our portfolio, primarily consisting of luxury and upper upscale hotels containing 64,947 rooms as detailed below:

	Hotels	Rooms
United States (1)	105	60,658
Australia	1	364
Brazil	1	245
Canada	4	1,643
Chile	2	518
Mexico	1	312
New Zealand	7	1,207

Total	121	64,947

(1)	Includes properties in 25 states and Washington, D.C.

European Joint Venture

We own an interest in a joint venture in Europe (the “Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Fund I (11 hotels, 3,512 rooms) and a 33.4% interest in Fund II (two hotels, 676 rooms). The hotels are located in the following countries:

	Hotels	Rooms
Italy	3	1,053
Spain	2	950
United Kingdom	2	630
Belgium	3	539
France	1	396
Poland	1	350
The Netherlands	1	270

Total	13	4,188

We are the general partner of the Euro JV. We act as the asset manager for these hotels and for a hotel not owned by us or the Euro JV, a 440 room property in Paris, France, in exchange for a fee.

Asian Joint Venture

We own a 25% interest in an Asian joint venture (the “Asian JV”) that has made a non-controlling investment in a joint venture in India to develop seven hotels, totaling approximately 1,750 rooms, in three major cities in India, Bengaluru, Chennai and Delhi. The hotels will be managed by Accor under the Pullman, ibis and Novotel brands. The first two hotels are expected to fully open by March of 2012.

Other Real Estate Investments

Our other real estate investments represent less than 1% of our overall assets and approximately 5% of our overall revenues. We lease 53 Courtyard by Marriott select-service hotels from Hospitality Properties Trust (“HPT”) that are located in 24 states in the United States. We have given notice that we intend to terminate these leases on December 31, 2012. Additionally, we own €64 million ($87 million) face amount of the two most junior tranches of a mortgage note receivable secured by six hotels in Europe. The loan matures in October of 2012.

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

Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy, in addition to local market factors that stimulate travel to specific destinations. In particular, economic indicators such as GDP growth, business investment and employment growth are some of the primary drivers of lodging demand. Between 2003 and 2007, broad growth in the economy led to increases in demand. However, the global recession that began in the second half of 2008 and lasted throughout much of 2009 resulted in a considerable decline in both consumer and business spending and a severe decline in demand within the lodging industry. During 2010, economic indicators began to improve due to strengthening GDP and business investment, although these improvements have been tempered by continued high-unemployment. While lodging demand has not recovered fully from the steep declines experienced in 2008 and 2009, the recovery that began in 2010 has continued into 2011, led by transient demand from business and leisure travelers. We expect demand and RevPAR to grow in 2012, though the rate of growth may be affected by uncertainty in the direction of the global economy, particularly with regard to the ongoing sovereign debt crisis in Europe.

Lodging supply growth is generally driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by a number of additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth, but increases the volatility of the cyclical behavior of the lodging industry. As illustrated in the charts below, at different points in the cycle, demand and supply may increase or decrease in a dissimilar manner such that demand may increase when there is no new supply or supply may grow when demand is declining. Beginning in the second half of 2008, the stress in the credit markets made financing for new hotel construction extremely difficult to obtain. This, coupled with the decline in lodging demand during 2008 and 2009 due to the global economic recession, caused a significant reduction in new hotel construction starts. As a result, supply growth was relatively low in 2010 and 2011, and we expect growth through 2013 to be well below the historical growth rate of 2.0% (based on data from Smith Travel Research over the past 25 years). In addition, we anticipate that demand growth will exceed supply growth during this period, resulting in occupancy gains, which is consistent with analysis prepared by PKF Hospitality Research.

Revenue per available room (“RevPAR”) is an operational measure commonly used in the hotel industry to evaluate hotel performance. RevPAR represents the product of the average daily room rate charged and the average daily occupancy achieved, but excludes other revenue generated by a hotel property, such as food and beverage, parking and other revenues. Average daily room rate (“ADR”) reflects the average rate charged by hotels. Average rates can be influenced by, among other things, demand, previously negotiated contracts, the overall mix of business and new supply in a given market.

The charts below detail the historical supply, demand and RevPAR growth for the U.S. lodging industry and for the upper upscale segment for 2007 to 2011 and forecast data for 2012. Historical industry trends have indicated that hotels in the upper upscale segment have generally outperformed the lodging industry in terms of RevPAR growth over time, although, in 2011, the upper-upscale segment slightly underperformed the lodging industry. Our portfolio primarily consists of upper upscale hotels and, accordingly, its performance is best understood in comparison to the upper upscale segment rather than the entire industry.

U.S. Lodging Industry Supply, Demand and RevPAR Growth

U.S. Upper Upscale Supply, Demand and RevPAR Growth

Business Strategy

Our primary long-term business objective is to provide superior total returns to our equity holders through a combination of appreciation in asset values, growth in earnings and dividend distributions. To achieve this objective, we seek to:

•

acquire properties in urban and resort/conference destinations that are operated by leading management companies. These investments primarily will be located in gateway cities with significant appeal to multiple customer segments. While we will continue to focus on luxury and upper upscale hotel properties in our target markets, we intend to expand our investments to include the acquisition or development of midscale and upscale properties, particularly in urban or foreign markets;

•	strategically invest in major redevelopment and return on investment (“ROI”) projects in order to maximize the inherent value in our portfolio;

•	drive operating results at our properties through aggressive asset management;

•

maintain a strong balance sheet with a low leverage level and balanced debt maturities in order to minimize the cost of capital and to maximize our financial flexibility in order to take advantage of opportunities throughout the lodging business cycle;

•	expand our global portfolio holdings and revenue sources through joint ventures or direct acquisitions that diversify our investments; and

•

recycle capital through the disposition of non-core assets, including hotels that are at competitive risk or that are located in suburban or slower-growth markets, or to opportunistically dispose of core properties to take advantage of market conditions.

Acquisitions. Our acquisition strategy focuses on acquiring hotels in both foreign and domestic markets at attractive yields that exceed our cost of capital. Domestically, our core acquisition strategy will continue to focus on upper upscale and luxury hotel properties located in the central business districts of key gateway cities and prominent resort locations with high barriers to entry as, historically, these properties have demonstrated higher RevPAR growth. In addition, we are discussing select-service hotel development opportunities with strategic development partners in order to leverage our growth strategy. In the European markets, our acquisition targets will continue to be concentrated in the upper upscale and luxury segments. In the fast-growing emerging markets, primarily Asia-Pacific and South America (particularly Brazil), in addition to acquiring upper upscale properties, we also will pursue the acquisition or development of midscale and upscale hotels, as we believe the limited supply of quality lodging products in these markets creates an opportunity for solid returns on this type of investment.

Redevelopment and Return on Investment Projects. We pursue opportunities to enhance asset value by completing select capital improvements outside the scope of recurring renewal and replacement capital expenditures. In a typical year, these investments may represent 40% to 50% or more of our capital expenditures. These projects are designed to take advantage of changing market conditions and the favorable location of our properties to enhance customer satisfaction and increase profitability. We evaluate our capital expenditure projects based on their economic, environmental and social impact. In collaboration with our hotel managers, we continually evaluate new products and systems designed to yield predictable and targeted results, while improving overall energy efficiency. Examples of these technologies include: co-generation plants, laundry waste water recycling systems, elevator modernizations, building automation systems and controls, EPA ENERGY STAR® qualified appliances and electronics, EPA WaterSense® labeled plumbing fixtures, energy efficient lighting, sustainable construction practices and using materials made from recycled content.

Redevelopment projects. These projects are designed to optimally position our hotels within their respective markets and within their competitive set. Redevelopment projects include, for example, extensive renovations of guest rooms, including bathrooms, lobbies, food and beverage outlets, expanding ballroom and meeting rooms, and major mechanical system upgrades.

Targeted Return on Investment Projects. These projects often are smaller and focused on specific areas, such as converting unprofitable or underutilized space into meeting space or adding guestrooms. We also target projects that improve energy efficiency through the implementation and adoption of proven sustainable technologies and operational practices.

Value enhancement projects. We seek opportunities to enhance the value of our portfolio by identifying and executing strategies that maximize the highest and best use of all aspects of our hotels. These projects include the development of timeshare or condominium units on excess land, or the acquisition of air rights or development entitlements that add value to our portfolio or enhance its value in the event that we sell the hotel.

Acquisition Projects. Generally, in connection with an acquisition, we prepare a capital improvement plan that we believe will enhance profitability. These near-term projects may include required renewal and replacement projects or significant redevelopment and even re-branding of the property and represent a key component of our decision to invest in a hotel.

Asset Management. As Host Inc. is the nation’s largest lodging REIT with a diverse portfolio of luxury and upper upscale properties, we are in a unique position to work with the managers of our hotels in order to maximize revenues, while minimizing operating costs. The size and composition of our portfolio and our affiliation with most of the leading operators and brands in the industry allow us to benchmark similar hotels and identify best practices and identify efficiencies that can be implemented at our properties. Areas of focus include enhancing revenue management for rooms, food and beverage and other services, reducing operating costs and identifying operating efficiencies, all of which improve the long-term profitability of the hotel.

Another key component of our asset management strategy focuses on maintaining the high standards of product quality of our properties. We work closely with our managers to ensure that renewal and replacement expenditures are spent efficiently in order to maximize the profitability of the hotel. Typically, room refurbishments occur at intervals of approximately seven years, but the timing may vary based on the type of property and equipment being replaced. These refurbishments generally are divided into the following types: soft goods, case goods and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates in order to maintain brand quality standards. Case goods include items such as dressers, desks, couches, restaurant and meeting room chairs and tables and generally are not replaced as frequently. Infrastructure includes the physical plant of the hotel, including the roof, elevators, façade and fire systems, which regularly are maintained and then replaced at the end of their useful lives.

Capital structure and liquidity profile. As a REIT, Host Inc. is required to distribute 90% of its taxable income (other than net capital gain) to its stockholders, and, as a result, generally must rely on external sources of capital to finance growth. We use a variety of debt and equity instruments in order to fund our external growth, including senior notes and mortgage debt, exchangeable debentures, common and preferred stock offerings, issuances of Host L.P. partnership units and joint ventures/limited partnerships to best take advantage of the prevailing market conditions. While we may issue debt at any time in order to take advantage of favorable market conditions, management believes it is prudent, over time, to continue to lower our leverage level. We believe lower overall leverage will reduce our cost of capital and earnings volatility, and provides us with the necessary flexibility to take advantage of opportunities throughout the lodging cycle, which we consider a key competitive advantage. Currently, we will look to fund the majority of our investments with proceeds from equity offerings and cash from dispositions.

We also seek to structure our debt profile to allow us to access different forms of financing, primarily senior notes and exchangeable debentures, as well as mortgage debt. Generally, this means we will look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities and maintain a balanced maturity schedule.

Joint Ventures. We expect to continue to utilize joint ventures to finance external growth. We believe joint ventures provide a significant means to access external capital and spread the inherent risk of hotel ownership. Our primary focus for joint ventures is in foreign markets, such as in Europe and Asia, which will help to diversify exposure to market risk. We also may explore joint venture opportunities in North America and Latin America.

Dispositions. Our disposition strategy focuses on properties where we believe the potential for growth is constrained or on properties with significant capital expenditure requirements where we do not believe we would generate a significant return on the investment. Primarily, these properties are located in secondary and tertiary markets, as opposed to our target markets of urban and resort locations. However, we also may dispose of assets in our primary markets through direct sales or through the creation of joint ventures, as described above, when we have the opportunity to capitalize on value enhancement strategies and apply the proceeds to other business objectives. Proceeds from dispositions are deployed to repay debt, fund acquisitions and/or ROI/redevelopment projects.

Corporate Responsibility

Host’s sustainability strategy integrates fiscal responsibility with environmental and social responsibility on both the corporate and portfolio levels. Our environmental goals are to reduce overall carbon emissions, energy consumption, water use and waste in our hotels. We pursue these goals through capital investments, sustainable design and renovations and by encouraging our hotel managers to implement and embrace sustainable operational practices.

Partnering closely with our hotel managers to attain each brand’s specific energy reduction targets, we seek to maximize the efficiency of existing systems and equipment through energy audits and retro-commissioning (RCx) studies. Through these processes, we identify proven energy conservation technologies and products that we seek to replicate, where applicable, across our portfolio through our capital projects. Our internal development, design and engineering teams strive to select sustainable construction materials that require less maintenance and last longer, recycle carpets and wall coverings, and frequently use products with recycled content. We may also specify and purchase EPA ENERGY STAR® qualified appliances, electronics and reflective roofing systems and ship materials using EPA’s Smart Way trucking companies.

Operating Structure

Host Inc. operates through an umbrella partnership REIT structure in which substantially all of its properties and assets are held by Host L.P., of which Host Inc. is the sole general partner and holds approximately 98.5% of the OP units. As a result of the stock dividend in December 2009, which affected the conversion ratio of OP units to

Host Inc. common stock, each OP unit owned by holders other than Host Inc. is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by a factor of 1.021494 (as opposed to a conversion factor of 1 share/unit that existed prior to the stock dividend). Host Inc. has the right to acquire any OP unit offered for redemption directly from the holder in exchange for 1.021494 shares of Host Inc. common stock, instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. As of December 31, 2011, non-controlling partners held 10.5 million OP units, which were convertible into 10.7 million Host Inc. common shares. Assuming that all non-controlling interests were converted into common shares, there would have been 715.8 million common shares of Host Inc. outstanding at December 31, 2011. When distinguishing between Host Inc. and Host L.P., the primary difference is the approximately 1.5% of OP units not held by Host Inc. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Distribution/Dividend Policy”.

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

Our Hotel Properties

Overview. We have 121 hotels in our portfolio, primarily consisting of luxury and upper upscale properties. These hotels generally are located in the central business districts of major cities, near airports and resort/conference destinations that, because of their locations, typically benefit from barriers to entry for new supply. These properties typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers. Forty-five of our hotels, representing approximately 63% of our revenues, have in excess of 500 rooms. The average age of our properties is 28 years, although substantially all of the properties have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement and other capital improvements.

The following chart details our consolidated hotel portfolio by brand as of February 22, 2012:

Brand	Number of Hotels	Rooms	Percentage of Revenues(1)
Marriott	66	38,013	54%
Ritz-Carlton	8	3,018	8
Starwood:
Sheraton	7	5,441	8
Westin	13	6,899	10
W	3	1,382	3
St. Regis	1	232	1
The Luxury Collection	1	139	—
Hyatt	7	5,481	9
Fairmont	1	450	2
Four Seasons	2	608	1
Hilton/Embassy Suites	3	1,042	1
Swissôtel	1	661	1
Delta	1	374	1
Accor
ibis	3	455	—
Novotel	4	752	1

	121	64,947	100%

(1)	Percentage of revenues is based on 2011 revenues. No individual property contributed more than 7% of total revenues in 2011.

Hotel Properties. The following table sets forth the location and number of rooms of our 121 hotels as of February 22, 2012:

Location	Rooms
Arizona
Scottsdale Marriott Suites Old Town	243
Scottsdale Marriott at McDowell Mountains	270
The Ritz-Carlton, Phoenix	281
The Westin Kierland Resort & Spa	732
California
Coronado Island Marriott Resort (1)	300
Costa Mesa Marriott	253
JW Marriott Desert Springs Resort & Spa	884
Hyatt Regency San Francisco, Burlingame	789
Manchester Grand Hyatt, San Diego (1)	1,625
Manhattan Beach Marriott (1)	385
Marina del Rey Marriott (1)	370
Newport Beach Marriott Hotel & Spa	532
Newport Beach Marriott Bayview	254
San Diego Marriott Marquis & Marina (1)	1,360
San Diego Marriott Mission Valley	350
San Francisco Airport Marriott	685
San Francisco Marriott Fisherman’s Wharf	285
San Francisco Marriott Marquis (1)	1,499
San Ramon Marriott (1)	368
Santa Clara Marriott (1)	759
Sheraton San Diego Hotel & Marina (1)	1,053
The Ritz-Carlton, Marina del Rey (1)	304
The Ritz-Carlton, San Francisco	336
The Westin Los Angeles Airport (1)	740
The Westin Mission Hills Resort & Spa	512
The Westin South Coast Plaza (2)	390
Colorado
Denver Marriott Tech Center Hotel	628
Denver Marriott West (1)	305
The Westin Denver Downtown	430
Connecticut
Hartford Marriott Rocky Hill (1)	251
Florida
Tampa Airport Marriott (1)	296
Harbor Beach Marriott Resort & Spa (1)(3)	650
Hilton Singer Island Oceanfront Resort	223
Miami Marriott Biscayne Bay (1)	600
Orlando World Center Marriott Resort & Convention Center	2,000
Tampa Marriott Waterside Hotel & Marina	719
The Ritz-Carlton, Amelia Island	444
The Ritz-Carlton, Naples	450
The Ritz-Carlton Golf Resort, Naples	295
Georgia
Atlanta Marriott Marquis	1,663

Location	Rooms
Georgia (cont.)
Atlanta Marriott Suites Midtown (1)	254
Atlanta Marriott Perimeter Center	400
Four Seasons Hotel Atlanta	244
Grand Hyatt Atlanta in Buckhead	439
JW Marriott Buckhead Atlanta	371
The Ritz-Carlton, Buckhead	510
The Westin Buckhead Atlanta	365
Hawaii
Hyatt Regency Maui Resort & Spa on Kaanapali Beach	806
The Fairmont Kea Lani Maui	450
Illinois
Chicago Marriott Suites Downers Grove	254
Chicago Downtown Courtyard River North	337
Chicago Marriott O’Hare	681
Chicago Marriott Suites O’Hare	256
Embassy Suites Chicago-Downtown/Lakefront	455
Swissôtel Chicago	661
The Westin Chicago River North	424
Indiana
Sheraton Indianapolis Hotel at Keystone Crossing (1)	395
The Westin Indianapolis	573
Louisiana
New Orleans Marriott	1,329
Maryland
Gaithersburg Marriott Washingtonian Center	284
Massachusetts
Boston Marriott Copley Place (1)	1,145
Hyatt Regency Cambridge	470
Sheraton Boston Hotel	1,220
Sheraton Needham Hotel	247
The Westin Waltham-Boston	346
Minnesota
Minneapolis Marriott City Center (1)	583
Missouri
Kansas City Airport Marriott (1)	384
New Hampshire
Courtyard Nashua	245
New Jersey
Newark Liberty International Airport Marriott (1)	591
Park Ridge Marriott (1)	289
Sheraton Parsippany Hotel	370
New York
New York Helmsley Hotel	773
New York Marriott Downtown	497

Location	Rooms
New York (cont.)
New York Marriott Marquis Times Square (4)	1,949
Sheraton New York Hotel & Towers	1,777
W New York	688
W New York – Union Square (3)	270
North Carolina
Greensboro-Highpoint Marriott Airport (1)	299
Ohio
Dayton Marriott	399
The Westin Cincinnati (1)	456
Oregon
Portland Marriott Downtown Waterfront	503
Pennsylvania
Four Seasons Hotel Philadelphia	364
Philadelphia Airport Marriott (1)	419
Philadelphia Marriott Downtown (3)	1,408
Tennessee
Memphis Marriott Downtown	600
Texas
Dallas/Addison Marriott Quorum by the Galleria	547
Houston Airport Marriott (1)	565
Houston Marriott at the Texas Medical Center (1)	386
JW Marriott Hotel Houston Galleria	515
San Antonio Marriott Rivercenter (1)	1,001
San Antonio Marriott Riverwalk (1)	512
St. Regis Hotel, Houston	232
Virginia
Hyatt Regency Reston	518
Key Bridge Marriott (1)	582
Arlington Pentagon City Residence Inn	299
The Ritz-Carlton, Tysons Corner (1)	398
Washington Dulles Airport Marriott (1)	368
Westfields Marriott Washington Dulles	336
Washington
Seattle Airport Marriott	459

Location	Rooms
Washington (cont.)
The Westin Seattle	891
W Seattle	424
Washington, D.C.
Hyatt Regency Washington on Capitol Hill	834
JW Marriott Washington DC	772
Marriott at Metro Center	459
The Westin Georgetown, Washington, D.C.	267
Australia
Hilton Melbourne South Wharf (1) (3)	364
Brazil
JW Marriott Rio de Janeiro	245
Canada
Calgary Marriott	384
Delta Meadowvale Resort & Conference Centre	374
Toronto Marriott Airport (3)	424
Toronto Marriott Downtown Eaton Centre (1)	461
Chile
San Cristobal Tower, Santiago	139
Sheraton Santiago Hotel & Convention Center	379
Mexico
JW Marriott Hotel Mexico City (3)	312
New Zealand
Novotel Auckland Ellerslie	147
ibis Ellerslie	100
Novotel Wellington	139
ibis Wellington	200
Novotel Queenstown Lakeside	273
Novotel Christchurch Cathedral Square (1)	193
ibis Christchurch (1)	155

Total	64,947

(1)	The land on which this hotel is built is leased from a third party under one or more long-term lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	This property is not wholly owned.
(4)	This property is subject to a ground lease under which we have the option to purchase the land for an incremental payment of $19.9 million through 2017.

Competition

The lodging industry is highly competitive. Competition is often specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry generally is viewed as consisting of six different segments, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. The classification of a property is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as Ritz-Carlton®, Fairmont®, Four Seasons®, The Luxury Collection®, St. Regis® and W®, or as upper upscale properties under such brand names as Marriott®, Hyatt®, Westin®, Hilton®, Sheraton®, Swissôtel®, Pullman® and Delta®. We also may selectively invest in midscale and upscale properties such as ibis®, Novotel®, Hyatt Place®, Four Points by Sheraton®, Hilton Garden Inn®, Fairfield Inn by Marriott® or Courtyard by Marriott®, particularly in foreign markets. (1) While our hotels primarily compete with other hotels in the luxury and upper upscale segments, they also may compete with hotels in other lower-tier segments.

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

We also compete with other REITs and other public and private investors for the acquisition of new properties and investment opportunities, in both domestic and foreign markets, as we attempt to position our portfolio to take best advantage of changes in markets and travel patterns of our customers.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual property and the region. Additionally, hotel revenues for our domestic Marriott-managed hotels typically reflect approximately 16 weeks of results in the fourth quarter compared to approximately 12 weeks for each of the first three quarters of the year. For our non-Marriott managed hotels, the first quarter includes two months of operations, the second and third quarters include three months of operations and the fourth quarter includes four months of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reporting Periods” for more information on our fiscal calendar. Hotel sales have historically averaged approximately 20%, 26%, 22% and 32% for the first, second, third and fourth quarters, respectively.

(1)	This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

Other Real Estate Investments

European Joint Venture. We own a general and limited partnership interest in the Euro JV with APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). Effective June 27, 2011, the partners agreed to expand the Euro JV through the creation of a second fund, Fund II, in which each of the current partners holds a 33.3% limited partner interest and we hold the 0.1% general partner interest. We hold a 32.0% limited partner interest and a 0.1% general partner interest in Fund I. The Euro JV also acts as the asset manager for the hotels owned by the Euro JV, as well as one hotel in Paris, France, in exchange for a fee. As of February 22, 2012, the Euro JV owns the following hotels:

Hotel	City	Country	Rooms/Units
Fund I:
Hotel Arts Barcelona	Barcelona	Spain	483
The Westin Palace, Madrid	Madrid	Spain	467
The Westin Palace, Milan	Milan	Italy	228
The Westin Europa & Regina	Venice	Italy	185
Sheraton Roma Hotel & Conference Center	Rome	Italy	640
Sheraton Skyline Hotel & Conference Centre	Hayes	United Kingdom	350
Sheraton Warsaw Hotel & Towers	Warsaw	Poland	350
Renaissance Brussels Hotel	Brussels	Belgium	262
Brussels Marriott Hotel	Brussels	Belgium	221
Marriott Executive Apartments	Brussels	Belgium	56
Crowne Plaza Hotel Amsterdam City Centre	Amsterdam	The Netherlands	270

Fund I total rooms			3,512

Fund II:
Le Méridien Piccadilly	London	United Kingdom	280
Pullman Bercy Paris	Paris	France	396

Fund II total rooms			676

Total European joint venture rooms			4,188

Asian Joint Venture. We own a 25% interest in the Asian JV with RECO Hotels JV Private Limited, an affiliate of GIC RE. During 2011, our Asian JV invested approximately $53 million (of which our share was $13.3 million) of its $65 million commitment to acquire a 36% interest in a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited. This joint venture is developing seven properties, totaling approximately 1,750 rooms in three major cities in India: Bengaluru, Chennai and Delhi, and will be managed by Accor under the Pullman, ibis and Novotel brands. The first two hotels are expected to be opened fully by March of 2012.

Other Investments. In addition to the joint ventures described above, we have the following real estate investments:

•

On April 13, 2010, we acquired, at a discount, the two most junior tranches of a €427 million ($581 million) mortgage loan that is secured by six hotels located in Europe, with a face value of €64 million ($87 million). The loan matures on October 20, 2012.

•

We own a leasehold interest in 53 Courtyard by Marriott properties which were sold to HPT and leased back to us in 1995. In conjunction with our conversion to a REIT, in 1999 we entered into a sublease with respect to these properties with a third party on similar terms. We terminated the subleases effective July 6, 2010 and subsequently act as the owner under the management agreements. We gave notice of our intent to cancel the leases effective December 31, 2012.

For additional detail of our other real estate investments, including a summary of the outstanding debt balances of our affiliates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements and Contractual Obligation” and Note 3 to our consolidated financial statements entitled “Investments in Affiliates” and Note 7 “Leases” in the accompanying consolidated financial statements.

Foreign Operations

Excluding hotels owned by our European and Asian joint ventures, as of December 31, 2011, we own one property in Australia, one property in Brazil, four in Canada, one in Mexico, two in Chile, and seven in New Zealand, which collectively contain approximately 4,289 rooms. Approximately 6%, 4%, and 3% of our revenues were attributed to the operations of these properties in 2011, 2010 and 2009, respectively. See Note 17 to our consolidated financial statements entitled “Geographic and Business Segment Information” for information related to our operations and information regarding geographic areas.

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

Operational Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of those hotels also being subject to separate license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, securing and processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. For the majority of our properties, we have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

General Terms and Provisions – Agreements governing the management and operation of our hotels typically include the terms described below:

•

Term and fees for operational services. The initial term of our management and operating agreements generally is 15 to 25 years, with one or more renewal terms at the option of the manager. The majority of our management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment in the hotel. In the case of our Starwood-managed hotels, the base management fee is only 1% of annual gross revenues, but that amount is supplemented by license fees payable to Starwood under a separate license agreement (as described below).

•

License services. In the case of our Starwood-managed hotels, the operation of the hotels is subject to separate license agreements addressing matters pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Although the term of these license agreements with Starwood generally is coterminous with the corresponding operating agreements, the license agreements contemplate the potential for continued brand affiliation even in the event of a termination of the operating agreement. As noted above, the Starwood licensors receive compensation in the form of license fees (generally of 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales), which amounts supplement the lower base management fee of only 1% of gross revenues received by Starwood under the operating agreements.

•

Chain or system programs and services. Managers are required to provide chain or system programs and services generally that are furnished on a centralized basis. Such services include the development and operation of certain computer systems and reservation services, regional or other centralized management and administrative services, marketing and sales programs and services, training and other personnel services, and other centralized or regional services as may be determined to be more efficiently performed on a centralized, regional or group basis rather than on an individual hotel basis. Costs and expenses incurred in providing these chain or system programs and services generally are allocated on a cost reimbursement basis among all hotels managed by the manager or its affiliates or that otherwise benefit from these services.

•

Working capital and fixed asset supplies. We are required to maintain working capital for each hotel and to fund the cost of certain fixed asset supplies (for example, linen, china, glassware, silver and uniforms). We also are responsible for providing funds to meet the cash needs for hotel operations if at any time the funds available therefrom are insufficient to meet the financial requirements of the hotels. For certain hotels, the working capital accounts which would otherwise be maintained by the managers for each of such hotels are maintained on a pooled basis, with managers being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the management or operating agreements.

•

Furniture, fixtures and equipment replacements. We are required to provide the managers with all furniture, fixtures and equipment (“FF&E”) necessary for the operation of the hotels (including funding any required FF&E replacements). On an annual basis, the managers prepare budgets for FF&E to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the necessary funds, which budgets are subject to our review and approval. For purposes of funding such expenditures, a specified percentage (typically 5%) of the gross revenues of each hotel is deposited by the manager into an escrow or reserve account in our name, to which the manager has access. In the case of our Starwood-managed hotels, our operating agreements contemplate that this reserve account also may be used to fund the cost of certain major repairs and improvements affecting the hotel building (as described below). For certain of our Marriott-managed hotels, we have entered into an agreement with Marriott to allow for such expenditures to be funded from one pooled reserve account, rather than funds being deposited into separate reserve accounts at each hotel, with the minimum required balance maintained on an ongoing basis in that pooled reserve account being significantly below the amount that would have otherwise been maintained in such separate hotel reserve accounts. For certain of our Starwood-managed hotels, the periodic reserve fund contributions, which otherwise would be deposited into reserve accounts maintained by managers for each hotel, are distributed to us and, as to this pool of hotels, we are responsible for providing funding of expenditures which otherwise would be funded from reserve accounts for each of the subject hotels.

•

Building alterations, improvements and renewals. The managers are required to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel, along with alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition that is consistent with brand standards. We generally have approval rights as to such budgets and expenditures, which we review and approve based on our manager’s recommendations and on our judgment. Expenditures for these major repairs and improvements affecting the hotel building typically are funded directly by owners, although (as noted above) our agreements with Starwood contemplate that certain such expenditures may be funded from the reserve account.

•

Treatment of additional owner funding. As additional owner funding becomes necessary for either expenditures generally funded from the FF&E reserve accounts, or for any major repairs or improvements to the hotel building which may be required to be funded directly by owners, most of our agreements provide for an economic benefit to us through an impact on the calculation of incentive management fees payable to our managers. One approach frequently utilized at our Marriott-managed hotels is to provide such owner funding through loans which are repaid, with interest, from operational revenues, with the repayment amounts reducing operating profit available for payment of incentive management fees. Another approach that typically is used at our Starwood-managed hotels, as well as with certain expenditures projects at our Marriott-managed hotels, is to treat such owner funding as an increase to our investment in the hotel, resulting in an increase to owner’s priority return with a corresponding reduction to the amount of operating profit available for payment of incentive management fees. For our Starwood-managed hotels that are subject to the pooled arrangement described above, the amount of any additional reserve account funding is allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all such pooled hotels for the most recent operating year.

•

Territorial protections. Certain management and operating agreements impose restrictions for a specified period which limit the manager and its affiliates from owning, operating or licensing a hotel of the same brand within a specified area. The area restrictions vary with each hotel, from city blocks in urban areas to up to a multi-mile radius from the hotel in other areas.

•

Sale of the hotel. Subject to specific agreements as to certain hotels (see below under ‘Special Termination Rights’), we generally are limited in our ability to sell, lease or otherwise transfer the hotels by the requirement that the transferee assume the related management agreements and meet specified other conditions, including the condition that the transferee not be a competitor of the manager.

•

Performance Termination Rights. In addition to any right to terminate that may arise as a result of a default by manager, most of our management and operating agreements include reserved rights by us to terminate management or operating agreements on the basis of the manager’s failure to meet certain performance-based metrics, typically including a specified threshold return on owner’s investment in the hotel, along with a failure of the hotel to achieve a specified RevPAR performance threshold established with reference to other competitive hotels in the market. Typically, such performance-based termination rights arise in the event the operator fails to achieve specified performance thresholds over a consecutive two-year period, and are subject to the manager’s ability to ‘cure’ and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees). We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include cash compensation or amendments to management agreements.

•

Special Termination Rights. In addition to any performance-based or other termination rights set forth in our management and operating agreements, we have negotiated with Marriott and Starwood specific termination rights as to certain management and operating agreements. While the brand affiliation of a property may increase the value of a hotel, the ability to dispose of a property unencumbered by a management agreement or even brand affiliation also can increase the value for prospective purchasers. These termination rights can take a number of different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; as well as termination without sale or other condition, which may require payment of a fee. These termination rights also may restrict the number of agreements that may be terminated over any annual or other period; impose limitations on the number of agreements terminated as measured by EBITDA; require that a certain number of properties continue to maintain the brand affiliation; or be restricted to a specific pool of assets.

Employees

As of December 31, 2011, we had 219 employees, consisting of 196 at our corporate headquarters in Bethesda, Maryland and a total of 23 employees in our offices in Arizona, London, England, Rio de Janeiro, Brazil, Amsterdam, The Netherlands and the Republic of Singapore. While employees at our consolidated hotels generally are employed by the operators that manage our hotels, we have seven hotels in New Zealand and one in Australia where we collectively have 538 employees.

None of our direct employees as of December 31, 2011 are covered by collective bargaining agreements. However, employees at certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships see “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

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

The lodging industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. Changes in travel patterns of both business and leisure travelers may create difficulties for the industry over the long-term and adversely affect our results. During the recession in 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations. While operating results improved during 2010 and 2011, uncertainty in the strength and direction of the recovery and continued high unemployment have slowed the pace of the overall economic recovery. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy. Our results of operations and any forecast we make, may be affected by, and can change based on, a variety of circumstances that affect the lodging industry, including:

•	changes in the international, national, regional and local economic climate;

•	changes in business and leisure travel patterns;

•	the effect of terrorist attacks and terror alerts in the United States and internationally, as well as other geopolitical disturbances;

•	supply growth in markets where we own hotels, which may adversely affect demand at our properties;

•	the attractiveness of our hotels to consumers relative to competing hotels;

•	the performance of the managers of our hotels;

•	outbreaks of disease and the impact on travel of natural disasters and weather;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	unionization of the labor force at our hotels.

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

The United States and global equity and credit markets have at times experienced significant price volatility, dislocations and liquidity disruptions since 2008, all of which caused market prices of the stocks of many companies to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances impacted liquidity in the financial markets, which made terms for financings less attractive, and, in some cases, resulted in the lack of availability of certain types of financing. Conditions in the credit markets improved in 2010 but have become more volatile again starting in the third quarter of 2011. Continued uncertainty in the equity and credit markets may negatively impact our ability to access additional short-term and long-term financing on reasonable terms or at all, which would negatively impact our liquidity and financial condition. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing and may negatively impact our ability to enter into derivative contracts in order to hedge risks associated with changes in interest rates and foreign currency exchange rates. Disruptions in the financial markets also may adversely affect our credit rating. While we believe we have adequate sources of liquidity with which to meet our anticipated requirements for working capital, debt service and capital expenditures for the foreseeable future, if our operating results weaken significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

Concerns regarding the downgrade of the U.S. credit rating and the sovereign debt crisis in Europe could have a material adverse effect on our business, financial condition and liquidity.

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics. This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition and liquidity. In particular, it could disrupt payment systems, money markets, long-term or short-term fixed income markets, foreign exchange markets, commodities markets and equity markets and adversely affect the cost and availability of funding and certain impacts, such as increased spreads in money market and other short term rates, some of which have been experienced already. Because of the unprecedented nature of negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent.

On January 13, 2012, Standard & Poor’s lowered its long term sovereign credit rating on France, Italy and seven other European countries, which has negatively impacted global markets and economic conditions. The continued uncertainty over the outcome of these governments and other European Union (“EU”) member states financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. In particular, it has and could in the future disrupt equity markets and result in volatile bond yields on the sovereign debt of EU members. These factors could have an adverse effect on our business, financial condition and liquidity. We have properties in some EU member states, held through our European joint venture, that have experienced difficulties servicing their sovereign debt, including Italy and Spain, and the results of operations at those hotels also could be adversely affected.

Economic conditions may adversely affect the value of our hotels which may result in impairment charges on our properties.

We analyze our assets for impairment in several situations, including when a property has current or projected losses from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s carrying value may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. Our operating results for 2009 and 2011 included $131 million and $8 million, respectively, of impairment charges related to our consolidated hotels and the investment in our European joint venture. We may incur additional impairment charges in the future, which charges will negatively affect our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

We depend on external sources of capital for future growth and we may be unable to access capital when necessary.

Unlike regular C corporations, Host Inc. must finance its growth and fund debt repayments largely with external sources of capital because it is required to distribute to its stockholders at least 90% of its taxable income (other than net capital gain) in order to qualify as a REIT, including taxable income recognized for federal income tax purposes but with regard to which it does not receive cash. Funds used by Host Inc. to make required distributions are provided through distributions from Host L.P. Our ability to access external capital could be hampered by a number of factors, many of which are outside of our control, including credit market conditions as discussed above, unfavorable market perception of our growth potential, decreases in our current and estimated future earnings, or decreases in the market price of the common stock of Host Inc. Our ability to access additional capital also may be limited by the terms of our existing indebtedness which, under certain circumstances, restrict our incurrence of debt and the payment of dividends and Host L.P. distributions. The occurrence of any of these factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on our ability to finance our future growth.

We have substantial debt and may incur additional debt.

As of December 31, 2011, we and our subsidiaries had total indebtedness of approximately $5.75 billion. Our substantial indebtedness requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

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

If our cash flow and working capital are not sufficient to fund our expenditures or service our indebtedness, we will have to raise additional funds through:

•	sales of our OP units or common stock;

•	the incurrence of additional permitted indebtedness by Host L.P.; or

•	the sale of our assets.

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

In addition, certain covenants in our credit facility also require us and our subsidiaries to meet financial performance tests. The restrictive covenants in the applicable indenture(s), the credit facility and the documents governing our other debt (including our mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on classes and series of Host Inc. capital stock and Host L.P.’s payment of distributions on its classes of units. Under the terms of Host L.P.’s credit facility and senior notes indenture, distributions to Host L.P. unitholders, including Host Inc., upon which Host Inc. depends in order to obtain the cash necessary to pay dividends, are permitted only to the extent that Host L.P. can satisfy certain financial covenant tests (concerning leverage, fixed charge coverage and unsecured interest coverage) and meet other requirements. We are permitted under our credit facility and senior notes indenture to make distributions of estimated taxable income that are necessary to maintain Host Inc.’s REIT status.

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

An increase in interest rates would increase the interest costs on our credit facility and on our floating rate debt and could adversely impact our ability to refinance existing debt or sell assets.

Interest payments for borrowings on our credit facility, the mortgages on nine properties and the fixed-to- floating interest rate swaps linked to two other properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. Further, rising interest rates could limit our ability to refinance existing debt when it matures and increase interest costs on any debt that is refinanced. We may from time to time enter into agreements such as interest rate swaps, caps, floors and other interest rate hedging contracts. Currently, all of the mortgages with floating rates, which are secured by nine of our hotel properties, are fully or partially hedged through the use of floating-to-fixed interest rate swaps or interest rate caps and floors. While these agreements may lessen the impact of rising interest rates, they also expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to dispose of assets as part of our business strategy.

Rating agency downgrades may increase our cost of capital.

Our senior notes are rated by Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings. These independent rating agencies may elect to downgrade their ratings on our senior notes at any time. Such downgrades may affect negatively our access to the capital markets and increase our cost of capital.

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

We may, from time to time, be in the process of identifying, analyzing and negotiating possible acquisition transactions. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our inability to consummate one or more acquisitions on such terms, or our failure to realize the intended benefits from one or more acquisitions, could have a significant adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our forfeiture of deposits in connection with our failure to consummate an acquisition or our incurrence of additional indebtedness and related interest expense and our assumption of unforeseen contingent liabilities in connection with completed acquisitions.

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

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels (other than at our New Zealand and Australian properties), we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in order to remain competitive in the marketplace, maintain brand standards or to comply with applicable laws or regulations. The timing and costs of such renovations or improvements may result in reduced operating performance during construction and may not improve the return on these investments.

We are required by our loan agreements or agreements with our hotel managers to make agreed upon capital expenditures. In addition, we will need to make further capital expenditures in order to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. The timing of these improvements can affect hotel performance, particularly if the improvements require closures of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our properties in accordance with brand standards set by our managers, the manager may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels in which we make these investments.

The ownership of hotels outside the United States and the expansion of our business into new markets outside of the United States will expose us to risks relating to owning hotels in those foreign markets.

Part of our business strategy is to expand our presence outside of the United States. As of December 31, 2011, we own directly 16 hotels located outside the United States. We also are party to a joint venture that owns 13 hotels in Europe and to a joint venture that owns a non-controlling interest in seven hotels in development in India. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside of the United States, which include:

•	employment laws and practices;

•

tax laws, which may provide for income or other taxes or tax rates that exceed those of the U.S. and which may provide that foreign earnings that are repatriated, directly or indirectly, are subject to dividend withholding tax requirements or other restrictions;

•	compliance with and unexpected changes in regulatory requirements or monetary policy;

•	the willingness of domestic or foreign lenders to provide financing and changes in the availability, cost and terms of such financing;

•	adverse changes in local, political, economic and market conditions;

•	insurance coverage related to terrorist events;

•	changes in interest rates and/or currency exchange rates;

•	regulations regarding the incurrence of debt; and

•	difficulties in complying with U.S. rules governing REITs while operating outside of the United States.

Any of these factors could affect adversely our ability to obtain all of the intended benefits of our foreign country expansion. If we do not effectively manage this expansion and successfully integrate the foreign hotels into our organization, our operating results and financial condition may be adversely affected.

We may acquire hotel properties through joint ventures with third parties that could result in conflicts.

We have made investments in joint ventures in Europe and Asia and are exploring further investment opportunities in Asia, Europe and Latin America. We may, from time to time, invest as a co-venturer in other entities holding hotel properties instead of purchasing hotel properties directly. Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Co-venturers often share control over the operation of a joint venture. Actions by a co-venturer also could subject the assets to additional risks as a result of any of the following circumstances:

•	our co-venturer might have economic or business interests or goals that are inconsistent with our, or the joint venture’s, interests or goals; or

•	our co-venturer may be in a position to take action contrary to our instructions or requests, or contrary to our policies or objectives.

Although generally we will seek to maintain sufficient control of any joint venture in order to permit our objectives to be achieved, we might not be able to take action without the approval of our joint venture partners. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers from focusing their time and effort on our business.

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

Certain of our mortgage debt requires that, to the extent cash flow from the hotels which secure such debt drops below stated levels, we escrow cash flow after the payment of debt service until operations improve above the stated levels. In some cases, the lender has the right under certain circumstances to apply the escrowed amount to the outstanding balance of the mortgage debt. If such provisions are triggered, there can be no assurance that the affected properties will achieve the minimum cash flow levels required to trigger a release of any escrowed funds. The amounts required to be escrowed may affect negatively our liquidity by limiting our access to cash flow after debt service from these mortgaged properties.

We may not be able to recover fully under our existing terrorism insurance for losses caused by some types of terrorist acts, and federal terrorism legislation does not ensure that we will be able to obtain terrorism insurance in adequate amounts or at acceptable premium levels in the future.

We obtain terrorism insurance as part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ coverage. However, our all-risk policies have limitations, such as per occurrence limits, annual aggregate coverage limits and sublimits, all of which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only have to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). Property damage related to war and to nuclear, radiological, biological and chemical incidents is excluded under our policies. While TRIPRA will reimburse insurers for losses resulting from nuclear, radiological, biological and chemical perils, TRIPRA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. We have a wholly-owned captive insurance company through which we obtain a policy for nuclear, biological, chemical and radiological (“NBCR”) coverage. This captive insurer has the same ability as other insurance companies to apply to the U.S. Treasury for reimbursement, as provided for in TRIPRA, and is subject to the same deductibles and co-insurance obligations. This potential reimbursement applies to property insurance only, and not to general liability or directors’ and officers’ insurance, and there are no assurances that we will be able to recover any or all of our NBCR losses under this program.

We may be unable to satisfy the insurance requirements of our lenders.

Certain of the mortgage debt agreements for our properties and properties held by our European joint venture require us to maintain property insurance provided by carriers maintaining minimum ratings from Standard & Poor’s, A.M. Best or other rating agencies. Several of our mortgages contain requirements for the financial strength of insurers to be rated as high as AA by Standard & Poor’s. Due to upheavals in the financial markets, the number of insurers that carry that rating has been decreasing for a number of years. In 2009, 2010 and 2011, in cases where our insurance carriers did not meet the minimum financial strength requirements (there were two such cases in 2011), we were able to obtain waivers from the lenders or they have provided written assurances that they are satisfied with the makeup of our pool of insurance providers. We cannot provide assurances that each of our lenders will continue to be satisfied with our insurance coverage, or with the rating levels of our carriers, or that our carriers will not be downgraded further. If any of these lenders becomes dissatisfied with our insurance coverage or the ratings of our insurance carriers, they may, on our behalf and in addition to other remedies, elect to procure additional property insurance coverage that meets their ratings requirements. The cost of such additional property insurance would be borne by the property or properties securing the loans. Also, the premiums associated with such coverage may be considerably higher than those associated with our current insurance coverage.

Some potential losses are not covered by insurance.

We, or our hotel managers, carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to all of our hotels and other properties. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida and New Zealand, have in the past been and continue to be particularly susceptible to damage from natural disasters. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or the income lost as a result of the damage. Our property policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined together for purposes of evaluating whether the aggregate limits and sub-limits contained in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, or, in the case of hotels where coverage is provided by the manager, affects hotels owned by others, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel only may receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. We may incur losses in excess of insured limits and, as a result, we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

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

We have accrued a potential litigation loss of approximately $56 million in connection with a lawsuit in the 166th Judicial District Court of Bexar County, Texas involving the sale of land encumbered by a ground lease for the San Antonio Marriott Rivercenter. See “Legal Proceedings” for more information on the verdict and the status of the appeal.

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

Assets and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements may not survive long enough for us to become aware of such liabilities and seek recourse against our sellers. While usually we require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification often is limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may adversely affect our revenues, expenses, operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers generally are contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, deductibles or caps on losses, there can be no guarantee that such arrangements will not require us to incur losses or other expenses in addition to those incurred by the sellers.

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

Exchange rate fluctuations could affect adversely our financial results.

As a result of the expansion of our foreign operations, currency exchange rate fluctuations could affect our results of operations and financial position. We expect to generate an increasing portion of our revenue and expenses in such foreign currencies as the Euro, the Canadian Dollar, the Mexican Peso, the Australian dollar, the New Zealand dollar, the British Pound, the Polish Zloty, the Brazilian Real and the Chilean Peso. In 2011, these currencies represented approximately 6% of our revenues. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of these and other foreign currencies, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match revenue received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. Dollars, if we generate revenues or earnings in other currencies, the conversion of such amounts into U.S. Dollars can result in an increase or decrease in the amount of our revenues or earnings.

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

Real estate properties generally cannot be sold quickly and, accordingly, we may not be able to vary our portfolio promptly in response to economic or other conditions. The inability to respond promptly to changes in the performance of our investments could affect adversely our financial condition and the ability to service our debt. In addition, under the federal income tax laws applicable to REITs, we may be limited in our ability to recognize the full economic benefit from a sale of our assets.

Our ground lease payments may increase faster than the revenues we receive on the hotels located on the leased properties.

As of December 31, 2011, 38 of our hotels are subject to third-party ground leases (encumbering all or a portion of the hotel). These ground leases generally require periodic increases in ground rent payments, which are often based on economic indicators such as the Consumer Price Index. Our ability to pay ground rent could be adversely affected to the extent that our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would be required to assume the ground lease, which may result in a lower sales price.

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

Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act (“ADA”), building codes and regulations pertaining to fire and life safety. Under the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These laws and regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. For example, the ADA was substantially revised in September 2010 and our facilities must comply with the new regulations by March 15, 2012. A determination that we are not in compliance with the ADA could result in a court order to bring the hotel into compliance, imposition of fines or an award of attorneys’ fees to private litigants. Compliance with the ADA and other laws and regulations could require substantial capital expenditures. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

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

Host Inc.’s charter and bylaws, the partnership agreement of Host L.P., and the Maryland General Corporation Law contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for Host Inc.’s stockholders or Host L.P.’s unitholders or otherwise be in their best interests, including the following:

•

Restrictions on transfer and ownership of Host Inc.’s stock. To maintain Host Inc.’s qualification as a REIT for federal income tax purposes, not more than 50% in value of Host Inc.’s outstanding shares of capital stock may be owned in the last half of the taxable year, directly or indirectly, by five or fewer individuals, which, as defined in the Internal Revenue Code (the “Code”), may include certain entities. Because such ownership could jeopardize Host Inc.’s qualification as a REIT, a person cannot own, directly or by attribution, 10% or more of an interest in a Host Inc. lessee, nor can a Host Inc. lessee of any partnership in which Host Inc. is a partner own, directly or by attribution, 10% or more of Host Inc.’s shares, in each case unless exempted by Host Inc.’s Board of Directors.

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

Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the intended acquirer of the stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of stock or to receive any proceeds from the subsequent sale of the stock in excess of the lesser of the price paid for the stock or the amount realized from the sale. A transfer of shares of Host Inc.’s stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of Host Inc.’s stock in excess of the ownership limit. These restrictions on transfer and ownership will not apply if Host Inc.’s Board of Directors determines that it is no longer in Host Inc.’s best interests to continue to qualify as a REIT or that compliance with the restrictions on transfer and ownership is no longer required for Host Inc. to qualify as a REIT.

•

Removal of Board of Directors. Host Inc.’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and only by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast in the election of directors. Vacancies on Host Inc.’s Board of Directors may be filled, at any regular meeting or at any special meeting called for that purpose, by the affirmative vote of the remaining directors, except that a vacancy resulting from an increase in the number of directors may be filled by a majority vote of the entire Board of Directors. Any vacancy resulting from the removal of a director by the stockholders may be filled by the affirmative vote of holders of at least two-thirds of the votes entitled to be cast in the election of directors.

•

Preferred shares; classification or reclassification of unissued shares of capital stock without stockholder approval. Host Inc.’s charter provides that the total number of shares of stock of all classes that Host Inc. has authority to issue is 1,100,000,000, consisting of 1,050,000,000 shares of common stock and 50,000,000 shares of preferred stock. Host Inc.’s Board of Directors has the authority, without a vote of stockholders, to classify or reclassify any unissued shares of common stock and preferred stock into other classes or series of stock, including common stock into preferred stock or vice versa, and to establish the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Because Host Inc.’s Board of Directors has this power, it may give the holders of any class or series of stock terms, preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

•

Maryland business combination law. Under the Maryland General Corporation Law, specified “business combinations” include mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s then outstanding shares, or an affiliate or associate of the corporation who, at any time during the two year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation (each, an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter, any of these specified business combinations must be approved by 80% of the votes entitled to be cast by the holders of outstanding shares of voting stock of the corporation and by two-thirds of the votes entitled to be cast by the holders of voting stock of the corporation other than shares held by the interested stockholder unless, among other conditions, the corporation’s common stockholders receive a minimum price, as defined in the Maryland General Corporation Law, for their shares and the consideration is received in cash or in the same form as previously paid by the interested stockholder. As a Maryland corporation which has not opted out of these provisions, Host Inc. is subject to the Maryland business combination statute. The statute provides various exemptions from its provisions, including for business combinations that are exempted by the board of directors before the time that the interested stockholder becomes an interested stockholder. The Board of Directors has not granted any such exceptions at this time.

•

Maryland control share acquisition law. Under the Maryland General Corporation Law, “control shares” acquired in a “control share acquisition” have no voting rights, except to the extent approved by the affirmative vote of holders of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror by officers or by directors who are employees of the corporation. “Control shares” are voting shares which, if aggregated with all other voting shares owned by the acquiror or over which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (1) one-tenth or more but less than one-third, (2) one-third or more but less than a majority, or (3) a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of control shares, subject to specified exceptions. Our bylaws contain a provision exempting us from the control share provisions of the Maryland General Corporation Law. There can be no assurance that this bylaw provision exempting us from the control share provisions will not be amended or eliminated at any time in the future.

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

•

Certain charter and bylaw amendments. Host Inc.’s charter contains provisions relating to restrictions on transfer and ownership of Host Inc.’s stock, fixing the size of the Board of Directors within the range set forth in the charter, removal of directors, the filling of vacancies, exculpation and indemnification of directors, calling special stockholder meetings and others, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host Inc.’s stockholders holding two-thirds of the votes entitled to be cast on the matter. Other charter amendments generally require approval of the

Board and the affirmative vote of holders of a majority of the votes entitled to be cast on the matter. As permitted under the Maryland General Corporation Law, Host Inc.’s charter and bylaws provide that the Board of Directors has the exclusive right to amend Host Inc.’s bylaws. These provisions may make it more difficult to amend Host Inc.’s charter and bylaws to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of Host Inc. common stock, without the approval of the Board of Directors.

Shares of Host Inc.’s common stock that are or become available for sale could affect the share price of Host Inc.’s common stock.

Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could adversely affect prevailing market prices for Host Inc.’s common stock. In addition, holders of OP units who redeem their units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2011, there are approximately 10.5 million OP units outstanding that are redeemable, which represents approximately 1.5% of all outstanding shares. Further, a substantial number of shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We maintain two stock-based compensation plans: (i) the comprehensive stock plan, whereby we may award to participating employees and directors restricted shares of common stock, options to purchase common stock and deferred shares of common stock, and (ii) an employee stock purchase plan. At December 31, 2011, there were approximately 19 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan and 1.3 million outstanding options exercisable with a weighted average exercise price of $7.68 per share.

Also as of December 31, 2011, Host L.P. had outstanding $963 million principal amount of exchangeable senior debentures that could become exchangeable, under certain conditions, for shares of Host Inc.’s common stock. The principal portion for $388 million face amount of such exchangeable debentures is cash settled, and therefore no shares would be issued, unless Host Inc.’s share price exceeded the exchange rate for this series of debentures of $31.23 as of December 31, 2011. For another $400 million of such exchangeable debentures, Host Inc. has the option to issue cash, shares of Host Inc.’s common stock or any combination thereof in settlement of the debentures, should they be presented for exchange.

On April 21, 2011, we entered into a Sales Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the NYSE. BNY Mellon Capital Markets, LLC is acting as sales agent. Host Inc. may sell shares of common stock under its program, from time to time, based on market conditions, although it is not under an obligation to sell any shares. As of December 31, 2011, $226 million of Host Inc.’s common stock have been issued and sold pursuant to the program. Shares of Host Inc.’s common stock, having an aggregate offering price of approximately $174 million, remain issuable from time to time under the agreement. Any additional shares of common stock issued by Host Inc., whether issued under this program or otherwise, would be available in the future for sale in the public markets.

Our earnings and cash distributions will affect the market price of shares of Host Inc.’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and is secondarily based upon the value of the underlying assets. For that reason, shares of Host Inc.’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes, rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may impact negatively the market price of Host Inc.’s common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions likely would affect adversely the market price of Host Inc.’s common stock.

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

To continue to qualify as a REIT, Host Inc. is required to distribute to its stockholders with respect to each year at least 90% of its taxable income, excluding net capital gain. To the extent that Host Inc. satisfies this distribution requirement, but distributes less than 100% of its taxable income and net capital gain for the taxable year, it will be subject to federal and state corporate income tax on its undistributed taxable income and net capital gain. In addition, Host Inc. will be subject to a nondeductible 4% excise tax on the amount, if any, by which distributions made by Host Inc. with respect to the calendar year are less than the sum of (1) 85% of its ordinary income, (2) 95% of its net capital gain, and (3) any undistributed taxable income from prior years, less excess distributions from prior years. Host Inc. intends to make distributions, subject to the availability of cash and in compliance with any debt covenants, to its stockholders in order to comply with the distribution requirement and to avoid the imposition of a significant nondeductible 4% excise tax and will rely for this purpose on distributions from Host L.P. and its subsidiaries. There are differences in timing between Host Inc.’s recognition of taxable income and its receipt of cash available for distribution due to, among other things, the seasonality of the lodging industry and the fact that some taxable income will be “phantom” taxable income, which is taxable income that is not matched by cash flow. Due to transactions entered into in years prior to Host Inc.’s conversion to a REIT, Host Inc. could recognize substantial amounts of “phantom” taxable income in the future. It is possible that any differences between the recognition of taxable income and the receipt of the related cash could require us to borrow funds or for Host Inc. to issue additional equity in order to enable Host Inc. to meet its distribution requirements and, therefore, to maintain its REIT status and to avoid the nondeductible 4% excise tax. In addition, because the REIT distribution requirements prevent Host Inc. from retaining earnings, generally we will be required to refinance debt at its maturity with additional debt or equity. It is possible that any of these sources of funds, if available at all, would not be sufficient to meet Host Inc.’s distribution and tax obligations.

Host L.P. owns 100% of the outstanding common stock and a portion of the outstanding preferred stock of two entities that have elected to be treated as REITs. Each of these subsidiary REITs are subject to the same requirements that Host Inc. must satisfy in order to qualify as a REIT, including the distribution requirements described above.

Adverse tax consequences would occur if Host Inc. or any of its subsidiary REITs fail to qualify as a REIT.

We believe that Host Inc. has been organized and has operated in such a manner so as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host Inc. currently intends to continue to operate as a REIT during future years. In addition, Host Inc. owns, through Host L.P., two entities that have elected to be treated as REITs. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host Inc. currently qualifies as a REIT or will continue to qualify as a REIT or that each of Host Inc.’s subsidiary REITs qualify as a REIT. If any of the subsidiary REITs were to fail to qualify as a REIT, it is possible that Host Inc. would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. New legislation, treasury regulations, administrative interpretations or court decisions could change significantly the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Inc. or any of the subsidiary REITs were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for distributions to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT would not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

Any determination that Host Inc. or one of its subsidiary REITs does not qualify as a REIT will have a material adverse effect on our results of operations and could materially reduce the value of Host Inc.’s common stock. The additional tax liability of Host Inc. or the subsidiary REIT for the year, or years, in which the relevant entity did not qualify as a REIT would reduce its net earnings available for investment, debt service or distributions to stockholders. Furthermore, the non-qualifying entity no longer would be required to make distributions to stockholders as a condition to REIT qualification and all of its distributions to stockholders would be taxable as ordinary C corporation dividends to the extent of its current and accumulated earnings and profits. This means that, if Host Inc. were to fail to qualify as a REIT, Host Inc.’s stockholders currently taxed as individuals would be taxed on those dividends at capital gain rates and Host Inc.’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. Host Inc.’s failure to qualify as a REIT also would cause an event of default under Host L.P.’s credit facility, which default could lead to an acceleration of the amounts due thereunder, which, in turn, would constitute an event of default under Host L.P.’s outstanding debt securities.

If our leases are not respected as true leases for federal income tax purposes, each of Host Inc. and its subsidiary REITs would fail to qualify as a REIT.

To qualify as a REIT, Host Inc. must satisfy two gross income tests, pursuant to which specified percentages of its gross income must be passive income, such as rent. For the rent paid pursuant to the hotel leases with our TRS, which rental income currently constitutes substantially all of Host Inc.’s and each of our subsidiary REITs’ gross income, to qualify for purposes of the gross income tests, our leases must be respected as true leases for federal income tax purposes and must not be treated as service contracts, joint ventures or some other type of arrangement. We believe that the leases will be respected as true leases for federal income tax purposes. There can be no assurance, however, that the Internal Revenue Service (“IRS”) will agree with this characterization. If the leases were not respected as true leases for federal income tax purposes, neither Host Inc. nor either of our subsidiary REITs would be able to satisfy either of the two gross income tests applicable to REITs and each likely would lose its REIT status.

If our affiliated lessees fail to qualify as taxable REIT subsidiaries, each of Host Inc. and its subsidiary REITs would fail to qualify as a REIT.

Rent paid by a lessee that is a “related party tenant” of Host Inc. will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease substantially all of our hotels to our subsidiary that is taxable as a regular C corporation and that has elected to be treated as a taxable REIT subsidiary with respect to Host Inc. So long as any affiliated lessee qualifies as a taxable REIT subsidiary, it will not be treated as a “related party tenant.” We believe that our affiliated lessees have qualified and will continue to qualify, and that the taxable REIT subsidiaries of each of our subsidiary REITs have qualified and will continue to qualify, to be treated as taxable REIT subsidiaries for federal income tax purposes. There can be no assurance, however, that the IRS will not challenge the status of a taxable REIT subsidiary for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our affiliated lessees (including the taxable REIT subsidiaries of our subsidiary REITs) from treatment as a taxable REIT subsidiary, it is possible that Host Inc. or a subsidiary REIT would fail to meet the asset tests applicable to REITs and substantially all of its income would fail to qualify for the gross income tests. If Host Inc. or a subsidiary REIT failed to meet either the asset tests or the gross income tests, each likely would lose its REIT status.

Despite the REIT status of each of Host Inc. and its subsidiary REITs, we remain subject to various taxes.

One of the subsidiary REITs of Host Inc. will be required to pay federal income tax at the highest regular corporate rate on “built-in gain” recognized as a result of the sale of one or more of its hotel assets prior to the expiration of the applicable 10-year holding period, including certain hotels acquired from Starwood and its affiliates in 2006. The total amount of gain on which the subsidiary REIT would be subject to corporate income tax if all of its built-in gain assets were sold in a taxable transaction prior to the expiration of the applicable 10-year holding period would be material to it. In addition, we expect that we could recognize other substantial deferred tax liabilities in the future without any corresponding receipt of cash.

Notwithstanding Host Inc.’s status as a REIT, Host Inc. and our subsidiaries (including our subsidiary REITs) are subject to some federal, state, local and foreign taxes on their income and property. For example, Host Inc. and our subsidiary REITs will pay tax on certain types of income that are not distributed and will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary that are not conducted on an arm’s length basis. Moreover, the taxable REIT subsidiaries of Host Inc. and our subsidiary REITs are taxable as regular C corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent that they own assets or conduct operations in foreign jurisdictions.

Host L.P. is obligated under its partnership agreement to pay all such taxes (and any related interest and penalties) incurred by Host Inc.

If the IRS were to challenge successfully Host L.P.’s status as a partnership for federal income tax purposes, Host Inc. would cease to qualify as a REIT and would suffer other adverse consequences.

We believe that Host L.P. qualifies to be treated as a partnership for federal income tax purposes. As a partnership, it is not subject to federal income tax on its income. Instead, each of its partners, including Host Inc., is required to report and pay tax, if applicable, on such partner’s allocable share of its income. No assurance can be provided, however, that the IRS will not challenge Host L.P.’s status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating Host L.P. as a corporation for federal income tax purposes, Host Inc. would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. If Host L.P. fails to qualify as a partnership for federal income tax purposes or Host Inc. fails to qualify as a REIT, either failure would cause an event of default under Host L.P.’s credit facility that, in turn, could constitute an event of default under Host L.P.’s outstanding debt securities. Also, the failure of Host L.P. to qualify as a partnership for federal income tax purposes would cause it to become subject to federal, state and foreign corporate income tax, which tax would reduce significantly the amount of cash available for debt service and for distribution to its partners, including Host Inc.

As a REIT, each of Host Inc. and its subsidiary REITs is subject to limitations on its ownership of debt and equity securities.

Subject to certain exceptions, a REIT generally is prohibited from owning securities in any one issuer to the extent that (1) the value of such securities exceeds 5% of the value of the REIT’s total assets, (2) the securities owned by the REIT represent more than 10% of the issuer’s outstanding voting securities, or (3) the REIT owns more than 10% of the value of the issuer’s outstanding securities. A REIT is permitted to own securities of a subsidiary in an amount that exceeds the 5% value test and the 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary. However, a REIT may not own securities of taxable REIT subsidiaries that represent in the aggregate more than 25% of the value of the REIT’s total assets. If Host Inc. or any of its subsidiary REITs were to violate these ownership limitations, each likely would lose its REIT status.

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

Risks Relating to Redemption of OP Units

A holder who offers its OP units for redemption may have adverse tax consequences.

A holder whose OP units are redeemed will be treated for federal and state income tax purposes as having sold the OP units. The sale of these units is a taxable event and the holder thereof will be treated as realizing an amount equal to the sum of (1) the value of the common stock or cash the holder receives, and (2) the amount of Host L.P.’s nonrecourse liabilities allocated to the redeemed OP units. The gain or loss recognized by the holder of OP units is measured by the difference between the amount realized by the holder and the holder’s basis in the OP units redeemed (which basis includes the amount of Host L.P.’s nonrecourse liabilities allocated to the redeemed OP units). It is possible that the amount of gain and/or the tax liability related thereto that the holder recognizes and pays could exceed the value of the common stock or cash that the holder receives.

If a holder of OP units elects to offer them for redemption, the original receipt of the OP units may be subject to tax.

If a holder of OP units elects to have its units redeemed, particularly within two years of receiving them, there is a risk that the original receipt of the OP units may be treated as a taxable sale under the “disguised sale” rules of the Internal Revenue Code. Subject to several exceptions, the tax law generally provides that a partner’s contribution of property to a partnership and a simultaneous or subsequent transfer of money or other consideration from the partnership to the partner will be presumed to be a taxable sale. In particular, if money or other consideration is transferred by a partnership to a partner within two years of the partner’s contribution of property, the transactions are presumed to be a taxable sale of the contributed property, unless the facts and circumstances clearly establish that the transfers are not a sale. On the other hand, if two years have passed between the original contribution of property and the transfer of money or other consideration, the transactions will not be presumed to be a taxable sale, unless the facts and circumstances clearly establish that they should be so treated.

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

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages, plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages, plus statutory interest. Keystone only will be entitled to receive one of these damage awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. On June 3, 2010, the trial court issued its final judgment awarding Keystone: (i) $39 million in damages for slander of title; or (ii) alternatively, $34.3 million for tortious interference of contract; (iii) approximately $6.8 million in pre-judgment and post-judgment interest; (iv) approximately $3.5 million in attorneys’ fees, expenses, and costs; and (v) an additional $750,000 in attorneys’ fees for any appeal to the court of appeals and Texas Supreme Court.

On November 23, 2011, a three-judge panel of the San Antonio Court of Appeals issued its memorandum opinion denying our appeal of the trial court’s June 3, 2010 final judgment. In addition, the panel overturned the trial court’s decision to grant our motion to disregard the jury’s $7.5 million award of exemplary damages.

We believe that the memorandum opinion contains numerous legal errors and we intend to continue to vigorously pursue these issues on appeal. On January 17, 2012, we filed a motion seeking rehearing from the three-judge panel and a motion for rehearing by the entire seven-judge court of appeals.

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

Item 4.	Mine Safety Disclosures

Not Applicable.

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 22, 2011. Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.
Richard E. Marriott Chairman of the Board	73	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

W. Edward Walter President, Chief Executive Officer and Director	56	W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions and was later named Treasurer and Chief Operating Officer before becoming our Chief Financial Officer in 2003 and President, Chief Executive Officer and Director in October 2007.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	53	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Minaz B. Abji Executive Vice President, Asset Management	58	Minaz B. Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he worked since 1998.

Larry K. Harvey Executive Vice President, Chief Financial Officer	47	Larry K. Harvey rejoined our company in February 2003 as Senior Vice President and Corporate Controller. In February 2006, he was promoted to Senior Vice President, Chief Accounting Officer. He was elected Executive Vice President, Chief Financial Officer and Treasurer in 2007. He served as Treasurer until February 2010 and continues to serve as Executive Vice President and Chief Financial Officer.

Gregory J. Larson Executive Vice President, Corporate Strategy and Fund Management	47	Gregory J. Larson joined our company in October 1993. In 1998, Mr. Larson joined the Treasury group as Vice President of Corporate Finance. He assumed leadership of the Investor Relations department in 2000, was promoted to Senior Vice President in 2002, and was elected Treasurer in 2005. In November 2007, Mr. Larson was selected to lead our corporate strategy and fund management business and elected to Executive Vice President.

James F. Risoleo Executive Vice President & Managing Director, Europe	56	James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Executive Vice President and Chief Investment Officer in 2000. Effective January 1, 2012, he became managing director of the Company’s European business activities.

Joanne G. Hamilton Executive Vice President, Human Resources	54	Joanne G. Hamilton joined our company as Executive Vice President, Human Resources in January 2010. Prior to joining our company, she was the Chief Human Resource Officer for Beers & Cutler, an accounting and consulting firm based in Vienna, Virginia from 2007 to 2010. Prior to joining Beers & Cutler, Ms. Hamilton served as Senior Vice President of Human Resources for Spirent PLC, a global telecommunications company, from 2002 to 2007.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.
Brian G. Macnamara Senior Vice President, Corporate Controller	52	Brian G. Macnamara joined our company in February 1996, was promoted to Vice President, Assistant Corporate Controller in February 2007, and was elected Senior Vice President, Corporate Controller in September 2007. Prior to serving as Assistant Corporate Controller, Mr. Macnamara served as Vice President, Financial Reporting and Corporate Real Estate.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc.

Host Inc.’s common stock is listed on the New York Stock Exchange and trades under the symbol “HST.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Host Inc.’s common stock as reported on the New York Stock Exchange Composite Tape and dividends declared per share:

			Dividends
	Stock Price		Declared
	High	Low	Per Share
2010
1st Quarter	$14.96	$10.46	$0.01
2nd Quarter	17.09	12.83	0.01
3rd Quarter	15.91	12.64	0.01
4th Quarter	17.97	13.95	0.01
2011
1st Quarter	$19.88	$16.62	$0.02
2nd Quarter	18.30	15.60	0.03
3rd Quarter	17.81	10.19	0.04
4th Quarter	14.90	9.78	0.05

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

As of February 16, 2012, there were 28,014 holders of record of Host Inc.’s common stock. However, because many of the shares of its common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of its common stock than record holders. As of February 16, 2012, there were 1,828 holders of OP units (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, convertible into Host Inc.’s common stock.

Host Inc.’s ability to qualify as a REIT under the Internal Revenue Code is facilitated by limiting the number of shares of its stock that a person may own. Its charter provides that, subject to limited exceptions, no person or persons acting as a group may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% in value or in number, whichever is more restrictive, of shares of Host Inc.’s outstanding common stock, preferred stock or any other class of stock, each considered as a separate class or series for this purpose. Host Inc.’s Board of Directors has the authority to increase the ownership limit from time to time, but does not have the authority to do so to the extent that, after giving effect to such increase, any five beneficial owners of capital stock could beneficially own in the aggregate more than 49.5% of the outstanding capital stock. See “Risk Factors—Risks of Ownership of Host Inc.’s Common Stock—There are limitations on the acquisition of Host Inc. common stock and changes in control.”

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

Comparison of Five-Year Cumulative Stockholder Returns 2006 – 2011

	2006	2007	2008	2009	2010	2011
Host Hotels & Resorts, Inc.	$100.00	$72.81	$33.92	$52.39	$80.45	$67.17
NAREIT Equity Index	$100.00	$84.31	$52.50	$67.20	$85.98	$93.10
S&P 500 Index	$100.00	$105.46	$66.51	$84.11	$96.78	$98.82

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

Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.

There is no established public trading market for our OP units and transfers of OP units are restricted by the terms of Host L.P.’s partnership agreement. Under the terms of our senior notes indenture and our credit facility, Host L.P.’s ability to make distributions and other payments is dependent on its ability to satisfy certain financial requirements. See “Risk Factors—Financial Risks and Risks of Operation—Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.” The following table sets forth, for the fiscal periods indicated, Host L.P.’s distributions declared per common OP unit:

Distributions
Declared Per
Common Unit
2010
1st Quarter	$.0102
2nd Quarter	.0102
3rd Quarter	.0102
4th Quarter	.0102
2011
1st Quarter	$.0204
2nd Quarter	.0306
3rd Quarter	.0409
4th Quarter	.0511

The number of holders of record of Host L.P.’s common OP units on February 16, 2012 was 1,828. The number of outstanding common OP units as of February 16, 2012 was 703,107,908, of which 692,672,814 were owned by Host Inc. Under the terms of our senior notes indenture and the credit facility, Host L.P.’s ability to make distributions and other payments is dependent on its ability to satisfy certain financial requirements. In addition, under the terms of Host L.P.’s preferred OP units, we are not permitted to make distributions on our common OP units unless all cumulative distributions have been paid on our preferred OP units. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition” and “Risk Factors—Financial Risks and Risks of Operation—Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.”

Fourth Quarter 2011 Host L.P. Purchases of Equity Securities

Period	Total Number of Units Purchased	Average Price Paid Per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
September 10, 2011— October 9, 2011	1,537	1.021494 shares of Host Inc. Common Stock*	—	—
October 10, 2011— November 9, 2011	48,095	1.021494 shares of Host Inc. Common Stock*	—	—
November 10, 2011— December 9, 2011	11,218	1.021494 shares of Host Inc. Common Stock*	—	—
December 10 2011— December 31, 2011	10,060	1.021494 shares of Host Inc. Common Stock*	—	—

Total	70,910		—	—

*	Reflects common OP units redeemed by Host Inc. in exchange for shares of its common stock.

Item 6.	Selected Financial Data (Host Hotels & Resorts, Inc.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2011. The following information should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$4,998	$4,428	$4,135	$5,108	$5,215
Income (loss) from continuing operations	(12)	(128)	(197)	382	532
Income (loss) from discontinued operations, net of tax (1)	(4)	(4)	(61)	32	202
Net income (loss)	(16)	(132)	(258)	414	734
Net income (loss) attributable to Host Hotels & Resorts, Inc.	(15)	(130)	(252)	395	703
Net income (loss) available to common stockholders	(15)	(138)	(261)	386	694
Basic earnings (loss) per common share :
Income (loss) from continuing operations	(.01)	(.20)	(.34)	.68	.94
Income (loss) from discontinued operations	(.01)	(.01)	(.11)	.06	.39
Net income (loss)	(.02)	(.21)	(.45)	.74	1.33
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	(.01)	(.20)	(.34)	.66	.94
Income (loss) from discontinued operations	(.01)	(.01)	(.11)	.06	.38
Net income (loss)	(.02)	(.21)	(.45)	.72	1.32
Dividends declared per common share (2)	.14	.04	.25	.65	1.00
Balance Sheet Data:
Total assets	$13,068	$12,411	$12,555	$11,950	$11,811
Debt	5,753	5,477	5,837	5,876	5,515
Preferred stock	—	—	97	97	97

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties prior to their disposition and the gain or loss on those dispositions.
(2)	See Item 5. “Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc.”

Selected Financial Data (Host Hotels & Resorts, L.P.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements for the five years ended December 31, 2011. The following information should be read in conjunction with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2011	2010	2009	2008	2007
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$4,998	$4,428	$4,135	$5,108	$5,215
Income (loss) from continuing operations	(12)	(128)	(197)	382	532
Income (loss) from discontinued operations, net of tax (1)	(4)	(4)	(61)	32	202
Net income (loss)	(16)	(132)	(258)	414	734
Net income (loss) attributable to Host Hotels & Resorts, L.P.	(15)	(132)	(257)	411	728
Net income (loss) available to common unitholders	(15)	(140)	(266)	402	719
Basic earnings (loss) per common unit:
Income (loss) from continuing operations	(.01)	(.21)	(.34)	.68	.96
Income (loss) from discontinued operations	(.01)	—	(.10)	.06	.37
Net income (loss)	(.02)	(.21)	(.44)	.74	1.33
Diluted earnings (loss) per common unit:
Income (loss) from continuing operations	(.01)	(.21)	(.35)	.66	.95
Income (loss) from discontinued operations	(.01)	—	(.10)	.06	.37
Net income (loss)	(.02)	(.21)	(.45)	.72	1.32
Distributions declared per common unit (2)	.143	.0408	.025	.65	1.00
Balance Sheet Data:
Total assets	$13,068	$12,410	$12,553	$11,948	$11,809
Debt	5,753	5,477	5,837	5,876	5,515
Preferred units	—	—	97	97	97

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties prior to their disposition and the gain or loss on those dispositions.
(2)	See Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Host Inc. operates as a self-managed and self-administered REIT. Host Inc. is the sole general partner of Host L.P. and holds 98.5% of its partnership interests. Host L.P. is a limited partnership operating through an umbrella partnership structure. As of February 22, 2012, we own 121 hotels, primarily consisting of luxury and upper upscale properties. Host Inc. is the largest lodging REIT in NAREIT’s composite index. A REIT is a legal entity that owns real estate assets and, through payments of dividends to stockholders, is permitted to reduce or eliminate federal income taxes at the corporate level.

Our hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry. The majority of our properties are luxury and upper upscale that are located in central business districts of major cities, near airports and in resort/conference destinations that benefit from significant barriers to entry by competitors. In 2011, approximately 79% of our revenues were generated by our urban and resort/conference hotels. While our hotels are still subject to competitive pressures, we believe this strategy should allow us to achieve room rate and occupancy premiums in excess of those of our competitors. We seek to maximize the value of our portfolio through aggressive asset management by assisting the managers of our hotels in optimizing property operations and by completing strategic capital improvements.

Our Customers

The majority of our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 59%, 36%, and 5%, respectively, of our 2011 room sales. Similar to the majority of the lodging industry, we further categorize business within these categories based on characteristics they have in common as follows:

Transient business broadly represents individual business or leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel versus leisure demand. The three key subcategories of the transient business group are:

•

Retail: This is the benchmark rate that a hotel publishes and offers to the general public. It typically is for travelers that do not have access to negotiated or discount rates. It includes the “rack rate,” which typically is applied to rooms during high demand periods and is the highest rate category available. Retail room rates will fluctuate more freely depending on anticipated demand levels (e.g. seasonality and weekday vs. weekend stays).

•

Special Corporate: This is a negotiated rate offered to companies and organizations that provide significant levels of room night demand to the hotel or to hotel brands generally. These rates are typically negotiated annually at a discount to the anticipated retail rate.

•

Discount: This category encompasses all discount programs, such as AAA and AARP discounts, government per diem, rooms booked through wholesale channels, frequent guest program redemptions, and promotional rates and packages offered by a hotel.

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

Revenues for owned hotels represent 95% of our total revenue. The following table presents the components of our hotel revenue as a percentage of our total revenue:

% of 2011 Revenues
• Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and premium versus discount business) is a significant driver of room rates.	60%

• Food and beverage revenue. Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s restaurants).	29%

• Other revenue. Occupancy, the nature of the property (i.e., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as parking, golf course, spa, entertainment and other guest services.	6%

Hotel operating expenses represent approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

% of 2011 Operating Costs and Expenses
• Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as the level of service and amenities that are provided.	18%

• Food and beverage expense. These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than outlet sales) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.	23%

% of 2011 Operating Costs and Expenses
• Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenues, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	27%

• Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.	4%

• Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	12%

• Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotel properties and the level of past capital expenditures.	14%

The expense components listed above are based on those presented in our consolidated statements of operations. It also is worth noting that wage and benefit costs are spread among various line items. Taken separately, these costs represent approximately 55% of our hotel operating expenses.

Key Performance Indicators. Revenue per available room (“RevPAR”) is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage or parking, telephone or other guest service revenues generated by the property. Although RevPAR does not include these ancillary revenues, it generally is considered the key indicator of core revenues for many hotels.

RevPAR changes that are driven predominately by occupancy have different implications on overall revenue levels, as well as incremental operating profit, than do changes that are driven predominately by average room rate. For example, increases in occupancy at a hotel would lead to increases in rooms revenues and ancillary revenues, such as food and beverage revenue, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in additional room-related costs, with the exception of those charged as a percentage of revenue. As a result, changes in RevPAR driven by increases or decreases in average room rates have a greater effect on profitability than changes in RevPAR caused by occupancy levels.

In discussing our operating results, we present RevPAR and certain other financial data for our hotels on a comparable hotel basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred business interruption due to significant property damage or large scale capital improvements.

We also evaluate the performance of our business through certain non-GAAP financial measures. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit, net income and earnings per share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance and a discussion of certain limitations of such measures in “—Non-GAAP Financial Measures.” Our non-GAAP financial measures include:

•

NAREIT Funds From Operations (“FFO”) and Adjusted FFO per diluted share. We use NAREIT FFO and Adjusted FFO per diluted share as a supplemental measure of company-wide profitability. NAREIT adopted FFO in order to promote an industry-wide measure of REIT operating performance. We also adjust NAREIT FFO for gains and losses on extinguishment of debt, acquisition costs and litigation gains or losses outside the ordinary course of business, which we believe provides useful supplemental information about our ongoing operating performance.

•

Hotel adjusted operating profit. Hotel adjusted operating profit measures property-level results before debt service, depreciation and corporate expenses and is a supplemental measure of aggregate property-level profitability. We use hotel adjusted operating profit to evaluate the profitability of our comparable hotels.

•

EBITDA and Adjusted EBITDA. Earnings before income taxes, interest expense, depreciation and amortization (“EBITDA”), is a commonly used measure in many industries. Management believes that such measure provides useful information to investors regarding our results of operations as it helps us and our investors evaluate the ongoing operating performance of our properties and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. We adjust EBITDA when evaluating our performance because we believe that the exclusion of certain items, such as gains and losses related to real estate transactions and impairment losses (“Adjusted EBITDA”), provides useful supplemental information to investors regarding our ongoing operating performance.

Summary of 2011 Operating Results

	Operating Results (in millions, except per share and hotel statistics) Year ended December 31,
	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
Total revenues	$4,998	$4,428	12.9%	$4,135	7.1%
Comparable hotel revenues (a)	4,315	4,087	5.6	N/A	4.2
Net loss	(16)	(132)	87.9	(258)	48.8
Adjusted EBITDA	1,018	834	22.1	798	4.5

Diluted loss per share	$(.02)	$(.21)	90.5%	$(.45)	53.3%
NAREIT FFO per diluted share	.89	.68	30.9	.51	33.3
Adjusted FFO per diluted share	.92	.74	24.3	.79	(6.3)
Comparable hotel RevPAR (a)	$129.97	$122.47	6.1%	N/A	5.8%

(a)	Comparable hotel operating statistics for 2011 and 2010 are based on 104 comparable hotels as of December 31, 2011. The percent change from 2009 and 2010 are based on 108 comparable hotels as of December 31, 2010.

During 2011, RevPAR at our comparable hotels increased 6.1% compared to 2010 as a result of improvements in overall lodging demand, combined with low supply growth in the industry. While the recovery in the overall economy has been slower than we expected, 2011 marked the second year of solid growth in the lodging industry as increases in business investment and corporate profits, as well as low levels of new supply, offset the effects of lower than anticipated GDP growth and continued high unemployment. As expected during the recovery process, initially the growth in RevPAR was driven primarily by improvements in occupancy. During 2011, as occupancy approached more normalized levels, RevPAR growth was driven increasingly by increases in average rates. For 2011, RevPAR growth reflects the 4.3% increase in average daily rates, and an occupancy improvement of 1.3 percentage points. The RevPAR growth of our properties was tempered, however, by the effects of major capital projects that were on-going throughout the year, particularly those at some of our largest properties, such as the Sheraton New York Hotel & Towers and the Philadelphia Marriott Downtown. RevPAR would have increased an additional 40 basis points for the full year if the results of these two properties were excluded. Combined with the improvements in RevPAR, total owned hotel revenues increased 7.0% due to the inclusion of the operations of 14 hotels acquired in 2010 and 2011 (the “Recent Acquisitions”), which increased revenues by $353 million and $57 million, respectively.

Rate increases for the year have been driven primarily by increases in transient business across all segments in the category, as well as improvements in corporate group business. Group demand has recovered more slowly as weak association group demand has offset the improvement in corporate group demand.

Food and beverage revenue for 2011 increased by 10.5% compared to 2010, which increase was driven by a 5.5% improvement in comparable hotel food and beverage revenue and incremental food and beverage revenues from our Recent Acquisitions of $74 million, or 5.7% for the year. Improvements in banquet and audio-visual revenue were a significant driver of the growth in comparable food and beverage revenues.

As a result of these trends, total comparable revenues for our owned hotels increased $228 million, or 5.6%, to approximately $4.3 billion for the year. In addition to the hotel revenues for our owned hotels described above, our other revenues increased $54 million due to incremental revenue from the 53 Courtyard by Marriott hotels leased from Hospitality Properties Trust that previously had been sublet (the “HPT portfolio”; see “—Off-Balance Sheet Arrangements and Contractual Obligations”). Therefore, total revenues increased $570 million, or 12.9%, to approximately $5.0 billion for 2011.

Operating margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 150 basis points for the full year 2011. Operating margins calculated using GAAP measures are significantly affected by several items, including our Recent Acquisitions. Our comparable hotel adjusted operating profit margins, which exclude, among other items, operations from our recently acquired hotels, depreciation and corporate expenses, increased 90 basis points.

Net loss for Host Inc. decreased $116 million in 2011 to a loss of $16 million and Adjusted EBITDA increased $184 million, or 22.1%, to $1,018 million. Net loss, GAAP operating profit and Adjusted EBITDA all were affected negatively by the forfeiture of the $15 million deposit on the terminated transaction to acquire the Grand Hyatt, Washington, D.C. in December 2011.

Host Inc.’s diluted loss per common share decreased $.19 to a loss in 2011 of $.02. The reduction in our loss per diluted share reflects the improvement in operating results at our hotels as described above. Host Inc.’s NAREIT FFO per diluted share and Adjusted FFO per diluted share of $.89 and $.92, respectively, increased 30.9% and 24.3% for 2011. For 2011, the $15 million deposit forfeiture discussed above reduced NAREIT FFO per diluted share and Adjusted FFO per diluted share by $.02.

The trends and transactions described above for Host Inc. similarly affected the operating results for Host L.P, as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the outside partners of Host L.P. For the year, Host L.P.’s net loss declined $116 million to $16 million, and the loss per diluted unit declined $.19 to $.02 per unit.

Investing Activities

Acquisitions. We believe that the lodging industry continues to present opportunities to purchase assets with high growth potential at a significant discount to replacement cost. Many of the prospective acquisition opportunities are expected to be driven by debt maturities on over-leveraged assets that were refinanced in 2006 and 2007 as owners may look to sell as they face refinancing challenges with lower loan to value ratios and higher interest rates. In many cases, we expect that these owners will seek to meet their financing obligations through an all cash sale of the hotel. As the recovery continues, we expect to see more competition in the acquisition market, especially from private equity and foreign sovereign wealth firms. During 2011, we completed the following acquisitions:

•

On September 1, 2011, we acquired the remaining 51% partnership interest in the Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort, for $11 million. We previously held a 49% limited partner interest in the entity.

•

On April 29, 2011, we acquired a 75% common voting interest and a preferred interest in the joint venture that owns the 364-room Hilton Melbourne South Wharf, Australia. The total transaction value, including the 25% voting interest retained by the previous owners, was A$142 million ($152 million) and included the assumption of an existing A$80 million ($86 million) mortgage loan. We are entitled to receive a cumulative priority return of 12% based on our initial investment of A$45 million ($48 million) plus 75% of the distributable cash after our partner’s subordinated preferred interest.

•	On March 23, 2011 we acquired the 775-room New York Helmsley Hotel for $313.5 million. The property is managed by Starwood and will be converted to the Westin brand in 2012.

•

On March 17, 2011, we acquired the 1,625-room Manchester Grand Hyatt San Diego for $572 million (which includes the payment of $19 million for the existing FF&E replacement fund). The transaction was comprised of cash consideration of $566 million, including the repayment of $403 million of existing loans and the issuance of approximately 0.3 million OP units valued at $6 million.

•

On February 18, 2011, we acquired a portfolio of seven midscale and upscale hotels totaling 1,207 rooms in New Zealand for approximately NZ$190 million ($145 million), at which time we entered into an NZ$105 million ($80 million) mortgage. The properties are operated by Accor under the ibis and Novotel brands.

Also during the year, as part of the expansion of the Euro JV, we transferred the Le Méridien Piccadilly to Fund II thereof and received proceeds from the transfer of $40 million. Fund II also purchased the Pullman Bercy, Paris in 2011 for approximately €96 million ($132 million).

Redevelopment and Return on Investment Capital Expenditures. During 2011 and 2010, we invested a total of $215 million and $114 million, respectively, in redevelopment and ROI expenditures that primarily consisted of large-scale redevelopment projects at numerous properties. We expect that our investment in redevelopment and ROI expenditures in 2012 will total approximately $235 million to $275 million. Significant redevelopment capital expenditures during the year included the following projects:

•	Sheraton New York Hotel & Towers – the complete renovation of all 1,777 rooms, as well as major mechanical upgrades to the heating and cooling system;

•	Atlanta Marriott Perimeter Center – complete redevelopment of the hotel, including rooms renovation, lobby enhancements, mechanical systems upgrades, parking garage and exterior enhancements;

•	Chicago Marriott O’Hare – complete redevelopment of the hotel, including rooms renovation, new meeting space and the creation of a new great room and lobby;

•	San Diego Marriott Marquis & Marina – continuation of the extensive renovation and redevelopment project begun in 2010; and

•	Sheraton Indianapolis – renovation of rooms, lobby, fitness center, bar and restaurant, as well as the conversion of an existing tower into 129 apartments.

Included in our ROI expenditures are capital projects at our recently acquired hotels that we considered as part of our initial investment. In 2011, acquisition capital expenditures accounted for $13 million of our ROI capital expenditures as we began the renovation of all 270 rooms at the W New York – Union Square and the rebranding of the New York Helmsley Hotel to a Westin, including a redesign of all 773 rooms and a new lobby bar and restaurant. These projects will continue in 2012 and will include the planned renovation of all of the guestrooms at the Manchester Grand Hyatt San Diego. During 2012, we anticipate that these projects will account for $80 million to $100 million of our ROI expenditures.

Renewal and Replacement Capital Expenditures. In addition to the redevelopment/ROI expenditures described above, we spent $327 million and $195 million on renewal and replacement expenditures during 2011 and 2010, respectively. During 2011, our renewal and replacement projects included the renovation of over 5,300 rooms, 98,000 square feet of public space and 515,000 square feet of meeting space. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Major projects completed in 2011 included the renovation of the 45,000 square foot Broadway ballroom and 975 rooms at the New York Marriott Marquis, over 87,500 square feet of meeting space and 1,200 rooms in the main tower of the Philadelphia Marriott Downtown and 98,700 square feet of meeting space at the Sheraton Boston. Major renewal and replacement projects that were underway during the fourth quarter of 2011 included all 884 rooms at the JW Marriott Desert Springs and 39,750 square feet of meeting space at the New Orleans Marriott. We expect our investment in renewal and replacement expenditures in 2012 will total approximately $310 million to $330 million.

Dispositions. We disposed of one non-core property in 2011 for proceeds of $6 million. During 2012, we plan to increase our disposition activity, subject to market conditions that remain challenging. We believe that transaction activity will increase as the year progresses and we remain committed to our strategy of reducing our exposure to non-core hotels located in secondary and tertiary markets. We also will consider selling properties in primary markets on an opportunistic basis.

Financing Activities

During 2011, we continued to make progress in our goal to strengthen the balance sheet by lowering our debt-to-equity ratio and improving our overall credit statistics, as defined in our credit facility and senior note indentures. As our operations have improved during 2010 and 2011, we have focused on strategically raising and deploying capital to improve our overall leverage ratios, while at the same time completing substantial investments in our portfolio through acquisitions and capital investments. Specifically, during the year we completed the following significant financing transactions.

•	We issued $300 million of 6% Series Y senior notes and $500 million of 5 7/8% Series W senior notes for aggregate net proceeds of $784 million.

•

Proceeds from the senior notes issuances were used to redeem or repay $454 million of debt, including the remaining $250 million of 7 1/8% Series K senior notes, $154 million of exchangeable senior debentures and $50 million under our credit facility. Additionally, we intend to use the proceeds from the issuance of the Series Y senior notes, along with available cash, to redeem the remaining $388 million of our 2 5/8% exchangeable senior debentures (the “2007 Debentures”) on April 15, 2012, at which time they can be put to us for cash by the holders.

•

In June 2011, holders of $134 million of our 3 1/4% exchangeable debentures (the “2004 Debentures”) elected to exchange their debentures for 8.8 million common shares of Host Inc. upon our notice of intent to redeem $150 million of the debentures in May. The remaining $16 million was paid in cash.

•

We entered into a new senior revolving credit facility that replaced our existing senior revolving credit facility that allows for revolving borrowings in an aggregate principal amount of up to $1 billion, an increase of $400 million. The interest rate spread for LIBOR-based borrowings ranges from 175 to 275 basis points. The spread on U.S. dollar based borrowings based on our credit statistics as of December 31, 2011 is 200 basis points. The new facility has an initial maturity of November 2015 with an option to extend for one additional year, subject to certain conditions and the payment of an extension fee.

•	We refinanced the $79 million mortgage loan that we had assumed as part of the acquisition of the Hilton Melbourne South Wharf, lowering the all-in interest rate by 400 basis points to 6.77%.

•

We issued 19.1 million common shares under our “at the market” offering programs. The shares were issued at an average price of $17.09 per share for net proceeds of $323 million. Proceeds from these issuances were used to fund acquisitions and capital investments.

We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditures programs and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

2012 Outlook

While the uncertain economic conditions and the European sovereign debt crisis will clearly impact our business, we believe that, other than in Europe, lodging demand will continue to grow based on a number of positive signs. These signs include consensus estimates for U.S. GDP growth of 2.2% in 2012, coupled with expected increases in business investment, a key driver for the lodging industry, rising corporate profit and slight improvements in employment. We believe the combination of these factors will result in solid growth in the lodging industry in 2012. As the recovery continues, we anticipate that improvements in RevPAR will be driven by increases in both rate and occupancy, though rate growth likely will be the key driver.

At the same time, we also anticipate that supply growth in the lodging industry will continue to remain at historically low levels in 2012 as the disruption in the credit markets and weak lodging performance caused a significant decline in new hotel construction starts over the last two years. This decline particularly may be relevant for the markets and lodging sectors in which we compete due to the long-term planning and high level of investment associated with luxury and upper upscale lodging properties in urban and resort destinations. As a result, we believe that supply growth should remain below the historical trend for the lodging industry for 2012, resulting in occupancy gains that will have a positive effect on revenues and cash flow growth.

Based on the trends discussed above and the forecast redevelopment and ROI projects, as well as other capital expenditures at our properties, we anticipate that comparable hotel RevPAR will increase 4% to 6% during 2012. We believe that the positive trends in the lodging industry create the opportunity for business improvements, which, when combined with our strategy to enhance our portfolio through acquisitions and capital projects, ultimately will improve the competitive position of our properties and increase stockholder value. However, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. See also “Risk Factors.”

Results of Operations

The following table reflects certain line items from our audited statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	2011	2010	% Change 2010 to 2011		2009	% Change 2009 to 2010
Revenues:
Owned hotel revenues	$4,745	$4,229	12.2%		$4,028	5.0%
Other revenues (1)	253	199	27.1		107	86.0

Operating costs and expenses:
Property-level costs (2)	4,565	4,100	11.3		3,870	5.9
Corporate and other expenses	111	108	2.8		116	(6.9)
Gain on insurance settlement	2	3	(33.3)		—	N/M(5)
Operating profit	324	223	45.3		149	49.7
Interest expense	371	384	(3.4)		379	1.3
Loss from discontinued operations	(4)	(4)	—		(61)	(93.4)

All hotel operating statistics (3):
RevPAR	$130.70	$121.46	7.6%		$112.57	7.9%
Average room rate	$181.88	$173.17	5.0%		$170.93	1.3%
Average occupancy	71.9%	70.1%	1.7	pts.	65.9%	4.3	pts.

Comparable hotel operating statistics (4):
RevPAR	$129.97	$122.47	6.1%		N/A	5.8%
Average room rate	$180.32	$172.95	4.3%		N/A	0.1%
Average occupancy	72.1%	70.8%	1.3	pts.	N/A	3.8	pts.

Host Inc.:
Net loss attributable to non-controlling interests	$1	$2	(50)%		$6	(66.7)%
Net loss attributable to Host Hotels & Resorts, Inc.	(15)	(130)	88.5		(252)	48.4

Host L.P.:
Net loss attributable to non-controlling interests	$1	$—	N/M		$1	N/M
Net loss attributable to Host Hotels & Resorts, L.P.	(15)	(132)	88.6%		(257)	48.6%

(1)	Includes the results of the 53 hotels leased from HPT in 2011, and the 71 hotels leased from HPT in 2010 and 2009, which operations we consolidated beginning July 7, 2010 as a result of the termination of the subleases with our subtenant. The line item also includes rental income earned prior to the sublease terminations.
(2)	Amounts represent operating costs and expenses per our consolidated statements of operations, less corporate and other expenses and the gain on insurance settlement.
(3)	Operating statistics are for all properties as of December 31, 2011, 2010 and 2009, and include the results of operations for hotels we have sold prior to their disposition.
(4)	Comparable hotel operating statistics for 2011 and 2010 are based on 104 comparable hotels as of December 31, 2011. The percent change from 2009 and 2010 are based on 108 comparable hotels as of December 31, 2010.
(5)	N/M=Not Meaningful

Hotel Sales Overview

	2011	2010	% Change 2010 to 2011	2009	% Change 2009 to 2010
	(in millions)			(in millions)
Revenues
Rooms	$3,022	$2,661	13.6%	$2,484	7.1%
Food and beverage	1,427	1,291	10.5	1,234	4.6
Other	296	277	6.9	310	(10.6)

Owned hotel revenues	4,745	4,229	12.2	4,028	5.0
Other revenues	253	199	27.1	107	86.0

Total revenues	$4,998	$4,428	12.9	$4,135	7.1

2011 Compared to 2010. In 2011, hotel sales grew 12.2% for our owned hotels, due to strong growth in RevPAR at our properties, as well as the inclusion of operations for 10 hotels acquired in early 2011 and a full year of operations for four hotels acquired in 2010 (“Recent Acquisitions”). Revenues for properties sold in 2011 or 2010 have been reclassified to discontinued operations.

Rooms. The increase in room revenue in 2011 reflects our 6.1% improvement in comparable hotel RevPAR, which was driven by the 4.3% increase in average room rates. Rooms’ revenue increased an additional 7.9% due to incremental revenues from our Recent Acquisitions.

Food and beverage. The increase in food and beverage revenue reflects an increase of 5.5% at our comparable hotels, with the majority of growth generated from our banquet and audio-visual revenue. Food and beverage revenue increased an additional 5.7% due to incremental revenues from our Recent Acquisitions.

Other. The increase in other revenues for owned hotels in 2011 primarily is due to incremental revenues from our Recent Acquisitions. We also began to see improvement in the fourth quarter in spa and golf revenues as group business improved.

Other revenues. For 2011, the increase primarily was driven by the inclusion of a full year of revenues for the leased HPT hotels, which includes hotel revenues of $214 million, compared to $123 million of hotel revenues and $44 million of rental income recorded in 2010. On July 7, 2010, in connection with the termination of subleases for 71 hotels leased from HPT, we began recording the operations of the hotels instead of rental income. On December 30, 2011, we entered into a settlement with our subtenant related to the termination of the subleases, which resulted in an additional $7 million of income being recorded in 2011 to compensate us for a portion of our losses subsequent to the sublease termination.

While management evaluates the performance of each individual hotel against its competitive set in a given market, overall we evaluate the portfolio operating results using three different criteria: property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type. The following tables set forth performance information for 2011 and 2010:

Comparable Hotels Portfolio by Property Type (a)

	As of December 31, 2011		Year ended December 31, 2011			Year ended December 31, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	50	32,282	$194.40	73.7%	$143.33	$186.87	73.2%	$136.76	4.8%
Suburban	28	10,564	145.56	67.9	98.77	139.45	66.0	91.98	7.4
Resort/Conference	13	8,082	215.19	67.5	145.24	204.83	65.3	133.76	8.6
Airport	13	6,275	122.85	76.6	94.09	116.03	73.9	85.73	9.7

All Types	104	57,203	180.32	72.1	129.97	172.95	70.8	122.47	6.1

(a)	The reporting period for 2011 is from January 1, 2011 to December 30, 2011 and for 2010 is from January 2, 2010 to December 31, 2010 for our Marriott hotels. For further discussion, see “—Comparable Hotel Operating Statistics—Reporting Periods.”

During 2011, comparable hotel RevPAR increased across all of our hotel property types. Our airport properties led the portfolio with a 9.7% increase for the year, driven by an improvement in average room rates of 5.9%, as well as strength at our San Francisco airport hotels. Our resort/conference hotels also experienced a significant RevPAR increase of 8.6%, led by our Hawaiian properties. Our urban properties lagged the portfolio as a whole, with a RevPAR increase of 4.8%. Strong performance in our west coast urban markets, particularly San Francisco and San Diego, was offset by renovation disruption at the Sheraton New York Hotel and Towers and Philadelphia Marriott Downtown, as well as weak overall demand in our Washington, D.C. and Atlanta urban markets. RevPAR improved at our suburban hotels by 7.4% for the year, driven by an increase in rate of 4.4% and an increase in occupancy of 1.9 percentage points.

Comparable Hotel Sales by Geographic Region. The following tables set forth performance information for 2011 and 2010:

Comparable Hotels by Region (a)

	As of December 31, 2011		Year ended December 31, 2011			Year ended December 31, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	26	14,581	$172.15	75.4%	$129.74	$161.38	71.6%	$115.55	12.3%
Mid-Atlantic	10	8,352	241.47	77.9	188.17	225.63	79.9	180.38	4.3
South Central	9	5,687	147.86	68.6	101.36	142.83	67.1	95.80	5.8
Florida	9	5,677	183.14	69.7	127.71	178.23	68.7	122.37	4.4
DC Metro	12	5,416	194.48	74.0	143.90	191.55	74.0	141.83	1.5
North Central	10	4,358	145.00	70.6	102.33	139.68	69.0	96.39	6.2
New England	7	3,924	171.39	71.3	122.28	172.19	69.6	119.83	2.1
Atlanta	7	3,846	157.31	65.0	102.32	156.55	64.5	101.00	1.3
Mountain	7	2,889	157.90	65.0	102.59	149.32	63.2	94.30	8.8
International	7	2,473	170.64	65.3	111.46	157.91	65.7	103.80	7.4

All Regions	104	57,203	180.32	72.1	129.97	172.95	70.8	122.47	6.1

(a)	The reporting period for 2011 is from January 1, 2011 to December 30, 2011 and for 2010 is from January 2, 2010 to December 31, 2010 for our Marriott hotels. For further discussion, see “—Comparable Hotel Operating Statistics—Reporting Periods.”

For 2011, comparable hotel RevPAR improved across all of our geographic regions when compared to 2010. Our Pacific region was the top performing region, with a RevPAR increase of 12.3% that was driven by strong group and transient demand in our Hawaiian, San Diego and San Francisco markets.

The 8.8% RevPAR improvement in our Mountain region was driven primarily by strong growth in the Phoenix market, which increased by 13.3% for 2011. The increase in the Phoenix market was a result of strong group demand, aided by the construction of a new ballroom and meeting space at the Westin Kierland in 2010, as well as increases in both group and transient rates.

The North Central region had an increase in RevPAR of 6.2%, led by our Chicago market, which had increases in both transient and group demand, resulting in RevPAR growth of 6.9%.

RevPAR in our South Central region grew 5.8% for the year, driven mainly by our Houston market, which saw strong increases in rate of 5.5% and occupancy of 3.5 percentage points as a result of an increase in retail and corporate transient demand.

Results in our Florida region were mixed. The Miami and Ft. Lauderdale market experienced a 7.3 percentage points improvement in occupancy, primarily due to strong group demand, aided by the renovation of the Miami Biscayne Bay Marriott, which was completed in 2010. RevPAR growth at our Orlando World Center Marriott had an increase of just 1%, due to lower than expected group demand.

The RevPAR growth in our Mid-Atlantic region of 4.3% lagged the portfolio as a whole due to lower levels of rate growth and the effect of new supply in the New York market, as well as significant renovations at the Sheraton New York Hotel & Towers and the Philadelphia Marriott Downtown.

Our DC Metro and Atlanta regions underperformed the portfolio as a whole, with RevPAR growth of 1.5% and 1.3%, respectively. For our DC Metro market, weak group and transient demand, along with discounted leisure rates, slowed rate growth. Our Atlanta market was negatively affected by the decline in city-wide demand, as well as renovations at the JW Marriott, Buckhead, particularly in the second half of 2011.

Hotel Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 104 of our hotels for which information is available from our managers.

In 2011, overall transient revenues increased 6.9% when compared to 2010, reflecting a 4.6% improvement in average rate and a 2.2% increase in room nights. Average daily rates improved consistently for all transient segments. The improvement in transient demand was driven by increases in special corporate room nights.

During 2011, group revenues increased approximately 5.3%. Average daily rates improved 3.4%, reflecting a consistent rate growth for all group customer segments. Overall, group demand improved 1.7% for the year. The improvement was due entirely to an increase in demand in the corporate group segment, as association and other group business declined during 2011.

2010 Compared to 2009. In 2010, hotel sales grew 5.0% for our owned hotels, reflecting strong growth in RevPAR at our properties, as well as increases in food and beverage revenues, partially offset by a decline in attrition and cancellation fees. Revenues for properties sold in 2010 or 2009 have been reclassified to discontinued operations.

Rooms. The increase in room revenue in 2010 was consistent with the overall increase in RevPAR, primarily due to occupancy gains at our hotels. While the majority of the increase is due to the 5.8% increase in RevPAR at our comparable hotels, there also was a 1.7% increase related to the revenues recorded at the hotels acquired during the year.

Food and beverage. The increase in food and beverage revenue in 2010 primarily was attributable to increased occupancy, which contributes to greater demand for catering and banquet business.

Other. The decrease in other revenues for owned hotels in 2010 is primarily a result of a decline in attrition and cancellation fees of approximately $37 million.

Other revenues. For 2010, the increase primarily was driven by the inclusion of the revenues for the leased HPT hotels. For 2010, revenues for hotels leased from HPT include hotel revenues of $123 million and rental income of $44 million. For 2009, revenues for hotels leased from HPT include rental income of $79 million. The property revenues and rental income recorded, less the hotel expenses and rental expenses for the HPT properties, resulted in net losses of $13 million and $1 million for 2010 and 2009, respectively.

While management evaluates the performance of each individual hotel against its competitive set in a given market, overall we evaluate the portfolio operating results using three different criteria: property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type. The following tables set forth performance information for 2010 and 2009:

Comparable Hotels Portfolio by Property Type (a)

	As of December 31, 2010		Year ended December 31, 2010			Year ended December 31, 2009
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	52	33,123	$185.53	72.5%	$134.50	$182.59	69.0%	$125.90	6.8%
Suburban	29	10,964	138.29	65.6	90.73	139.71	61.1	85.32	6.3
Resort/Conference	13	8,082	204.83	65.3	133.76	215.19	61.1	131.57	1.7
Airport	14	6,956	115.98	71.8	83.30	115.61	68.5	79.18	5.2

All Types	108	59,125	171.43	70.2	120.26	171.25	66.4	113.66	5.8

(a)	The reporting period for 2010 is from January 2, 2010 to December 31, 2010 and for 2009 is from January 3, 2009 to January 1, 2010 for our Marriott hotels. For further discussion, see “—Comparable Hotel Operating Statistics—Reporting Periods.”

During 2010, comparable hotel RevPAR increased across all of our hotel property types. Our urban properties led the portfolio, with a 6.8% increase in RevPAR for the year. The continued improvement in demand has allowed our operators to begin to increase the average room rates at our urban properties, which improved 1.6% overall for the year. Our suburban properties also experienced a significant RevPAR increase in 2010, driven by strength in the suburban Boston, Orange County and San Francisco markets. Our resort/conference hotels lagged the portfolio as a whole, as the 7.9% improvement in RevPAR at our resort/conference properties in our Florida region were partially offset by the RevPAR declines in the Phoenix and Palm Springs markets. RevPAR at our Airport properties improved 5.2% for the year, driven by strong demand growth in the Chicago and San Francisco airport markets.

Comparable Hotel Sales by Geographic Region. The following tables set forth performance information for 2010 and 2009:

Comparable Hotels by Region (a)

	As of December 31, 2010		Year ended December 31, 2010			Year ended December 31, 2009
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	26	14,581	$161.38	71.6%	$115.55	$166.08	67.1%	$111.38	3.7%
Mid-Atlantic	10	8,328	225.63	79.9	180.38	219.22	76.4	167.47	7.7
North Central	13	5,897	133.87	63.9	85.52	130.80	61.8	80.85	5.8
South Central	9	5,687	142.83	67.1	95.80	143.88	63.8	91.83	4.3
Florida	9	5,677	178.23	68.7	122.37	182.88	62.9	115.04	6.4
DC Metro	12	5,416	191.55	74.0	141.83	190.52	73.6	140.13	1.2
Atlanta	8	4,253	152.04	63.8	96.94	152.32	58.2	88.63	9.4
New England	7	3,924	172.19	69.6	119.83	165.77	65.2	108.10	10.8
Mountain	7	2,889	149.32	63.2	94.30	157.85	59.4	93.69	0.7
International	7	2,473	157.91	65.7	103.80	143.29	61.6	88.21	17.7

All Regions	108	59,125	171.43	70.2	120.26	171.25	66.4	113.66	5.8

(a)	The reporting period for 2010 is from January 2, 2010 to December 31, 2010 and for 2009 is from January 3, 2009 to January 1, 2010 for our Marriott hotels. For further discussion, see “—Comparable Hotel Operating Statistics—Reporting Periods.”

For 2010, comparable hotel RevPAR improved across all of our geographic regions when compared to 2009. Our New England region was the top performing U.S. region, with RevPAR growth of 10.8%, driven by RevPAR growth of 11.6% in the Boston market. This increase was due to strong group and transient demand, as occupancy increased 5.0 percentage points and average room rates increased 3.9%.

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

Our DC Metro region underperformed the portfolio in terms of RevPAR growth, which underperformance reflects difficult comparisons to the prior year, particularly during the first quarter, due to the 2009 presidential inauguration and other government-related activities.

Hotel Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 108 of our hotels for which information is available from our managers.

In 2010, overall transient revenues increased 7.6% when compared to 2009, reflecting an increase in total room nights of 4.9%, and an increase in average rates of 2.6%. The rate increase was driven primarily by a 5.0% increase in average rate for corporate transient business and a shift in mix away from discounted business.

During 2010, group revenues increased approximately 3.5%, reflecting an increase in total room nights of 6.7%, partially offset by a decrease in average rates of 3.0%. Typically, recovery in the group segment will follow improvement in transient demand due to longer booking lead times. As a result, a large portion of the 2010 group business was sold at the lower rates in effect in prior periods. Therefore, while we did experience improvements in group demand, improvements in overall group revenue continues to lag that of transient revenue.

Property-level Operating Expenses

	2011	2010	% Change 2011 to 2010	2009	% Change 2010 to 2009
	(in millions)			(in millions)
Rooms	$832	$734	13.4%	$681	7.8%
Food and beverage	1,062	965	10.1	933	3.4
Other departmental and support expenses	1,261	1,151	9.6	1,099	4.7
Management fees	189	171	10.5	158	8.2
Other property-level expenses	569	488	16.6	386	26.4
Depreciation and amortization	652	591	10.3	613	(3.6)

Total property-level operating expenses	$4,565	$4,100	11.3	$3,870	5.9

2011 compared to 2010 and 2010 compared to 2009. Our operating costs and expenses, both of which are fixed and variable, are affected by a number of factors. As previously discussed, room expense is affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense correlates closely with food and beverage revenues, and is affected by occupancy as well as the type of customers staying at the hotel. However, the most significant expense for both room expense and food and beverage expense is related to wages and employee benefits, which comprise approximately 55% of these expenses in any year. Other property-level expenses consist of property taxes, which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels. The overall increases in operating expenses in 2011 and 2010 are consistent with higher overall RevPAR at our properties and increases in occupancy and rates at our hotels. The increase also is a result of the inclusion of expenses for Recent Acquisitions, which were $295 million and $45 million in 2011 and 2010, respectively. Property-level operating expenses exclude the costs associated with hotels we have sold during the periods presented, which costs are included in discontinued operations.

Rooms. The increase in rooms expenses reflects a 5.7% increase in expenses at our comparable hotels, due primarily to higher wages, benefits, travel agent commissions and reservations expenses, as well as the increase in occupancy during the year. Rooms expense also increased 8.0% due to the inclusion of an incremental $59 million in expenses from our Recent Acquisitions. The increase in rooms expenses in 2010 was consistent with the overall increase in occupancy during the year and higher wage costs.

Food and beverage. The increase in food and beverage expenses at our hotels reflects a 4.8% increase at our comparable hotels due to increases in food and beverage business, however, the overall productivity for the department improved. Food and beverage expense also increased 5.6% due to the inclusion of an incremental $54 million in expenses from our Recent Acquisitions. The increase in food and beverage costs in 2010 reflects the increase in revenues, partially offset by the positive shift in the mix of business to more catering and audio visual revenues. However, for 2010, weak productivity in banquet sales hurt overall profitability.

Other departmental and support expenses. The increase in other departmental and support expenses in 2011 resulted from the Recent Acquisitions, along with increases in sales and marketing and administrative expenses. The increase in revenues drove an increase in non-controllable hotel expenses during 2010, such as credit card commissions, bonus expense, loyalty rewards program expenses and cluster and shared service allocations.

Management fees. Our base management fees, which generally are calculated as a percentage of total revenues, increased 9.8% for 2011 and 3.9% in 2010, which is a result of the increase in revenues at our comparable hotels, as well as the inclusion of management fees for our Recent Acquisitions. The incentive management fees, which are based on the level of operating profit at each property after the owner has received a priority return on its investment, increased 16.0% in 2011 and 17.5% in 2010, consistent with the increase in operating profit at those properties earning the incentive fees.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. For 2011 and 2010, the increase was driven primarily by the inclusion of the HPT hotel expenses discussed below.

For 2011, expenses for hotels leased from HPT include rental expense of $68 million due to HPT, as well as $159 million of hotel expenses. For 2010, expenses for hotels leased from HPT include rental expense of $84 million due to HPT, as well as the $96 million of hotel expenses incurred subsequent to the sublease termination. For 2009, expenses for hotels leased from HPT represent rental expense due to HPT of $80 million.

Depreciation and amortization. The increase in depreciation expense in 2011 is due to the inclusion of depreciation expense for newly acquired properties and recent capital expenditures. The decline in depreciation expense in 2010 is due to impairment charges of approximately $20 million recorded in 2009.

Other Income Statement Line Items

Corporate and Other Expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs, such as employee stock-based compensation expense, travel, corporate insurance, legal fees, acquisition-related costs, audit fees, building rent and systems costs. Corporate expenses increased approximately $3 million in 2011 due to the $15 million loss on the forfeited deposit for the Grand Hyatt Washington, D.C. transaction and the accrual of $5 million of additional litigation costs, which was largely offset by the decline in employee stock compensation. The stock based compensation is based on employee performance, as well as Host Inc.’s stockholder return relative to other REITs and to other lodging companies and will vary significantly due to fluctuations in Host Inc.’s stock price.

Corporate expenses decreased $8 million in 2010 compared to 2009. The decrease primarily was due to litigation costs of $41 million accrued in 2009 for a potential litigation loss. The decrease was offset partially by an increase in stock-based compensation expense and bonus accruals, as they returned to more normalized levels in 2010, and an increase of $10 million due to costs associated with consummated property acquisitions.

Gain on Insurance Settlement. During 2011, we recorded a gain of $2 million related to the receipt of business interruption insurance for our two properties in Christchurch, New Zealand, both of which were affected by an earthquake in February 2011. The two properties were damaged substantially and remain closed. We believe the property damage is covered under our insurance policy. We recorded a gain on insurance settlement of $3 million in 2010 for business interruption insurance related to our two hotels in Chile, both of which were affected by the earthquake in July 2010.

Interest Expense. The decrease in interest expense during 2011 is due primarily to a decrease in costs associated with debt extinguishments (including the acceleration of deferred financing costs and original issue discounts), which totaled $9 million in 2011, compared to $21 million in 2010. After adjusting for debt extinguishment, interest expense was comparable to 2010 levels. In addition, savings from the fixed-to-floating interest rate swap that we entered into in the second half of 2009 for our $300 million mortgage on The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa reduced interest expense by $6 million for 2011 and 2010 and $1 million in 2009.

The increase in interest expense during 2010 from 2009 is due primarily to costs associated with debt extinguishments totaling $21 million, compared to a net gain of $9 million on debt extinguishments in 2009. This increase was offset partially by a net decrease in our overall debt balance, which resulted in interest savings of approximately $23 million.

Equity in Earnings (Losses) of Affiliates. The increase in earnings of affiliates during 2011 primarily is due to the inclusion of the operations of the Le Méridien Piccadilly and the Pullman Paris Bercy in Fund II of the Euro JV and also reflects a 5.5% growth in RevPAR at the comparable hotels within the joint venture due to rate improvements. In 2009, we determined that the carrying value of our investment in the Euro JV exceeded its fair value on an other-than-temporary basis. As a result, we recorded an impairment charge of $34 million, which significantly decreased equity in earnings (losses) of affiliates for 2009, particularly when compared to 2011 and 2010.

Benefit for Income Taxes. We lease substantially all of our properties to consolidated subsidiaries designated as TRS for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The decrease in the tax benefit in each of 2011 and 2010 reflects year-over-year improvements in property operations recognized by our TRS, as well as increases in foreign taxes in 2011.

Discontinued Operations. Discontinued operations consist of one hotel disposed of in 2011, two hotels disposed of in 2010 and six hotels disposed of in 2009 and represent the results of operations and the gains on the disposition of these hotels during the indicated periods. The following table summarizes the revenues, loss before taxes, and the gain (loss) on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition for the periods presented (in millions):

	2011	2010	2009
Revenues	$5	$14	$81
Loss before taxes	(4)	(3)	(88)
Gain (loss) on dispositions, net of tax	—	(2)	26

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P. Host L.P. generates the capital required by our business through its operations, the direct or indirect incurrence of indebtedness and the issuance of OP units. Host Inc. is a REIT and its only material asset is the ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. Proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of the liquidity and capital resources of each entity as the discussion below can be applied to both Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility, given the inherent volatility in the lodging industry. During 2011, as operations have improved, we maintained our focus on strategically decreasing our debt-to-equity ratio through (i) acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances, and (ii) the repayment and refinancing of senior notes and mortgage debt to extend maturity dates and lower interest rates.

We also look to structure our debt profile to allow us to access different forms of financing, primarily senior notes, exchangeable debentures and corporate credit facility draws, as well as mortgage debt. Generally, this means that we will look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities, and maintain a balanced maturity schedule. As of December 31, 2011, 107 of our 121 hotels were unencumbered by mortgage debt and approximately 81% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, all of which are not collateralized by specific hotel properties. Additionally, our maturities for 2012 are 6.9% of our total debt ($7 million of senior notes and $388 million of exchangeable debentures). We also entered into a new senior revolving credit facility that expanded our revolving borrowing capacity to $1 billion and has an initial maturity of November 2015. As a result, our liquidity position remains very strong, with approximately $826 million of cash and cash equivalents and $883 million of available capacity under our credit facility. As a result of the current operating environment and the flexibility provided by our credit facility, we anticipate that over time we will reduce our available cash balances closer to the $100 million to $150 million level. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities and fund our capital expenditures programs. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs. The chart below details our significant cash flows for the three years ended December 31, 2011 (in millions):

	2011	2010	2009
Cash and cash equivalents, beginning of year	$1,113	$1,642	$508
Increase (decrease) in cash and cash equivalents	(287)	(529)	1,134

Cash and cash equivalents, end of year	$826	$1,113	$1,642

Operating activities
Cash provided by operating activities	$661	$520	$552
Investing activities
Acquisitions and investments	(1,096)	(434)	(7)
Dispositions and return of investment	47	12	251
Capital expenditures	(542)	(309)	(340)
Financing activities
Issuances of debt	955	500	906
Net draws (repayments) on credit facility	63	56	(410)
Repurchase of senior notes, including exchangeable debentures	(404)	(821)	(139)
Debt prepayments and scheduled maturities	(210)	(364)	(342)
Host Inc.:
Common stock issuances	323	406	767
Redemption of preferred stock	—	(101)	—
Dividends on common stock	(70)	(20)	(42)
Host L.P.:
Common OP unit issuance	323	406	767
Redemption of preferred units	—	(101)	—
Distributions on common OP units	(71)	(20)	(43)

Cash Requirements. We use cash primarily for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses, as well as dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host Inc. to make cash distributions are provided by Host L.P. Our primary sources of cash are cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances.

Below is a schedule of our debt maturities through 2014. As of December 31, 2011, our weighted average interest rate is 6.3% and our weighted average maturity is 4.4 years. See “—Financial Condition” for more information on our debt maturities. During 2011, we took advantage of lower interest rates to issue new debt and used the proceeds to repay near-term maturities, resulting in the issuance of approximately $955 million of senior notes and mortgage debt, that has been or will be used to fund the repayment or redemption of $792 million of senior notes and exchangeable debentures (including the $388 million of 2007 Debentures that we expect to be put to us in April of 2012) and $210 million of mortgage debt.

Remaining Debt Maturities 2012 – 2014

(in millions)

	2012	2013	2014
2.625% Exchangeable Senior Debentures (1)	$388	$—	$—
Senior notes	7	—	500
3.250% Exchangeable Senior Debentures (2)	—	—	175
Mortgage loan, Orlando World Center Marriott	—	246	—
Mortgage loan, JW Marriott, Washington, D.C (3)	—	110	—
Mortgage loan, Harbor Beach Marriott Resort & Spa	—	—	134
Mortgage loan, The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa	—	—	300
Other bonds	—	—	32
Principal amortization on other debt	5	3	1

Total maturities	$400	$359	$1,142

(1)	Our 2.625% Exchangeable Senior Debentures are due in 2027, but are subject to a put option by the holders on April 15, 2012, which we anticipate they will exercise. The $388 million represents the face amount of the outstanding principal at December 31, 2011.
(2)	Our 3.250% Exchangeable Senior Debentures are due in 2024, but are subject to a put option by the holders on April 15, 2014. The $175 million represents the face amount of the outstanding principal at December 31, 2011.
(3)	This mortgage can be extended for one year, at our option, provided that debt coverage exceeds certain ratios and other conditions are met.

Capital Resources. As of December 31, 2011, we had approximately $826 million of cash and cash equivalents, which was a decrease of $287 million from December 31, 2010. We also had $883 million available under our credit facility at December 31, 2011. As of December 31, 2011, our secured mortgage indebtedness totaled approximately $1.0 billion, which represents approximately 17% of our overall indebtedness, and is secured by 14 of our hotels. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Therefore, our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges. During 2010 and 2011, we have decreased our near-term debt maturities, expanded our borrowing capacity under our senior revolving credit facility and maintained compliance with our senior note and credit facility covenants.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the New York Stock Exchange (“NYSE”) under our existing or a future “at the market” offering program, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue debentures exchangeable for shares of Host Inc. common stock or senior notes. Given our total debt level and maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In February of 2012, Host Inc.’s Board of Directors authorized repurchases up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). Separately, the Board of Directors authorized redemptions and repurchases of all or a portion of $175 million principal amount of our 3 1/4% exchangeable debentures. Any redemption of the 3 1/4% exchangeable debentures will not reduce the $500 million of Board authority noted above to repurchase other debt securities. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile, and given the movement in prevailing conditions in the capital markets and relative pricing, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur simultaneously.

On April 21, 2011, Host Inc. entered into a new Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The agreement followed the completion of $400 million of sales under a similar agreement, also with BNY Mellon Capital Markets, Inc., that was entered into in 2010. The sales will be made in “at the market” offerings under “SEC” rules, including sales made directly on the NYSE. BNY Mellon Capital Markets, LLC is acting as sales agent. Host Inc. is not under an obligation to sell any shares. During 2011, we issued 19.1 million shares, through this new program and the remaining capacity of the 2010 program, at an average price of $17.09 per share, for net proceeds of $323 million. As of December 31, 2011, we have $174 million of capacity remaining under this program.

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligation to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility and amounts due or payable under our derivative contracts. Our credit exposure in each of these cases is limited. Our exposure with regard to our cash and the $883 million available under our credit facility is mitigated, as the credit risk is spread among a diversified group of investment grade financial institutions. At December 31, 2011, the exposure risk related to our derivative contracts totaled $22 million and the counterparties were investment grade financial institutions.

Sources and Uses of Cash. During 2011, our sources of cash included cash from operations, proceeds from debt and equity issuances and proceeds from the sale or transfer of assets. Uses of cash during the year consisted of acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments and repurchases and distributions to equity holders. During 2012, we anticipate that our primary uses of cash will include acquisitions and investments, capital expenditures at our hotels, the repayment or repurchase of our debt maturing in the near-term and distributions to equity holders. We anticipate that our primary sources of cash for 2012 will include cash from operations and proceeds from equity and debt issuances and hotel dispositions.

Cash Provided by Operations. Our cash provided by operations for 2011 increased $141 million to $661 million compared to 2010 due to improvements in our GAAP operating profit, after adjusting for non-cash items, which primarily consist of depreciation expense.

Cash Used in Investing Activities. Approximately $1.6 billion of cash was used in investing activities during 2011. This included approximately $1.0 billion of acquisitions, which is net of debt and other liabilities assumed and $542 million of capital expenditures. We also invested approximately $49 million of cash in our unconsolidated joint ventures, which was offset partially by the $40 million of proceeds we received for the transfer of the Le Méridien Piccadilly to the Euro JV Fund II.

During 2011, we purchased 10 hotel assets located in New York, San Diego, Melbourne, Australia, and four cities in New Zealand for an aggregate amount of approximately $1.1 billion. We recognized the assets acquired, liabilities assumed and any non-controlling interests in the acquiree at the fair value on the acquisition date.

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

In 2011, total capital expenditures increased $233 million to $542 million. Our renewal and replacement capital expenditures for 2011 were approximately $327 million, which reflects an increase of approximately 68% from 2010 levels. Our renewal and replacement capital expenditures are generally funded by the furniture, fixture and equipment funds established at certain of our hotels (typically funded with approximately 5% of property revenues) and by our available cash. We also spent approximately $215 million in 2011 on ROI/redevelopment projects, which reflects an increase of approximately 89% compared to 2010 levels, as these projects include some of our largest hotels. Capital expenditures have totaled approximately $2.5 billion over the past five years. As a result, we believe that our properties are in a strong competitive position with respect to their market competitors.

The following table summarizes significant investment activities and dispositions that have been completed as of December 31, 2011 (in millions):

Transaction Date		Description of Transaction	Cash Paid	Host’s Investment
Investments/ Acquisitions
September	2011	Acquisition of the remaining 51% of Tiburon Golf Ventures	$(11)	$(11)
June –December	2011	Investment in the Asian JV	(19)	(19)
September	2011	Investment in Euro JV Fund II—Pullman Bercy, Paris acquisition	(20)	(20)
June	2011	Initial investment in Euro JV Fund II—transfer of the Le Méridien Piccadilly (1)	—	(19)
April	2011	Acquisition of a 75% controlling interest in the Hilton Melbourne South Wharf (2)	(48)	(114)
March	2011	Acquisition of the New York Helmsley Hotel	(314)	(314)
March	2011	Acquisition of the Manchester Grand Hyatt San Diego (3)	(566)	(572)
February	2011	Acquisition of the New Zealand portfolio	(145)	(145)
January – December	2011	Investment in Euro JV Fund I	(11)	(11)
September	2010	Acquisition of the JW Marriott, Rio de Janeiro	(47)	(47)
September	2010	Acquisition of a 90% ownership interest of the W New York, Union Square (4)	(78)	(169)
August	2010	Acquisition of the Westin Chicago River North	(165)	(165)
July	2010	Acquisition of the Le Méridien Piccadilly	(53)	(98)
April	2010	Purchase of a mortgage note on a portfolio of hotels	(53)	(53)

		Total acquisitions	$(1,530)	$(1,757)

Dispositions
August	2011	Disposition of South Bend Marriott		$6
June	2011	Proceeds from transfer of Le Méridien Piccadilly (1)		40
June	2010	Disposition of The Ritz-Carlton, Dearborn		3
February	2010	Disposition of Sheraton Braintree		9

		Total dispositions		$58

(1)	Our initial investment in the Euro JV Fund II was funded in conjunction with the transfer of the Le Méridien Piccadilly. We received cash proceeds of $40 million and recorded $19 million for the fair value of the asset transferred.
(2)	The investment price represents our 75% interest and a preferred interest in the joint venture that indirectly owns the hotel.
(3)	Includes payment of $19 million for the FF&E replacement fund retained at the property. Additionally, $6 million of the acquisition was funded through the issuance of common OP units by Host L.P.
(4)	The investment price represents our 90% interest in the joint venture that acquired the hotel, including our portion of the assumption by the joint venture of a $115 million mortgage loan (which was subsequently repaid in 2010) and other liabilities valued at $8.5 million.

Cash Provided by/Used in Financing Activities. Net cash provided by financing activities was $628 million for 2011, as compared to cash used in financing activities of $343 million in 2010. During 2011, cash used consisted of debt repayments or repurchases of approximately $704 million, while we received proceeds of approximately $1.4 billion through the issuance of debt and equity securities.

The following table summarizes significant debt issuances and assumptions, net of deferred financing costs, that have been completed as of December 31, 2011 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt Issuances
November	2011	Proceeds from the issuance of 6%, $300 million Series Y senior notes	$295
November	2011	Issuance of mortgage debt on the Hilton Melbourne South Wharf	79
May	2011	Proceeds from the issuance of 5 7/8%, $500 million Series W senior notes (2)	489
April	2011	Draw on credit facility to acquire Hilton Melbourne South Wharf (1)	50
March	2011	Draw on credit facility for the repayment of the mortgage debt secured by our four Canadian properties	103
February	2011	Issuance of mortgage debt on our portfolio of hotels in New Zealand	80
October	2010	Proceeds from the issuance of 6%, $500 million Series U senior notes (3)	492
July	2010	Draw on credit facility for the acquisition of the Le Méridien Piccadilly	56

		Total	$1,644

Debt Assumptions
April	2011	Assumption of mortgage debt on the Hilton Melbourne South Wharf (1)	$86
September	2010	Assumption of the 6.385% mortgage debt on W New York, Union Square (1)	115
July	2010	Assumption of the mortgage debt on the Le Méridien Piccadilly (1)	51

		Total	$252

(1)	These amounts are no longer outstanding at December 31, 2011. They have been refinanced, repaid, or in the case of the Le Méridien Piccadilly mortgage debt, transferred to our Euro JV.
(2)	The 5 7/8% Series W senior notes were exchanged for the 5 7/8% Series X senior notes due in 2019 in January 2012.
(3)	The 6% Series U senior notes were exchanged for the 6% Series V senior notes due in 2020 in February 2011.

The following table presents significant debt repayments, including prepayment premiums, since the beginning of January 2010 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Cash Repayments
November	2011	Repayment of mortgage loan on the Hilton Melbourne South Wharf	$(78)
August-December	2011	Repurchase of $138 million face amount of the 2007 Debentures	(139)
June	2011	Repayment of credit facility with proceeds from transfer of the Le Méridien Piccadilly to the European JV Fund II	(40)
June	2011	Redemption of a portion of the 2004 Debentures	(16)
June	2011	Redemption of $250 million face amount of 7 1/8% Series K senior notes	(253)
May	2011	Repayment of credit facility with proceeds from the Series W senior notes issuance	(50)
March	2011	Repayment of the 5.2% mortgage debt secured by our four Canadian properties	(132)
December	2010	Repayment of a portion of the mortgage loan secured by the Orlando World Center Marriott	(54)
December	2010	Repayment of 9.8% mortgage loan secured by the JW Marriott, Desert Springs	(71)
November	2010	Redemption of $250 million face amount of 7 1/8% Series K senior notes	(253)
October	2010	Defeasance of 6.385% mortgage debt on W New York, Union Square	(120)
August	2010	Redemption of $225 million face amount of 7 1/8% Series K senior notes	(230)
February	2010	Repayment of 7.4% mortgage loan secured by the Atlanta Marriott Marquis	(124)
January	2010	Redemption of $346 million face amount of 7% Series M senior notes	(352)
2010/2011		Principal amortization	(18)

		Total cash repayments	$(1,930)

Non-cash Debt Transactions
June	2011	Extinguishment of the mortgage debt on the Le Méridien Piccadilly through transfer to the Euro JV Fund II (1)	$(52)
June	2011	Exchange of a portion of the 2004 Debentures for common stock	(134)

		Total non-cash debt transactions	$(186)

(1)	In addition to the mortgage debt transferred, we transferred the capital lease liability related to the leasehold interest in Le Méridien Piccadilly of £38 million ($61 million).

Equity/Capital Transactions. In 2011, Host Inc. issued 19.1 million shares of common stock, at an average price of $17.09 per share, for proceeds of approximately $323 million, net of commissions of approximately $3.3 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC. There is approximately $174 million of issuance capacity remaining under the current agreement. In the fourth quarter of 2011, Host Inc. issued approximately 2.3 million shares of common stock through the program, at an average price of $14.56 per share, for proceeds of $34 million, net of approximately $340,000 in commissions. In 2010, Host Inc. issued 26.9 million shares of common stock, at an average price of $15.25 per share, for proceeds of approximately $406 million, net of commissions of approximately $4.1 million, through “at-the-market” programs. In exchange for the cash proceeds of the shares issued by Host Inc., Host L.P. issued OP Units to Host of 18.7 million and 26.4 million for 2011 and 2010, respectively.

The following table summarizes significant equity transactions that have been completed as of December 31, 2011 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January–December	2011	Issuance of approximately 19 million common shares under Host Inc.’s continuous equity offering programs (1)	$323
January–December	2011	Dividend payments (2)	(70)
January–December	2010	Dividend payments (2)	(20)
January–December	2010	Issuance of approximately 27 million common shares under Host Inc.’s continuous equity offering programs (3)	406
June	2010	Preferred stock redemption (4)	(101)

		Net proceeds from equity transactions	$538

Non-cash
June	2011	Issuance of approximately 8.8 million common shares through the exchange of the 2004 Debentures (5)	$134

		Non-cash equity	$134

(1)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 19 million common OP units.
(2)	In connection with the dividends, Host LP made distributions of $71 million in 2011 and $20 million in 2010 to its common unit holders.
(3)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 26 million common OP units.
(4)	Host L.P. redeemed its equivalent preferred OP units.
(5)	In connection with the exchange, Host L.P. issued approximately 8.6 million common OP units.

Financial Condition

As of December 31, 2011, our total debt was approximately $5.8 billion, of which 90% carried a fixed rate of interest. Total debt was comprised of (in millions):

	December 31, 2011	December 31, 2010
Series K senior notes, with a rate of 7 1/8% due November 2013	$—	$250
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	498	498
Series T senior notes, with a rate of 9% due May 2017	390	388
Series V senior notes, with a rate of 6% due November 2020	500	500
Series W senior notes, with a rate of 5 7/8% due June 2019 (1)	496	—
Series Y senior notes, with a rate of 6% due October 2021	300	—
2004 Exchangeable Senior Debentures, with a rate of 3 1/4% due April 2024	175	325
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	385	502
2009 Exchangeable Senior Debentures, with a rate of 2 1/2% due October 2029	342	329
Senior notes, with rate of 10.0% due May 2012	7	7

Total senior notes	4,543	4,249
Credit facility	117	58
Mortgage debt (non-recourse) secured by $1.0 billion and $1.1 billion of real estate assets, with an average interest rate of 5.0% and 4.7% at December 31, 2011 and 2010, respectively, maturing through December 2023 (2)	1,006	1,025
Other	87	145

Total debt	$5,753	$5,477

(1)	The 5 7/8% Series W senior notes were exchanged for the 5 7/8% Series X senior notes due in 2019 in January 2012.

(2)	The assets securing mortgage debt represents the book value of real estate assets, net of accumulated depreciation. These amounts do not represent the current market value of the assets.

Aggregate debt maturities at December 31, 2011 are as follows (in millions):

	Senior notes and credit facility	Mortgage debt and other	Total
2012 (1)	$395	$5	$400
2013	—	359	359
2014 (1)	675	467	1,142
2015 (1)	1,167	12	1,179
2016	800	165	965
Thereafter	1,700	69	1,769

	4,737	1,077	5,814
Unamortized (discounts) premiums, net	(77)	2	(75)
Fair value hedge adjustment	—	12	12
Capital lease obligations	—	2	2

	$4,660	$1,093	$5,753

(1)	The debt maturing in 2012, 2014 and 2015 includes $388 million, $175 million and $400 million, respectively, of our exchangeable senior debentures that are subject to a put option by holders in those years.

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

Pledges and Guarantees. Under the senior notes indenture, all Host L.P. subsidiaries which guarantee Host L.P. debt similarly are required to guarantee debt issuances under the indenture. Also, to the extent the equity of any subsidiaries of Host L.P. are pledged to secure borrowings under the credit facility, such collateral is likewise required to secure senior note issuances under the senior notes indenture. Because both the pledges and guarantees supporting the prior credit facility were released upon entering into the new senior bank credit facility in November 2011, the collateral pledges and guarantees that benefited ratably Host L.P.’s senior notes also were released, such that all existing and future issuances of senior notes under the senior notes indenture similarly are on an unsecured basis and do not have the benefit of any subsidiary guarantees. While the current credit facility initially does not include any subsidiary guarantees or pledges of equity interests, they subsequently will be required in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges would benefit ratably the credit facility, as well as the senior notes issued under the senior notes indenture and certain hedging and bank product arrangements with lenders that are parties to the credit facility.

Restrictive Covenants. Under the terms of the senior notes indenture, our ability to incur indebtedness and make distributions is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x. This ratio is calculated in accordance with the terms of our senior notes indenture based on pro forma results for the four prior fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they occurred at the beginning of the period. Under the terms of our senior notes indenture, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value and approximately $29 million of non-cash interest expense recorded in 2011 related to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Our subsidiaries are subject to the restrictive covenants in the indenture, however, in certain circumstances, we are permitted to designate certain subsidiaries as unrestricted subsidiaries. These unrestricted subsidiaries are not subject to the restrictive covenants (unless they are guarantors) and may engage in transactions to dispose of or encumber their assets or otherwise incur additional indebtedness without complying with the restrictive covenants in the indenture. If we were to designate additional subsidiaries as unrestricted subsidiaries, neither the EBITDA generated by nor the interest expense allocated to these entities would be included in our ratio calculations. Other covenants limiting our ability to incur indebtedness, Host Inc.’s ability to pay dividends and Host L.P.’s ability to make distributions include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate book values), excluding intangible assets, and maintaining secured indebtedness and subsidiary indebtedness of less than 45% of adjusted total assets. So long as we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may make preferred or common OP unit distributions and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. In addition, even if we are below the coverage levels otherwise required to incur debt and make distributions, we still are permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million or $400 million, depending on the series of senior notes, of mortgage debt whose proceeds would be used to repay debt under credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million or $150 million, depending on the series of senior notes, of other debt. We also are permitted to make distributions of estimated taxable income that are necessary to maintain Host Inc.’s REIT status.

Our senior notes indenture also imposes restrictions on customary matters, such as Host L.P.’s ability to make distributions on, redeem or repurchase its OP units; make investments; permit payment or dividend restrictions on certain of our subsidiaries; sell assets; guarantee indebtedness; enter into transactions with affiliates; create certain liens; and sell certain assets or merge with or into other companies. Our senior notes indenture also imposes a requirement to maintain unencumbered assets (defined in the indenture as undepreciated property book value) of not less than 125% of the aggregate amount of unsecured indebtedness. This coverage requirement must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or make distributions discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or make distributions, but which would not otherwise cause a default under our senior notes indenture).

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of December 31, 2011:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	348%	Minimum ratio of 125%
Total indebtedness to total assets	31%	Maximum ratio of 65%
Secured indebtedness to total assets	5%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	3.1x	Minimum ratio of 2.0x

Exchangeable Debentures. As of December 31, 2011, we have three series of exchangeable senior debentures outstanding: $400 million of 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”), $388 million of 2 5/8% debentures that were issued on March 23, 2007 (the “2007 Debentures”) and $175 million of 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”). We refer to these collectively as the “Debentures.” The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or at any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2004 Debentures would be exchanged for Host Inc.’s common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the debentures) and Host Inc.’s common stock (for the remainder of the exchange value) and the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders.

The following chart details our outstanding Debentures as of December 31, 2011:

	Maturity date	Next put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	71.9264	$13.90	28.8 million
2007 Debentures	4/15/2027	4/15/2012	4/20/2012	388	32.0239	31.23	12.4 million
2004 Debentures	4/15/2024	4/15/2014	4/19/2009	175	65.5744	15.25	11.5 million

Total				$963

We separately account for the liability and equity components of our exchangeable debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, for the Debentures, we record the liability components thereof at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt; however, there is no effect on our cash interest payments. We measured the fair value of the debt components of the 2009 Debentures, 2007 Debentures and 2004 Debentures at issuance based on effective interest rates of 6.9%, 6.5% and 6.8%, respectively. As a result, we attributed $247 million of the proceeds received to the conversion feature of the Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in Host Inc.’s additional paid-in capital and Host L.P.’s partner’s capital on the consolidated balance sheets. The following chart details the initial allocations between the debt and equity components of the debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at December 31, 2011 (in millions):

	Initial Face Amount	Initial Liability Value	Initial Equity Value	Face Amount Outstanding at 12/31/2011	Debt Carrying Value at 12/31/2011	Unamortized Discount at 12/31/2011
2009 Debentures	$400	$316	$82	$400	$342	$58
2007 Debentures	600	502	89	388	385	3
2004 Debentures	500	413	76	175	175	—

Total	$1,500	$1,231	$247	$963	$902	$61

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	2011	2010	2009
Contractual interest expense (cash)	$31	$34	$26
Non-cash interest expense due to discount amortization	31	32	27

Total interest expense	$62	$66	$53

Credit Facility. On November 22, 2011, we entered into a new senior revolving credit facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and certain other agents and lenders. The new credit facility replaces our existing senior revolving credit facility which would have expired in September 2012. The new credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion, including a foreign currency subfacility for Canadian Dollars, Australian Dollars, New Zealand Dollars, Japanese Yen, Euros and British Pounds Sterling of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of New Zealand Dollar borrowings. The credit facility also provides a subfacility of up to $100 million for swingline borrowings and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions. The credit facility has an initial scheduled maturity of November 2015, with an option for Host L.P. to extend the term for one additional year, subject to certain conditions, including the payment of an extension fee. At December 31, 2011, we have $883 million of remaining available capacity under our credit facility. The amounts that remained outstanding at the time we entered into the new credit facility were transferred over to the new credit facility and remain outstanding.

Collateral and Guarantees. The credit facility does not initially require any subsidiary guarantees or pledges of equity interests in our subsidiaries, and the guarantees and pledges are required only in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges would ratably benefit the credit facility, as well as the notes outstanding under Host L.P.’s senior notes indenture, interest rate and currency hedges and certain other hedging and bank product arrangements with lenders that are parties to the credit facility. Even when triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would provide neither guarantees nor pledges of equity interests.

Prepayments. Voluntary prepayments of the loans under the credit facility are permitted in whole or in part without premium or penalty. The loans under the credit facility are required to be prepaid in the event that asset sales reduce adjusted total assets (using undepreciated real estate book values) to below $10 billion if we do not reinvest the proceeds of those assets sales in new investments. At December 31, 2011, we have adjusted total assets, as defined in our credit facility, of $18.7 billion.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. Currently, we are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Hence, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were ever to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan to establish the debt at fair value and non-cash interest expense due to the implementation in 2009 of accounting standards relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statement of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2011:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	4.8x	Maximum ratio of 7.25x
Fixed charge coverage ratio	2.2x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (a)	3.2x	Minimum ratio of 1.75x

(a)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin either (i) ranging from 175 to 275 basis points (depending on Host L.P.’s consolidated leverage ratio), or (ii) following the date on which Host L.P.’s long-term unsecured debt rating is investment grade and Host L.P. elects ratings-based pricing, ranging from 100 to 160 basis points (depending on Host LP’s unsecured long-term debt rating). Based on our leverage ratio at December 31, 2011 of 4.8x, we would be able to borrow at a rate of LIBOR plus 200 basis points. While we are using leverage-based pricing, to the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 25 to 35 basis points, depending on our average revolver usage during the applicable period. Upon attainment of an investment grade unsecured debt rating and election of ratings-based pricing, in lieu of paying an unused commitment fee, we instead would pay a facility fee ranging from 15 basis points to 40 basis points, depending on our rating and regardless of usage.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments, dividends and distributions contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on incurrence of debt and the payment of dividends and distributions generally are consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host Inc.’s tax status as a REIT.

The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts payable under the credit facility may be accelerated and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the credit facility will automatically become due and payable and the lenders’ commitments will automatically terminate.

Mortgage and Other Debt. As of December 31, 2011, we had 14 hotels that were secured by mortgage debt. Substantially all of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2011, secured debt represented approximately 17% of our total debt and our aggregate secured debt had an average interest rate of 5.0% and an average maturity of 2.6 years.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2011 (in millions):

	Balance as of December 31, 2011	2012	2013	2014	2015	2016	Thereafter
Mortgage Debt
JW Marriott, Washington, D.C., 7.50%, due 4/2/2013 (1)	$114	$3	$111	$—	$—	$—	$—
Orlando World Center Marriott, 4.75%, due 7/1/2013	246	—	246	—	—	—	—
Harbor Beach Marriott Resort and Spa, 5.55%, due 3/1/2014	134	—	—	134	—	—	—
The Ritz-Carlton, Naples and Newport Beach Marriott Hotel and Spa, 3.37%, due 3/1/2014 (2)	312	—	—	312	—	—	—
The Westin Denver Downtown, 8.51%, due 12/11/2023 (3)	35	2	2	—	—	—	31
New Zealand hotel portfolio, 5.49%, due 2/18/2016 (4)	81	—	—	—	—	81	—
Hilton Melbourne South Wharf, 6.77%, due 11/23/2016 (5)	84	—	—	—	—	84	—

Total mortgage debt	1,006	5	359	446	—	165	31

Other Debt
Philadelphia Airport Marriott industrial revenue bonds, 7 3/4%, due 12/1/2017	40	—	—	—	—	—	40
Industrial revenue bonds and other (6)	47	—	—	33	12	—	2

Total other debt	87	—	—	33	12	—	42

Total mortgage and other debt	$1,093	$5	$359	$479	$12	$165	$73

(1)	This floating rate mortgage is based on LIBOR plus 600 basis points, with a LIBOR floor of 1.5% and a LIBOR cap of 3%. The rate shown reflects the rate in effect at December 31, 2011.
(2)	During 2009, we entered into three interest rate swap agreements for the total notional amount outstanding on this loan. The rate shown reflects the weighted average interest rate in effect at December 31, 2011. The balance reflects the book value at December 31, 2011, as adjusted, due to the implementation of fair value hedge accounting. The face amount at December 31, 2011 was $300 million.
(3)	Beginning in 2013, the interest rate on this loan increases a minimum of 500 basis points and all excess cash (as defined in the loan agreement) generated by the partnership that owns this property is applied to principal; however, the loan can be repaid without a premium or penalty on that date. The amortization presented is the minimum principal payment considering the increase in interest rate, but does not include additional principal payments based on excess cash flow. We expect to repay this mortgage in 2013.
(4)	The floating interest rate is equal to the 3-month New Zealand Bank Bill Rate plus 120 basis points plus an additional commitment fee of 120 basis points per annum. In addition, we entered into a swap agreement that fixes 75% of the loan at an all-in rate of 7.15%. The rate shown reflects the rate in effect at December 31, 2011.
(5)	The floating interest rate is equal to the 3-month BBSY plus 230 basis points. In addition, we entered into separate swap agreements that fix 75% of the loan at an all-in rate of 6.7% and cap the remaining 25% at an all-in interest rate of 9.9%. The rate shown reflects the rate in effect at December 31, 2011.
(6)	Industrial revenue bonds and other consist of loans with an average interest rate of 7.1% that mature through 2016, and capital leases with varying interest rates and maturity dates.

Mortgage Debt of Consolidated and Unconsolidated Partner Interests. For the entities that we consolidate in our financial statements that have third party non-controlling partnership interests, the portion of mortgage debt included in the above table that is attributable to the non-controlling interests, based on their percentage of ownership of the ventures, is approximately $67 million. Additionally, we have non-controlling interests in partnerships and joint ventures that are not consolidated and are accounted for under the equity method. The portion of the mortgage and other debt of these partnerships and joint ventures attributable to us, based on our percentage of ownership thereof, was $328 million at December 31, 2011. This debt balance primarily is attributable to our approximate one-third ownership interest in the Euro JV. The mortgage debt related to the hotels owned by our Euro JV contains operating covenants that could result in the joint venture being required to escrow cash from operations or make principal repayments without penalty. The debt of all of our unconsolidated partnerships or ventures is non-recourse to us. See “—Off-Balance Sheet Arrangements and Contractual Obligations.”

Distribution/Dividend Policy. Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends are provided through distributions from Host L.P. As of February 22, 2012, Host Inc. is the owner of approximately 98.5% of the common OP units. The remaining 1.5% of the common OP units are held by various third-party limited partners. Each OP unit may be offered for redemption by the holders thereof for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio was adjusted from 1.0 to 1.021494 shares of Host Inc. common stock for each OP unit as a result of Host Inc.’s special dividend in 2009, 90% of which was paid in shares of Host Inc. common stock. This adjustment was made to avoid any unintended dilution as a result of the portion of Host Inc.’s dividend paid in common stock to its stockholders.

Investors should take into account the 1.5% non-controlling position of Host L.P. OP units when analyzing dividend payments by Host Inc. to its stockholders, as these holders of OP units share, on a pro rata basis, in amounts being distributed by Host L.P. to holders of its corresponding OP units. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common unit distribution by Host L.P. to Host Inc., as well as to other common OP unitholders.

During 2011, Host Inc.’s Board of Directors declared dividends of $0.14 per share (beginning in first quarter at $0.02 and increasing by $0.01 each quarter thereafter) on Host Inc.’s common stock. Accordingly, Host L.P. made a distribution of $0.143 per unit on its common OP units. Host Inc.’s policy on common dividends is generally to distribute, over time, 100% of its taxable income. Host Inc. intends to declare a dividend of $0.06 per share in the first quarter of 2012. The amount of any future dividend will be determined by Host Inc.’s Board of Directors.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements. We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”), under which we have certain contingent liabilities and guarantees. As of December 31, 2011, we are party to the following material off-balance sheet arrangements:

European Joint Venture. We have general and limited partner interests in the Euro JV that consists of two separate funds with APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). We serve as the general partner for the joint venture and have a combined 32.1% ownership interest in Euro JV Fund I and a combined 33.4% interest in Euro JV Fund II. Due to the ownership structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditure budgets, it is not consolidated in our financial statements. As of December 31, 2011, the aggregate size of the Euro JV is approximately €1.3 billion ($1.7 billion). Our investment is approximately €140 million ($182 million), of which Euro JV Fund I is approximately €109 million ($141 million) and Euro JV Fund II is approximately €31 million ($41 million). As general partner, we earn a management fee based on the amount of equity commitments and equity investments. In 2011, 2010 and 2009, we recorded approximately $11 million, $5 million and $6 million of management fees, respectively.

As of December 31, 2011, the partners have funded approximately €487 million, or 90%, of the total equity commitment for Euro JV Fund I and expect to utilize the remainder for capital expenditures and financing needs. On June 27, 2011, the Euro JV was expanded through the creation of Euro JV Fund II, in which each of the partners holds a 33.3% limited partner interest and we hold the 0.1% general partner interest. The Euro JV Fund II has a target size of €450 million of new equity and a target investment of approximately €1 billion, after taking into account anticipated debt. As part of the expansion, we transferred to Euro JV Fund II the Le Méridien Piccadilly at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. In addition to the expansion of the capacity of the Euro JV, we have extended its term from 2016 to 2021, subject to two one-year extensions.

On September 30, 2011, the Euro JV Fund II acquired the 396-room Pullman Bercy, Paris, for approximately €96 million, including certain acquisition costs of €6 million and a €52.6 million mortgage loan. We contributed €15 million ($20 million) to the Euro JV to finance our portion of the acquisition. The Euro JV Fund II will invest an additional €9 million to renovate the rooms and public space at the hotel.

The Euro JV has €786 million of mortgage debt, all of which is non-recourse to us and a default under these loans does not trigger a default under any of our debt. In 2010, the Euro JV negotiated various agreements with the lenders of a significant portion of this debt in order to cure actual or potential covenant defaults, cash sweeps, or non-payment defaults that expire throughout 2012. The €341 million mortgage secured by a portfolio of six hotels located in Spain, Italy, Poland and the United Kingdom and the £32 million mortgage secured by Le Méridien Piccadilly mature in 2013. Additionally, the €53 million mortgage secured by the Amsterdam hotel matures in 2013, but has two one-year extension options, subject to small fees and certain financial covenants. Due to the difficult economic climate in Europe, the refinancing options may be limited and we expect that lenders may require more stringent financial covenants, higher rates of interest and lower loan-to-value ratios on future loans, which would require an equity contribution or debt paydowns with the proceeds from asset sales to reduce the loan principal balance.

We have entered into five foreign currency forward sale contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We have hedged €100 million (approximately $140 million) of our investment and the forward purchases will occur between October 2012 and August 2015. During 2011 and 2010, we recorded approximately $2 million and $5 million, respectively, related to the change in the fair value of the forward sale contracts to accumulated other comprehensive income (loss). The current value of the forward contracts of $9 million is included in other assets in the accompanying balance sheet. The derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with applicable hedge accounting guidance, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income (loss) within Host Inc.’s stockholders’ equity portion and Host L.P.’s partners’ capital portion of their balance sheets. For additional detail on the foreign currency forward sale contracts and our exposure to changes in foreign currency exchange rates, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Asian Joint Venture. We have a 25% interest in the Asian JV, which is structured as a Singapore Corporation with RECO Hotels JV Private Limited, an affiliate of GIC RE, to explore investment opportunities in various markets throughout Asia and the Pacific region. The initial term of the Asian JV is for a period of seven years. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditure budgets, the Asian JV is not consolidated in our financial statements. The commitment period for equity contributions to the Asian JV expires in March 2012. We do not plan to extend the commitment period beyond the current expiration date; however, we will continue to explore opportunities to invest in Asia with our strategic partners.

During 2011, the Asian JV invested approximately $53 million (of which our share was $13.3 million) of its $65 million commitment to acquire a 36% interest of a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited. This joint venture is developing seven properties, totaling approximately 1,750 rooms in three major cities in India, Bengaluru, Chennai and Delhi. The hotels will be managed by Accor under the Pullman, ibis and Novotel brands. The first two hotels are expected to be fully opened by March of 2012.

Hospitality Properties Trust. We own a leasehold interest in 53 Courtyard by Marriott properties, which properties were sold to Hospitality Properties Trust (“HPT”) and leased back to us in 1995 and 1996. In conjunction with our conversion to a REIT, we entered into subleases with Barceló Crestline for these 53 properties, as well as 18 Residence Inn by Marriott properties. In June 2010, HPT sent notices of default because the subtenants failed to meet net worth covenants, which would have triggered an event of default by us under the leases between us and HPT. As a result, we terminated the subleases effective July 6, 2010 and we resumed acting as owner under the management agreements. Effective upon termination of the subleases, we recorded the operations of the hotels as opposed to rental income in 2010 and 2011. On December 30, 2011, we entered into a settlement with Barceló Crestline, who had guaranteed rent payments to HPT as part of the sublease, related to the termination of the subleases, which resulted in an additional $7 million of income being recorded in 2011 to compensate us for a portion of our operating losses subsequent to the sublease termination.

We terminated the master lease with HPT on the 18 Residence Inn properties effective December 31, 2010 and received $17.2 million of deferred proceeds related to the initial sale and additional amounts held in the tenant collection account. On November 23, 2010, we gave notice that we will not extend the lease on the 53 Courtyard by Marriott properties, which will result in termination of the lease effective December 31, 2012. At the expiration of the lease, HPT is obligated to pay us deferred proceeds related to the initial sale of approximately $51 million, subject to damages arising out of an event of default, if any, under the lease plus additional amounts held in a tenant collection account.

Tax Sharing Arrangements. Under tax sharing agreements with former affiliated companies (such as Marriott International, Inc., HMS Host and Barceló Crestline Corporation), we are obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) relating to periods in which the companies were affiliated with us. For example, a taxing authority could adjust an item deducted by a former affiliate during the period that this former affiliate was owned by us. This adjustment could produce a tax liability that we may be obligated to pay under the tax sharing agreement. Additionally, under the partnership agreement between Host Inc. and Host L.P., Host L.P. is obligated to pay certain taxes (federal, state, local and foreign, including any related interest and penalties) incurred by Host Inc., as well as any liabilities the IRS may successfully assert against Host Inc. We do not expect any amounts paid under these tax sharing arrangements to be material.

Tax Indemnification Agreements. As a result of certain federal and state income tax considerations of the former owners of two hotels currently owned by Host LP, we have agreed to restrictions on selling such hotels, or repaying or refinancing the mortgage debt for varying periods. One of these agreements expires in 2028 and the other in 2031.

Guarantees. We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not recorded on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances, including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $14 million as of December 31, 2011.

•

In 1997, we owned Leisure Park Venture Limited Partnership, which currently owns and operates a senior living facility. We no longer have an ownership interest in the partnership, but remain obligated under a guarantee of interest and principal with respect to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Barceló Crestline Corporation, who, in turn, is indemnified by the current owner of the facility.

•

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $13 million through the full term of the leases, including renewal options. We believe that any liability related to these ground leases is remote and, in each case, we have been indemnified by the purchaser of the hotel.

Information on other guarantees and other off-balance sheet arrangements may be found in Note 18 to our consolidated financial statements entitled “Guarantees and Contingencies.”

Contractual Obligations. The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2011 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations (1)	$7,252	$748	$2,125	$2,512	$1,867
Capital lease obligations	2	1	1	—	—
Operating lease obligations	1,660	113	88	80	1,379
Purchase obligations (2)	573	374	199	—	—
Other long-term liabilities reflected on the balance sheet (3)	17	—	5	—	12

Total	$9,504	$1,236	$2,418	$2,592	$3,258

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been included in this category based on the weighted average interest rate.
(2)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years.
(3)	The amounts shown include deferred management fees and the estimated amount of tax expense. Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for some of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or the sale of the hotel, and is, therefore, not determinable. The estimated amount of tax expense relates to uncertain tax liabilities from prior years.

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

Hotels Acquired in a Business Combination. We record our investments in hotel properties based on the fair value of the assets acquired and liabilities assumed at acquisition date. Property and equipment are recorded at fair value and allocated to buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties. Fair values are based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets.

Other items that we evaluate in a business combination include identifiable intangible assets, capital lease assets and obligations and goodwill. Identifiable intangible assets are typically assumed contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value. Above-market and below-market contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. Capital lease obligations that are assumed as part of the acquisition of a leasehold interest are measured at fair value and included as debt on the accompanying balance sheet and we record the corresponding right-to-use assets. Classification of a lease does not change if it is part of a business combination. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that may be obtained in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations. In certain situations, a deferred tax liability may be created due to the difference between the fair value and the tax basis of the asset at the acquisition date. Any consideration paid in excess of the net fair value of the identifiable assets and liabilities acquired would be recorded to goodwill. In very limited circumstances, we may record a bargain purchase gain if the consideration paid is less than the net fair value of the assets and liabilities acquired. Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.

Impairment Testing. We analyze our assets for impairment throughout the year when events or circumstances occur that indicate that the carrying values thereof may not be recoverable. We consider a property to be impaired when the sum of future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. To the extent that a property has a substantial remaining estimated useful life and management does not believe that it is more likely than not the property will be disposed of prior to the end of its useful life, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying value. In the absence of other factors, we assume that the estimated life is equal to the GAAP depreciable life because of the continuous property maintenance and improvement capital expenditures required under our management agreements. We adjust our assumptions with respect to the remaining useful life of the property if situations dictate otherwise, such as an expiring ground lease, or it is more likely than not that the asset will be sold prior to its previously expected useful life. We also consider the effect of regular renewal and replacement capital expenditures on the estimable life of our properties, including critical infrastructure, which is regularly maintained and then replaced at the end of its useful life.

We test for impairment in several situations, including when a property has a current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying value of an asset may not be recoverable. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including:

•	projected cash flows, both from operations and the eventual disposition;

•	expected useful life and holding period;

•	future required capital expenditures; and

•	fair values, including consideration of capitalization rates, discount rates and comparable selling prices.

While we consider all of the above indicators as a preliminary indicator to determine if the carrying value may not be recovered by undiscounted cash flows, we reviewed the actual year-to-date and the projected cash flows from operations to identify properties with actual or projected annual operating losses or minimal operating profit as of December 31, 2011. The projected cash flows consider items such as booking pace, occupancy, room rate and property-level operating costs. As a result of our review, we identified six properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired using an undiscounted cash flow analysis. Management considered a range of RevPAR and operating margins compared to prior years’ operating results in evaluating the projected cash flows from operations. To appropriately evaluate if the carrying value of the assets was recoverable, we projected a growth rate such that the individual properties would return to normalized levels of operations within five years and thereafter grow at a stabilized rate of 3% over the remaining estimable lives of the properties. This stabilized growth rate is lower than the projected growth rate for the urban upper upscale properties, which we believe is most representative of our portfolio, over the period from 2010 through 2020. Based on this test, no properties exhibited an impaired value at December 31, 2011. For purposes of this test, if we had assumed a growth rate of 0% after the return to normalized levels of operations, none of the six properties identified above would have required further analysis. Management believes its assumptions and estimates reflect current market conditions. During 2011, we recognized impairment expense in the aggregate amount of $8 million on two properties based on a change in their estimated hold periods. One of the properties was disposed of in 2011.

Other-than-Temporary Impairment of an Investment. We review our equity method investments for other-than-temporary impairment based on the occurrence of any triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected hold period or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, we generally will have few observable inputs and will determine the fair value based on a discounted cash flow analysis of the investment, as well as considering the impact of other elements (i.e. control premiums, etc.). We use certain inputs, such as available third-party appraisals and forecast net operating income for the hotel properties, to estimate the expected cash flows. If an equity method investment is impaired, a loss is recorded for the difference between its fair value and its carrying value. Based on this test, no other-than-temporary impairment was recorded in 2011.

Classification of Assets as “Held for Sale.” Our policy for the classification of a hotel as held for sale is intended to ensure that the sale of the asset is probable prior to classifying it as such, will be completed within one year and that actions required to complete the sale are unlikely to change or that it is unlikely the planned sale will not occur. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale are frequently not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist which could prevent the transaction from being completed in a timely manner. Specifically, we typically will classify properties that we are actively marketing as held for sale when all of the following conditions are met:

•	Host Inc.’s Board of Directors has approved the sale (to the extent that the dollar amount of the sale requires Board approval);

•	a binding agreement to purchase the property has been signed;

•	the buyer has committed a significant amount of non-refundable cash; and

•	no significant contingencies exist which could prevent the transaction from being completed in a timely manner.

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

Valuation of Deferred Tax Assets. We have approximately $125 million, net of a valuation allowance of $47 million, of deferred tax assets as of December 31, 2011. The objective of financial accounting and reporting standards for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $125 million of net deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

Valuation of Derivative Contracts. We occasionally will enter into derivative products, including interest rate and foreign currency swaps, caps and collars. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. We estimate the fair value of these instruments through the use of third party valuations, which utilize the market standard methodology of netting the discounted future cash receipts and the discounted future expected cash payments. We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees. The variable cash flow streams are based on an expectation of future interest and exchange rates derived from observed market interest and exchange rate curves. The values of these instruments will change over time as cash receipts and payments are made and as market conditions change. Any event that impacts the level of actual and expected future interest or exchange rates will impact our valuations. The fair value of our derivatives is likely to fluctuate from year-to-year based on changing levels of interest and exchange rates and shortening terms to maturity.

Stock Compensation. We recognize costs resulting from Host Inc.’s share-based payment transactions over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity awards or liability awards. The classification of Host Inc.’s restricted stock awards as either an equity award or a liability award is based upon cash settlement options. Equity classified awards are measured based on the fair value on the date of grant. Liability classified awards are remeasured to fair value each reporting period. Awards are classified as liability awards to the extent that settlement features allow the recipient to have a percentage of the restricted stock awards withheld to meet tax withholding requirements. The value of these restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite services.

During 2009, Host Inc. implemented an employee stock plan for our senior management that covered the period 2009-2011 and included the following awards:

•

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

•

Restricted stock awards with vesting based on performance conditions. These awards are earned based on the employee achieving a specified performance target, which will be based on the employee’s specific management business objectives. Compensation cost will be recognized when the achievement of the performance condition is considered probable. If a performance condition has more than one outcome that is probable, recognition of compensation cost will be based on the condition that is the most likely outcome. These awards are classified as liability awards due to their cash settlement provisions. Therefore, the value of the shares to be issued by Host Inc. will be based on Host Inc.’s share price on the reporting date.

•

Stock option awards. The stock option awards are equity classified awards, as they do not include cash settlement features. Therefore, the value of the award is determined on the grant date using a binomial pricing model and is not adjusted for future changes in fair value. Vesting for these awards is based on service conditions. The utilization of the binomial model requires us to make certain estimates related to the volatility of the share price of our common stock, risk-free interest rates and the amount of our awards expected to be forfeited.

On January 20, 2012, the Compensation Policy Committee of the Board of Directors adopted a new compensation plan for senior management (the “2012 Plan”), which plan replaces the expired compensation program discussed above. Components of the 2012 Plan include cash bonuses based on corporate and employee performance measures and grants of restricted stock that vest based on market conditions (total stockholder return relative to the NAREIT Equity Index, the S&P 500 Index, and select hospitality companies that serve as relevant industry/asset-specific competitors for capital) and performance conditions (employee’s specific management business objectives), as well as the issuance of stock options.

Consolidation Policies. Judgment is required with respect to the consolidation of partnership and joint venture entities in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. We consolidate subsidiaries when we have the ability to direct the activities that most significantly impact the economic performance of the subsidiary. For those partnerships and joint ventures of which we are the general partner, we review the rights of the limited partners to determine if those rights would preclude the assumption of control as the general partner. Limited partner rights which would preclude presumption of control by the general partner include the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove us, as the general partner, without cause and substantive participating rights, primarily through voting rights.

We also evaluate our subsidiaries to determine if they should be considered variable interest entities (“VIEs”). If a subsidiary is a VIE, it is subject to the consolidation framework specifically for VIEs. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with Accounting Standards Codification (“ASC”) 810, we reviewed our subsidiaries and affiliates to determine if (i) they should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in their characteristics.

Foreign Currency Translation. The operations of foreign subsidiaries are maintained in their functional currency, which generally is the local currency, and are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income (loss).

Foreign currency transactions are recorded in the functional currency of each entity using the exchange rates prevailing at the dates of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at period end exchange rates. The resulting exchange differences are recorded in gain (loss) on foreign currency transactions and derivatives, except when deferred in accumulated other comprehensive income (loss) as qualifying net investment hedges.

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

Of the 121 hotels that we owned on December 31, 2011, 104 have been classified as comparable hotels.

The operating results of the following hotels that we owned or leased as of December 31, 2011 are excluded from comparable hotel results for these periods:

•	Hilton Melbourne South Wharf (acquired in April 2011);

•	New York Helmsley Hotel (acquired in March 2011);

•	Manchester Grand Hyatt San Diego (acquired in March 2011);

•	The portfolio of seven hotels in New Zealand (acquired in February 2011);

•	JW Marriott, Rio de Janeiro (acquired in September 2010);

•	W New York, Union Square (acquired in September 2010);

•	Westin Chicago River North (acquired in August 2010);

•	Atlanta Marriott Perimeter Center (business interruption due to significant renovations);

•	Chicago Marriott O’Hare (business interruption due to significant renovations);

•	Sheraton Indianapolis Hotel at Keystone Crossing (business interruption due to significant renovations); and

•	San Diego Marriott Marquis & Marina (business interruption due to significant renovations).

The operating results of the Le Méridien Piccadilly, which was transferred to the Euro JV Fund II, and of the three hotels we disposed of in 2011 and 2010, as well as the 53 Courtyard by Marriott properties leased from HPT, are not included in comparable hotel results for the periods presented herein. Moreover, because these statistics and operating results relate to our hotel properties, they exclude results for our non-hotel properties and other real estate investments.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with groupings recognized in the lodging industry.

Geographic regions consist of the following (only states in which we own hotels are listed):

•	Pacific—California, Hawaii, Oregon and Washington;

•	Mountain—Arizona and Colorado;

•	North Central—Illinois, Indiana, Minnesota, Missouri and Ohio;

•	South Central—Louisiana, Tennessee and Texas;

•	New England—Connecticut, Massachusetts and New Hampshire;

•	Mid-Atlantic—Pennsylvania, New Jersey and New York;

•	DC Metro—Maryland, Virginia and Washington, D.C.;

•	Atlanta—Georgia and North Carolina;

•	Florida—Florida; and

•	International—Australia, Brazil, Canada, Chile, Mexico and New Zealand.

Property types consist of the following:

•	Urban—Hotels located in primary business districts of major cities;

•	Suburban—Hotels located in office parks or smaller secondary markets;

•	Resort/conference—Hotels located in resort/conference destinations such as Arizona, Florida, Hawaii and Southern California; and

•	Airport—Hotels located at or near airports.

Reporting Periods.

For Consolidated Statement of Operations. The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott, the manager of a significant percentage of our properties, uses a year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its U.S. and Canadian Marriott-managed hotels. In contrast, other managers of our hotels, such as Hyatt and Starwood, report results on a monthly basis. Host Inc., as a REIT, is required by federal income tax law to report results on a calendar year basis. As a result, we elected to adopt the reporting periods used by Marriott, modified so that our fiscal year always ends on December 31 in order to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott, but our fourth quarter ends on December 31 and our full year results, as reported in our statement of operations, always includes the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, set forth below are the quarterly start and end dates for 2012, 2011 and 2010. Note that the second and third quarters of each year both reflect twelve weeks of operations. In contrast, the first and fourth quarters reflect differing days of operations.

	2012		2011		2010
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1—March 23	83	January 1—March 25	84	January 1—March 26	85
Second Quarter	March 24—June 15	84	March 26—June 17	84	March 27—June 18	84
Third Quarter	June 16—September 7	84	June 18—September 9	84	June 19—September 10	84
Fourth Quarter	September 8—December 31	115	September 10—December 31	113	September 11—December 31	112

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

For Hotel Operating Statistics and Comparable Hotel Results. In contrast to the reporting periods for our consolidated statement of operations, our hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) and our comparable hotel results are reported based on the reporting cycle used by Marriott for our Marriott-managed hotels. This facilitates year-to-year comparisons, as each reporting period will be comprised of the same number of days of operations as in the prior year. This means, however, that the reporting periods we use for hotel operating statistics and our comparable hotel results typically will differ slightly from the reporting periods used for our statements of operations for the first and fourth quarters and the full year. Set forth below are the quarterly start and end dates that are used for our hotel operating statistics and comparable hotel results reported herein. Results from hotel managers reporting on a monthly basis are included in our operating statistics and comparable hotel results consistent with their reporting in our consolidated statement of operations.

Hotel Result Reporting Periods for Operating Statistics

and Comparable Hotel Results—for Marriott Managed Properties

	2012		2011		2010
	Start-End Dates	No. of Days	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	December 31—March 23	84	January 1—March 25	84	January 2—March 26	84
Second Quarter	March 24—June 15	84	March 26—June 17	84	March 27—June 18	84
Third Quarter	June 16—September 7	84	June 18—September 9	84	June 19—September 10	84
Fourth Quarter	September 8—December 28	112	September 10—December 30	112	September 11—December 31	112

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows: (i) EBITDA and Adjusted EBITDA, as a measure of performance for Host Inc. and Host L.P., (ii) Funds From Operations (“FFO”) and FFO per diluted share (both NAREIT and Adjusted), as a measure of performance for Host Inc., and (iii) comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

EBITDA and Adjusted EBITDA

EBITDA

Earnings before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”) is a commonly used measure of performance in many industries. Management believes EBITDA provides useful information to investors regarding our results of operations because it helps us and our investors evaluate the ongoing operating performance of our properties after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization). Management also believes the use of EBITDA facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. Management uses EBITDA to evaluate property-level results and as one measure in determining the value of acquisitions and dispositions and, like FFO and Adjusted FFO per diluted share, it is widely used by management in the annual budget process and for compensation programs.

Adjusted EBITDA

Historically, management has adjusted EBITDA when evaluating Host Inc. and Host L.P. performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. Adjusted EBITDA is also a relevant measure in calculating certain credit ratios. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

•

Real Estate Transactions – We exclude the effect of gains and losses, including the amortization of deferred gains, recorded on the disposition or acquisition of assets and property insurance gains in our consolidated statement of operations because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our assets. In addition, material gains or losses from the depreciated value of the disposed assets could be less important to investors given that the depreciated asset value often does not reflect its market value (as noted below for FFO).

•

Equity Investment Adjustments – We exclude the equity in earnings (losses) of unconsolidated investments in partnerships and joint ventures as presented in our consolidated statement of operations because it includes our pro rata portion of depreciation, amortization and interest expense, which are excluded from EBITDA. We include our pro rata share of the Adjusted EBITDA of our equity investments as we believe this more accurately reflects the performance of our investment. The pro rata Adjusted EBITDA of equity investments is defined as the EBITDA of our equity investments adjusted for any gains or losses on property transactions multiplied by our percentage ownership in the partnership or joint venture.

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

•

Acquisition Costs – Under GAAP, costs associated with completed property acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the company.

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

The following table provides a reconciliation of net loss to Adjusted EBITDA (in millions):

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA

	Year ended December 31,
	2011	2010
Net loss	$(16)	$(132)
Interest expense	371	384
Depreciation and amortization	647	591
Income taxes	(1)	(31)

EBITDA	1,001	812
Losses on dispositions	—	2
Acquisition costs	5	10
Non-cash impairment charges	8	—
Amortization of deferred gains	(7)	—
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(4)	1
Pro rata Adjusted EBITDA of equity investments	29	23
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(14)	(14)

Adjusted EBITDA	$1,018	$834

NAREIT FFO, NAREIT FFO per Diluted Share and Adjusted FFO per Diluted Share. We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period in accordance with NAREIT guidelines. NAREIT defines FFO as net income (calculated in accordance with GAAP), excluding gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation, amortization and impairments and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect our pro rata FFO of those entities on the same basis.

We believe that NAREIT FFO per diluted share is a useful supplemental measure of our operating performance and that the presentation of NAREIT FFO per diluted share, when combined with the primary GAAP presentation of earnings per share, provides beneficial information to investors. By excluding the effect of real estate depreciation, amortization, impairments and gains and losses from sales of real estate, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe such measures can facilitate comparisons of operating performance between periods and with other REITs, even though NAREIT FFO per diluted share does not represent an amount that accrues directly to holders of our common stock. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance.

Effective with this Form 10-K, we also present Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. While we are presenting Adjusted FFO per diluted share as part of this Form 10-K for the first time, management historically has made the adjustments detailed below in evaluating our performance, in our annual budget process and for our compensation programs. We believe that the presentation of Adjusted FFO per diluted share, when combined with both the primary GAAP presentation of earnings per share and FFO per diluted share as defined by NAREIT, provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO per diluted share for the following items, which may occur in any period, and refer to this measure as Adjusted FFO per diluted share:

•

Gains and Losses on the Extinguishment of Debt – We exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired. We also exclude the gains on debt repurchases and the original issuance costs associated with the retirement of preferred stock. We believe that these items are not reflective of our ongoing finance costs.

•

Acquisition Costs –Under GAAP, costs associated with completed property acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the company.

•

Litigation Gains and Losses – We exclude the effect of gains or losses associated with litigation recorded under GAAP that we consider outside the ordinary course of business. We believe that including these items is not consistent with our ongoing operating performance.

We calculate NAREIT FFO per diluted share in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although FFO per diluted share is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. This information should not be considered as an alternative to net income, operating profit, cash from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures) and other items have been and will be incurred and are not reflected in the NAREIT FFO per diluted share and Adjusted FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statement of operations and cash flows include capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, NAREIT FFO per diluted share and Adjusted FFO per diluted share should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, NAREIT FFO per diluted share and Adjusted FFO per diluted share do not measure, and should not be used as a measure of, amounts that accrue directly to the benefit of Host Inc. stockholders.

The following tables provide a reconciliation of net loss available to common stockholders per share to FFO per diluted share for Host Inc. (in millions, except per share amounts):

Host Inc. Reconciliation of Net Loss Available to

Common Stockholders to NAREIT and Adjusted Funds From Operations per Diluted Share

	Year ended December 31,
	2011	2010
Net loss	$(16)	$(132)
Less: Net loss attributable to non-controlling interests	1	2
Dividends on preferred stock	—	(4)
Issuance costs of redeemed preferred stock	—	(4)

Net loss available to common stockholders	(15)	(138)
Adjustments:
Losses on dispositions, net of taxes	—	2
Amortization of deferred gains and other property transactions, net of taxes	(7)	—
Depreciation and amortization	645	591
Non-cash impairment charges	8	—
Partnership adjustments	4	4
FFO of non-controlling interests of Host LP	(9)	(7)

NAREIT Funds From Operations	626	452
Adjustments to NAREIT FFO:
Losses on the extinguishment of debt (a)	10	26
Acquisition costs (b)	8	10
Litigation losses	5	4
Loss attributable to non-controlling interests	—	(1)

Adjusted FFO	$649	$491

Adjustments for dilutive securities (c):
Assuming conversion of Exchangeable Senior Debentures	$30	$13
Assuming deduction of interest – redeemed/exchanged 2004 Debentures	2	—

Diluted NAREIT FFO	$658	$465

Diluted Adjusted FFO	$681	$504

Diluted weighted average shares outstanding-EPS	693.0	656.1
Assuming issuance of common shares granted under the Comprehensive Stock Plan	2.0	2.9
Assuming conversion of Exchangeable Senior Debentures	39.8	21.2
Weighted average outstanding shares – redeemed/exchanged 2004 Debentures	4.7	—

Diluted weighted average shares outstanding – NAREIT FFO and Adjusted FFO	739.5	680.2

NAREIT FFO per diluted share	$.89	$.68

Adjusted FFO per Diluted Share (d)	$.92	$.74

(a)	Represents costs associated with the redemption of the Series K senior notes and 2007 Debentures in 2011 and the Series M senior notes in 2010 and the original issuance costs of Class E preferred stock, which stock was redeemed on June 18, 2010.
(b)	Includes approximately $3 million for the year ended December 31, 2011 related to our share of acquisition costs incurred by unconsolidated joint ventures.
(c)	Earnings/loss per diluted share and FFO per diluted share in accordance with NAREIT are adjusted for the effects of dilutive securities. Dilutive securities may include Host Inc. shares granted under Host Inc.’s comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for securities if they are anti-dilutive.
(d)	Adjusted FFO per diluted share for the quarter and year ended December 31, 2011 was reduced by $.02 per diluted share due to the $15 million deposit forfeited as a result of the terminated Grand Hyatt Washington, D.C. acquisition.

Comparable Hotel Operating Results. We present certain operating results for our hotels, such as hotel revenues, expenses, and adjusted operating profit, on a comparable hotel, or “same store,” basis as supplemental information for investors of both Host Inc. and Host L.P. We present these comparable hotel operating results by eliminating corporate-level costs, including expenses related to our capital structure, as well as depreciation and amortization. We eliminate corporate-level costs and expenses because we believe property-level results provide investors with more specific insight into the ongoing operating performance of our hotels. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

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

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics) (a)

	Year ended December 31,
	2011	2010
Number of hotels	104	104
Number of rooms	57,203	57,203
Percent change in Comparable Hotel RevPAR	6.1%	—
Operating profit margin under GAAP (b)	6.5%	5.0%
Comparable hotel adjusted operating profit margin (b)	22.3%	21.4%

Comparable hotel revenues
Room	$2,709	$2,552
Food and beverage	1,334	1,265
Other	272	270

Comparable hotel revenues (c)	4,315	4,087

Comparable hotel expenses
Room	745	705
Food and beverage	988	943
Other	157	154
Management fees, ground rent and other costs	1,464	1,410

Comparable hotel expenses (d)	3,354	3,212

Comparable hotel adjusted operating profit	961	875
Non-comparable hotel results, net (e)	132	60
Loss from hotels leased from HPT (f)	(6)	(13)
Depreciation and amortization	(652)	(591)
Corporate and other expenses	(111)	(108)

Operating profit	$324	$223

(a)	The reporting period for our comparable operating statistics for 2011 is from January 1, 2011 to December 30, 2011 and for 2010 is January 2, 2010 to December 31, 2010. See “—Reporting Periods” for more information on our fiscal calendar.
(b)	Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented in the consolidated statement of operations. Comparable margins are calculated using amounts presented in the above table.
(c)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Year ended December 31,
	2011	2010
Revenues per the consolidated statements of operations	$4,998	$4,428
Non-comparable hotel revenues	(513)	(222)
Hotel revenues for the property for which we record rental income, net	51	48
Revenues for hotels leased from HPT	(221)	(167)

Comparable hotel revenues	$4,315	$4,087

(d)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Year ended December 31,
	2011	2010
Operating costs and expenses per the consolidated statements of operations	$4,674	$4,205
Non-comparable hotel expenses	(381)	(162)
Hotel expenses for the property for which we record rental income	51	48
Expense for hotels leased from HPT	(227)	(180)
Depreciation and amortization	(652)	(591)
Corporate and other expenses	(111)	(108)

Comparable hotel expenses	$3,354	$3,212

(e)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations, (ii) gains on insurance settlements, (iii) the results of our office buildings, and (iv) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations.
(f)	Represents income less expense for hotels leased from HPT.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments that are held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks.

The interest payments on 90% of our debt are fixed in nature (this percentage does not include $300 million of mortgage debt for which we have swapped fixed interest payments for floating interest payments), which largely mitigates the effect of changes in interest rates on our cash interest payments. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes and the Debentures are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $7 million in 2012.

The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Liabilities
Debt:
Fixed rate (1)	$378	$231	$1,135	$1,046	$797	$1,770	$5,357	$5,679
Average interest rate	6.42%	6.49%	6.72%	6.83%	6.87%	6.44%

Variable rate (1)	$3	$111	$—	$117	$165	$—	$396	$401

Average interest rate (2)	5.70%	5.22%	5.00%	5.07%	6.76%	—%
Total debt							$5,753	$6,080

Interest rate derivative
Fixed to variable-notional	$—	$—	$300	$—	$—	$—
Fair value (asset)/liability								$(11)
Average pay rate (2)	3.37%	3.37%	3.37%	—%	—%	—%
Average receive rate	5.531%	5.531%	5.531%	—%	—%	—%

Variable to fixed-notional	$—	$—	$—	$—	$124	$—
Fair value (asset)/liability								$4
Average pay rate	6.92%	6.92%	6.92%	6.92%	6.76%	—%
Average receive rate (2)	6.15%	6.15%	6.15%	6.15%	6.76%	—%

(1)	The amounts are net of unamortized discounts and premiums.
(2)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2011. No adjustments are made for forecast changes in the rate.

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of December 31, 2011.

In connection with the acquisition of the Hilton Melbourne South Wharf on April 29, 2011, we assumed an interest rate swap agreement with a notional amount of A$80 million ($86 million) related to its mortgage debt. In November 2011, as part of the refinancing of this loan, we paid approximately $1 million to settle the original swap and entered into a new interest rate swap with a notional amount of A$61.5 million ($60 million) and a maturity date of November 23, 2016. The purpose of the interest rate swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Reuters BBSY. As a result, we will pay an all-in rate of 6.7% on the notional amount of the swap. We designated the derivative as a cash flow hedge. As a result of the change in fair value of this swap, a $0.3 million loss was recorded to other comprehensive income (loss), net of tax. As of December 31, 2011, we recorded a liability of $0.4 million related to the fair value of this swap.

On February 18, 2011, we entered into an interest rate swap agreement with a notional amount of NZ$79 million ($60 million) related to the mortgage debt on the seven properties acquired in New Zealand on February 18, 2011. We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the 3-month NZ$ Bank Bill rate. As a result, we will pay an all-in rate of 7.15% on the notional amount of the swap, which includes the 120 basis point spread over the NZ$ Bank Bill rate plus an additional 120 basis point commitment fee. We have designated the derivative as a cash flow hedge. As a result of the change in fair value of this derivative, a $2.7 million loss was recorded to other comprehensive income (loss), net of tax. As of December 31, 2011, we recorded a liability of $3.8 million related to the fair value of this swap.

Interest Rate Swap Derivatives Designated as Fair Value Hedges. We have designated our fixed-to-floating interest rate swap derivatives as fair value hedges. We enter into these derivative instruments to hedge changes in the fair value of fixed-rate debt that occur as a result of changes in market interest rates. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The change in the fair value of the derivative is offset largely by the corresponding change in the fair value of the underlying debt due to change in the 3-month LIBOR rate, which is recorded as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value in the underlying debt, which was not significant for the periods presented, is considered the ineffective portion of the hedging relationship and is recorded in net income (loss).

We have three interest rate swap agreements for an aggregate notional amount of $300 million related to The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa mortgage loan in the amount of $300 million. As of December 31, 2011 and December 31, 2010, we recorded assets of $10.9 million and $10.6 million, respectively, related to the fair value of the swaps. During 2011 and 2010, the fair value of the swaps increased $0.3 million and $11.6 million, respectively. As a result, we will pay a floating interest rate equal to the 3-month LIBOR, plus a spread which ranges from 2.7% to 3.2%, as opposed to the fixed rate of 5.531%, on the notional amount of $300 million through March 1, 2014. During each of 2011 and 2010, the cash settlement received under the swap agreement decreased interest expense by $6 million. If we were to increase the interest rates from the prevailing market yield curve, which for our reverse swaps is 3-month LIBOR, by 25% at December 31, 2011, then the fair value of the swap would decrease $1 million. Similarly, if we were to decrease the interest rates from the prevailing market yield curve by 25% at December 31, 2011, then the fair value of the swap would increase by $1 million.

Exchange Rate Sensitivity

We have currency exchange risk as a result of our hotel ownership in Australia, Canada, Chile, Mexico, Brazil, and New Zealand and our investment in the European and Asian joint ventures. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts. The foreign currency exchange agreements that we have entered into were strictly to hedge foreign currency risk and not for trading purposes.

During 2011, 2010 and 2008, we entered into five foreign currency forward sale contracts totaling €100 million (approximately $140 million) in order to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the European joint venture. Pursuant to these transactions, we will sell the Euro amount and receive the U.S. dollar amount on the forward sale date. On July 29, 2011, we also entered into an NZ$30 million ($25 million) forward purchase contract in order to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in HHR New Zealand Holdings Limited. We will sell the NZ dollar amount and receive the U.S. dollar amount on August 2, 2013. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation and are marked-

to-market with changes in fair value and recorded to accumulated other comprehensive income (loss) within Host Inc.’s equity portion and Host L.P.’s capital portion of their balance sheets. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The following table summarizes our four foreign currency sale contracts (in millions):

	Total Transaction Amount in Foreign Currency		Total Transaction Amount in Dollars	Forward Sale Date Range	Fair Value at		Change in Fair Value for the period ended
Transaction Date Range					December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
February 2008-July 2011		€100	$140	October 2012- August 2015	$8.8	$6.9	$1.9	$5.2
July 2011	NZ$	30	$25	August 2013	$1.9	$—	$1.9	$—

Item 8.	Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III as listed in the index as item 15(a)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

                     /s/ KPMG LLP

McLean, Virginia

February 22, 2012

See Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Host Hotels & Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9a Controls and Procedures—Internal Control over Financial Reporting of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Host Hotels & Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

                    /s/ KPMG LLP

McLean, Virginia

February 22, 2012

See Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Partners

Host Hotels & Resorts, L.P.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III as listed in the index as item 15(a)(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, L. P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                     /s/ KPMG LLP

McLean, Virginia

February 22, 2012

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(in millions, except per share amounts)

	2011	2010
ASSETS

Property and equipment, net	$11,383	$10,514
Due from managers	37	45
Investments in affiliates	197	148
Deferred financing costs, net	55	44
Furniture, fixtures and equipment replacement fund	166	152
Other	368	354
Restricted cash	36	41
Cash and cash equivalents	826	1,113

Total assets	$13,068	$12,411

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $902 million and $1,156 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,543	$4,249
Credit facility	117	58
Mortgage debt	1,006	1,025
Other	87	145

Total debt	5,753	5,477
Accounts payable and accrued expenses	175	161
Other	269	250

Total liabilities	6,197	5,888

Non-controlling interests—Host Hotels & Resorts, L.P.	158	191
Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 705.1 million and 675.6 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,750	7,236
Accumulated other comprehensive income (loss)	(1)	25
Deficit	(1,079)	(965)

Total equity of Host Hotels & Resorts, Inc. stockholders	6,677	6,303
Non-controlling interests—other consolidated partnerships	36	29

Total equity	6,713	6,332

Total liabilities, non-controlling interests and equity	$13,068	$12,411

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

(in millions, except per common share amounts)

	2011	2010	2009
REVENUES
Rooms	$3,022	$2,661	$2,484
Food and beverage	1,427	1,291	1,234
Other	296	277	310

Owned hotel revenues	4,745	4,229	4,028
Other revenues	253	199	107

Total revenues	4,998	4,428	4,135

EXPENSES
Rooms	832	734	681
Food and beverage	1,062	965	933
Other departmental and support expenses	1,261	1,151	1,099
Management fees	189	171	158
Other property-level expenses	569	488	386
Depreciation and amortization	652	591	613
Corporate and other expenses	111	108	116
Gain on insurance settlement	(2)	(3)	—

Total operating costs and expenses	4,674	4,205	3,986

OPERATING PROFIT	324	223	149
Interest income	20	8	7
Interest expense	(371)	(384)	(379)
Net gains on property transactions and other	7	1	14
Gain (loss) on foreign currency transactions and derivatives	3	(6)	5
Equity in earnings (losses) of affiliates	4	(1)	(32)

LOSS BEFORE INCOME TAXES	(13)	(159)	(236)
Benefit for income taxes	1	31	39

LOSS FROM CONTINUING OPERATIONS	(12)	(128)	(197)
Loss from discontinued operations, net of tax	(4)	(4)	(61)

NET LOSS	(16)	(132)	(258)
Less: Net loss attributable to non-controlling interests	1	2	6

NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	(15)	(130)	(252)
Less: Dividends on preferred stock	—	(4)	(9)
Issuance costs of redeemed preferred stock	—	(4)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(15)	$(138)	$(261)

Basic loss per common share:
Continuing operations	$(.01)	$(.20)	$(.34)
Discontinued operations	(.01)	(.01)	(.11)

Basic loss per common share	$(.02)	$(.21)	$(.45)

Diluted loss per common share:
Continuing operations	$(.01)	$(.20)	$(.34)
Discontinued operations	(.01)	(.01)	(.11)

Diluted loss per common share	$(.02)	$(.21)	$(.45)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

(in millions)

	2011	2010	2009
NET LOSS	$(16)	$(132)	$(258)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on common stock	—	—	(4)
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(27)	8	15
Change in fair value of derivative instruments	1	5	(4)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(26)	13	7

COMPREHENSIVE LOSS	(42)	(119)	(251)

Less: Comprehensive loss attributable to non- controlling interests	1	2	6

COMPREHENSIVE LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC	$(41)	$(117)	$(245)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011, 2010 and 2009

(in millions)

					Additional	Retained	Accumulated Other	Non-controlling Interests of	Non-controlling Interests of
Shares Outstanding			Preferred	Common	Paid-in	Earnings	Comprehensive	Consolidated	Host Hotels &
Preferred	Common		Stock	Stock	Capital	(Deficit)	Income (Loss)	Partnerships	Resorts, L.P
4.0	525.3	Balance, December 31, 2008	$97	$5	$5,868	$(385)	$5	$24	$158
—	—	Net loss	—	—	—	(252)	—	(1)	(5)
—	—	Unrealized loss on common stock	—	—	—	—	(4)	—	—
—	—	Other changes in ownership	—	—	(19)	—	—	—	19
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	—	15	—	—
—	—	Change in fair value of derivative instruments	—	—	—	—	(4)	—	—
—	103.8	Common stock issuances	—	1	766	—	—	—	—
—	.4	Comprehensive stock and employee stock purchase plans	—	—	6	—	—	—	—
—	—	Common stock dividends – cash	—	—	—	(16)	—	—	—
—	13.4	Common stock dividends – shares	—	—	139	(139)	—	—	—
—	—	Dividends on preferred stock	—	—	—	(9)	—	—	—
—	—	Issuance of 2009 Exchangeable Senior Debentures	—	—	82	—	—	—	—
—	3.4	Redemptions of limited partner interests for common stock	—	—	33	—	—	—	(33)
—	—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	—	1	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	—	(2)	—

4.0	646.3	Balance, December 31, 2009	$97	$6	$6,875	$(801)	$12	$22	$139
—	—	Net loss	—	—	—	(130)	—	—	(2)
—	—	Other changes in ownership	—	—	(69)	—	—	—	69
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	—	8	—
—	—	Change in fair value of derivative instruments	—	—	—	—	5	—	—
—	26.9	Common stock issuances	—	1	405	—	—	—	—
—	1.2	Comprehensive stock and employee stock purchase plans	—	—	10	—	—	—	—
—	—	Common stock dividends– cash	—	—	—	(26)	—	—	—
—	—	Dividends on preferred stock	—	—	—	(4)	—	—	—
(4.0)	—	Redemption of preferred stock	(97)	—	—	(4)	—	—	—
—	1.2	Redemptions of limited partner interests for common stock	—	—	15	—	—	—	(15)
—	—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	—	11	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	—	(4)	—

—	675.6	Balance, December 31, 2010	$—	$7	$7,236	$(965)	$25	$29	$191

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

Years Ended December 31, 2011, 2010 and 2009

(in millions)

					Additional	Retained	Accumulated Other	Non-controlling Interests of	Non-controlling Interests of
Shares Outstanding			Preferred	Common	Paid-in	Earnings	Comprehensive	Consolidated	Host Hotels &
Preferred	Common		Stock	Stock	Capital	(Deficit)	Income (Loss)	Partnerships	Resorts, L.P
—	675.6	Balance, December 31, 2010	$—	$7	$7,236	$(965)	$25	$29	$191
—	—	Net loss	—	—	—	(15)	—	(1)	—
—	—	Other changes in ownership	—	—	33	—	—	—	(33)
—	—	Foreign currency translation and other comprehensive loss of unconsolidated affiliates	—	—	—	—	(27)	—	—
—	—	Change in fair value of derivative instruments	—	—	—	—	1	—	—
—	27.9	Common stock issuances	—	—	459	—	—	—	—
—	—	Common OP unit issuances		—	—	—	—	—	6
—	1.3	Comprehensive stock and employee stock purchase plans	—	—	17	—	—	—	—
—	—	Common stock dividends–cash	—	—	—	(99)	—	—	—
—	0.3	Redemptions of limited partner interests for common stock	—	—	5	—	—	—	(5)
—	—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	—	12	—
—	—	Distributions to non-controlling interests	—	—	—	—	—	(4)	(1)

—	705.1	Balance, December 31, 2011	$—	$7	$7,750	$(1,079)	$(1)	$36	$158

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(in millions)

	2011	2010	2009
OPERATING ACTIVITIES
Net loss	$(16)	$(132)	$(258)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
(Gain) loss on dispositions	—	2	(26)
Depreciation	3	2	90
Depreciation and amortization	652	591	613
Amortization of deferred financing costs	11	12	14
Amortization of debt premiums/discounts, net	19	31	31
Deferred income taxes	(11)	(36)	(38)
Net gains on property transactions and other	(7)	(1)	(14)
(Gain) loss on foreign currency transactions and derivatives	(3)	6	(5)
Non-cash loss (gain) on extinguishment of debt	4	1	(5)
Equity in (earnings) losses of affiliates	(4)	1	32
Distributions from equity investments	—	2	1
Change in due from managers	—	(9)	34
Change in cash restricted for operating activities	—	(25)	—
Changes in other assets	(9)	44	(12)
Changes in other liabilities	22	31	95

Cash provided by operating activities	661	520	552

INVESTING ACTIVITIES
Proceeds from sales of assets, net	6	12	199
Acquisitions	(1,047)	(342)	—
Deposits for acquisitions	—	(38)	—
Proceeds from transfer of the Le Méridien Piccadilly to the Euro JV Fund II	40	—	—
Proceeds from sale of interest in CBM Joint Venture LLC	—	—	13
Deferred sale proceeds received from HPT	—	17	—
Investment in affiliates	(49)	(1)	(7)
Return of capital from investments	1	—	39
Purchase of mortgage note on portfolio of hotels	—	(53)	—
Capital expenditures:
Renewals and replacements	(327)	(195)	(164)
Redevelopment and other investments	(215)	(114)	(176)
Change in furniture, fixtures & equipment (FF&E) replacement fund	4	(17)	(6)
Change in FF&E replacement funds designated as restricted cash	—	22	(14)
Property insurance proceeds	11	3	—

Cash used in investing activities	(1,576)	(706)	(116)

FINANCING ACTIVITIES
Financing costs	(23)	(10)	(20)
Issuances of debt	955	500	906
Draws on credit facility	153	56	—
Repayment on credit facility	(90)	—	(410)
Repurchase/redemption of senior notes, including exchangeable debentures	(404)	(821)	(139)
Mortgage debt prepayments and scheduled maturities	(210)	(364)	(342)
Scheduled principal repayments	(5)	(13)	(14)
Common stock issuance	323	406	767
Redemption of preferred stock	—	(101)	—
Dividends on common stock	(70)	(20)	(42)
Dividends on preferred stock	—	(6)	(9)
Distributions to non-controlling interests	(5)	(4)	(3)
Contributions from non-controlling interests	1	11	—
Change in cash restricted for financing activities	3	23	4

Cash provided by (used in) financing activities	628	(343)	698

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(287)	(529)	1,134
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,113	1,642	508

CASH AND CASH EQUIVALENTS, END OF YEAR	$826	$1,113	$1,642

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2011, 2010 and 2009, Host Inc. issued approximately 0.3 million, 1.2 million and 3.4 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $5 million, $15 million and $18 million, respectively.

In June 2011, holders of approximately $134 million of the 3.25% Exchangeable Debentures elected to exchange their debentures for approximately 8.8 million shares of Host Inc. common stock.

On June 28, 2011, we transferred the Le Méridien Piccadilly to the Euro JV Fund II at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. We also transferred the capital lease asset and corresponding liability associated with the building, each valued at £38 million ($61 million), to the Euro JV Fund II. We retained a 33.4% interest in the property through our general and limited partner interests in the Euro JV Fund II and received cash proceeds on the transfer of £25 million ($40 million). We acquired a leasehold interest in the property in July 2010, at which time we assumed the mortgage loan and recorded the capital lease obligation.

On April 29, 2011, we acquired a 75% controlling interest in the Hilton Melbourne South Wharf. In connection with the acquisition, we assumed A$80 million ($86 million) of mortgage debt and recorded such mortgage debt at its fair value at the acquisition date.

On March 17, 2011, we acquired the Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host Hotels & Resorts, L.P. issued approximately 0.3 million OP units valued at approximately $6 million.

On September 2, 2010, we acquired a 90% controlling interest in the W New York, Union Square hotel. In connection with the acquisition, we assumed a $115 million mortgage debt with a fair value of $119 million, and other liabilities of $8.5 million.

On December 18, 2009, Host Inc. issued 13.4 million shares of common stock valued at $140 million to its stockholders as part of a special common dividend.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(in millions)

	2011	2010
ASSETS

Property and equipment, net	$11,383	$10,514
Due from managers	37	45
Investments in affiliates	197	148
Deferred financing costs, net	55	44
Furniture, fixtures and equipment replacement fund	166	152
Other	368	353
Restricted cash	36	41
Cash and cash equivalents	826	1,113

Total assets	$13,068	$12,410

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL

Debt
Senior notes, including $902 million and $1,156 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,543	$4,249
Credit facility	117	58
Mortgage debt	1,006	1,025
Other	87	145

Total debt	5,753	5,477
Accounts payable and accrued expenses	175	161
Other	269	250

Total liabilities	6,197	5,888

Limited partnership interest of third parties.	158	191

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,677	6,276
Accumulated other comprehensive income (loss)	(1)	25

Total Host Hotels & Resorts, L.P. capital	6,677	6,302
Non-controlling interests—consolidated partnerships	36	29

Total capital	6,713	6,331

Total liabilities, limited partnership interest of third parties and capital	$13,068	$12,410

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

(in millions, except per common unit amounts)

	2011	2010	2009
REVENUES
Rooms	$3,022	$2,661	$2,484
Food and beverage	1,427	1,291	1,234
Other	296	277	310

Owned hotel revenues	4,745	4,229	4,028
Other revenues	253	199	107

Total revenues	4,998	4,428	4,135

EXPENSES
Rooms	832	734	681
Food and beverage	1,062	965	933
Other departmental and support expenses	1,261	1,151	1,099
Management fees	189	171	158
Other property-level expenses	569	488	386
Depreciation and amortization	652	591	613
Corporate and other expenses	111	108	116
Gain on insurance settlement	(2)	(3)	—

Total operating costs and expenses	4,674	4,205	3,986

OPERATING PROFIT	324	223	149
Interest income	20	8	7
Interest expense	(371)	(384)	(379)
Net gains on property transactions and other	7	1	14
Gain (loss) on foreign currency transactions and derivatives	3	(6)	5
Equity in earnings (losses) of affiliates	4	(1)	(32)

LOSS BEFORE INCOME TAXES	(13)	(159)	(236)
Benefit for income taxes	1	31	39

LOSS FROM CONTINUING OPERATIONS	(12)	(128)	(197)
Loss from discontinued operations, net of tax.	(4)	(4)	(61)

NET LOSS	(16)	(132)	(258)
Less: Net loss attributable to non-controlling interests	1	—	1

NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	(15)	(132)	(257)
Less: Distributions on preferred units	—	(4)	(9)
Issuance costs of redeemed preferred units	—	(4)	—

NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(15)	$(140)	$(266)

Basic loss per common unit:
Continuing operations	$(.01)	$(.21)	$(.34)
Discontinued operations	(.01)	—	(.10)

Basic loss per common unit	$(.02)	$(.21)	$(.44)

Diluted loss per common unit:
Continuing operations	$(.01)	$(.21)	$(.35)
Discontinued operations	(.01)	—	(.10)

Diluted loss per common unit	$(.02)	$(.21)	$(.45)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

(in millions)

	2011	2010	2009
NET LOSS	$(16)	$(132)	$(258)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized loss on HMS Host common stock	—	—	(4)
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(27)	8	15
Change in fair value of derivative instruments	1	5	(4)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX.	(26)	13	7

COMPREHENSIVE LOSS	(42)	(119)	(251)

Less: Comprehensive loss attributable to non- controlling interests	1	—	1

COMPREHENSIVE LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(41)	$(119)	$(250)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBISIDARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2011, 2010 and 2009

(in millions)

			Preferred Limited	General	Limited	Accumulated Other Comprehensive	Non-controlling Interests of Consolidated	Limited Partnership Interests of
OP Units Outstanding
Preferred	Common		Partner	Partner	Partner	Income (Loss)	Partnerships	Third Parties
4.0	525.3	Balance, December 31, 2008	$97	$1	$5,485	$5	$24	$158
—	—	Net loss	—	—	(252)	—	(1)	(5)
—	—	Unrealized loss on HMS Host common stock	—	—	—	(4)	—	—
—	—	Other changes in ownership	—	—	(19)	—	—	19
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	15	—	—
—	—	Change in fair value of derivative instruments	—	—	—	(4)	—	—
—	103.6	Common OP unit issuances	—	—	767	—	—	—
—	.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	—	6	—	—	—
—	—	Distributions on common OP units	—	—	(16)	—	—	—
—	—	Distributions on preferred OP units	—	—	(9)	—	—	—
—	—	Issuance of 2009 Exchangeable Senior Debentures	—	—	82	—	—	—
—	3.4	Redemptions of limited partnership interests of third parties	—	—	33	—	—	(33)
—	—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	1	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	(2)	—

4.0	632.7	Balance, December 31, 2009	$97	$1	$6,077	$12	$22	$139

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBISIDARIES

CONSOLIDATED STATEMENTS OF CAPITAL—(continued)

Years Ended December 31, 2011, 2010 and 2009

(in millions)

			Preferred Limited	General	Limited	Accumulated Other Comprehensive	Non-controlling Interests of Consolidated	Limited Partnership Interests of
OP Units Outstanding
Preferred	Common		Partner	Partner	Partner	Income (Loss)	Partnerships	Third Parties
4.0	632.7	Balance, December 31, 2009	$97	$1	$6,077	$12	$22	$139
—	—	Net loss	—	—	(130)	—	—	(2)
—	—	Other changes in ownership	—	—	(69)	—	—	69
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	8	—	—
—	—	Change in fair value of derivative instruments	—	—	—	5	—	—
—	26.4	Common OP unit issuances	—	—	407	—	—	—
—	1.1	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	—	10	—	—	—
—	—	Distribution on common OP unit	—	—	(26)	—	—	—
—	—	Distribution on preferred OP unit	—	—	(4)	—	—	—
(4.0)	—	Redemption of preferred units	(97)	—	(4)	—	—	—
—	1.2	Redemptions of limited partnership interests of third parties	—	—	15	—	—	(15)
—	—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	11	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	(4)	—

—	661.4	Balance, December 31, 2010	$—	$1	$6,276	$25	$29	$191

—	—	Net loss	—	—	(15)	—	(1)	—
—	—	Other changes in ownership	—	—	33	—	—	(33)
—	—	Foreign currency translation and other comprehensive loss of unconsolidated affiliates	—	—	—	(27)	—	—
—	—	Change in fair value of derivative instruments	—	—	—	1	—	—
—	27.3	Common OP unit issuances	—	—	460	—	—	6
—	1.3	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	—	17	—	—	—
—	—	Distribution on common OP unit	—	—	(99)	—	—	—
—	0.3	Redemptions of limited partnership interests of third parties	—	—	5	—	—	(5)
—	—	Contributions from non- controlling interests of consolidated partnerships	—	—	—	—	12	—
—	—	Distributions to non-controlling interests	—	—	—	—	(4)	(1)

—	690.3	Balance, December 31, 2011	$—	$1	$6,677	$(1)	$36	$158

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(in millions)

	2011	2010	2009
OPERATING ACTIVITIES
Net loss	$(16)	$(132)	$(258)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
(Gain) loss on dispositions	—	2	(26)
Depreciation	3	2	90
Depreciation and amortization	652	591	613
Amortization of deferred financing costs	11	12	14
Amortization of debt premiums/discounts, net	19	31	31
Deferred income taxes	(11)	(36)	(38)
Net gains on property transactions and other	(7)	(1)	(14)
(Gain) loss on foreign currency transactions and derivatives	(3)	6	(5)
Non-cash loss (gain) on extinguishment of debt	4	1	(5)
Equity in (earnings) losses of affiliates	(4)	1	32
Distributions from equity investments	—	2	1
Change in due from managers	—	(9)	34
Change in cash restricted for operating activities	—	(25)	—
Changes in other assets	(9)	44	(12)
Changes in other liabilities	22	31	95

Cash provided by operating activities	661	520	552

INVESTING ACTIVITIES
Proceeds from sales of assets, net	6	12	199
Acquisitions	(1,047)	(342)	—
Deposits for acquisitions	—	(38)	—
Proceeds from transfer of Le Méridien Piccadilly to the Euro JV Fund II	40	—	—
Proceeds from sale of interest in CBM Joint Venture LLC	—	—	13
Deferred sale proceeds received from HPT	—	17	—
Investment in affiliates	(49)	(1)	(7)
Return of capital from investments in affiliates	1	—	39
Purchase of mortgage note on a portfolio of hotels	—	(53)	—
Capital expenditures:
Renewals and replacements	(327)	(195)	(164)
Redevelopment and other investments	(215)	(114)	(176)
Change in furniture, fixtures & equipment (FF&E) replacement fund	4	(17)	(6)
Change in FF&E replacement funds designated as restricted cash	—	22	(14)
Property insurance proceeds	11	3	—

Cash used in investing activities	(1,576)	(706)	(116)

FINANCING ACTIVITIES
Financing costs	(23)	(10)	(20)
Issuances of debt	955	500	906
Draws on credit facility	153	56	—
Repayment on credit facility	(90)	—	(410)
Repurchase/redemption of senior notes, including exchangeable debentures	(404)	(821)	(139)
Mortgage debt prepayments and scheduled maturities	(210)	(364)	(342)
Scheduled principal repayments	(5)	(13)	(14)
Common OP unit issuance	323	406	767
Redemption of preferred OP units	—	(101)	—
Distributions on common OP units	(71)	(20)	(43)
Distributions on preferred OP units	—	(6)	(9)
Distributions to non-controlling interests	(4)	(4)	(2)
Contributions from non-controlling interests	1	11	—
Change in cash restricted for financing activities	3	23	4

Cash provided by (used in) financing activities	628	(343)	698

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(287)	(529)	1,134
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,113	1,642	508

CASH AND CASH EQUIVALENTS, END OF YEAR	$826	$1,113	$1,642

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011, 2010 and 2009

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2011, 2010 and 2009, non-controlling partners converted common operating partnership units (“OP units”) valued at $5 million, $15 million and $18 million, respectively, in exchange for 0.3 million, 1.2 million and 3.4 million shares, respectively, of Host Inc. common stock.

In June 2011, holders of approximately $134 million of the 3.25% Exchangeable Debentures elected to exchange their debentures for approximately 8.8 million shares of Host Inc. common stock.

On June 28, 2011, we transferred the Le Méridien Piccadilly to the Euro JV Fund II at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. We also transferred the capital lease asset and corresponding liability associated with the building, each valued at £38 million ($61 million), to the Euro JV Fund II. We retained a 33.4% interest in the property through our general and limited partner interests in the Euro JV Fund II and received cash proceeds on the transfer of £25 million ($40 million). We acquired a leasehold interest in the property in July 2010, at which time we assumed the mortgage loan and recorded the capital lease obligation.

On April 29, 2011, we acquired a 75% controlling interest in the Hilton Melbourne South Wharf. In connection with the acquisition, we assumed A$80 million ($86 million) of mortgage debt and recorded such mortgage debt at its fair value at the acquisition date.

On March 17, 2011, we acquired the Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host Hotels & Resorts, L.P. issued approximately 0.3 million OP units valued at approximately $6 million.

On September 2, 2010, we acquired a 90% controlling interest in the W New York, Union Square hotel. In connection with the acquisition, we assumed a $115 million mortgage debt with a fair value of $119 million, and other liabilities of $8.5 million.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

Host Hotels & Resorts Inc. operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through Host Hotels & Resorts L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc. and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. holds approximately 98.5% of Host L.P.’s partnership interests, or OP units.

As of December 31, 2011, our lodging portfolio in the United States consisted of 105 hotels with approximately 60,700 rooms. Our U.S. portfolio is geographically diverse, with hotels in cities in 25 states and in Washington, D.C. We also own 16 hotels with approximately 4,300 rooms in Australia, Brazil, Canada, Chile, Mexico and New Zealand. Additionally, we own an approximate one-third interest in a European joint venture that owns 13 hotels with approximately 4,200 rooms located in Belgium, France, Italy, Poland, The Netherlands, Spain and the United Kingdom. We are the general partner of the joint venture and act as asset manager for these hotels. We also own a 25% interest in an Asian joint venture that has acquired a 36% interest in a joint venture to develop seven properties in India by 2014.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of Host Inc., Host L.P. and their subsidiaries and controlled affiliates, including joint ventures and partnerships. We consolidate subsidiaries when we have the ability to direct the activities that most significantly impact the economic performance of the entity. For those partnerships and joint ventures where we are the general partner, we review the rights of the limited partners to determine if those rights would overcome the assumption of control as the general partner. Limited partner rights which would overcome presumption of control by the general partner include the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause and substantive participating rights over activities considered most significant to the business of the partnership or joint venture, primarily voting rights.

We also evaluate our subsidiaries to determine if they should be considered variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. In accordance with ASC 810, we reviewed our subsidiaries to determine if (i) they should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in the characteristics of these entities.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture, fixtures and equipment replacement, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions, and a reserve required for potential legal damages. For purposes of the statements of cash flows, changes in restricted cash caused by changes in required legal reserves are shown as operating activities. Changes in restricted cash caused by using such funds for furniture, fixtures and equipment replacement are shown as investing activities. The remaining changes in restricted cash are the direct result of restrictions under our loan agreements, and, as such, are reflected in cash flows from financing activities.

Property and Equipment

Generally, property and equipment is recorded at cost. For properties we develop, cost includes interest and real estate taxes incurred during construction. For property and equipment acquired in a business combination, we record the assets based on their fair value as of the acquisition date. Replacements and improvements and capital leases are capitalized, while repairs and maintenance are expensed as incurred. We depreciate our property and equipment using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets.

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

We maintain a furniture, fixtures and equipment replacement fund for renewal and replacement capital expenditures at certain hotels, which generally is funded with 5% of property revenues.

We analyze our assets for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of the future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. We test for impairment in several situations, including when a property has a current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying value of an asset may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the asset’s carrying value over its fair value. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including assumptions of the projected cash flows, both from operations and the eventual disposition, the expected useful life and holding period of the asset, the future required capital expenditures and fair values, including consideration of capitalization rates, discount rates and comparable selling prices. During 2011, we recognized impairment charges of $8 million on two properties based on a change in estimated hold period. One of the properties was disposed of in 2011.

We will classify a hotel as held for sale when the sale of the asset is probable, will be completed within one year and actions to complete the sale are unlikely to change or that the sale will not occur. Accordingly, we typically classify assets as held for sale when Host Inc.’s Board of Directors has approved the sale, a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, and no significant financing contingencies exist which could prevent the transaction from being completed in a timely manner. If these criteria are met, we will cease recording depreciation and will record an impairment loss if the fair value less costs to sell is less than the carrying amount of the hotel. We will classify the loss, together with the related operating results, including interest expense on debt assumed by the buyer or that is required to be repaid as a result of the sale, as discontinued operations on our consolidated statements of operations and classify the assets and related liabilities as held for sale on the balance sheet. Gains on sales of properties are recognized at the time of sale or deferred and recognized as income in subsequent periods as conditions requiring deferral are satisfied or expire without further cost to us.

We recognize the fair value of any liability for conditional asset retirement obligations, including environmental remediation liabilities, when incurred, which generally is upon acquisition, construction, or development and/or through the normal operation of the asset, if sufficient information exists with which to reasonably estimate the fair value of the obligation.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

In conjunction with our acquisitions, we may identify intangible assets. Identifiable intangible assets typically include contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value. These contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of contract rates for corresponding contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2011, we consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest-other consolidated partnerships on the consolidated balance sheets and totaled $36 million and $29 million as of December 31, 2011 and 2010, respectively. Three of the partnerships have finite lives ranging from 99 to 100 years that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at the end of, but not prior to, the finite life. At December 31, 2011 and 2010, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $67 million and $65 million, respectively.

Net income (loss) attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). Net income (loss) attributable to non-controlling interests of third parties of $(1) million, $0.4 million and $(1) million for the years ended December 31, 2011, 2010 and 2009, respectively, is included in the determination of net income (loss) attributable to Host Inc. and Host L.P.

Host Inc.’s treatment of the non-controlling interests of Host L.P. Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on the historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, we have assumed that the redemption value is equivalent to the number of shares issuable upon conversion of the outside OP units valued at the market price of Host Inc. common stock at the balance sheet date. Subsequent to the stock dividend issued in 2009 (see Note 5 “Equity of Host Inc. and Capital of Host L.P.”), one OP unit now may be exchanged into 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares. The table below details the historical cost and redemption values for the non-controlling interests (in millions):

	As of December 31,
	2011	2010
OP units outstanding (millions)	10.5	10.5
Market price per Host Inc. common share	$14.77	$17.87
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$158	$191
Historical cost (millions)	$102	$101
Book value (millions) (1)	$158	$191

(1)	The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net loss attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $2 million and $5 million for 2010 and 2009, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions from Investments in Affiliates

We classify the distributions from our equity investments in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions from cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales are classified as cash flows from investing activities.

Other-than-Temporary Impairments

We review our equity method investments for impairment based on the occurrence of any triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, we generally will have few observable inputs and will determine fair value based on a discounted cash flow analysis of the investment, as well as consideration of the impact of other elements (i.e. control premiums, etc.). We use certain inputs such as available third-party appraisals and forecast net operating income for the hotel properties in order to estimate the expected cash flows. If an equity method investment is impaired, a loss is recorded for the difference between the fair value and the carrying value of the investment.

Income Taxes

Host Inc. has elected to be treated as a REIT under the provisions of the Internal Revenue Code and, as such, is not subject to federal income tax, provided that it distributes all of its taxable income, including net capital gains, annually to its stockholders and complies with certain other requirements. In addition to paying federal and state income tax on any retained income, one of our subsidiary REITs is subject to a tax on “built-in-gains” on sales of certain assets. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. In addition, each of the Host L.P. taxable REIT subsidiaries is taxable as a regular C corporation and is subject to federal, state and foreign income tax. Our consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of our taxable REIT subsidiaries, state income and franchise taxes incurred by Host Inc. and Host L.P., and foreign income taxes incurred by Host L.P., as well as each of their respective subsidiaries.

Under the partnership agreement, Host L.P. generally is required to reimburse Host Inc. for any tax payments it is required to make. Accordingly, the tax information included herein represents disclosures regarding Host Inc. and its subsidiaries. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

Deferred Charges

Financing costs related to long-term debt are deferred and amortized over the remaining life of the debt using the effective interest method.

Foreign Currency Translation

As of December 31, 2011, our foreign operations consist of hotels located in Australia, Brazil, Chile, Canada, Mexico, and New Zealand, as well as an investment in joint ventures in Europe and Asia. The financial statements

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of these properties and our investments therein are maintained in their functional currency, which generally is the local currency, and are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties and the investments are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

Foreign currency transactions are recorded in the functional currency for each entity using the exchange rates prevailing at the dates of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at period end exchange rates. The resulting exchange differences are recorded in gain (loss) on foreign currency transactions and derivatives on the accompanying consolidated statements of operations, except when deferred in accumulated other comprehensive income (loss) as qualifying net investment hedges.

Derivative Instruments

We are subject to market exposures in several aspects of our business and may enter into derivative instruments in order to hedge the effect of these market exposures on our operations. Potential market exposures for which we may use derivative instruments to hedge include: (i) changes in the fair value of our foreign investments due to fluctuations in currency exchange rates, (ii) changes in the fair value of our fixed-rate debt due to changes in the underlying interest rates, and (iii) variability in interest payments due to changes in the underlying interest rate for our floating-rate debt. Prior to entering into the derivative instrument, we evaluate whether the transaction will qualify for hedge accounting and continue to evaluate hedge effectiveness through the life of the instrument. Derivative instruments that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. We incorporate credit valuation adjustments to reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and accumulated guarantees.

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2011	2010
Gain on forward currency contracts	$11	$7
Loss on interest rate swap cash flow hedges	(3)	—
Foreign currency translation	(9)	18

Total accumulated other comprehensive income (loss)	$(1)	$25

Revenues

Our results of operations include revenues and expenses of our hotels. Revenues are recognized when the services are provided. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) on our statements of operations.

Host Inc. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders, as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2011	2010	2009
	(in millions, except per share amounts)
Net loss	$(16)	$(132)	$(258)
Net loss attributable to non-controlling interests	1	2	6
Dividends on preferred stock	—	(4)	(9)
Issuance costs of redeemed preferred stock (1)	—	(4)	—

Loss available to common stockholders	(15)	(138)	(261)
Assuming deduction of gain recognized for the repurchase of 2004 Debentures (2)	—	—	(2)

Diluted loss available to common stockholders	$(15)	$(138)	$(263)

Basic weighted average shares outstanding	693.0	656.1	586.3
Assuming weighted average shares for the repurchased 2004 Debentures	—	—	.9

Diluted weighted average shares outstanding (3)	693.0	656.1	587.2

Basic loss per share	$(.02)	$(.21)	$(.45)
Diluted loss per share	$(.02)	$(.21)	$(.45)

(1)	Represents the original issuance costs associated with the Class E preferred stock, which stock was redeemed during 2010.
(2)

During 2009, we repurchased $75 million face amount of our $500 million 3 1/4% exchangeable senior debentures (the “2004 Debentures”) with a carrying value of $72 million for approximately $69 million. We are required to determine the dilutive effect of the repurchased 2004 Debentures separately from the 2004 Debentures outstanding at December 31, 2009. The 2004 Debentures repurchased during 2009 are treated as having been converted to Host Inc. common stock equivalents at the start of the period. Accordingly, the 2009 adjustments to net income related to the repurchased 2004 Debentures include a $3 million gain, net of interest expense on the repurchased debentures.

(3)	There are 47 million, 53 million and 51 million potentially dilutive shares for our exchangeable senior debentures and shares granted under comprehensive stock plans which were not included in the computation of diluted EPS as of December 31, 2011, 2010 and 2009, respectively, because to do so would have been anti-dilutive for the period. See Note 4 “Debt” for the terms and conditions of our exchangeable senior debentures and Note 8 “Employee Stock Plans” for the terms and conditions of our comprehensive stock plans.

Host L.P. Earnings (Loss) Per Common Unit

Basic earnings (loss) per common unit is computed by dividing net income (loss) available to common unitholders by the weighted average number of common units outstanding. Diluted earnings (loss) per common unit is computed by dividing net income (loss) available to common unitholders, as adjusted for potentially dilutive securities, by the weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Inc. to support Host Inc. common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2011	2010	2009
	(in millions, except per unit amounts)
Net loss	$(16)	$(132)	$(258)
Net loss attributable to non-controlling interests	1	—	1
Distributions on preferred units	—	(4)	(9)
Issuance costs of redeemed preferred units (1)	—	(4)	—

Loss available to common unitholders	(15)	(140)	(266)
Assuming deduction of gain recognized for the repurchase of 2004 Debentures (2)	—	—	(2)

Diluted loss available to common unitholders	$(15)	$(140)	$(268)

Basic weighted average units outstanding	688.9	653.0	598.3
Assuming weighted average units for the repurchased 2004 Debentures	—	—	.9

Diluted weighted average units outstanding (3)	688.9	653.0	599.2

Basic loss per unit	$(.02)	$(.21)	$(.44)
Diluted loss per unit	$(.02)	$(.21)	$(.45)

(1)	Represents the original issuance costs associated with the Class E preferred OP units, which units were redeemed during 2010.
(2)

During 2009, we repurchased $75 million face amount of our $500 million 3 1/4% exchangeable senior debentures (the “2004 Debentures”) with a carrying value of $72 million for approximately $69 million. We are required to determine the dilutive effect of the repurchased 2004 Debentures separately from the 2004 Debentures outstanding at December 31, 2009. The 2004 Debentures repurchased during 2009 are treated as having been converted to common unit equivalents at the start of the period. Accordingly, the 2009 adjustment to net income related to the repurchased 2004 Debentures include a $3 million gain, net of interest expense on the repurchased debentures.

(3)	There are 46 million, 51 million and 50 million potentially dilutive units for our exchangeable senior debentures and for units distributable to Host Inc. for Host Inc. shares granted under comprehensive stock plans which were not included in the computation of diluted earnings per unit as of December 31, 2011, 2010 and 2009, respectively, because to do so would have been anti-dilutive for the period. See Note 4 “Debt” for the terms and conditions of our Exchangeable Senior Debentures and Note 8 “Employee Stock Plans” for the terms and conditions of Host Inc.’s comprehensive stock plans.

Share-Based Payments

At December 31, 2011, Host Inc. maintained two stock-based employee compensation plans. Additionally, in connection with Host Inc.’s conversion to a REIT, Host L.P. assumed the employee obligations of Host Inc. Therefore, upon the issuance of Host’s common stock under the compensation plans, Host L.P. will issue to Host Inc. common OP units of an equivalent value. Accordingly, these liabilities and related disclosures are included in the consolidated financial statements for Host Inc. and Host L.P., respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2011, our exposure risk related to our derivative instruments totaled $22 million and the counterparties to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $883 million available under our credit facility is spread among a diversified group of investment grade financial institutions.

Business Combinations

We recognize identifiable assets acquired, liabilities (both specific and contingent) assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Furthermore, acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. Classification of a lease does not change if it is part of a business combination. Capital lease obligations that are assumed as part of the acquisition of a leasehold interest are fair valued and included as debt on the accompanying balance sheet and wewill record the corresponding right-to-use assets. In certain situations, a deferred tax liability is created due to the difference between the fair value and the tax basis of the acquired asset at the acquisition date, which also may result in a goodwill asset being recorded.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation. We have changed the presentation for comprehensive income (loss) and have presented it in the consolidated statements of comprehensive income (loss).

2.	Property and Equipment

Property and equipment consists of the following (in millions):

	As of December 31,
	2011	2010
Land and land improvements	$1,852	$1,669
Buildings and leasehold improvements	13,168	12,080
Furniture and equipment	2,079	1,895
Construction in progress	196	168

	17,295	15,812
Less accumulated depreciation and amortization	(5,912)	(5,298)

	$11,383	$10,514

The aggregate cost of real estate for federal income tax purposes is approximately $10,570 million at December 31, 2011.

3.	Investments in Affiliates

We own investments in joint ventures which we do not consolidate. These investments are accounted for under the equity method of accounting. The debt of these joint ventures is non-recourse to, and not guaranteed by, us. Investments in affiliates consist of the following (in millions):

	As of December 31, 2011
	Ownership Interests	Our Investment	Debt	Assets
Asia Pacific Hospitality Venture Pte. Ltd.	25.0%	$15	$—	36% interest in the development of seven hotels in India
HHR Euro CV Fund I	32.1%	141	899	Eleven hotels in Europe
HHR Euro CV Fund II	33.4%	41	119	Two hotels in Europe

Total		$197	$1,018

	As of December 31, 2010
	Ownership Interests	Our Investment	Debt	Assets
Asia Pacific Hospitality Venture Pte. Ltd.	25.0%	$(1)	$—	None
HHR Euro CV	32.1%	135	945	Eleven hotels located in Europe
Tiburon Golf Ventures, L.P.	49.0%	14	—	36-hole golf club

Total		$148	$945

European Joint Venture

We have general and limited partner interests in a joint venture in Europe (HHR Euro CV, or the “Euro JV”) that consists of two separate funds with APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”).We serve as the general partner for the joint venture and have a

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

combined 32.1% ownership interest in Euro JV Fund I and a combined 33.4% interest in Euro JV Fund II. Due to the ownership structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditure budgets, the Euro JV is not consolidated in our financial statements. As of December 31, 2011, the aggregate size of the Euro JV is approximately €1.3 billion ($1.7 billion). Our aggregate investment is approximately €140 million ($182 million), of which approximately €109 million ($141 million) is attributable to Euro JV Fund I and approximately €31 million ($41 million) is attributable to Euro JV Fund II. As general partner, we earn a management fee based on the amount of equity commitments and equity investments. In 2011, 2010 and 2009, we recorded approximately $11 million, $5 million and $6 million of management fees, respectively.

As of December 31, 2011, the partners have funded approximately €487 million, or 90%, of the total equity commitment for Euro JV Fund I and expect to utilize the remaining commitment amount for capital expenditures and financing needs. On June 27, 2011, we expanded the Euro JV through the creation of Euro JV Fund II, in which each of the partners holds a 33.3% limited partner interest and we hold the 0.1% general partner interest. The Euro JV Fund II has a target size of approximately €450 million of new equity and a target investment of approximately €1 billion, after taking into account anticipated debt. As part of the expansion, we transferred the Le Méridien Piccadilly to Euro JV Fund II at a price of £64 million ($102 million), including the assumption of the associated £32 million ($52 million) mortgage. In addition to the expansion of the capacity of the Euro JV, we have extended its term from 2016 to 2021, subject to two one-year extensions.

On September 30, 2011, the Euro JV Fund II acquired the 396-room Pullman Bercy, Paris, for approximately €96 million, including certain acquisition costs of €6 million and a €52.6 million mortgage loan. We contributed €15 million ($20 million) to the Euro JV to finance our portion of the acquisition. The Euro JV will invest an additional €9 million in order to renovate the rooms and public space at the hotel.

The Euro JV has €786 million of mortgage debt, all of which is non-recourse to us and a default under this mortgage debt does not trigger a default under any of our debt. In 2010, the Euro JV negotiated various agreements with the lenders of a significant portion of this debt in order to cure actual or potential covenant defaults, cash sweeps, or non-payment defaults that expire throughout 2012. The €341 million mortgage secured by a portfolio of six hotels located in Spain, Italy, Poland and the United Kingdom and the £32 million mortgage secured by Le Méridien Piccadilly mature in 2013. Additionally, the €53 million mortgage secured by the Amsterdam hotel matures in 2013, but has two one-year extension options, subject to small fees and certain financial covenants. Due to the difficult economic climate in Europe, we expect that lenders may require more stringent financial covenants, higher rates of interest and lower loan-to-value ratios in connection with making new loans, which would require an equity contribution or debt paydowns with the proceeds from asset sales to reduce the current loan principal balance.

We have entered into five foreign currency forward sale contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We have hedged €100 million (approximately $140 million) of our investment and the forward purchases will occur between October 2012 and August 2015. During 2011 and 2010, we recorded approximately $2 million and $5 million, respectively, related to the change in fair value of the forward sale contracts in other comprehensive income (loss). The current value of the forward contracts of $9 million is included in other assets in the accompanying balance sheet. The derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with applicable hedge accounting guidance, are marked-to-market with changes in fair value recorded in other comprehensive income (loss).

Asian Joint Venture

We own a 25% interest in a joint venture in Asia (the “Asian JV”) with RECO Hotels JV Private Limited, an affiliate of GIC RE. The initial term of the Asian JV is for a period of seven years. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditure budgets, the Asian JV is not consolidated in our financial statements. The commitment period for the equity contributions to the joint venture expires in March of 2012.

During 2011, the Asian JV invested approximately $53 million (of which our share was $13.3 million) of its $65 million commitment to acquire a 36% interest of a joint venture in India with Accor S.A. and InterGlobe

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprises Limited. This joint venture is developing seven properties, totaling approximately 1,750 rooms in three major cities in India, Bengaluru, Chennai and Delhi, which properties will be managed by Accor under the Pullman, Novotel and ibis brands. The first two hotels are expected to be fully opened by March of 2012.

Other Investments

On September 1, 2011, we acquired the remaining 51% of the Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort, for $11 million. We now own a 100% general and limited partner interest in Tiburon Golf Ventures, L.P. and consolidate its operations.

Combined Financial Information of Unconsolidated Investees

Combined summarized balance sheet information for our affiliates follows (in millions):

	As of December 31,
	2011	2010
Property and equipment, net	$1,506	$1,376
Other assets	205	132

Total assets	$1,711	$1,508

Debt	$1,018	$945
Other liabilities	109	142
Equity	584	421

Total liabilities and equity	$1,711	$1,508

Combined summarized operating results for our affiliates follows (in millions):

	Year ended December 31,
	2011	2010	2009
Total revenues	$381	$291	$360
Operating expenses
Expenses	(294)	(218)	(274)
Depreciation and amortization	(46)	(41)	(39)

Operating profit	41	32	47
Interest income	—	—	3
Interest expense	(43)	(44)	(53)

Net loss	$(2)	$(12)	$(3)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Debt

Debt consists of the following (in millions):

	As of December 31,
	2011	2010
Series K senior notes, with a rate of 7 1/8% due November 2013	$—	$250
Series O senior notes, with a rate of 6 3/8% due March 2015	650	650
Series Q senior notes, with a rate of 6 3/4% due June 2016	800	800
Series S senior notes, with a rate of 6 7/8% due November 2014	498	498
Series T senior notes, with a rate of 9% due May 2017	390	388
Series V senior notes, with a rate of 6% due November 2020	500	500
Series W senior notes, with a rate of 5 7/8% due June 2019	496	—
Series Y senior notes, with a rate of 6% due October 2021	300	—
2004 Exchangeable Senior Debentures, with a rate of 3 1/4% due April 2024	175	325
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	385	502
2009 Exchangeable Senior Debentures, with a rate of 2 1/2% due October 2029	342	329
Senior notes, with rate of 10.0% due May 2012	7	7

Total senior notes	4,543	4,249
Credit facility	117	58
Mortgage debt (non-recourse) secured by $1.0 billion and $1.1 billion of real estate assets, with an average interest rate of 5.0% and 4.7% at December 31, 2011 and 2010, maturing through December 2023 (1)	1,006	1,025
Other	87	145

Total debt	$5,753	$5,477

(1)	The amount of the assets stated above securing mortgage debt represents the book value of real estate assets, net of accumulated depreciation. These amounts do not represent the current fair value of the assets.

Senior Notes

General. Under the terms of our senior notes indenture, which includes our Exchangeable Senior Debentures, our senior notes are equal in right of payment with all of our unsubordinated indebtedness and senior to all of our subordinated obligations. The face amount of our senior notes as of December 31, 2011 and 2010 was $4.6 billion and $4.4 billion, respectively. The senior notes balance as of December 31, 2011 and 2010 includes discounts of approximately $77 million and $109 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions. As of December 31, 2011, we are in compliance with all of these covenants.

We completed the following senior notes transactions during 2011 and 2010:

•

in November of 2011, we issued $300 million of 6% Series Y senior notes due October of 2021. We received proceeds from the issuance of approximately $295 million, net of underwriting fees and expenses. Interest on the Series Y senior notes is payable semi-annually in arrears on April 1 and October 1, beginning April 1, 2012.

•

in December and August of 2011, we repurchased a total of $138 million face amount of our 2 5/8% exchangeable senior debentures (the “2007 Debentures”), with a carrying value of $134 million, and recorded a loss of approximately $5 million on the transaction. Following these repurchases, we have approximately $388 million face amount of the 2007 Debentures outstanding.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

in June of 2011, we redeemed $150 million of our 3.25% exchangeable senior debentures (the “2004 Debentures”). Approximately $134 million face amount was exchanged for 8.8 million shares of Host Inc. common stock and $16 million face amount was redeemed for cash.

•

on May 11 and May 25, 2011, we issued $425 million and $75 million, respectively, of 5 7/8% Series W senior notes due June 15, 2019. We received proceeds from these issuances of approximately $489 million, net of discounts, underwriting fees and expenses. Interest on the Series W senior notes is payable semi-annually in arrears on June 15 and December 15, beginning December 15, 2011. A portion of the proceeds were used to redeem the remaining $250 million of the 7 1/8% Series K senior notes due November of 2013, plus $3 million premium on the redemption. The Series W senior notes were exchanged for Series X senior notes in January of 2012. The terms are substantially identical in all respects, except that the new series are registered under the Securities Act of 1933 and are, therefore, freely transferable by the holders.

•

on October 25, 2010, we issued $500 million of 6% Series U senior notes due November 1, 2020 and received proceeds of approximately $492 million, net of underwriting fees and expenses. Interest on the Series U senior notes is payable semi-annually in arrears on February 1 and August 1, beginning on February 1, 2011. The Series U senior notes were exchanged for Series V senior notes in February of 2011. The terms are substantially identical in all respects, except that the new series are registered under the Securities Act of 1933 and are, therefore, freely transferable by the holders.

•

in November and August of 2010, we redeemed a total of $475 million of the then outstanding $725 million, 7 1/8% Series K senior notes that were due in November 2013. As a result of these redemptions, we recorded a $12 million loss on debt extinguishment, which loss is included in interest expense.

•

on January 20, 2010, we redeemed the remaining $346 million outstanding of our 7% Series M senior notes that were due in August 2012. As a result of the repurchase, we recorded an $8 million loss on debt extinguishments, which loss is included in interest expense.

Exchangeable Debentures

As of December 31, 2011, we have three issuances of exchangeable senior debentures outstanding: $400 million of 2 1/2% debentures that were issued on December 22, 2009, $388 million of 2 5/8% debentures that were issued on March 23, 2007, and $175 million of 3 1/4% debentures that were issued on March 16, 2004, collectively, the “Debentures.” The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding, plus accrued interest (the “put option”), on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or at any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or a portion, of any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2004 Debentures would be exchanged for Host Inc.’s common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the debentures) and Host Inc.’s common stock (for the remainder of the exchange value, if any) and the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash or a combination thereof, at our option. Based on Host Inc.’s stock price at December 31, 2011, the 2009 Debentures’ if-converted value would exceed the outstanding principal amount by $25 million. Currently, none of the Debentures are exchangeable by holders.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following chart details our outstanding Debentures:

	As of December 31, 2011
	Maturity date	Next put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	71.9264	$13.90	28.8 million
2007 Debentures	4/15/2027	4/15/2012	4/20/2012	388	32.0239	$31.23	12.4 million
2004 Debentures	4/15/2024	4/15/2014	4/19/2009	175	65.5744	$15.25	11.5 million

Total				$963

We account separately for the liability and equity components of our Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, for the Debentures, we record the liability components thereof at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt; however, there is no effect of this discount on our cash interest payments. We measured the fair value of the debt components of the 2009 Debentures, the 2007 Debentures and the 2004 Debentures at issuance based on effective interest rates of 6.9%, 6.5% and 6.8%, respectively. As a result, we attributed $247 million of the aggregate proceeds received to the conversion feature of the Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in Host Inc.’s additional paid-in capital and Host L.P.’s capital on the consolidated balance sheets. The following chart details the initial allocations between the debt and equity components of the Debentures, net of the original issue discounts, based on the effective interest rate at the time of issuance, as well as the debt balances (in millions):

				As of December 31, 2011
	Initial Face Amount	Initial Debt Value	Initial Equity Value	Face Amount Outstanding	Debt Carrying Value	Unamortized Discount
2009 Debentures	$400	$316	$82	$400	$342	$58
2007 Debentures	600	502	89	388	385	3
2004 Debentures	500	413	76	175	175	—

Total	$1,500	$1,231	$247	$963	$902	$61

Interest expense recorded for the Debentures consists of the following (in millions):

	Year ended December 31,
	2011	2010	2009
Contractual interest expense (cash)	$31	$34	$26
Non-cash interest expense due to discount amortization	31	32	27

Total interest expense	$62	$66	$53

Losses on the repurchased debentures are recorded in interest expense in the consolidated financial statements. We evaluated the fair value of the repurchased debenture based on the fair value of the cash flows at the date of the repurchase, discounted at risk adjusted rates. Based on this calculation, the fair value of our repurchased debentures generally has been greater than the conversion price; therefore, substantially all of the repurchase price was allocated to the debt portion of the debentures.

Authorization for Senior Notes and Exchangeable Senior Debentures Repurchase

In February 2012, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms) and terminated the previous authorization. Any further redemption of the 2004 Debentures will not reduce the $500 million of Board authority noted above to repurchase other debt securities.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility

On November 22, 2011, we entered into a new senior revolving credit facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and certain other agents and lenders. The new credit facility replaces the prior senior revolving credit facility which would have expired in September of 2012. The new credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion, including a foreign currency subfacility for Canadian dollars, Australian dollars, New Zealand dollars, Japanese Yen, Euros and British Pounds Sterling of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of New Zealand dollar borrowings. The credit facility also provides a subfacility of up to $100 million for swingline borrowings and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions. The credit facility has an initial scheduled maturity date of November 2015, with an option for Host L.P. to extend the term for one additional year, subject to certain conditions, including the payment of an extension fee.

Under the previous senior revolving credit facility, we had the following transactions during 2011 and 2010:

•	On June 28, 2011, we used the proceeds received from the transfer of the Le Méridien Piccadilly to the Euro JV Fund II to repay £25 million ($40 million) under the credit facility.

•	On April 26, 2011, to facilitate the acquisition of the Hilton Melbourne South Wharf, we drew $50 million on our credit facility, which draw subsequently was repaid on May 12, 2011.

•

On March 1, 2011, we repaid the C$129 million ($132 million) mortgage debt on our portfolio of four hotels in Canada. We drew C$100 million ($103 million) from our credit facility in the form of bankers’ acceptances in order to fund a portion of this repayment. The bankers’ acceptances had an initial average interest rate of 2.18%, based on the 30-day Canadian bankers’ acceptances rate, plus 90 basis points.

•	On July 20, 2010, we drew £37 million ($56 million) from our credit facility in order to fund the cash portion of the acquisition of Le Méridien Piccadilly in London.

The amounts outstanding at the time we entered into the new credit facility were transferred over to the new credit facility and remain outstanding. Based on our draws at December 31, 2011, we have $883 million of remaining available capacity under our credit facility.

Collateral and Guarantees. The credit facility initially does not include any subsidiary guarantees or pledges of equity interests in our subsidiaries, and the guarantees and pledges are required only in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges ratably would benefit the credit facility, as well as the notes outstanding under Host L.P.’s senior notes indenture, interest rate and currency hedges and certain other hedging and bank product arrangements with lenders that are parties to the credit facility. Even when triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would provide neither guarantees nor pledges of equity interests. As of December 31, 2011, our leverage ratio was 4.8x.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. Currently, we are permitted to borrow and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Therefore, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan in order to establish the debt at fair value and non-cash interest expense due to the implementation in 2009 of accounting standards related to our exchangeable debentures, all of which are included in interest expense on our consolidated statement of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2011, we are in compliance with the financial covenants under our credit facility.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin (i) ranging from 175 to 275 basis points (depending on Host L.P.’s consolidated leverage ratio), or (ii) following the date on which Host L.P.’s long-term unsecured debt rating is investment grade and Host L.P. elects ratings-based pricing, ranging from 100 to 160 basis points (depending on Host LP’s unsecured long-term debt rating). Based on our leverage ratio at December 31, 2011 of 4.8x, we would be able to borrow at a rate of LIBOR plus 200 basis points. While we are using leverage-based pricing, to the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 25 to 35 basis points, depending on our average revolver usage during the applicable period. Upon attainment of an investment grade unsecured debt rating and election of ratings-based pricing, in lieu of paying an unused commitment fee, we would instead pay a facility fee ranging from 15 basis points to 40 basis points, depending on our rating and regardless of usage.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants become less restrictive at any time that our leverage ratio falls below 6.0x. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments and dividends contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on the incurrence of debt and the payment of dividends generally are consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host Inc.’s tax status as a REIT. The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts owed under the credit facility may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts owed under the credit facility will become due and payable and the lenders’ commitments will terminate.

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2011, we have 14 assets that are secured by mortgage debt, with an average interest rate of 5.0%, that mature between 2013 and 2023. As of December 31, 2011, we are in compliance with the covenants under all of our mortgage debt obligations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We had the following mortgage debt issuances and repayments since January 2010. Interest for our mortgage debt is payable on a monthly basis:

Transaction Date	Property	Rate	Maturity Date	Amount
				(in millions)
Issuances/Assumptions
November 2011	Hilton Melbourne South Wharf (1)	6.77%	11/23/2016	$79
February 2011	New Zealand Hotel Portfolio (2)	5.49%	2/18/2016	80
Repayments/Defeasance/Transfer
June 2011	Le Méridien Piccadilly (3)	1.99%	1/20/2012	(52)
March 2011	Four Canadian properties	5.2%	3/1/2011	(132)
December 2010	Partial repayment of Orlando World Center mortgage (4)	3.76%	12/30/2010	(54)
December 2010	JW Marriott, Desert Springs	9.8%	12/11/2022	(71)
October 2010	W New York, Union Square (5)	6.39%	10/11/2011	(119)
February 2010	Atlanta Marriott Marquis	7.4%	2/11/2023	(124)

(1)	The floating interest rate is equal to the 3-month BBSY plus 230 basis points. In addition, we entered into separate swap agreements that fix 75% of the loan at an all-in rate of 6.7% and cap the remaining 25% at an all-in interest rate of 9.9%. The rate shown reflects the rate in effect at December 31, 2011. In connection with the acquisition of the property in April 2011, we assumed an $86 million mortgage loan. The issuance represents the refinancing of this mortgage loan.
(2)	The floating interest rate is equal to the 3-month New Zealand Bank Bill Rate plus 120 basis points plus an additional commitment fee of 120 basis points per annum. In addition, we entered into a swap agreement that fixes 75% of the loan at an all-in rate of 7.15%. The rate shown reflects the rate in effect at December 31, 2011.
(3)	This floating rate mortgage is based on LIBOR plus 118 basis points. The rate shown reflects the rate in effect at the time of transfer. In connection with the transfer of Le Méridien Piccadilly to the Euro JV Fund II, we transferred the associated mortgage. The mortgage loan had been assumed at acquisition of the property in June 2010.
(4)	On December 17, 2010, we entered into an amendment under the $300 million mortgage loan secured by the Orlando World Center Marriott. As a result of the amendment, we repaid $54 million of the outstanding principal on December 30, 2010 and extended the maturity of the loan to July 1, 2013. We have a fixed annual interest rate of 4.75% on the remaining $246 million outstanding.
(5)	The amount shown reflects our recorded book value of the mortgage debt on the date defeasance. We defeased this loan on October 19, 2010, which released us from obligations under the mortgage. In connection with the acquisition of the property in September 2010, we assumed the $115 million mortgage loan.

Interest Rate Derivative Instruments

We have entered into several derivative instruments in order to manage our exposures to risks associated with changes in interest rates. None of our derivative instruments has been entered into for trading purposes.

Aggregate Debt Maturities

Aggregate debt maturities are as follows (in millions):

As of December 31, 2011
2012	$400
2013	359
2014	1,142
2015	1,179
2016	965
Thereafter	1,769

5,814
Unamortized (discounts) premiums, net	(75)
Fair value hedge adjustment	12
Capital lease obligations	2

$5,753

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest

The following items are included in interest expense (in millions):

	Year ended December 31,
	2011(1)	2010(1)	2009(2)
Interest expense	$371	$384	$379
Amortization of debt premiums/discounts, net (3)	(32)	(34)	(31)
Amortization of deferred financing costs	(11)	(12)	(12)
Non-cash gains/(losses) on debt extinguishments	(4)	(1)	2
Change in accrued interest	(4)	10	(11)

Interest paid (4)	$320	$347	$327

(1)	Interest expense and interest paid for 2011 and 2010 includes cash prepayment premiums of approximately $5 million and $20 million, respectively. No significant prepayment premium was paid in 2009.
(2)	Interest expense and interest paid for 2009 is net of $7 million received in connection with the 2007 defeasance of $514 million in collateralized mortgage-backed securities.
(3)	Primarily represents the amortization of the debt discount on our Debentures, which is non-cash interest expense.
(4)	Does not include capitalized interest of $4 million, $3 million and $5 million during 2011, 2010 and 2009, respectively.

Amortization of property and equipment under capital leases totaled $3 million, $1 million and $1 million for 2011, 2010 and 2009, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations.

5.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 705.1 million and 675.6 million were outstanding as of December 31, 2011 and 2010, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares were outstanding as of December 31, 2011 and 2010.

Capital of Host L.P.

As of December 31, 2011, Host Inc. is the owner of approximately 98.5% of Host L.P.’s OP units. The remaining 1.5% of the OP units are held by various third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

As of December 31, 2011 and 2010, Host L.P. has 700.7 million and 671.8 million OP units outstanding, respectively, of which Host Inc. held 690.3 million and 661.4 million, respectively.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units based on the applicable conversion ratio. Following a 2009 Host Inc. stock dividend distribution, in which OP unitholders did not receive an equivalent per unit distribution for the dividend paid with Host Inc. common stock, the conversion factor used to convert OP units into shares of Host Inc. common stock was adjusted from 1.0 to 1.021494. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P.

Issuances of Common Stock

During 2011, Host Inc. issued 19.1 million shares of common stock, at an average price of $17.09 per share, for net proceeds of approximately $323 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC. There is approximately $174 million of issuance capacity remaining under the current agreement.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2010, Host Inc. issued 26.9 million shares of common stock, at an average price of $15.25 per share, for net proceeds of approximately $406 million under the same “at-the-market” programs.

During June 2011, $134 million of the 2004 Debentures were exchanged for shares of Host Inc. common stock, totaling approximately 8.8 million shares.

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

All common and preferred cash and stock dividends that were taxable to our stockholders in 2011 and 2010 were considered 100% ordinary income. None of such dividends was considered qualified dividends subject to a reduced tax rate. The table below presents the amount of common and preferred dividends declared per share and common and preferred distributions per unit as follows:

	Year ended December 31,
	2011	2010	2009
Common stock	$.14	$.04	$.25
Class E preferred stock 8 7/8%	—	.555	2.22
Common OP units	.143	.041	.025
Class E preferred OP units 8 7/8%	—	.555	2.22

Preferred Stock Redemption

On June 18, 2010, Host Inc. redeemed 4,034,300 shares of its 8 7/8% Class E cumulative redeemable preferred stock at a redemption price of $25.00 per share, plus accrued dividends. The original issuance costs for the Class E preferred stock are treated as a deemed dividend in Host Inc.’s consolidated statement of operations and have been reflected as a deduction to net income (loss) available to common stockholders for the purpose of calculating Host Inc.’s basic and diluted earnings (loss) per share. Similarly, the issuance costs have been treated as a deemed distribution in Host L.P.’s consolidated statement of operations and have been reflected as a reduction to Host L.P.’s earnings per diluted unit.

6.	Income Taxes

Host Inc. elected to be taxed as a REIT effective January 1, 1999 pursuant to the U.S. Internal Revenue Code of 1986, as amended. In general, a corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and complies with certain other requirements (relating primarily to the composition of its assets and the sources of its revenues) generally is not subject to federal and state income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. It is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. In addition to paying federal and state income taxes on any retained income, one of our subsidiary REITs is subject to taxes on “built-in-gains” that result from sales of certain assets. Additionally, each of our taxable REIT subsidiaries is taxable as a regular C corporation, subject to federal, state and foreign income tax. Our consolidated income tax provision or benefit includes the income tax provision or benefit related to the operations of our taxable REIT subsidiaries, state income taxes incurred by Host Inc. and Host L.P., and foreign income taxes incurred by Host L.P., as well as each of their respective subsidiaries.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2011	2010
Deferred tax assets	$172	$161
Less: Valuation allowance	(47)	(44)

Subtotal	125	117
Deferred tax liabilities	(24)	(40)

Net deferred tax asset	$101	$77

We have recorded a 100% valuation allowance of approximately $37.4 million against the deferred tax asset related to the net operating loss and asset tax credit carryovers as of December 31, 2011 with respect to our hotel in Mexico. There is a $2.2 million valuation allowance against the deferred tax asset related to the net operating loss and capital loss carryovers as of December 31, 2011 with respect to our hotels in Canada. Finally, there is a $7.4 million valuation allowance against the deferred tax asset related to the net operating loss carryovers as of December 31, 2011 with respect to certain of our U.S. taxable REIT subsidiaries that act as lessee pursuant to the HPT leases. We expect that the remaining net operating loss and alternative minimum tax credit carryovers for U.S. federal income tax purposes will be realized. The net increase in the valuation allowance for the year ending December 31, 2011 and December 31, 2010 is approximately $3 million and $7 million, respectively. The primary components of our net deferred tax asset are as follows (in millions):

	As of December 31,
	2011	2010
Accrued related party interest	$16	$12
Net operating loss and capital loss carryovers	99	74
Alternative minimum tax credits	4	4
Property and equipment	(18)	(18)
Investments in domestic and foreign affiliates	(3)	(2)
Derivatives	1	—
Deferred revenue and other	49	51

Subtotal	148	121
Less: Valuation allowance	(47)	(44)

Net deferred tax asset	$101	$77

At December 31, 2011, we have aggregate gross domestic and foreign net operating loss, capital loss and tax credit carryovers of approximately $276 million. We have deferred tax assets related to these loss and tax credit carryovers of approximately $99 million, with a valuation allowance of approximately $47 million. Our net operating loss carryovers expire through 2031, and our foreign capital loss carryovers have no expiration period. Our domestic alternative minimum tax credits have no expiration period and our foreign asset tax credits expire through 2017.

Our U.S. and foreign income (loss) from continuing operations before income taxes was as follows (in millions):

	Year ended December 31,
	2011	2010	2009
U.S. loss	$(41)	$(170)	$(208)
Foreign income (loss)	28	11	(28)

Total	$(13)	$(159)	$(236)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit for income taxes for continuing operations consists of (in millions):

		Year ended December 31,
		2011	2010	2009
Current	— Federal	$1	$—	$(7)
	— State	1	1	2
	— Foreign	8	4	4

		10	5	(1)

Deferred	— Federal	(11)	(31)	(33)
	— State	(2)	(6)	(7)
	— Foreign	2	1	2

		(11)	(36)	(38)

Income tax benefit – continuing operations		$(1)	$(31)	$(39)

The total benefit for income taxes, including the amounts associated with discontinued operations, was $2 million, $32 million and $40 million in 2011, 2010 and 2009, respectively.

The differences between the income tax benefit calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax benefit recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Statutory federal income tax benefit – continuing operations	$(5)	$(56)	$(83)
Adjustment for nontaxable (income) loss of Host Inc. – continuing operations	(5)	25	43
State income tax provision, net	(1)	(5)	(3)
Uncertain tax positions benefit	—	—	(7)
Foreign income tax provision	10	5	11

Income tax benefit – continuing operations	$(1)	$(31)	$(39)

Cash paid for income taxes, net of refunds received, was $8 million, $4 million and $5 million in 2011, 2010 and 2009, respectively.

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

	2011	2010
Balance at January 1	$5	$5
Reductions due to expiration of certain statutes of limitation	—	—
Other increases (decreases)	—	—

Balance at December 31	$5	$5

All of such amount, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory federal income tax rate of 35% and the actual income tax provision (benefit) recorded each year.

It is reasonably possible that the total amount of unrecognized tax benefits will decrease within 12 months of the reporting date due to the expiration of certain statutes of limitation. An estimate of such decrease is approximately $4 million. As of December 31, 2011, the tax years that remain subject to examination by major tax jurisdictions generally include 2008-2011.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2011, 2010 and 2009, we recognized approximately $0.2 million, $0.1 million and $0.1 million, respectively of interest expense related to the unrecognized tax benefits. We had approximately $0.4 million and $0.6 million of interest accrued at December 31, 2011 and 2010, respectively.

7.	Leases

Taxable REIT Subsidiaries Leases

We lease substantially all of our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation and management of a hotel.

Hospitality Properties Trust

We own a leasehold interest in 53 Courtyard by Marriott properties, which properties were sold to Hospitality Properties Trust (“HPT”) and leased back to us in 1995 and 1996. In connection with our conversion to a REIT, we entered into subleases with Barceló Crestline Corporation (“Barceló”) for these 53 properties, as well as 18 Residence Inn by Marriott properties. In June 2010, HPT sent notices of default because the subtenants failed to meet certain net worth covenants, which failure would have triggered an event of default by us under the leases between us and HPT. As a result, we terminated the subleases effective July 6, 2010 and resumed acting as owner under the management agreements. Effective upon termination of the subleases, we recorded the operations of the hotels as opposed to rental income for 2010 and 2011. On December 30, 2011, we entered into a settlement with Barceló, who had guaranteed rent payments to HPT as part of the sublease, related to the termination of the subleases, which resulted in an additional $7 million of income being recorded in 2011 to compensate us for a portion of our operating losses subsequent to the sublease termination.

We terminated the master lease with HPT on the 18 Residence Inn properties effective December 31, 2010 and received $17.2 million of deferred proceeds related to the initial sale and additional amounts held in the tenant collection account. On November 23, 2010, we gave notice that we will not extend the lease on the 53 Courtyard by Marriott properties, which will result in termination of the lease effective December 31, 2012. At the expiration of the lease, HPT is obligated to pay us deferred proceeds related to the initial sale of approximately $51 million, plus additional amounts held in a tenant collection account.

The chart below details the other revenue and other property-level expenses related to the HPT properties (in millions):

	Year ended December 31,
	2011	2010
Hotel sales revenue	$214	$123
Rental revenue	7	44

Total HPT revenue	$221	$167

Property-level expenses	$159	$96
Rental expense	68	84

Total HPT expenses	$227	$180

Ground Leases

As of December 31, 2011, all or a portion of 38 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense ratably over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Additionally, the rental payments under one lease are based on real estate tax assessments.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Lease Information

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or ten-year periods. The restaurant leases are accounted for as operating leases. Our leasing activities also include leases entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for either as operating or capital leases, depending on the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization charge applicable to capitalized leases is included in depreciation expense.

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee (in millions):

	As of December 31, 2011
	Capital Leases	Operating Leases
2012	$1	$113
2013	1	45
2014	—	43
2015	—	41
2016	—	39
Thereafter	—	1,379

Total minimum lease payments	$2	$1,660

Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $4 million that are payable to us under non-cancelable subleases.

We remain contingently liable on certain leases relating to our former restaurant business. Such contingent liabilities aggregated $14 million as of December 31, 2011. However, management considers the likelihood of any material funding related to these leases to be remote.

Rent expense is included in the other property-level expenses line item and consists of (in millions):

	Year ended December 31,
	2011	2010	2009
Minimum rentals on operating leases	$114	$128	$122
Additional rentals based on sales	26	19	23
Rental payments based on real estate tax assessments	22	21	19
Less: sublease rentals	(3)	(44)	(83)

	$159	$124	$81

8.	Employee Stock Plans

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

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2009 Comprehensive Plan”), under which Host Inc. may award to participating employees (i) restricted shares of Host Inc.’s common stock, (ii) options to purchase our common stock, and (iii) deferred shares of our common stock, and the employee stock purchase plan (“ESPP”). At December 31, 2011, there were approximately 19 million shares of Host Inc.’s common stock reserved and available for issuance under the 2009 Comprehensive Plan.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recognize costs resulting from share-based payment transactions in our financial statements over their vesting periods. We classify share-based payment awards granted in exchange for employee services as either equity awards or as liability awards. The classification of restricted stock awards either as an equity award or a liability award is based upon cash settlement options. Equity awards are measured based on their fair value on the date of grant. Liability classified awards are re-measured to fair value each reporting period. The value of all restricted stock awards, less estimated forfeitures, is recognized over the period during which an employee is required to provide services in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for awards for which employees do not render the requisite services. The senior executive restricted stock awards have been classified as liability awards, primarily due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding requirements. Other stock awards have been classified as equity awards, as these awards do not contain this optional tax withholding feature.

On May 14, 2009, our stockholders approved the 2009 Comprehensive Plan. The 2009 Comprehensive Plan currently has 25.5 million shares authorized, which includes incremental shares approved on May 7, 2010 to reflect our 2009 stock dividend, that can be issued for stock-based compensation to employees and directors. Shares described below that were granted after May 14, 2009 were issued under this plan. We granted 5.1 million restricted shares to senior executives that vest in 2010 and 2011 and 1.0 million stock options under this plan. We also granted 0.2 million restricted shares to other employees at a per share price of $10.40.

During 2011, 2010 and 2009, we recorded compensation expense of approximately $19 million, $40 million and $21 million, respectively. Shares granted in 2011, 2010 and 2009 totaled 0.2 million, 0.4 million and 9.0 million, respectively, while 1.5 million, 2.6 million and 2.2 million, respectively, vested during those years.

Senior Executive Restricted Stock

During 2009, Host Inc. granted shares to senior executives that vested through year end 2011 in three annual installments (the “2009 – 2011 Plan”). No awards were outstanding as of December 31, 2011. Vesting for these shares was determined based on (1) personal performance based on the achievement of specific management business objectives, and (2) market performance based on the achievement of total shareholder return on a relative basis. These awards were considered liability awards; therefore, we recognized compensation expense over the requisite period based on the fair value of the award at the balance sheet date. The fair value was based on the number of shares earned during the year at the December 31, 2011 stock price.

Under the 2009-2011 Plan, we granted a total of 7.6 million shares (0.1 million in 2011, 0.3 million in 2010 and 7.2 million in 2009). The grants in 2010 and 2011 primarily related to new hires or promotions. Of the 7.6 million shares granted, vesting for approximately 48% of the shares was based on the satisfaction of personal performance goals set by each executive, approximately 26% was based on the achievement of total shareholder return on a relative basis compared to the NAREIT index and approximately 26% was based on the achievement of total shareholder return in comparison to eight other lodging companies.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2011, 2010 and 2009, we recorded compensation expense of approximately $15 million, $36 million and $19 million, respectively, related to the restricted stock awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2011. The fair values for the awards below are based on the fair value at the respective transaction dates, as the awards are classified as liability awards.

	Year ended December 31,
	2011		2010		2009
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	3.7	$11	5.6	$7	0.1	$7
Granted	0.1	17	0.3	17	7.2	9
Vested (1)	(1.3)	15	(1.9)	18	(1.6)	11
Forfeited/expired	(2.5)	15	(0.3)	11	(0.1)	7

Balance, at end of year	—	—	3.7	11	5.6	7

Issued in calendar year (1)	1.1	15	0.8	11	0.1	7

(1)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 1.1 million shares issued in 2011 include shares vested at December 31, 2010, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $15.4 million, $6.9 million and $0.6 million, for 2011, 2010 and 2009, respectively.

Employee Stock Options

As of December 31, 2011, 1.3 million stock options were outstanding and exercisable with a weighted average remaining life of 7 years and a weighted average exercise price of $7.68. During 2011, 2010 and 2009, stock option grants totaled 22,000, 54,000 and 1.4 million, respectively. Stock compensation expense was $1.8 million during 2011 and 2010, respectively, and $0.8 million during 2009 and all stock options outstanding as of December 31, 2011 are fully vested. We expense stock options over the vesting period based on the estimated fair value of the options grant date using the simulation/Monte Carlo method. To calculate the fair value of options granted from 2009 to 2011, we assumed (i) a weighted average volatility of 56.1%, (ii) a weighted average risk free rate of 2.3%, and (iii) a weighted average dividend yield of 4.9%.

Other Stock Plans

In addition to the stock plans described above, we maintain an upper-middle management plan, an employee stock purchase plan and, in 2009, granted stock awards to all employees. These awards are all time-based equity awards that vest within three years of the grant date and expense is based on the grant date fair value. During 2011, 2010 and 2009 we granted 93,000 shares, 120,000 shares and 331,000 shares, respectively, under these programs and recorded expenses of $1.9 million, $2.2 million and $1.4 million, respectively.

9.	Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our recorded liability for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2011.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Discontinued Operations

We disposed of one hotel in 2011, two hotels in 2010 and six hotels in 2009. The operations for these hotels are included in discontinued operations. The following table summarizes the revenues, loss before taxes, and the gain (loss) on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition for the periods presented (in millions):

	Year ended December 31,
	2011	2010	2009
Revenues	$5	$14	$81
Loss before taxes	(4)	(3)	(88)
Gain (loss) on disposals, net of tax	—	(2)	26

Net loss attributable to Host Inc. is allocated between continuing and discontinued operations as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Loss from continuing operations, net of tax	$(11)	$(126)	$(192)
Discontinued operations, net of tax	(4)	(4)	(60)

Net loss attributable to Host Hotels & Resorts, Inc.	$(15)	$(130)	$(252)

Net loss attributable to Host L.P. is allocated between continuing and discontinued operations as follows (in millions):

	Year ended December 31,
	2011	2010	2009
Loss from continuing operations, net of tax	$(11)	$(128)	$(196)
Discontinued operations, net of tax	(4)	(4)	(61)

Net loss attributable to Host Hotels & Resorts, L.P.	$(15)	$(132)	$(257)

11.	Acquisitions

We record the assets acquired, liabilities assumed and any non-controlling interests at the estimated fair value as of the acquisition date. Furthermore, acquisition-related costs, such as broker fees, transfer taxes, due diligence costs and legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets. We acquired 10 hotels during 2011 and recorded $5 million of acquisition-related expenses and acquired four hotels during 2010 and recorded $8 million of acquisition-related expenses. For 2011 and 2010, our acquisitions were as follows:

•	On September 1, 2011, we acquired the remaining 51% partnership interest in the Tiburon Golf Ventures, L.P., which owns the golf club surrounding The Ritz-Carlton, Naples Golf Resort, for $11 million.

•

On April 29, 2011, we acquired a 75% common voting interest and a preferred interest in the joint venture that owns the 364-room Hilton Melbourne South Wharf, Australia. The total transaction value, including the 25% voting interest retained by the previous owners, was A$142 million ($152 million) and included the assumption of an existing A$80 million ($86 million) mortgage loan. We are entitled to receive a cumulative priority return of 12% based on our initial investment of A$45 million ($48 million), plus 75% of the distributable cash after our partner’s subordinated preferred interest.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	On March 23, 2011, we acquired the 775-room New York Helmsley Hotel for $313.5 million. The hotel is managed by Starwood and will be converted to the Westin brand in 2012.

•

On March 17, 2011, we acquired the 1,625-room Manchester Grand Hyatt San Diego for $572 million (which includes the payment of $19 million for the existing FF&E replacement fund). The transaction was comprised of cash consideration of $566 million, including the repayment of $403 million of existing loans, and the issuance of approximately 0.3 million OP units valued at $6 million. We also issued approximately 4 million Class F preferred units with a per unit liquidation preference of $25, for an aggregate amount of $99.5 million. We received a note from the seller equal in value to the preferred units issued. The interest rate on the note receivable is 25 basis points less than the dividend rate on the preferred units. In accordance with ASC 505, a right of setoff exists between the note receivable and the preferred units, as the proceeds from the redemption of the preferred units must be used to repay the note receivable. Therefore, these two instruments are recorded net on our consolidated balance sheet.

•

On February 18, 2011, we acquired a portfolio of hotels in New Zealand for approximately NZ$190 million ($145 million), at which time we entered into an NZ$105 million ($80 million) mortgage. The properties are operated by Accor under the ibis and Novotel brands. The portfolio is comprised of the following hotels:

•	The 273-room Hotel Novotel Queenstown Lakeside;
•	The 193-room Hotel Novotel Christchurch Cathedral Square;
•	The 147-room Hotel Novotel Auckland Ellerslie;
•	The 139-room Hotel Novotel Wellington;
•	The 200-room Hotel ibis Wellington;
•	The 155-room Hotel ibis Christchurch; and
•	The 100-room Hotel ibis Ellerslie.

•	On September 30, 2010, we acquired the 245-room JW Marriott, Rio de Janeiro for approximately R$80 million ($47 million).

•

On September 2, 2010, we formed a joint venture to purchase the 270-room W New York, Union Square. We have a 90% interest and serve as the managing member of the joint venture. The joint venture purchased the hotel for $188 million, which, in addition to cash consideration, included the assumption of $115 million of mortgage debt, with a fair value of $119 million, and other liabilities valued at $8.5 million. Additionally, in conjunction with the acquisition, the joint venture purchased restricted cash and FF&E reserve funds at the hotel of $11 million.

•	On August 11, 2010, we acquired the 424-room Westin Chicago River North for approximately $165 million.

•

On July 22, 2010, we acquired the leasehold interest in the 266-room Le Méridien Piccadilly in London, England for £64 million ($98 million), including cash consideration of approximately £31 million ($47 million) and the assumption of a £33 million ($51 million) mortgage, which approximates fair value. As part of the purchase of the leasehold interest, we acquired restricted cash at the hotel of £4 million ($6 million). In connection with the acquisition, we assumed a capital lease obligation which we valued at £38 million ($58 million). We also recorded a deferred tax liability of £19 million ($30 million) and a deferred tax asset of £11 million ($17 million) and goodwill of £8 million ($13 million) related to the difference in the hotel valuation measured at fair value on the acquisition date and the tax basis of the assets acquired. We drew £37 million ($56 million) from our credit facility to fund the cash portion of the acquisition. On June 28, 2011, we transferred the Le Méridien Piccadilly to the Euro JV Fund II (see Note 3 “Investments in Affiliates”).

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our 2011 and 2010 acquisitions (in millions):

	As of December 31,
	2011	2010
Property and equipment	$1,174	$557
Goodwill	—	13
Intangible asset	7	—
Deferred tax asset	10	17
Restricted cash, FF&E reserve and other assets	20	24

Total assets	$1,211	$611

Mortgage debt	$(86)	$(168)
Capital lease obligation	—	(58)
Deferred tax liability	(13)	(30)
Other liabilities	(6)	(13)

Net assets acquired	$1,106	$342

Our summarized unaudited consolidated pro forma results of operations, assuming the 2011 and 2010 acquisitions occurred on January 1, 2010 and excluding the acquisition costs discussed above, are as follows (in millions, except per share and per unit amounts):

	Year ended December 31,
	2011	2010
Revenues	$5,062	$4,789
Income (loss) from continuing operations	6	(118)
Net income (loss) 332	2	(122)

Host Inc.:
Net income (loss) available to common shareholders	$3	$(128)
Basic earnings (loss) per common share:
Continuing operations	$.01	$(.19)
Discontinued operations	(.01)	(.01)

Basic earnings (loss) per common share	$—	$(.20)

Diluted earnings (loss) per common share:
Continuing operations	$.01	$(.19)
Discontinued operations	(.01)	(.01)

Diluted earnings (loss) per common share	$—	$(.20)

Host L.P.:
Net income (loss) available to common unitholders	$3	$(130)
Basic earnings (loss) per common unit:
Continuing operations	$.01	$(.20)
Discontinued operations	(.01)	—

Basic earnings (loss) per common unit	$—	$(.20)

Diluted earnings (loss) per common unit:
Continuing operations	$.01	$(.20)
Discontinued operations	(.01)	—

Diluted earnings (loss) per common unit	$—	$(.20)

For 2011 and 2010, we have included $355 million and $57 million of revenues, respectively, and $35 million and $3 million of net income, respectively, in our consolidated statements of operations related to the operations of the hotels and golf club acquired in 2011 and 2010.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Notes Receivable

On April 13, 2010, we acquired, at a discount, the two most junior tranches of a €427 million ($581 million) mortgage loan that is secured by six hotels located in Europe with a face value of €64 million ($87 million). Interest payments for the tranches are based on the 90-day EURIBOR rate plus 303 basis points, or approximately 4.6%. The borrower is current on amounts due under the notes. We record interest income on the loan based on the implicit interest rate required to accrete the book value of the receivable to an amount equal to the expected cash receipts for both the principal and interest through maturity. For 2011 and 2010, we recorded interest income of €13 million ($17 million) and €3 million ($4 million), respectively. The loan matures on October 18, 2012.

13.	Fair Value Measurements

Overview

We have adopted the provisions under GAAP for both recurring and non-recurring fair value measurements. Our recurring fair value measurements consist of the valuation of our derivative instruments, the majority of which are designated as accounting hedges. Non-recurring fair value measurements during 2011 consisted of the impairment of two of our hotel properties, one of which was sold in 2011.

In evaluating the fair value of both financial and non-financial assets and liabilities, GAAP outlines a valuation framework and creates a fair value hierarchy that distinguishes between market assumptions based on market data (“observable inputs”) and a reporting entity’s own assumptions about market data (“unobservable inputs”). The requirements are intended to increase the consistency and comparability of fair value measurements and related disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction (an “exit price”). Assets and liabilities are measured using inputs from three levels of the fair value hierarchy. The three levels are as follows:

Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date. An active market is defined as a market in which transactions occur with sufficient frequency and volume to provide pricing on an ongoing basis.

Level 2 — Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means.

Level 3 — Unobservable inputs reflect our assumptions about the pricing of an asset or liability when observable inputs are not available.

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements that we completed during 2011 (there were none in 2010) due to the impairment of non-financial assets (in millions):

		Fair Value at Measurement Date Using
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives (1)	$6.7	$—	$6.7	$—
Forward currency sale contracts (1)	10.8	—	10.8	—
Fair Value Measurements on a Non- recurring Basis:
Impaired hotel properties held and used (2)	5	—	5	—
Impaired hotel properties sold (2)	—	—	6	—

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value at Measurement Date Using
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives (1)	$10.6	$—	$10.6	$—
Forward currency sale contracts (1)	6.9	—	6.9	—

(1)	These derivative contracts have been designated as hedging instruments.
(2)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2011 and 2010, respectively.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of December 31, 2011.

In connection with the acquisition of the Hilton Melbourne South Wharf on April 29, 2011, we assumed an interest rate swap agreement with a notional amount of A$80 million ($86 million) related to its mortgage debt. In November 2011, as part of the refinancing of this loan, we paid approximately $1 million to settle the original swap and entered into a new interest rate swap with a notional amount of A$61.5 million ($60 million) and a maturity date of November 23, 2016. The purpose of the interest rate swap is to hedge against changes in cash flows (interest payments) attributable to fluctuations in the Reuters BBSY. As a result, we will pay an all-in rate of 6.7% on the notional amount of the swap. We designated the derivative as a cash flow hedge. As a result of the change in fair value of this swap, a $0.3 million loss was recorded to other comprehensive income (loss), net of tax. As of December 31, 2011, we recorded a liability of $0.4 million related to the fair value of this swap.

On February 18, 2011, we entered into an interest rate swap agreement with a notional amount of NZ$79 million ($60 million) related to the mortgage debt on the seven properties acquired in New Zealand on February 18, 2011. We entered into the swap in order to hedge against changes in cash flows (interest payments) attributable to fluctuations in the 3-month NZ$ Bank Bill rate. As a result, we will pay an all-in rate of 7.15% on the notional amount of the swap. We have designated the derivative as a cash flow hedge. As a result of the change in fair value of this derivative, a $2.7 million loss was recorded to other comprehensive income (loss), net of tax. As of December 31, 2011, we recorded a liability of $3.8 million related to the fair value of this swap.

Interest rate swap derivatives designated as fair value hedges. We have designated our fixed-to-floating interest rate swap derivatives as fair value hedges. We enter into these derivative instruments to hedge changes in the fair value of fixed-rate debt that occur as a result of changes in market interest rates. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The changes in the fair value of the derivatives are largely offset by corresponding changes in the fair value of the underlying debt due to changes in the 3-month LIBOR rate, which change is recorded as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value in the underlying debt, which was not significant for the periods presented, is considered the ineffective portion of the hedging relationship and is recognized in net income (loss).

We have three fixed-to-floating interest rate swap agreements for an aggregate notional amount totaling $300 million related to The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa mortgage loan in the amount of $300 million. As of December 31, 2011 and December 31, 2010, we recorded assets of $10.9 million and $10.6 million, respectively, related to the fair value of the swaps. During 2011 and 2010, the fair value of the swaps increased $0.3 million and $11.6 million, respectively. As a result, we will pay a floating interest rate equal to the 3-month LIBOR plus a spread which ranges from 2.7% to 3.2%, as opposed to the fixed rate of 5.531%, on the notional amount of $300 million through March 1, 2014.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Forward Sale Contracts. We have six foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheet. The forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. Dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives. The following table summarizes our foreign currency sale contracts (in millions):

Transaction Date Range	Total Transaction Amount in Foreign Currency		Total Transaction Amount in Dollars	Forward Purchase Date Range	Fair Value As of December 31,		Change in Fair Value Year ended December 31,
					2011	2010	2011	2010
February 2008-July 2011		€100	$140	October 2012- August 2015	$8.8	$6.9	$1.9	$5.2
July 2011	NZ$	30	$25	August 2013	$1.9	$—	$1.9	$—

During 2011, we entered into the following forward sale contracts, all of which are reflected in the chart above:

•

On July 15, 2011, we entered into two forward sale contracts totaling €50 million ($69 million) in order to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. Under the contract, we will sell the Euro amount and receive the U.S. dollar amount on the forward purchase dates of October 22, 2012 and August 18, 2015. Additionally, we entered into a forward purchase contract to net-settle the existing February 2008 €30 million foreign currency sale contract and received cash of $0.4 million on the settlement date of August 18, 2011. Following these transactions, we have hedged our foreign currency exposure related to €100 million ($140 million) of our net investment in the Euro JV.

•

On July 29, 2011, we entered into an NZ$30 million ($25 million) forward sale contract in order to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in HHR New Zealand Holdings Limited. Under the contract, we will sell the NZ dollar amount and receive the U.S. dollar amount on August 2, 2013.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets and Liabilities

Fair Value of Other Financial Assets and Liabilities. We did not elect the fair value measurement option for any of our other financial assets or liabilities. Notes receivable and other financial assets are valued based on the expected future cash flows discounted at risk-adjusted rates and are adjusted to reflect the effects of foreign currency translation. Valuations for secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior Notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair value of certain financial assets and liabilities and other financial instruments are shown below (in millions):

	As of December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Mortgage notes	$65	$76	$55	$77
Financial liabilities
Senior notes	3,641	3,772	3,093	3,200
Exchangeable Senior Debentures	902	1,076	1,156	1,471
Credit facility	117	117	58	58
Mortgage debt and other, net of capital leases	1,091	1,114	1,110	1,107

14.	Gain on Insurance Settlement

On February 22, 2011, Christchurch, New Zealand experienced an earthquake that resulted in substantial damage to two of the hotels we purchased as part of the seven hotel New Zealand portfolio in the first quarter of 2011. These hotels included the Hotel Novotel Christchurch Cathedral Square and the Hotel ibis Christchurch. Repairs are in progress at both properties; however, the historic portion of the Novotel, the Warners building, has been demolished. The properties are expected to remain closed until at least the third quarter of 2012 and potentially longer. We believe we have sufficient coverage under the insurance policy of our property manager for both property and business interruption. We estimate that the economic loss will be capped at approximately $3 million based on the maximum deductible under our insurance policy and we accrued this loss in the second quarter of 2011. The city also experienced a second significant earthquake on June 13, 2011 and further aftershocks in December of 2011. While evaluations of the properties are ongoing, we do not believe the effects of these earthquakes and aftershocks were significant and have not accrued any additional losses.

During 2011, as a result of the earthquake, we estimate we incurred approximately $22 million of property damage, which amount represents the book value of the properties and equipment written off, and the related repairs and clean-up costs incurred. Gains on property insurance proceeds represent proceeds received in excess of the insurance receivable, which receivable represents the book value of the damaged assets that were written-off. Any gains resulting from insurance proceeds are not recognized until all contingencies are resolved. During 2011, we recognized a gain of $2 million for the receipt of business interruption insurance proceeds. As of December 31, 2011, we have received $8 million of cash and an outstanding insurance receivable of $13 million was included in other assets, representing claims for property damage and business interruption.

15.	Relationship with Marriott International

We have entered into various agreements with Marriott, or one of their subsidiaries, including agreements for the management of approximately 61% of our owned hotels, the management of 53 hotels leased from HPT, financing for the JW Marriott, Mexico City, Mexico and certain limited administrative services.

In 2011, 2010 and 2009, we paid Marriott $119 million, $111 million and $105 million, respectively, of hotel management fees for our owned hotels and approximately $1 million in franchise fees for each of 2011, 2010 and 2009. Additionally, in 2011 and 2010, we paid $11 million and $7 million, respectively, of management fees for the hotels leased from HPT.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We enter into negotiations with Marriott from time to time in order to secure mutually beneficial modifications to the terms of management agreements on an individual or portfolio-wide basis, typically in connection with repositioning projects or substantial capital investments at our properties. We have negotiated amendments to various management agreements with Marriott and have agreed, among other matters, to waive performance termination tests, modify certain extension tests which condition the manager’s ability to renew the management agreements, and to extend certain contracts. As part of these negotiations, Marriott agreed to make cash payments to us, over time, to reduce an existing cap on the costs and expenses related to chain services that are provided on a centralized basis, as well as to establish a cap on certain other costs, to provide us with an incentive to increase our capital expenditures at the hotels, to waive certain deferred management fees and to modify the incentive management fee on certain contracts. We agreed to use a portion of Marriott’s cash payments for brand reinvestment projects at various hotels in our portfolio.

16.	Hotel Management Agreements and Operating and License Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of those hotels also being subject to separate license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. For the majority of our properties, we have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

The initial term of our agreements generally is 15 to 25 years, with one or more renewal terms at the option of the manager. The majority of our agreements condition the manager’s right to exercise options for renewal upon the satisfaction of specified economic performance criteria. The manager typically receives a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment. In the case of our Starwood-managed hotels, the base management fee is only 1% of annual gross revenues, but that amount is supplemented by license fees payable to Starwood under a separate license agreement pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Under the license agreement Starwood generally receives 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales in addition to a base management fee.

As part of the agreements, the manager furnishes the hotels with certain chain services, which are generally provided on a central or regional basis to all hotels in the manager’s hotel system. Chain services include central training, advertising and promotion, national reservation systems, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among the hotels managed, owned or leased by the manager on a fair and equitable basis. In addition, our managers generally will sponsor a guest rewards program, the costs of which will be charged to all of the hotels that participate in such program.

We are obligated to provide the manager with sufficient funds, generally 5% of the revenue generated at the hotel, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which are normally capitalized, and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreements.

We generally are limited in our ability to sell, lease or otherwise transfer the hotels unless the transferee assumes the related management agreement. However, most agreements include owner rights to terminate the agreements on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to any performance-based or other termination rights, we have negotiated with Marriott and Starwood specific termination rights related to specific agreements. These termination rights can take a number of different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; as well as termination without sale or other condition, which may require payment of a fee. These termination rights also may restrict the number of agreements that may be terminated over any annual or other period; impose limitations on the number of agreements terminated as measured by EBITDA; require that a certain number of properties continue to maintain the brand affiliation; or be restricted to a specific pool of assets.

17.	Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our office buildings) are immaterial and meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our foreign operations consist of hotels in six countries. In June 2011, we transferred our hotel in the United Kingdom to the Euro JV Fund II. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2011		2010		2009
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$4,722	$10,874	$4,244	$10,095	$3,997	$10,013
Australia	27	136	—	—	—	—
Brazil	33	42	8	48	—	—
Canada	115	126	109	131	96	135
Chile	28	58	29	56	25	53
Mexico	24	23	21	29	17	30
New Zealand	32	124	—	—	—	—
United Kingdom	17	—	17	155	—	—

Total	$4,998	$11,383	$4,428	$10,514	$4,135	$10,231

18.	Guarantees and Contingencies

We have certain guarantees which consist of commitments made to third parties for leases or debt that are not recognized in our consolidated financial statements due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances, including the default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The guarantees are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $14 million as of December 31, 2011.

•

In 1997, we owned Leisure Park Venture Limited Partnership, which owns and operates a senior living facility. We spun-off the partnership to Barceló as part of the REIT conversion, but we remain obligated under a guarantee of interest and principal with respect to $14.7 million of municipal bonds issued by the New Jersey Economic Development Authority through their maturity in 2027. However, to the extent we are required to make any payments under the guarantee, we have been indemnified by Barceló, who, in turn, is indemnified by the current owner of the facility.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $13 million through the full term of the leases, including renewal options. We believe that the likelihood of any material payments related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

•

We acquired two properties with environmental liabilities, primarily asbestos in non-public areas of the properties, for which we have recorded the present value of the liability, or approximately $3 million. The amount is based on management’s estimate of the timing and future costs to remediate the liability. We will record the accretion expense over the period we intend to hold the hotel or until the item is remediated.

19.	Legal Proceedings

On April 27, 2005, we initiated a lawsuit against Keystone-Texas Property Holding Corporation (“Keystone”) seeking a declaration that a provision of the ground lease for the property under the San Antonio Marriott Rivercenter was valid and claiming that Keystone had breached that lease provision. On October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we had tortuously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property.

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortuously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages, plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages, plus statutory interest. Keystone only will be entitled to receive one of these damage awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. On June 3, 2010, the trial court issued its final judgment, awarding Keystone: $39 million in damages for slander of title; alternatively, $34.3 million for tortuous interference of contract; as well as pre-judgment and post-judgment interest and attorneys’ fees, expenses, and costs.

On November 23, 2011, a three-judge panel of the San Antonio Court of Appeals issued its memorandum opinion denying our appeal of the trial court’s June 3, 2010 final judgment. In addition, the panel overturned the trial court’s decision to grant our motion to disregard the jury’s $7.5 million award of exemplary damages.

We believe that the memorandum opinion contains numerous legal errors and we intend to continue to vigorously pursue these issues on appeal. On January 17, 2012, we filed a motion seeking rehearing from the three-judge panel and a motion for rehearing by the entire seven-judge court of appeals. Based on the court decisions reached to date, we believe our maximum exposure for the Keystone litigation is $63 million. After consideration of the range of possible outcomes, we have accrued a potential litigation loss of approximately $56 million.

We are involved in various legal proceedings in the normal course of business regarding the operation of our hotels. To the extent not covered by insurance, these legal proceedings generally fall into the following broad categories: disputes involving hotel-level contracts, employment litigation, compliance with laws, such as the Americans with Disabilities Act, and other general matters. Under our management agreements, our operators have broad latitude to resolve individual hotel-level claims generally for amounts less than $150,000. However, for matters exceeding such threshold, our operators may not settle claims without our consent. Based on our analysis of legal proceedings with which we are currently involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $5 million as of December 31, 2011 and estimate that, in the aggregate, our losses related to these proceedings could be as much as $12 million. We are not aware of any other matters with a reasonably possible negative outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	Quarterly Financial Data (unaudited)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$902	$1,296	$1,142	$1,658
Operating profit (loss)	(3)	152	55	119
Income (loss) from continuing operations	(59)	67	(35)	16
Loss from discontinued operations	(1)	(3)	—	—
Net income (loss)	(60)	64	(35)	16
Net income (loss) attributable to Host Hotels & Resorts, Inc.	(60)	62	(33)	17
Net income (loss) available to common stockholders	(60)	62	(33)	17
Basic income (loss) per common share:
Continuing operations	(.09)	.10	(.05)	.02
Discontinued operations	—	(.01)	—	—
Net income (loss)	(.09)	.09	(.05)	.02
Diluted income (loss) per common share:
Continuing operations	(.09)	.10	(.05)	.02
Discontinued operations	—	(.01)	—	—
Net income (loss)	(.09)	.09	(.05)	.02
Host Hotels & Resorts, L.P.(1):
Net income (loss) attributable to Host Hotels & Resorts, L.P.	(61)	63	(34)	17
Net income (loss) available to common unitholders	(61)	63	(34)	17
Basic income (loss) per common unit:
Continuing operations	(.09)	.10	(.05)	.02
Discontinued operations	—	(.01)	—	—
Net income (loss)	(.09)	.09	(.05)	.02
Diluted income (loss) per common unit:
Continuing operations	(.09)	.10	(.05)	.02
Discontinued operations	—	(.01)	—	—
Net income (loss)	(.09)	.09	(.05)	.02

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$822	$1,112	$1,003	$1,491
Operating profit (loss)	(1)	110	23	91
Income (loss) from continuing operations	(82)	19	(61)	(4)
Loss from discontinued operations	(2)	—	—	(2)
Net income (loss)	(84)	19	(61)	(6)
Net income (loss) attributable to Host Hotels & Resorts, Inc.	(84)	18	(58)	(6)
Net income (loss) available to common stockholders	(86)	12	(58)	(6)
Basic income (loss) per common share:
Continuing operations	(.13)	.02	(.09)	(.01)
Discontinued operations	—	—	—	—
Net income (loss)	(.13)	.02	(.09)	(.01)
Diluted income (loss) per common share:
Continuing operations	(.13)	.02	(.09)	(.01)
Discontinued operations	—	—	—	—
Net income (loss)	(.13)	.02	(.09)	(.01)
Host Hotels & Resorts, L.P.(1):
Net income (loss) attributable to Host Hotels & Resorts, L.P.	(85)	18	(59)	(6)
Net income (loss) available to common unitholders	(87)	12	(59)	(6)
Basic income (loss) per common unit:
Continuing operations	(.14)	.02	(.09)	(.01)
Discontinued operations	—	—	—	—
Net income (loss)	(.14)	.02	(.09)	(.01)
Diluted income (loss) per common unit:
Continuing operations	(.14)	.02	(.09)	(.01)
Discontinued operations	—	—	—	—
Net income (loss)	(.14)	.02	(.09)	(.01)

(1)	Other income statement line items not presented for Host L.P. are equal to the amounts presented for Host Inc.

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

Controls and Procedures (Host Hotels & Resorts, Inc.)

Disclosure Controls and Procedure

Under the supervision and with the participation of our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, Host Inc.’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including Host Inc.’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2012 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See “Executive Officers” in Part I of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 10 of the Code of Business Conduct and Ethics, entitled “Special Ethics Obligations of Employees with Financial Reporting Obligations.” The Code is available at the Investor Information/Governance section of our website at www.hosthotels.com. A copy of the Code is available in print, free of charge, to stockholders and unitholders upon request to the company at the address set forth in Item 1 of this Annual Report under the section “Business —Where to Find Additional Information.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters – Independence of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders entitled “Auditor Fees.”

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

(b) EXHIBITS

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

3.1	Articles of Restatement of Articles of Incorporation of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, L.P. Registration Statement on Form S-4 (SEC File No. 333-170934), filed on December 2, 2010).

3.1A	Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007).

3.2	Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 6, 2008 (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on November 12, 2008).

Exhibit No.	Description

4.	Instruments Defining Rights of Security Holders

4.1	See Exhibit 3.1 and 3.2 for provisions of the Articles and Bylaws of Host Hotels & Resorts, Inc. defining the rights of security holders. See Exhibit 3.1A for provisions of the Agreement of Limited Partnership of Host Hotels & Resorts, L.P. defining the rights of security holders.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott Corporation’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

4.3	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Current Report on Form 8-K dated August 6, 1998) (SEC File No. 001-05664).

4.4	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998) (SEC File No. 333-55807).

4.5	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

4.6	Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

4.7	Sixteenth Supplemental Indenture, dated March 10, 2005, by and among Host Marriott, L.P., the Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.19 of Host Marriott, L.P.’s Report on Form 8-K, filed on March 15, 2005).

4.8	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.26 of Host Marriott Corporation’s Current Report on Form 8-K, filed April 10, 2006).

4.9	Twenty-Second Supplemental Indenture, dated November 2, 2006, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.27 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed November 7, 2006).

Exhibit No.	Description

4.10	Twenty-Third Supplemental Indenture, dated March 23, 2007, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed March 29, 2007).

4.11	Registration Rights Agreement, dated March 23, 2007, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Goldman, Sachs & Co. and Banc of America Securities LLC, as representatives of the several Initial Purchasers named therein, related to the 2.625% Exchangeable Senior Debentures due 2027 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on March 29, 2007).

4.12	Twenty-Ninth Supplemental Indenture, dated May 11, 2009, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 11, 2009).

4.13	Thirty-Second Supplemental Indenture, dated December 22, 2009, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed December 23, 2009).

4.14	Registration Rights Agreement, dated December 22, 2009, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., in their capacity as representatives of the several initial purchasers of the debentures, related to the 2.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on December 23, 2009).

4.15	Thirty-Sixth Supplemental Indenture, dated October 25, 2010, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on October 29, 2010).

4.16	Thirty-Ninth Supplemental Indenture, dated May 11, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and the Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 12, 2011).

4.17	Forty-First Supplemental Indenture, dated November 18, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on November 18, 2011).

4.18	Registration Rights Agreement, dated November 18, 2011, among Host Hotels & Resorts, L.P., and J.P. Morgan Securities LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, LLC, in their capacity as representatives of the several initial purchasers of the debentures, related to the 6% Senior Debentures due 2021 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, L.P.’s Current Report on Form 8-K filed on November 18, 2011).

Exhibit No.	Description

10.	Material Contracts

10.1	Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.26 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.2	Trust Agreement between T. Rowe Price Trust Company and Host Marriott, L.P., dated November 23, 2005, relating to the Host Marriott, L.P. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006.)

10.3	Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.4	Host Hotels & Resorts, L.P. Retirement and Savings Plan, as amended and restated, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.29 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.5	Host Hotels & Resorts, Inc.’s Non-Employee Director’s Deferred Stock Compensation Plan, as amended and restated, effective as of December 15, 2009 (incorporated by reference to Exhibit 10.30 of Host Hotels & Resorts, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010).

10.6	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of January 1, 2008, as further amended effective February 2, 2012 (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc.’s and Host Hotels & Resorts, L.P.’s Current Report on Form 8-K, filed February 8, 2012).

10.7*	Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc.

10.8	Form of Restricted Stock Agreement for 2009 for use under the 1997 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.9	Form of Option Agreement for 2009 under the 1997 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.10	Form of Restricted Stock Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.11	Form of Option Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.12	Amended and Restated Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Employee Stock Purchase Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on February 25, 2008).

Exhibit No.	Description

10.13	Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

10.14#	Fourth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of June 27, 2011, by and among HST GP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited (incorporated by reference to Exhibit 10.23 to the combined Quarterly Report on Form 10-Q of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on July 25, 2011).

10.15	Sales Agency Financing Agreement, dated April 21, 2011 between Host Hotels & Resorts, Inc., and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on April 21, 2011).

10.16	Credit Agreement, dated as of November 22, 2011, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on November 29, 2011).

10.17	Letter Agreement dated as of January 26, 2012 by and between Host Hotels & Resorts, Inc. and Mr. James Risoleo (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc.’s and Host Hotels & Resorts, L.P.’s Current Report on Form 8-K, filed January 26, 2012).

10.18	Sales Agency Financing Agreement, dated August 19, 2010, between Host Hotels and Resorts, Inc. and BNY Mellon Capital Markets, LLC, as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current report on Form 8-K filed with the Commission on August 20, 2010).

12.	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts Inc.; (ii) the Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, respectively, for Host Hotels & Resorts Inc.; (iii) the Consolidated Statements of Equity and Comprehensive Income (Loss) for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts Inc.; (v) the Condensed Consolidated Statements of Operations for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts L.P.; (vi) the Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, respectively, for Host Hotels & Resorts L.P.; (vii) the Consolidated Statements of Capital and Comprehensive Income (Loss) for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts L.P.; (viii) the Condensed Consolidated Statement of Cash Flows for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts L.P.; and (ix) Notes to the Consolidated Financial Statements that have been detail tagged. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

HOST HOTELS & RESORTS, INC.

Date: February 22, 2012	By:	/s/ LARRY K. HARVEY
Larry K. Harvey Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT Richard E. Marriott	Chairman of the Board of Directors	February 22, 2012

/s/ W. EDWARD WALTER W. Edward Walter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2012

/s/ LARRY K. HARVEY Larry K. Harvey	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2012

/s/ BRIAN G. MACNAMARA Brian G. Macnamara	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 22, 2012

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	February 22, 2012

/s/ WILLARD W. BRITTAIN Willard W. Brittain	Director	February 22, 2012

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	February 22, 2012

/s/ JOHN B. MORSE, JR. John B. Morse, Jr.	Director	February 22, 2012

/s/ GORDON H. SMITH Gordon H. Smith	Director	February 22, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, LP

Date: February 22, 2012	By: HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ LARRY K. HARVEY
Larry K. Harvey Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT Richard E. Marriott	Chairman of the Board of Directors	February 22, 2012

/s/ W. EDWARD WALTER W. Edward Walter	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2012

/s/ LARRY K. HARVEY Larry K. Harvey	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 22, 2012

/s/ BRIAN G. MACNAMARA Brian G. Macnamara	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 22, 2012

/s/ ROBERT M. BAYLIS Robert M. Baylis	Director	February 22, 2012

/s/ WILLARD W. BRITTAIN Willard W. Brittain	Director	February 22, 2012

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director	February 22, 2012

/s/ JOHN B. MORSE, JR. John B. Morse, Jr.	Director	February 22, 2012

/s/ GORDON H. SMITH Gordon H. Smith	Director	February 22, 2012

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(in millions)

Description	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2011				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hotels:
Arlington Pentagon City Residence Inn	$—	$6	$29	$6	$6	$35	$41	$15	—	1996	40
Atlanta Marriott Marquis	—	13	184	159	16	340	356	103	—	1998	40
Atlanta Marriott Perimeter Center	—	—	7	38	15	30	45	19	—	1976	40
Atlanta Marriott Suites Midtown	—	—	26	8	—	34	34	14	—	1996	40
Boston Marriott Copley Place	—	—	203	53	—	256	256	75	—	2002	40
Calgary Marriott	—	5	18	14	5	32	37	17	—	1996	40
Chicago Downtown Courtyard River North	—	7	27	12	7	39	46	19	—	1992	40
Chicago Marriott O’Hare	—	4	26	39	4	65	69	41	—	1998	40
Chicago Marriott Suites Downers Grove	—	2	14	5	2	19	21	9	—	1989	40
Chicago Marriott Suites O’Hare	—	5	36	8	5	44	49	16	—	1997	40
Coronado Island Marriott Resort	—	—	53	26	—	79	79	32	—	1997	40
Costa Mesa Marriott	—	3	18	6	3	24	27	11	—	1996	40
Courtyard Nashua	—	3	14	6	3	20	23	12	—	1989	40
Dallas/Addison Marriott Quorum by the Galleria	—	14	27	18	14	45	59	23	—	1994	40
Dayton Marriott	—	2	30	8	2	38	40	14	—	1998	40
Delta Meadowvale Resort & Conference Center	—	4	20	19	4	39	43	21	—	1996	40
Denver Marriott Tech Center Hotel	—	6	26	27	6	53	59	24	—	1994	40
Denver Marriott West	—	—	12	10	—	22	22	14	—	1983	40
Embassy Suites Chicago –Downtown/Lakefront	—	—	86	6	—	92	92	19	—	2004	40
Four Seasons Hotel Atlanta	—	5	48	18	6	65	71	24	—	1998	40
Four Seasons Hotel Philadelphia	—	26	60	20	27	79	106	31	—	1998	40
Gaithersburg Marriott Washingtonian Center	—	7	22	8	7	30	37	14	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	21	8	109	117	39	—	1998	40
Greensboro-Highpoint Marriott Airport	—	—	19	8	—	27	27	14	—	1983	40
Harbor Beach Marriott Resort & Spa	134	—	62	99	—	161	161	71	—	1997	40
Hartford Marriott Rocky Hill	—	—	17	—	—	17	17	12	—	1991	40
Hilton Melbourne South Wharf	84	—	136	(7)	—	129	129	4	—	2011	31
Hilton Singer Island Oceanfront Resort	—	2	10	15	2	25	27	13	—	1986	40
Houston Airport Marriott	—	—	10	38	—	48	48	39	—	1984	40
Houston Marriott at the Texas Medical Center	—	—	19	17	—	36	36	19	—	1998	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(in millions)

Description	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2011				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
Hyatt Regency Cambridge	—	18	84	4	19	87	106	37	—	1998	40
Hyatt Regency Maui Resort & Spa on Kaanapali Beach	—	92	212	30	92	242	334	56	—	2003	40
Hyatt Regency Reston	—	11	78	18	12	95	107	34	—	1998	40
Hyatt Regency San Francisco, Burlingame	—	16	119	49	20	164	184	58	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	21	40	251	291	43	—	2006	40
JW Marriott Desert Springs Resort & Spa	—	13	143	117	14	259	273	99	—	1997	40
JW Marriott Hotel Buckhead Atlanta	—	16	21	23	16	44	60	24	—	1990	40
JW Marriott Hotel Houston	—	4	26	22	6	46	52	26	—	1994	40
JW Marriott Mexico City	—	11	35	7	10	43	53	31	—	1996	40
JW Marriott Rio de Janeiro	—	13	29	(4)	12	26	38	1	—	2010	40
JW Marriott Washington, DC	114	26	98	42	26	140	166	52	—	2003	40
Kansas City Airport Marriott	—	—	8	24	—	32	32	26	—	1993	40
Key Bridge Marriott	—	—	38	31	—	69	69	56	—	1997	40
Manchester Grand Hyatt, San Diego	—	—	548	—	—	548	548	14	—	2011	35
Manhattan Beach Marriott	—	7	29	14	—	50	50	24	—	1997	40
Marina del Rey Marriott	—	—	13	23	—	36	36	17	—	1995	40
Marriott at Metro Center	—	20	24	19	20	43	63	21	—	1994	40
Memphis Marriott Downtown	—	—	16	35	—	51	51	22	—	1998	40
Miami Marriott Biscayne Bay	—	—	27	29	—	56	56	26	—	1998	40
Minneapolis Marriott City Center	—	—	27	39	—	66	66	42	—	1986	40
New Orleans Marriott	—	16	96	109	16	205	221	96	—	1996	40
New York Helmsley Hotel	—	155	152	—	155	152	307	4	—	2011	34
New York Marriott Downtown	—	19	79	39	19	118	137	52	—	1997	40
New York Marriott Marquis Times Square	—	—	552	152	—	704	704	436	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	4	—	34	34	23	—	1984	40
Newport Beach Marriott Bayview	—	6	14	8	6	22	28	10	—	1975	40
Newport Beach Marriott Hotel & Spa	104	11	13	112	11	125	136	65	—	1975	40
New Zealand Hotel Portfolio	81	16	123	(18)	16	105	121	3	—	2011	35
Orlando World Center Marriott Resort & Convention Center	246	18	157	322	29	468	497	165	—	1997	40
Park Ridge Marriott	—	—	20	10	—	30	30	12	—	1987	40
Philadelphia Airport Marriott	—	—	42	8	—	50	50	21	—	1995	40
Philadelphia Marriott Downtown	—	3	144	104	11	240	251	87	—	1995	40
Portland Marriott Downtown Waterfront	—	6	40	20	6	60	66	29	—	1994	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(in millions)

Description	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2011				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
San Antonio Marriott Rivercenter	—	—	86	79	—	165	165	63	—	1996	40
San Antonio Marriott Riverwalk	—	—	45	17	—	62	62	27	—	1995	40
San Cristobal Tower, Santiago	—	7	15	1	7	16	23	2	—	2006	40
San Diego Marriott Marquis & Marina	—	—	202	253	—	455	455	156	—	1996	40
San Diego Marriott Mission Valley	—	4	23	10	4	33	37	15	—	1998	40
San Francisco Airport Marriott	—	11	48	37	12	84	96	41	—	1994	40
San Francisco Marriott Fisherman’s Wharf	—	6	20	20	6	40	46	20	—	1994	40
San Francisco Marriott Marquis	—	—	278	91	—	369	369	188	—	1989	40
San Ramon Marriott	—	—	22	17	—	39	39	16	—	1996	40
Santa Clara Marriott	—	—	39	54	—	93	93	67	—	1989	40
Scottsdale Marriott at McDowell Mountains	—	8	48	3	8	51	59	10	—	2004	40
Scottsdale Marriott Suites Old Town	—	3	20	9	3	29	32	11	—	1988	40
Seattle Airport Marriott	—	3	42	18	3	60	63	32	—	1998	40
Sheraton Boston Hotel	—	42	262	45	42	307	349	48	—	2006	40
Sheraton Indianapolis Hotel at Keystone Crossing	—	3	51	9	3	60	63	9	—	2006	40
Sheraton Needham Hotel	—	5	27	5	5	32	37	5	—	1986	40
Sheraton New York Hotel & Towers	—	346	409	120	346	529	875	79	—	2006	40
Sheraton Parsippany Hotel	—	8	30	8	8	38	46	7	—	2006	40
Sheraton San Diego Hotel & Marina	—	—	328	24	—	352	352	53	—	2006	40
Sheraton Santiago Hotel & Convention Center	—	19	11	(1)	19	10	29	2	—	2006	40
St. Regis Hotel, Houston	—	6	33	15	6	48	54	9	—	2006	40
Swissôtel Chicago	—	29	132	77	30	208	238	59	—	1998	40
Tampa Airport Marriott	—	—	9	20	—	29	29	22	—	2000	40
Tampa Marriott Waterside Hotel & Marina	—	—	—	106	11	95	106	31	2000	—	40
The Fairmont Kea Lani Maui	—	55	294	20	55	314	369	63	—	2003	40
The Ritz-Carlton, Amelia Island	—	25	115	58	25	173	198	60	—	1998	40
The Ritz-Carlton, Buckhead	—	14	81	58	15	138	153	59	—	1996	40
The Ritz-Carlton, Marina del Rey	—	—	52	24	—	76	76	36	—	1997	40
The Ritz-Carlton, Naples	208	19	126	97	21	221	242	105	—	1996	40
The Ritz-Carlton, Naples Golf Resort	—	6	—	92	22	76	98	18	2002	—	40
The Ritz-Carlton, Phoenix	—	10	63	7	10	70	80	27	—	1998	40
The Ritz-Carlton, San Francisco	—	31	123	23	31	146	177	54	—	1998	40
The Ritz-Carlton, Tysons Corner	—	—	89	15	—	104	104	40	—	1998	40
The Westin Buckhead Atlanta	—	5	84	21	6	104	110	37	—	1998	40
The Westin Chicago River North	—	33	116	1	33	117	150	4	—	2010	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(in millions)

Description	Debt	Initial Costs		Subsequent Costs Capitalized	Gross Amount at December 31, 2011				Date of Completion of Construction	Date Acquired	Depreciation Life
		Land	Buildings & Improvements		Land	Buildings & Improvements	Total	Accumulated Depreciation
The Westin Cincinnati	—	—	54	11	—	65	65	12	—	2006	40
The Westin Denver Downtown	35	—	89	8	—	97	97	15	—	2006	40
The Westin Georgetown, Washington, D.C.	—	16	80	11	16	91	107	16	—	2006	40
The Westin Indianapolis	—	12	100	7	12	107	119	17	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	16	100	296	396	40	—	2006	40
The Westin Los Angeles Airport	—	—	102	14	—	116	116	19	—	2006	40
The Westin Mission Hills Resort & Spa	—	40	47	12	38	61	99	12	—	2006	40
The Westin Seattle	—	39	175	3	39	178	217	26	—	2006	40
The Westin South Coast Plaza	—	—	46	9	—	55	55	18	—	2006	40
The Westin Waltham-Boston	—	9	59	8	9	67	76	12	—	2006	40
Toronto Marriott Airport	—	5	24	15	5	39	44	19	—	1996	40
Toronto Marriott Downtown Eaton Centre	—	—	27	17	—	44	44	20	—	1995	40
W New York	—	138	102	37	138	139	277	27	—	2006	40
W New York – Union Square	—	48	145	—	48	145	193	5	—	2010	40
W Seattle	—	11	125	1	11	126	137	18	—	2006	40
Washington Dulles Airport Marriott	—	—	3	36	—	39	39	30	—	1970	40
Westfields Marriott Washington Dulles	—	7	32	15	7	47	54	22	—	1994	40

Total hotels:	1,006	1,782	9,427	3,791	1,852	13,148	15,000	4,293
Other properties, each less than 5% of total	—	—	4	16	—	20	20	13	—	various	40

TOTAL	$1,006	$1,782	$9,431	$3,807	$1,852	$13,168	$15,020	$4,306

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2011, 2010 and 2009 is as follows:

Balance at December 31, 2008	$13,115
Additions:
Acquisitions	2
Capital expenditures and transfers from construction-in-progress	326
Deductions:
Dispositions and other	(265)
Impairments	(94)
Assets held for sale	(8)

Balance at December 31, 2009	13,076
Additions:
Acquisitions	532
Capital expenditures and transfers from construction-in-progress	161
Deductions:
Dispositions and other	(20)

Balance at December 31, 2010	13,749
Additions:
Acquisitions	1,155
Capital expenditures and transfers from construction-in-progress	338
Deductions:
Dispositions and other	(214)
Impairments	(8)

Balance at December 31, 2011	$15,020

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(in millions)

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2011, 2010 and 2009 is as follows:

Balance at December 31, 2008	$3,075
Depreciation and amortization	451
Dispositions and other	(121)
Depreciation on assets held for sale	(1)

Balance at December 31, 2009	3,404
Depreciation and amortization	450
Dispositions and other	(20)

Balance at December 31, 2010	3,834
Depreciation and amortization	496
Dispositions and other	(24)

Balance at December 31, 2011	$4,306

(C)	The aggregate cost of real estate for federal income tax purposes is approximately $10,570 million at December 31, 2011.

(D)	The total cost of properties excludes construction-in-progress properties.

Exhibit Index

Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

3.1	Articles of Restatement of Articles of Incorporation of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, L.P. Registration Statement on Form S-4 (SEC File No. 333-170934), filed on December 2, 2010).

3.1A	Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007).

3.2	Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 6, 2008 (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on November 12, 2008).

4.	Instruments Defining Rights of Security Holders

4.1	See Exhibit 3.1 and 3.2 for provisions of the Articles and Bylaws of Host Hotels & Resorts, Inc. defining the rights of security holders. See Exhibit 3.1A for provisions of the Agreement of Limited Partnership of Host Hotels & Resorts, L.P. defining the rights of security holders.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott Corporation’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

4.3	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Current Report on Form 8-K dated August 6, 1998) (SEC File No. 001-05664).

4.4	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998) (SEC File No. 333-55807).

4.5	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

4.6	Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

Exhibit No.	Description

4.7	Sixteenth Supplemental Indenture, dated March 10, 2005, by and among Host Marriott, L.P., the Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.19 of Host Marriott, L.P.’s Report on Form 8-K, filed on March 15, 2005).

4.8	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.26 of Host Marriott Corporation’s Current Report on Form 8-K, filed April 10, 2006).

4.9	Twenty-Second Supplemental Indenture, dated November 2, 2006, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.27 of Host Hotels & Resorts, Inc. Current Report on Form 8-K filed November 7, 2006).

4.10	Twenty-Third Supplemental Indenture, dated March 23, 2007, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed March 29, 2007).

4.11	Registration Rights Agreement, dated March 23, 2007, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Goldman, Sachs & Co. and Banc of America Securities LLC, as representatives of the several Initial Purchasers named therein, related to the 2.625% Exchangeable Senior Debentures due 2027 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on March 29, 2007).

4.12	Twenty-Ninth Supplemental Indenture, dated May 11, 2009, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 11, 2009).

4.13	Thirty-Second Supplemental Indenture, dated December 22, 2009, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed December 23, 2009).

4.14	Registration Rights Agreement, dated December 22, 2009, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., in their capacity as representatives of the several initial purchasers of the debentures, related to the 2.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on December 23, 2009).

Exhibit No.	Description

4.15	Thirty-Sixth Supplemental Indenture, dated October 25, 2010, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as successor to HSBC Bank USA (formerly Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on October 29, 2010).

4.16	Thirty-Ninth Supplemental Indenture, dated May 11, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and the Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 12, 2011).

4.17	Forty-First Supplemental Indenture, dated November 18, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on November 18, 2011).

4.18	Registration Rights Agreement, dated November 18, 2011, among Host Hotels & Resorts, L.P., and J.P. Morgan Securities LLC, Goldman, Sachs & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Wells Fargo Securities, LLC, in their capacity as representatives of the several initial purchasers of the debentures, related to the 6% Senior Debentures due 2021 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, L.P.’s Current Report on Form 8-K filed on November 18, 2011).

10.	Material Contracts

10.1	Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.26 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.2	Trust Agreement between T. Rowe Price Trust Company and Host Marriott, L.P., dated November 23, 2005, relating to the Host Marriott, L.P. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006.)

10.3	Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.4	Host Hotels & Resorts, L.P. Retirement and Savings Plan, as amended and restated, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.29 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.5	Host Hotels & Resorts, Inc.’s Non-Employee Director’s Deferred Stock Compensation Plan, as amended and restated, effective as of December 15, 2009 (incorporated by reference to Exhibit 10.30 of Host Hotels & Resorts, Inc. Annual Report on Form 10-K for the year ended December 31, 2009, filed March 1, 2010).

10.6	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of January 1, 2008, as further amended effective February 2, 2012 (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc.’s and Host Hotels & Resorts, L.P.’s Current Report on Form 8-K, filed February 8, 2012).

Exhibit No.	Description

10.7*	Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc.

10.8	Form of Restricted Stock Agreement for 2009 for use under the 1997 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.9	Form of Option Agreement for 2009 under the 1997 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.10	Form of Restricted Stock Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.11	Form of Option Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.12	Amended and Restated Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Employee Stock Purchase Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on February 25, 2008).

10.13	Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

10.14#	Fourth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of June 27, 2011, by and among HST GP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited (incorporated by reference to Exhibit 10.23 to the combined Quarterly Report on Form 10-Q of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on July 25, 2011).

10.15	Sales Agency Financing Agreement, dated April 21, 2011 between Host Hotels & Resorts, Inc., and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on April 21, 2011).

10.16	Credit Agreement, dated as of November 22, 2011, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on November 29, 2011).

10.17	Letter Agreement dated as of January 26, 2012 by and between Host Hotels & Resorts, Inc. and Mr. James Risoleo (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc.’s and Host Hotels & Resorts, L.P.’s Current Report on Form 8-K, filed January 26, 2012).

10.18	Sales Agency Financing Agreement, dated August 19, 2010, between Host Hotels and Resorts, Inc. and BNY Mellon Capital Markets, LLC, as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current report on Form 8-K filed with the Commission on August 20, 2010).

Exhibit No.	Description

12.	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

Exhibit No.	Description

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts Inc.; (ii) the Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, respectively, for Host Hotels & Resorts Inc.; (iii) the Consolidated Statements of Equity and Comprehensive Income(Loss) for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts Inc.; (iv) the Condensed Consolidated Statement of Cash Flows for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts Inc.; (v) the Condensed Consolidated Statements of Operations for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts L.P.; (vi) the Condensed Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, respectively, for Host Hotels & Resorts L.P.; (vii) the Consolidated Statements of Capital and Comprehensive Income(Loss) for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts L.P.; (viii) the Condensed Consolidated Statement of Cash Flows for the Years ended December 31, 2011, 2010 and 2009, respectively, for Host Hotels & Resorts L.P.; and (ix) Notes to the Consolidated Financial Statements that have been detail tagged. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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