Form 10-Q
period 2012-03-23
HOST HOTELS & RESORTS L.P.; HOST HOTELS & RESORTS, INC.
filed 2012-04-30
CIK 1061937, 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 23, 2012

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

As of April 26, 2012 there were 719,149,595 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarter ended March 23, 2012 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context requires otherwise, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between Host Inc. and Host L.P. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise.

Host Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.6% of the partnership interests (“OP units”). The remaining OP units are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control. Management operates Host Inc. and Host L.P. as one enterprise. The management of Host Inc. consists of the same members who direct the management of Host L.P. As general partner with control of Host L.P., Host Inc. consolidates Host L.P. for financial reporting purposes, and Host Inc. does not have significant assets other than its investment in Host L.P. Therefore, the assets and liabilities of Host Inc. and Host L.P. are substantially the same on their respective consolidated financial statements and the disclosures of Host Inc. and Host L.P. also are substantially similar. For these reasons, we believe that combining into a single report the quarterly reports on Form 10-Q of Host Inc. and Host L.P. results in benefits to management and investors.

The substantive difference between Host Inc.’s and Host L.P.’s filings is the fact that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the financial statements, this difference primarily is reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital) and comprehensive income (loss). Apart from the different equity treatment, the consolidated financial statements of Host Inc. and Host L.P. are nearly identical.

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2011 under the heading “Explanatory Note”.

i

Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P.

ii

iii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 23, 2012 and December 31, 2011

(in millions, except share and per share amounts)

	March 23,	December 31,
	2012	2011
	(unaudited)
ASSETS
Property and equipment, net	$11,341	$11,383
Due from managers	54	37
Advances to and investments in affiliates	217	197
Deferred financing costs, net	57	55
Furniture, fixtures and equipment replacement fund	185	166
Other	388	368
Restricted cash	33	36
Cash and cash equivalents	1,312	826

Total assets	$13,587	$13,068

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $907 million and $902 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,899	$4,543
Credit facility	141	117
Mortgage debt	1,011	1,006
Other	86	87

Total debt	6,137	5,753
Accounts payable and accrued expenses	152	175
Other	267	269

Total liabilities	6,556	6,197

Non-controlling interests - Host Hotels & Resorts, L.P.	171	158

Host Hotels & Resorts Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 717.3 million shares and 705.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,920	7,750
Accumulated other comprehensive income (loss)	18	(1)
Deficit	(1,123)	(1,079)

Total equity of Host Hotels & Resorts, Inc. stockholders	6,822	6,677
Non-controlling interests—other consolidated partnerships	38	36

Total equity	6,860	6,713

Total liabilities, non-controlling interests and equity	$13,587	$13,068

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 23, 2012 and March 25, 2011

(unaudited, in millions, except per share amounts)

	Quarter ended
	March 23,	March 25,
	2012	2011
REVENUES
Rooms	$573	$516
Food and beverage	293	267
Other	59	54

Owned hotel revenues	925	837
Other revenues	60	56

Total revenues	985	893

EXPENSES
Rooms	165	148
Food and beverage	216	199
Other departmental and support expenses	250	235
Management fees	34	32
Other property-level expenses	124	117
Depreciation and amortization	153	140
Corporate and other expenses	22	25

Total operating costs and expenses	964	896

OPERATING PROFIT (LOSS)	21	(3)
Interest income	4	4
Interest expense	(86)	(82)
Net gains on property transactions and other	1	2
Gain (loss) on foreign currency transactions and derivatives	(1)	1
Equity in losses of affiliates	(2)	(2)

LOSS BEFORE INCOME TAXES	(63)	(80)
Benefit from income taxes	13	20

LOSS FROM CONTINUING OPERATIONS	(50)	(60)
Income from discontinued operations, net of tax	50	—

NET LOSS	—	(60)
Less: Net income attributable to non-controlling interests	(2)	—

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2)	$(60)

Basic earnings (loss) per common share:
Continuing operations	$(.07)	$(.09)
Discontinued operations	.07	—

Basic loss per common share	$—	$(.09)

Diluted earnings (loss) per common share:
Continuing operations	$(.07)	$(.09)
Discontinued operations	.07	—

Diluted loss per common share	$—	$(.09)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter Ended March 23, 2012 and March 25, 2011

(unaudited, in millions)

	Quarter ended
	March 23,	March 25,
	2012	2011
NET LOSS	$—	$(60)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	21	9
Change in fair value of derivative instruments	(2)	(5)

OTHER COMPREHENSIVE INCOME, NET OF TAX.	19	4

COMPREHENSIVE INCOME (LOSS)	19	(56)
Less: Comprehensive income attributable to non-controlling interests	(2)	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC	$17	$(56)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 23, 2012 and March 25, 2011

(unaudited, in millions)

	Quarter ended
	March 23,	March 25,
	2012	2011
OPERATING ACTIVITIES
Net loss	$—	$(60)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(48)	—
Depreciation	—	1
Depreciation and amortization	153	140
Amortization of deferred financing costs	3	3
Amortization of debt premiums/discounts, net	3	5
Deferred income taxes	(14)	(21)
Net gain on property transactions and other	(1)	(2)
(Gain) loss on foreign currency transactions and derivatives	1	(1)
Equity in losses of affiliates, net	2	2
Change in due from managers	(18)	(11)
Changes in other assets	—	5
Changes in other liabilities	(8)	(24)

Cash provided by operating activities	73	37

INVESTING ACTIVITIES
Proceeds from sales of assets, net	108	—
Acquisitions	—	(989)
Advances to and investment in affiliates	(19)	(5)
Capital expenditures:
Renewals and replacements	(100)	(48)
Redevelopment and other investments	(62)	(46)
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(19)	(50)

Cash used in investing activities	(92)	(1,138)

FINANCING ACTIVITIES
Financing costs	(5)	—
Issuances of debt	350	80
Draws on credit facility	22	103
Mortgage debt prepayments and scheduled maturities	—	(132)
Scheduled principal repayments	(1)	(1)
Common stock issuance	173	99
Dividends on common stock	(35)	(7)
Distributions to non-controlling interests	(1)	(1)
Change in restricted cash for financing activities	2	1

Cash provided by financing activities	505	142

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	486	(959)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	826	1,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,312	$154

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 23, 2012 and March 25, 2011

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended
	March 23, 2012	March 25, 2011
Interest paid	$70	$64
Income taxes paid	4	1

Supplemental disclosure of noncash investing and financing activities:

For the quarters ended March 23, 2012 and March 25, 2011, Host Inc. issued approximately 0.2 million shares and 0.1 million shares, respectively, upon the conversion of operating partnership units (“OP units”) of Host L.P. held by non-controlling partners valued at approximately $2.9 million and $1.7 million, respectively.

On March 17, 2011, we acquired the 1,625-room Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host L.P. issued approximately 0.3 million common OP units valued at $18.741 per unit, or approximately $6 million.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 23, 2012 and December 31, 2011

(in millions)

	March 23, 2012	December 31, 2011
	(unaudited)
ASSETS
Property and equipment, net	$11,341	$11,383
Due from managers	54	37
Advances to and investments in affiliates	217	197
Deferred financing costs, net	57	55
Furniture, fixtures and equipment replacement fund	185	166
Other	388	368
Restricted cash	33	36
Cash and cash equivalents	1,312	826

Total assets	$13,587	$13,068

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL

Debt
Senior notes, including $907 million and $902 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,899	$4,543
Credit facility	141	117
Mortgage debt	1,011	1,006
Other	86	87

Total debt	6,137	5,753
Accounts payable and accrued expenses	152	175
Other	267	269

Total liabilities	6,556	6,197

Limited partnership interests of third parties	171	158

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,803	6,677
Accumulated other comprehensive income (loss)	18	(1)

Total Host Hotels & Resorts, L.P. capital	6,822	6,677
Non-controlling interests—consolidated partnerships	38	36

Total capital	6,860	6,713

Total liabilities, limited partnership interest of third parties and capital	$13,587	$13,068

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter Ended March 23, 2012 and March 25, 2011

(unaudited, in millions, except per unit amounts)

	Quarter ended
	March 23, 2012	March 25, 2011
REVENUES
Rooms	$573	$516
Food and beverage	293	267
Other	59	54

Owned hotel revenues	925	837
Other revenues	60	56

Total revenues	985	893

EXPENSES
Rooms	165	148
Food and beverage	216	199
Other departmental and support expenses	250	235
Management fees	34	32
Other property-level expenses	124	117
Depreciation and amortization	153	140
Corporate and other expenses	22	25

Total operating costs and expenses	964	896

OPERATING PROFIT (LOSS)	21	(3)
Interest income	4	4
Interest expense	(86)	(82)
Net gains on property transactions and other	1	2
Gain (loss) on foreign currency transactions and derivatives	(1)	1
Equity in losses of affiliates	(2)	(2)

LOSS BEFORE INCOME TAXES	(63)	(80)
Benefit from income taxes	13	20

LOSS FROM CONTINUING OPERATIONS	(50)	(60)
Income from discontinued operations, net of tax.	50	—

NET LOSS	—	(60)
Less: Net income attributable to non-controlling interests	(2)	(1)

NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(2)	$(61)

Basic earnings (loss) per common unit:
Continuing operations	$(.07)	$(.09)
Discontinued operations	.07	—

Basic loss per common unit	$—	$(.09)

Diluted earnings (loss) per common unit:
Continuing operations	$(.07)	$(.09)
Discontinued operations	.07	—

Diluted loss per common unit	$—	$(.09)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter Ended March 23, 2012 and March 25, 2011

(unaudited, in millions)

	Quarter ended
	March 23, 2012	March 25, 2011
NET LOSS	$—	$(60)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	21	9
Change in fair value of derivative instruments	(2)	(5)

OTHER COMPREHENSIVE INCOME, NET OF TAX.	19	4

COMPREHENSIVE INCOME (LOSS)	19	(56)
Less: Comprehensive income attributable to non-controlling interests	(2)	(1)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$17	$(57)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 23, 2012 and March 25, 2011

(unaudited, in millions)

	Quarter ended
	March 23, 2012	March 25, 2011
OPERATING ACTIVITIES
Net loss	$—	$(60)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(48)	—
Depreciation	—	1
Depreciation and amortization	153	140
Amortization of deferred financing costs	3	3
Amortization of debt premiums/discounts, net	3	5
Deferred income taxes	(14)	(21)
Net gain on property transactions and other	(1)	(2)
(Gain) loss on foreign currency transactions and derivatives	1	(1)
Equity in losses of affiliates, net	2	2
Change in due from managers	(18)	(11)
Changes in other assets	—	5
Changes in other liabilities	(8)	(24)

Cash provided by operations	73	37

INVESTING ACTIVITIES
Proceeds from sales of assets, net	108	—
Acquisitions	—	(989)
Advances to and investment in affiliates	(19)	(5)
Capital expenditures:
Renewals and replacements	(100)	(48)
Redevelopment and other investments	(62)	(46)
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(19)	(50)

Cash used in investing activities	(92)	(1,138)

FINANCING ACTIVITIES
Financing costs	(5)	—
Issuances of debt	350	80
Draw on credit facility	22	103
Mortgage debt prepayments and scheduled maturities	—	(132)
Scheduled principal repayments	(1)	(1)
Common OP unit issuance	173	99
Distributions on common OP units	(36)	(7)
Distributions to non-controlling interests	—	(1)
Change in restricted cash for financing activities	2	1

Cash provided by financing activities	505	142

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	486	(959)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	826	1,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,312	$154

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter Ended March 23, 2012 and March 25, 2011

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended
	March 23, 2012	March 25, 2011
Interest paid	$70	$64
Income taxes paid	4	1

Supplemental disclosure of noncash investing and financing activities:

For the quarters ended March 23, 2012 and March 25, 2011, limited partners converted operating partnership units (“OP units”) valued at approximately $2.9 million and $1.7 million, respectively, in exchange for approximately 0.2 million and 0.1 million shares, respectively, of Host Inc. common stock.

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to specifically refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” to specifically refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 23, 2012, Host Inc. holds approximately 98.6% of Host L.P.’s OP units.

Consolidated Portfolio

We have 120 hotels in our portfolio, primarily consisting of luxury and upper upscale hotels, with a total of 64,004 rooms as detailed below:

	Hotels	Rooms
United States	104	59,715
Australia	1	364
Brazil	1	245
Canada	4	1,643
Chile	2	518
Mexico	1	312
New Zealand	7	1,207

Total	120	64,004

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (the “Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Fund I (11 hotels, 3,512 rooms) and a 33.4% interest in Fund II (two hotels, 676 rooms). The hotels are located in the following countries:

	Hotels	Rooms
Italy	3	1,053
Spain	2	950
United Kingdom	2	630
Belgium	3	539
France	1	396
Poland	1	350
The Netherlands	1	270

Total	13	4,188

Asian Joint Venture

Our joint venture in Asia (“Asia/Pacific JV”), in which we own a 25% non-controlling interest, owns the 278-room Citigate Perth in Australia. The Asia/Pacific JV also has a non-controlling investment in a joint venture in India that is investing in seven hotels, totaling approximately 1,750 rooms, two of which recently opened in Bangalore and five that are in various stages of development in two major cities in India.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 23, 2012 and the results of our operations and cash flows for the quarterly periods ended March 23, 2012 and March 25, 2011. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

	Quarter ended
	March 23, 2012	March 25, 2011
	(in millions, except per share amounts)

Net loss	$—	$(60)
Net income attributable to non-controlling interests	(2)	—

Loss available to common stockholders	$(2)	$(60)

Diluted loss available to common stockholders	$(2)	$(60)

Basic weighted average shares outstanding	707.5	677.3

Diluted weighted average shares outstanding (a)	707.5	677.3

Basic loss per share	$—	$(.09)
Diluted loss per share	$—	$(.09)

(a)	There are 41 million and 51 million potentially dilutive shares for our exchangeable senior debentures and shares granted under comprehensive stock plans, which were not included in the computation of diluted EPS as of March 23, 2012 and March 25, 2011, respectively, because to do so would have been anti-dilutive for the period.

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

	Quarter ended
	March 23, 2012	March 25, 2011
	(in millions, except per unit amounts)

Net loss	$—	$(60)
Net income attributable to non-controlling interests	(2)	(1)

Loss available to common unitholders	$(2)	$(61)

Diluted loss available to common unitholders	$(2)	$(61)

Basic weighted average units outstanding	703.1	673.6

Diluted weighted average units outstanding (a)	703.1	673.6

Basic loss per unit	$—	$(.09)
Diluted loss per unit	$—	$(.09)

(a)	There are 40 million and 50 million potentially dilutive units for our exchangeable senior debentures and for units distributable to Host Inc. for shares granted under its comprehensive stock plans, which units were not included in the computation of diluted earnings per unit as of March 23, 2012 and March 25, 2011, respectively, because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 23, 2012	December 31, 2011
Land and land improvements	$1,859	$1,852
Buildings and leasehold improvements	13,183	13,168
Furniture and equipment	2,111	2,079
Construction in progress	201	196

	17,354	17,295
Less accumulated depreciation and amortization	(6,013)	(5,912)

	$11,341	$11,383

5.	Investments in Affiliates

On March 6, 2012, the Asia/Pacific JV acquired the 278-room Citigate Perth in Australia for A$61 million ($64 million). The Asia/Pacific JV expects to invest approximately A$17 million ($18 million) to upgrade and rebrand the hotel as a Four Points by Sheraton. We contributed A$14 million ($16 million) to the Asia/Pacific JV in connection with this acquisition.

6.	Debt

Senior notes. On March 22, 2012, we issued $350 million 5 1/4% Series A senior notes due 2022. Subsequent to quarter end, net proceeds of the offering of approximately $344 million, and available cash, were used to repay the $113 million principal amount outstanding of the 7.5% mortgage secured by the JW Marriott, Washington, D.C. on April 2, 2012, and to redeem $250 million of our 6 7/8% Series S senior notes due in 2014 on April 13, 2012, resulting in a loss on extinguishment of $8 million. Additionally, on April 26, 2012, we notified holders of our 6 7/8% Series S senior notes due in 2014 that we intend to redeem the remaining $250 million outstanding on May 29, 2012.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 15, 2012, we notified holders of our outstanding 2.625% Exchangeable Senior Debentures due 2027 (the “2007 Debentures”) that they have an option, pursuant to the terms of the 2007 Debentures, to require us to purchase, on April 16, 2012, all or a portion of such holders’ debentures at a price equal to 100% of the aggregate principal amount of the debentures. On April 16, 2012, the holders of $386 million face amount of the 2007 Debentures exercised their option to require us to repurchase their debentures.

Credit Facility. On February 27, 2012, we drew A$14 million ($16 million) on our credit facility to fund our portion of the Asia/Pacific JV’s acquisition of the Citigate Perth, Australia. On February 17, 2012, we also drew C$6 million ($6 million) on our credit facility to fund capital expenditures at one of our Canadian hotels. We have $859 million of remaining available capacity under our credit facility as of March 23, 2012.

7.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Equity is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2011	$6,677	$36	$6,713	$158
Net income (loss)	(2)	2	—	—
Issuance of common stock	183	—	183	—
Dividends declared on common stock	(42)	—	(42)	—
Other changes in ownership	(13)	—	(13)	13
Other comprehensive income	19	—	19	—

Balance, March 23, 2012	$6,822	$38	$6,860	$171

Capital of Host L.P.

As of March 23, 2012, Host Inc. is the owner of approximately 98.6% of Host L.P.’s common OP units. The remaining 1.4% of the common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2011	$6,677	$36	$6,713	$158
Net income (loss)	(2)	2	—	—
Issuance of common OP units	183	—	183	—
Distributions declared on common OP units	(42)	—	(42)	—
Other changes in ownership	(13)	—	(13)	13
Other comprehensive income	19	—	19	—

Balance, March 23, 2012	$6,822	$38	$6,860	$171

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Issuance of Common Stock

On April 21, 2011, we entered into a Sales Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares having an aggregate offering price of up to $400 million in “at the market” offerings under SEC rules, including sales made directly on the NYSE. During the first quarter of 2012, we issued the remaining $174 million of capacity under this program through the issuance of 11.1 million shares of common stock at an average price of $15.67 per share, for proceeds of approximately $172 million, net of $2 million of commissions. On April 24, 2012, we entered into comparable Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotiabank for a new at-the-market equity offering program with $400 million of issuance capacity. Host Inc. may sell shares of common stock under this program, from time to time, based on market conditions, although it is not under an obligation to sell any shares.

Dividends/Distributions

On March 8, 2012, Host Inc.’s Board of Directors declared a dividend of $0.06 per share on its common stock. The dividend was paid on April 16, 2012 to stockholders of record as of March 30, 2012. Accordingly, Host L.P. made a distribution of $0.06128964 per unit on its common OP units based on the current conversion ratio.

Senior Executive Share Based Compensation

On January 20, 2012, Host Inc. granted 1.6 million restricted shares for performance year 2012 (which represent the maximum number of shares that can be earned during the year if performance is at the “high” level of achievement). In addition, the Company awarded approximately .2 million stock options with an exercise price of $16.23 per share for performance year 2012. Approximately 50% of the restricted shares are performance-based awards with vesting based on the level of achievement on specific management business objectives in 2012. The remaining awards are market-based awards and vesting is based on the Company’s performance on relative shareholder return as compared to three indices: the S&P 500 Index, the NAREIT Equity Index, and a lodging company index consisting of eight companies. Any performance-based awards and market-based awards that do not vest are forfeited. During the first quarter of 2012, we recorded approximately $3 million of stock compensation expense associated with the 2012 grant.

8.	Dispositions

On March 23, 2012, we disposed of the San Francisco Airport Marriott for proceeds of approximately $108 million, plus $5 million for the FF&E replacement fund and recorded a gain on the disposition of approximately $48 million. The following table summarizes the revenues, income before income taxes, and the gain on disposition of the hotels which have been included in discontinued operations for all periods presented:

	Quarter ended
	March 23, 2012	March 25, 2011
	(in millions)
Revenues	$11	$10
Income before income taxes	2	—
Gain on disposition	48	—

9.	Fair Value Measurements

Our recurring fair value measurements consist of the valuation of our derivative instruments, the majority of which are designated as accounting hedges. During the first quarter of 2012, there were no non-recurring fair value measurements. During 2011, non-recurring fair value measurements consisted of the impairment of two of our hotel properties, one of which was sold in 2011.

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

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements (there were none in the first quarter of 2012), at March 23, 2012 (in millions).

	0000000	0000000	0000000	0000000
		Fair Value at Measurement Date Using
	Balance at March 23, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives (1)	$8.2	$—	$8.2	$—
Forward currency sale contracts (1)	7.6	—	7.6	—

	0000000	0000000	0000000	0000000
		Fair Value at Measurement Date Using
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Interest rate swap derivatives (1)	$6.7	$—	$6.7	$—
Forward currency sale contract (1)	10.8	—	10.8	—
Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (2)	5	—	5	—
Impaired hotel properties sold (2)	—	—	6	—

(1)	These derivative contracts have been designated as hedging instruments.
(2)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2011.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The derivatives are valued based on the prevailing

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of March 23, 2012.

As of March 23, 2012, we had two interest rate swap agreements designated as cash flow hedges. We recorded the change in fair value of $1.7 million and $(1.2) million to other comprehensive income (loss) for the quarters ended March 23, 2012 and March 25, 2011, respectively.

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

We have three fixed-to-floating interest rate swap agreements for an aggregate notional amount totaling $300 million related to The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa mortgage loan in the amount of $300 million. During the first quarters of 2012 and 2011, the fair value of the swaps decreased $0.2 million and $1.6 million, respectively.

Foreign Currency Forward Sale Contracts. We have six foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investments in foreign operations. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation with changes in fair value recorded to accumulated other comprehensive income (loss). The forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. Dollar exchange rate on the date of measurement. We evaluate counter party credit risk when we calculate the fair value of the derivatives. The following tables summarize our foreign currency sale contracts (in millions):

Transaction Date Range	Total Transaction Amount in Foreign Currency		Total Transaction Amount in Dollars	Forward Purchase Date Range	Fair Value at		Change in Fair Value for the quarter ended

					March 23, 2012	December 31, 2011	March 23, 2012	March 25, 2011
February 2008-July 2011		€100	$140	October 2012-August 2015	$6.8	$8.8	$(2.0)	$(4.1)
July 2011	NZ$	30	$25	August 2013	$.8	$1.9	$(1.1)	$—

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Assets and Liabilities

Fair Value of Other Financial Assets and Liabilities. We did not elect the fair value measurement option for any of our financial assets or liabilities. Notes receivable and other financial assets are valued based on the expected future cash flows, discounted at risk-adjusted rates, and are adjusted to reflect the effects of foreign currency translation. Valuations for secured debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. Senior Notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair values of certain financial assets and liabilities and other financial instruments are shown below (in millions):

	March 23, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Mortgage notes receivable (Level 2)	$68	$79	$65	$76
Financial liabilities
Senior notes (Level 1)	3,992	4,177	3,641	3,772
Exchangeable Senior Debentures (Level 1)	907	1,120	902	1,076
Credit facility (Level 2)	141	141	117	117
Mortgage debt and other, net of capital leases (Level 2)	1,096	1,117	1,091	1,114

10.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and, with our operating segments, meet the aggregation criteria. Thus, we report one segment: hotel ownership. As of March 23, 2012, our foreign operations consist of 16 properties in six countries. There were no intercompany sales during the periods presented. The following table presents total revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	Revenues		Property and equipment, net
	Quarter ended
	March 23, 2012	March 25, 2011	March 23, 2012	December 31, 2011
United States	$936	$851	$10,811	$10,874
Australia	6	—	138	136
Brazil	6	5	43	42
Canada	23	23	131	126
Chile	4	4	62	58
Mexico	4	4	24	23
New Zealand	6	1	132	124
United Kingdom	—	5	—	—

Total	$985	$893	$11,341	$11,383

11.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest — other consolidated partnerships on the unaudited condensed consolidated balance sheets and totaled $38 million and $36 million as of March 23, 2012 and December 31, 2011, respectively. Three of the partnerships have finite lives ranging from 99 to 100 years that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At March 23, 2012 and December 31, 2011, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $70 million and $67 million, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income attributable to non-controlling interests of third parties of $2 million and $1 million for the quarters ended March 23, 2012 and March 25, 2011, respectively, is included in the determination of net loss attributable to Host Inc. and Host L.P.

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on the accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of shares issuable upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. Subsequent to the stock dividend issued in 2009, one common OP unit now may be exchanged into 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares. The table below details the historical cost and redemption values for the non-controlling interests:

	March 23,	December 31,
	2012	2011
OP units outstanding (millions)	10.3	10.5
Market price per Host Inc. common share	$16.20	$14.77
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$171	$158
Historical cost (millions)	$101	$102
Book value (millions) (1)	$171	$158

(1)	The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net loss attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P. The loss attributable to the non-controlling interests of Host L.P. was immaterial for the quarter ended March 23, 2012 and $1 million for the quarter ended March 25, 2011.

12.	Legal Proceedings

We are involved in various legal proceedings in the normal course of business regarding the operation of our hotels. To the extent not covered by insurance, these lawsuits generally fall into the following broad categories: disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, and other general matters. Under our management agreements, our operators have broad latitude to resolve individual hotel-level claims for amounts generally less than $150,000. However, for matters exceeding such threshold, our operators may not settle claims without our consent. Based on our analysis of legal proceedings with which we are currently involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $5 million as of March 23, 2012 and estimate that, in the aggregate, our losses related to these proceedings could be as much as $12 million. We are not aware of any other matters with a reasonably possible negative outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have also accrued a loss contingency of approximately $57 million related to the litigation concerning the ground lease for the San Antonio Marriott Rivercenter. In relation to the proceedings, we have funded a court-ordered $25 million escrow reserve, which is included in restricted cash. For further detail on this legal proceeding, see Part II, Item 1, Legal Proceedings, of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Host Inc. operates as a self-managed and self-administered REIT. Host Inc. is the sole general partner of Host L.P. and holds 98.6% of its partnership interests. Host L.P. is a limited partnership operating through an umbrella partnership structure.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about global economic prospects and the speed and strength of a recovery, and (ii) other factors such as natural disasters, weather, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

•	operating risks associated with the hotel business;

•

the continuing volatility in global financial and credit markets, and the impact of pending and future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, which could materially adversely affect the U.S. and global economic conditions, business activity, credit availability, borrowing costs, and lodging demand;

•

the impact of geopolitical developments outside the United States, such as the sovereign credit issues in certain countries in the European Union, or unrest in the Middle East, which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including for our foreign hotel properties;

•	the effect of rating agency downgrades of our debt securities on the cost and availability of new debt financings;

•

the reduction in our operating flexibility and the limitation on our ability to pay dividends and make distributions resulting from restrictive covenants in our debt agreements, which limit the amount of distributions from Host L.P. to Host Inc., and other risks associated with the level of our indebtedness or related to restrictive covenants in our debt agreements, including the risk of default that could occur;

•	our ability to maintain our properties in a first-class manner, including meeting capital expenditure requirements, and the effect of renovations on our hotel occupancy and financial results;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with our expectations;

•	relationships with property managers and joint venture partners and our ability to realize the expected benefits of our joint ventures and other strategic relationships;

•

our ability to recover fully under our existing insurance policies for terrorist acts and our ability to maintain adequate or full replacement cost “all-risk” property insurance policies on our properties on commercially reasonable terms;

•	the effects of tax legislative action and other changes in laws and regulations, or the interpretation thereof, including the need for compliance with new environmental and safety requirements; and

•

the ability of Host Inc. and each of the REIT entities acquired, established or to be established by Host Inc. to continue to satisfy complex rules to qualify as REITs for federal income tax purposes, Host L.P’s ability to satisfy the rules required to maintain its status as a partnership for federal income tax purposes, and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us to operate effectively within the limitations imposed by these rules.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10–K for the year ended December 31, 2011 and in other filings with the Securities and Exchange Committee (“SEC”). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Outlook

As of April 30, 2012, we owned 120 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Operating Results and Outlook. RevPAR at our comparable hotels increased 6.1% for the first quarter of 2012 compared to 2011, as growth in the economy continues to drive lodging demand. RevPAR improvements for the quarter were driven by both an increase in average room rates of 2.9% and an increase in occupancy of 2.1 percentage points.

Consistent with our expectations, the completion of the 2011 rooms and meeting space renovations at the Philadelphia Downtown Marriott led to outstanding results in the first quarter, with RevPAR for the hotel up over 50% when compared to the first quarter of 2011. The improved results for this hotel accounted for approximately 80 basis points of our comparable hotel RevPAR growth.

The first quarter results do not reflect the month of March for our hotels that report results on a calendar quarter basis (approximately 45% of the comparable hotel revenue). On a calendar quarter basis, which includes the March results for these hotels, as well as eight additional days of March for our Marriott hotels, comparable hotel RevPAR increased 6.4% compared to the first calendar quarter of 2011.

Operating margins (calculated based on U.S. generally accepted accounting principles (“GAAP”) operating profit as a percentage of GAAP revenues) increased 150 basis points in the first quarter of 2012 compared to 2011. Operating margins calculated using GAAP measures are affected significantly by several items, including our most recent acquisitions. Our comparable hotel adjusted operating profit margins, which exclude, among other items, operations from our recently acquired hotels, depreciation and corporate expenses, increased 100 basis points in the quarter.

Based on analysis provided by Smith Travel Research, for the three months ended March 31, 2012, industry-wide demand continued to improve, increasing at a rate of 4.1%, while supply growth remained low at a rate of 0.3%. Due to the lack of new construction starts in recent years, we believe that supply growth should remain below historical averages in the lodging industry for 2012 and 2013. We anticipate that this low supply growth, coupled with expected growth in demand, will allow operators to continue to increase average daily rates throughout the year. Therefore, we believe that the overall trends experienced in the first quarter of 2012 will continue and that comparable hotel RevPAR will increase 5% to 7% for 2012.

While lodging demand continued to improve on a year-over-year basis in the quarter, several key factors continue to negatively affect the economic recovery and add to general market uncertainty. These factors include, but are not limited to: (i) the uncertain financial environment in Europe, (ii) continued high levels of unemployment, (iii) gasoline price fluctuations, and (iv) uncertainty surrounding U.S. fiscal policy. Therefore, while we believe that lodging demand will continue to increase throughout 2012, there can be no assurance that any increases in hotel revenues or earnings at our properties or improvement in margins will continue for any number of reasons, including those listed above.

Investing activities outlook

Property acquisitions and other investments outlook. We believe that the lodging industry will continue to present opportunities to purchase assets with high growth potential at a significant discount to replacement cost. Many of the near-term prospective acquisition opportunities are expected to be driven by debt maturities in 2012 and 2013 on over-leveraged assets that were financed or refinanced during the prior cycle. Owners may look to sell rather than face refinancing challenges with lower loan to value ratios and higher interest rates. In many cases, we expect that these owners will seek to meet their financing obligations through an all cash sale. However, many prospective sellers of the larger hotels, who are not facing maturity issues, have delayed sales to date in anticipation of further clarity with regards to the economy. As the recovery continues, we expect to see more competition in the acquisition market, especially from private equity and foreign sovereign wealth funds.

We also believe that there are opportunities to acquire properties outside the U.S., including through joint ventures. On March 6, 2012, the joint venture in Asia (“Asia/Pacific JV”), in which we hold a 25% interest, acquired the 278-room Citigate Perth in Australia for A$61 million ($64 million). In connection with the acquisition, we drew A$14 million ($16 million) on our credit facility. The Asia/Pacific JV expects to invest approximately A$17 million ($18 million) to upgrade and rebrand the hotel to a Four Points by Sheraton.

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

Dispositions. On March 23, 2012, we sold the San Francisco Airport Marriott for net proceeds of approximately $108 million, plus $5 million for the furniture, fixtures and equipment (“FF&E”) replacement fund and recorded a gain on disposition of approximately $48 million.

Redevelopment and Return on Investment Projects. We believe these projects increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties. As more fully discussed in our annual report on Form 10-K, we classify these capital projects as follows: redevelopment, targeted return on investment (ROI), value enhancement, and acquisition expenditures. We invested a total of $62 million on these projects, including $14 million on acquisition capital expenditures, in the first quarter of 2012, as compared to a total of $46 million in the first quarter of 2011. These investments included renovations to (i) the lobby and restaurants at The Ritz-Carlton, San Francisco, W Seattle and the Atlanta Marriott Perimeter Center, (ii) the meeting space at the Chicago Marriott O’Hare and the San Diego Marriott Marquis & Marina and (iii) the conversion of hotel rooms to apartments at the Sheraton Indianapolis. During the quarter, acquisition capital projects included the work to convert the New York Helmsley to the Westin Grand Central, as well as substantially completing the renovation of the 270 rooms at the W New York – Union Square, which we acquired in late 2010. For the full year 2012, we expect that our redevelopment and return on investment capital expenditures will total $250 to $280 million, which includes $100 to $110 million of acquisition capital expenditures.

Renewal and Replacement Capital Expenditures. During the first quarter of 2012, we invested approximately $100 million in renewal and replacement expenditures. Major renewal and replacement projects completed during the first quarter included the renovation of 743 guestrooms at The Ritz-Carlton, Amelia Island and the Pentagon City Residence Inn and almost 10,500 square feet of meeting space at the W New York. We expect that renewal and replacement expenditures for 2012 will total approximately $300 million to $330 million.

Financing activities outlook

We continue to focus on our overall goal to strengthen our balance sheet by lowering our debt-to-equity ratio and extending debt maturities as we strategically raise and deploy capital in order to improve our overall leverage and coverage ratios, while at the same time completing substantial investments. As a result of our current operating environment and the flexibility provided by our credit facility, we anticipate that, over time, we will reduce our overall cash balances. We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditure programs and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

Debt Transactions. On March 22, 2012, we issued $350 million of 5 1/4% Series A senior notes due 2022, for net proceeds of approximately $344 million. Subsequent to the end of the first quarter, proceeds from the Series A senior notes, along with available cash, were used to repay the $113 million principal amount outstanding of the 7.5% mortgage secured by the JW Marriott, Washington, D.C. and to redeem $250 million of the 6 7/8% Series S senior notes due in 2014. Additionally, on April 16, 2012, we redeemed $386 million of the outstanding 2.625% Exchangeable Senior Debentures due 2027, pursuant to the exercise of a put right by the holders thereof. Additionally, on April 26, 2012, we notified holders of our 6 7/8% Series S senior notes due 2014 that we intend to redeem the remaining $250 million outstanding on May 29, 2012. As a result of these transactions and other anticipated refinancing activities, we expect that our debt balance will decrease from $6.1 billion at quarter end to approximately $5.2 billion and cash and cash equivalents will be approximately $400 million.

Equity Transactions. On April 21, 2011, we entered into a Sales Financing Agreement with BNY Mellon Capital Markets, LLC, through which Host Inc. may issue and sell, from time to time, shares having an aggregate offering price of up to $400 million in “at the market” offerings under SEC rules, including sales made directly on the NYSE. During the first quarter of 2012, we issued the remaining $174 million of capacity under this program through the issuance of 11.1 million shares of common stock at an average price of $15.67 per share, for proceeds of approximately $172 million, net of $2 million of commissions. On April 24, 2012, we entered into comparable Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotiabank for a new at-the-market equity offering program with $400 million of issuance capacity. Host Inc. may sell shares of common stock under this program, from time to time, based on market conditions, although it is not under an obligation to sell any shares.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	March 23, 2012	March 25, 2011	% Increase (Decrease)
Revenues:
Owned hotel revenues	$925	$837	10.5%
Other revenues (1)	60	56	7.1%
Operating costs and expenses:
Property-level costs (2)	942	871	8.2%
Corporate and other expenses	22	25	(12.0)%
Operating profit (loss)	21	(3)	N/M
Interest expense	86	82	4.9%
Income from discontinued operations	50	—	N/M

All hotel operating statistics (3):
RevPAR	$125.61	$116.61	7.7%
Average room rate	$181.46	$176.16	3.0%
Average occupancy	69.2%	66.2%	3.0 pts.
Comparable hotel operating statistics (4):
RevPAR	$126.21	$118.93	6.1%
Average room rate	$182.24	$177.16	2.9%
Average occupancy	69.3%	67.1%	2.1 pts.

Host Inc.:
Net income attributable to non-controlling interests	$2	$—	N/M
Net loss attributable to Host Hotels & Resorts, Inc.	2	60	(96.7)%

Host L.P.:
Net income attributable to non-controlling interest	$2	$1	100.0%
Net loss attributable to Host Hotels & Resorts L.P.	2	61	(96.7)%

(1)	The quarters ended March 23, 2012 and March 25, 2011 include the results of the 53 Courtyard by Marriott properties leased from Hospitality Properties Trust (“HPT”), whose operations we consolidated beginning July 7, 2010 as a result of the termination of the sublease with our subtenant.
(2)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations less corporate expenses and includes costs associated with the properties leased from HPT.
(3)	Operating statistics are for all properties as of March 23, 2012 and March 25, 2011, and include the results of operations for certain hotels prior to their disposition.
(4)	Comparable hotel operating statistics for the quarters ended March 23, 2012 and March 25, 2011 are based on 106 comparable hotels as of March 23, 2012.
(5)	*N/M=Not meaningful.

2012 Compared to 2011

Hotel Sales Overview

	Quarter ended
	March 23, 2012	March 25, 2011	% Increase
	(in millions)
Revenues:
Rooms	$573	$516	11.0%
Food and beverage	293	267	9.7
Other	59	54	9.3

Owned hotel revenues	925	837	10.5
Other revenues	60	56	7.1

Total revenues	$985	$893	10.3

Overall, total revenues grew 10.3% for the quarter due to strong growth in RevPAR at our properties, as well as the inclusion of the operations of ten hotels acquired in 2011 (the “Recent Acquisitions”). In our discussion of operating revenues and expenses, we have separated the effect of the Recent Acquisitions to help investors distinguish between improvements in continuing operations from the growth provided by acquisitions. Additionally, revenues and expenses for the two properties sold in 2011 and 2012 have been reclassified to discontinued operations.

Rooms. The increase in room revenue in 2012 reflects our 6.1% improvement in comparable hotel RevPAR, which was driven by the 2.9% increase in average room rates and the 2.1 percentage point increase in occupancy. Room revenue increased an additional $28 million, or 5.4%, due to revenues from our Recent Acquisitions.

Food and beverage. Food and beverage revenue increased 9.7% for the quarter, which reflects a 5.9% improvement in food and beverage revenues at our comparable hotels that reflects improvements in banquet and audio-visual revenue. Our overall improvement also reflects the revenues from our Recent Acquisitions, which increased food and beverage revenue by $14 million, or 5.2%, for the quarter.

Other revenues from owned hotels. For the first quarter, other revenues from owned hotels increased 9.3%, which includes a 3.2% increase in our comparable hotels.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or large scale capital projects during these periods. As of March 23, 2012, 106 of our 120 owned hotels have been classified as comparable hotels. The 14 non-comparable hotels include the ten acquired in 2011 and four hotels currently undergoing large-scale capital projects. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of March 23, 2012 and March 25, 2011:

Comparable Hotels by Property Type (a)

	As of March 23, 2012		Quarter ended March 23, 2012			Quarter ended March 25, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	53	33,222	$187.66	68.3%	$128.13	$183.34	65.7%	$120.46	6.4%
Suburban	28	10,572	148.96	66.0	98.35	145.96	63.9	93.23	5.5
Resort/Conference	13	8,083	243.25	74.3	180.67	232.85	73.2	170.53	5.9
Airport	12	5,592	127.49	74.0	94.37	122.32	73.0	89.32	5.7

All Types	106	57,469	182.24	69.3	126.21	177.16	67.1	118.93	6.1

(a)	The reporting period for our comparable operating statistics for the quarters ended March 23, 2012 and March 25, 2011 is from December 31, 2011 to March 23, 2012 and January 1, 2011 to March 25, 2011, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

Our urban properties led the portfolio with a 6.4% increase for the quarter, driven by improvements in average room rates of 2.4% and average occupancy of 2.6 percentage points. Our urban hotels were led by the strong performance in Philadelphia, Chicago and San Francisco, which was partially offset by weak overall demand in Washington, D.C. Our resort/conference hotels experienced a RevPAR increase of 5.9%, led by strong performance at our Hawaiian hotels. RevPAR at our airport hotels experienced growth of 5.7% due to an increase in average room rates of 4.2% and an increase in occupancy of 1.0 percentage point. The RevPAR increase of 5.5% at our suburban properties was driven by an increase in average room rates of 2.1% coupled with the average occupancy increase of 2.2 percentage points.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of March 23, 2012 and March 25, 2011:

Comparable Hotels by Region (a)

	As of March 23, 2012		Quarter ended March 23, 2012			Quarter ended March 25, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Pacific	25	13,896	$183.79	73.2%	$134.49	$176.54	70.6%	$124.58	8.0%
Mid-Atlantic	11	8,623	209.71	70.5	147.95	205.45	65.1	133.79	10.6
South Central	9	5,695	153.83	75.0	115.32	153.30	73.0	111.86	3.1
Florida	9	5,680	219.93	78.7	173.03	207.25	79.5	164.69	5.1
DC Metro	12	5,416	190.00	62.2	118.24	192.90	63.8	123.07	(3.9)
North Central	11	4,782	131.77	61.4	80.85	124.00	57.1	70.79	14.2
New England	7	3,924	150.05	54.5	81.80	145.55	52.1	75.82	7.9
Atlanta	7	3,846	161.63	68.6	110.86	158.92	66.5	105.72	4.9
Mountain	7	2,889	179.65	65.1	116.91	180.06	63.9	115.07	1.6
International	8	2,718	191.41	64.2	122.87	178.06	63.7	113.37	8.4

All Regions	106	57,469	182.24	69.3	126.21	177.16	67.1	118.93	6.1

(a)	The reporting period for our comparable operating statistics for the quarters ended March 23, 2012 and March 25, 2011 is from December 31, 2011 to March 23, 2012 and January 1, 2011 to March 25, 2011, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the first quarter, our North Central region was the top performing region, with RevPAR growth of 14.2%, as average room rates increased 6.3% and average occupancy increased 4.3 percentage points. The increase resulted from a strong performance in our Chicago market, as both city-wide and overall group demand increased.

The 10.6% RevPAR improvement in our Mid-Atlantic region was driven primarily by strong performance at our Philadelphia hotels, as occupancy improved 15 percentage points due to an increase in group and transient demand. Our Philadelphia hotels also benefited from the renovations of the rooms and meeting space at the Philadelphia Marriott Downtown which were completed during the first half of 2011 and caused significant business interruption during that period. RevPAR at our New York properties slightly outperformed the overall portfolio with a RevPAR increase of 6.5%, although the results were negatively affected by capital expenditures at several of our New York properties.

The Pacific region had an increase in RevPAR of 8.0%, led by our Hawaiian and San Francisco hotels, which saw gains in both corporate group and transient business, resulting in RevPAR growth of 15.1% and 10.9%, respectively. Our Los Angeles properties also had a strong quarter as strong group demand drove an 8.5% RevPAR improvement.

Results in our Florida region were mixed. The Miami and Ft. Lauderdale market experienced a RevPAR increase of 11.3%, as demand shifted away from discounted and contract business into higher-paying segments. RevPAR growth at our Tampa hotels and our Orlando World Center increased just 3.6% and 1.8%, respectively, as overall decreases in occupancy largely offset rate growth.

RevPAR in our South Central and Atlanta regions lagged the portfolio as a whole with RevPAR increases of 3.1% and 4.9%, respectively. For our South Central region, an increase in our Houston hotels of 12.8% was partially offset by a decrease of 8.0% in our San Antonio hotels. For our Atlanta market, an increase in occupancy resulting from improvements in city wide demand was partially offset by the impact of renovations at the JW Marriott, Buckhead and Atlanta Marriott Perimeter Center.

Our DC Metro region continued to underperform the portfolio as a whole, with a RevPAR decline of 3.9% due to lower levels of demand for government and government-related business, which led to weak group and transient demand.

Hotels Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 106 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

Transient revenue increased 6.5% for the quarter, reflecting a 3.0% increase in room nights and a 3.4% improvement in average rate. The improvement in both room nights and average rate was driven by increases in the special corporate and retail segments, as both demand and average rate grew approximately 3.6% which led to a combined revenue increase of 7.3%.

Group revenue increased 5.3% for the quarter, reflecting a 3.8% increase in room nights and a 1.5% improvement in average rate. The room night increase resulted from strong demand growth in the association and corporate segments of 11.3% and 6.2%, respectively, partially offset by a decline of 5.3% in our discount segment.

Property-level Operating Expenses

	Quarter ended
	March 23, 2012	March 25, 2011	% Increase
	(in millions)
Rooms	$165	$148	11.5%
Food and beverage	216	199	8.5
Other departmental and support expenses	250	235	6.4
Management fees	34	32	6.3
Other property-level expenses	124	117	6.0
Depreciation and amortization	153	140	9.3

Total property-level operating expenses	$942	$871	8.2

Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 55% of the operating expenses at our hotels (which excludes depreciation). Wages and benefits for our comparable hotels increased 4.4% for the quarter. Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels. Operating expenses in 2012 also include the operations of our Recent Acquisitions, which increased our total property-level operating expenses by an incremental $41 million, or 4.7%, for the quarter.

Rooms. The increase in rooms expense reflects a 6.9% increase in expenses at our comparable hotels, which reflects the overall increase in occupancy at our hotels, as well as higher wage rates, benefits and travel agent commissions. These increased costs were partially offset by improved productivity. Rooms expense also increased 5.9% for the quarter due to the inclusion of an incremental $9 million in expenses from our Recent Acquisitions.

Food and beverage. Food and beverage costs at our comparable hotels increased 5.1% for the quarter, which is in-line with the increase in comparable food and beverage revenues and also reflects an overall increase in wages and benefits.

Other departmental and support expenses. The increase for the quarter was driven by higher sales and marketing expenses, which are variable and dependent upon revenues, such as loyalty rewards expense and national sales allocations. Our other departmental and support expenses also increased 4.1% for the quarter due to the inclusion of an incremental $10 million from our Recent Acquisitions.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased 9.3% for the quarter, which is consistent with our overall increase in revenue, including the revenue from our Recent Acquisitions. Incentive management fees, which generally are based on the level of operating profit at each property after we have received a priority return on our investment, increased $0.6 million, or 9.9%, for the quarter.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses also increased 3.7% for the quarter due to the inclusion of an incremental $4 million from our Recent Acquisitions.

Depreciation and Amortization. The increase in depreciation and amortization expense in 2012 is primarily due to the inclusion of depreciation expense from newly acquired properties and recent capital expenditures.

Other Income and Expense

Corporate Expenses. Corporate expenses decreased $3 million during the first quarter. This decrease was primarily driven by a reduction in restricted stock expense. The expense for stock-based compensation awards is based on Host Inc.’s stock price, stockholder return relative to the S&P 500 Index, the NAREIT Equity Index and to other lodging companies, as well as employee performance.

Interest Expense. The $4 million increase in interest expense for the first quarter reflects the temporary increase in the outstanding debt balances compared to prior year. Subsequent to quarter end, we repaid $750 million of debt.

Benefit from Income Taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The $13 million income tax benefit recorded in the first quarter of 2012 is due primarily to the tax loss incurred by the TRS as a result of the seasonality of hotel operations.

Income from Discontinued Operations. The income from discontinued operations primarily relates to the $48 million gain recorded as a result of the sale of the San Francisco Airport Marriott during the quarter.

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P. Host L.P. generates the capital required by our business through its operations, the direct or indirect incurrence of indebtedness, the issuance of OP units, or the sale of properties. Host Inc. is a REIT and its only material asset is the ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common stock and preferred stock. However, proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of the liquidity and capital resources of each entity as the discussion below can be applied to both Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility, given the inherent volatility in the lodging industry. During 2012, as operations have improved, we continue to focus on strategically decreasing our debt-to-equity ratio through (i) acquisitions and other investments, and (ii) the repayment and refinancing of senior notes and mortgage debt to extend maturity dates and lower interest rates. Consistent with this strategy, during 2012 we issued $350 million 5 1/4% Series A senior notes, which represents the lowest interest rate on senior note debt in the company’s history, and used the proceeds, along with available cash, to repay $113 million of 7.5% mortgage debt, $250 million of 6 7/8% senior notes and to redeem $386 million of our 2 5/8% exchangeable debentures, subsequent to quarter-end. Additionally, during the quarter, we issued $172 million of equity through our “at-the-market” offering program.

We also look to structure our debt profile to allow us to access different forms of financing, primarily senior notes, exchangeable debentures and corporate credit facility draws, as well as mortgage debt. Generally, this means that we will look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities, and maintain a balanced maturity schedule. Following the transactions described above, 107 of our 120 hotels are unencumbered by mortgage debt and approximately 82% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, none of which are collateralized by specific hotel properties.

Cash Requirements. We use cash primarily for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses, as well as dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host Inc. to pay dividends are provided by Host L.P.

Capital Resources. As of March 23, 2012, we had approximately $1.3 billion of cash and cash equivalents and $859 million available under our credit facility. Subsequent to quarter end, we used approximately $750 million of this cash to complete the debt repayments discussed above, which lowered our cash and cash equivalents to approximately $560 million. We believe that we have sufficient liquidity and access to the capital markets in order to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities, and fund our capital expenditures program. We depend primarily on external sources of capital to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE through our current “at-the-market” offering program described previously, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Because a portion of our debt matures every year, we will continue to use our available cash or new debt issuances to redeem or refinance senior notes and mortgage debt over time, taking advantage of favorable market conditions, when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense.

In February of 2012, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). As of March 23, 2012, we had $500 million available for repurchases pursuant to this authority. Separately, the Board of Directors authorized redemptions and repurchases of all or a portion of $175 million principal amount of our 3.25% exchangeable debentures. Any redemption of the 3.25% exchangeable debentures will not reduce the $500 million of Board authority noted above to repurchase other debt securities. We may purchase senior notes and exchangeable debentures for cash or other consideration through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and NAREIT Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the expense of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile, and given the movement in prevailing conditions in the capital markets and relative pricing, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur contemporaneously.

During the first quarter of 2012, we issued the remaining $174 million of capacity under our at-the-market program through the issuance of 11.1 million shares of Host Inc. common stock at an average price of $15.67 per share, for net proceeds of approximately $172 million. Subsequent to quarter end, we entered into a new at-the-market program with $400 million of available capacity.

Sources and Uses of Cash. Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations during the first quarter of 2012 increased by $36 million to $73 million compared to the first quarter of 2011, due primarily to improved operating profit at our hotels.

Cash Used in Investing Activities. Approximately $92 million of cash was used in investing activities during the first quarter of 2012 compared to $1.1 billion during the first quarter of 2011. This includes approximately $162 million used for our capital expenditures partially offset by proceeds of $108 million from the disposition of one hotel, while the prior year activity included the acquisition of nine properties. Our renewal and replacement capital expenditures were approximately $100 million, compared to $48 million during the first quarter of 2011. We also spent approximately $62 million during the first quarter of 2012 on ROI/redevelopment projects, compared to $46 million in the first quarter of 2011.

The following table summarizes the significant investments and dispositions that have been completed as of April 30, 2012 (in millions):

Transaction date	Description of transaction	Investment price
Acquisitions/Investments
March	Investment in the Asia/Pacific joint venture – Citigate Perth acquisition	$(16)

	Total acquisitions/investments	$(16)

Dispositions
March	Disposition of San Francisco Airport Marriott (1)	$108

	Total dispositions	$108

(1)	Hotel was sold at a sale price of $108 million plus $5 million for FF&E replacement fund.

Cash Provided by Financing Activities. Approximately $505 million of cash was provided by financing activities for the first quarter of 2012. The following table summarizes the significant debt and equity transactions as of April 30, 2012 (in millions):

Transaction Date	Description of transaction	Transaction Amount
Debt
April	Redemption of 2007 Debentures	$(386)
April	Redemption of $250 million face amount of 6 7/8% Series S senior notes	(254)
April	Repayment of 7.5% mortgage loan secured by JW Marriott, Washington, D.C. (1)	(113)
March	Proceeds from the issuance of 5 1/4%, $350 million Series A senior notes	344
February	Draw on credit facility for investment in the Asia/Pacific joint venture	16
February	Draw on credit facility for capital expenditures at a Canadian hotel	6

	Net repayments	$(387)

Equity of Host Inc.
January – March	Issuance of approximately 11.1 million common shares under Host Inc.’s continuous equity offering program (2)	$172

	Total proceeds	$172

(1)	In connection with the repayment, $3 million of our restricted cash was released and we paid a $1 million repayment premium.
(2)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 10.9 million common OP units.

Debt

As of March 23, 2012, our total debt was $6.1 billion and 106 of our hotels were unencumbered by mortgage debt. Following the transactions that occurred subsequent to quarter-end, described below, our total debt was $5.4 billion, 107 of our hotels were unencumbered by mortgage debt and our debt had an overall average interest rate of 6.2% and an average maturity of 5.0 years. Currently, 91% of our debt has a fixed rate of interest.

Senior notes. On March 22, 2012, we issued $350 million 5 1/4% Series A senior notes due 2022. The net proceeds of the offering of approximately $344 million, along with available cash, were used to repay the $113 million principal amount outstanding of the 7.5% mortgage secured by the JW Marriott, Washington, D.C., and to redeem $250 million of our 6 7/8% Series S senior notes due in 2014 subsequent to quarter end.

Credit Facility. On February 27, 2012, we drew A$14 million ($16 million) on our credit facility to fund our portion of the Asia/Pacific JV’s acquisition of the Citigate Perth, Australia. On February 17, 2012, we also drew C$6 million ($6 million) on our credit facility to fund capital expenditures at one of our Canadian hotels.

Exchangeable Senior Debentures. As of March 23, 2012, we have three issuances of exchangeable senior debentures outstanding: $400 million, 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”), $388 million ($386 million of which was repaid as noted below), 2 5/8% debentures that were issued on March 23, 2007 (the “2007 Debentures”) and $175 million, 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”, collectively, the “Debentures”). The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of our common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of the common shares of Host Inc. Upon exchange, the 2004 Debentures would be exchanged for Host Inc. common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the 2007 Debentures) and Host Inc. common stock (for the remainder of the exchange value) and the 2009 Debentures would be exchanged for Host Inc. common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders. On April 16, 2012, pursuant to the terms of the 2007 Debentures, the holders of $386 million face amount of the 2007 Debentures exercised their right to put the 2007 Debentures to us for a purchase price equal to the face amount of the 2007 Debentures.

The following chart details our outstanding Debentures as of April 30, 2012, following the transaction described above:

	Maturity date	Next put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	71.9264	$13.90	28.8 million
2007 Debentures	4/15/2027	4/15/2017	4/20/2012	2	32.0239	31.23	0.1 million
2004 Debentures	4/15/2024	4/15/2014	4/19/2009	175	66.4091	15.06	11.6 million

Total principal currently outstanding				$577

We account separately for the liability and equity components of our Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the Debentures, which is the expected life of the debt. However, there is no effect of this accounting on our cash interest payments. The following chart details the initial allocations between the debt and equity components of the Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at March 23, 2012 (in millions):

	Initial face amount	Initial debt value	Initial equity value	Face amount outstanding at 3/23/12	Debt carrying value at 3/23/12	Unamortized discount at 3/23/12
2009 Debentures	$400	$316	$82	$400	$345	$55
2007 Debentures	600	502	89	388	387	1
2004 Debentures	500	413	76	175	175	—

Total	$1,500	$1,231	$247	$963	$907	$56

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	Quarter ended
	March 23, 2012	March 25, 2011
Contractual interest expense (cash)	$6	$9
Non-cash interest expense due to discount amortization	5	7

Total interest expense	$11	$16

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of March 23, 2012:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	4.7x	Maximum ratio of 7.25x
Fixed charge coverage ratio	2.1x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (a)	3.0x	Minimum ratio of 1.75x

(a)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants. Under the terms of our senior notes indenture, which includes our Debentures, our ability to incur indebtedness and make distributions is subject to certain restrictions and the satisfaction of various financial conditions, including maintaining a certain EBITDA-to-interest coverage ratio and levels of indebtedness and secured indebtedness relative to adjusted total assets. Even if we are below the coverage levels otherwise required to incur debt and make distributions, we still are permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $300 million or $400 million, depending on the series of senior notes, of mortgage debt whose proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $100 million or $150 million, depending on the series of senior notes, of other debt. We also are permitted to make distributions of estimated taxable income that are necessary to maintain REIT status.

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

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of March 23, 2012:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	334%	Minimum ratio of 125%
Total indebtedness to total assets	32%	Maximum ratio of 65%
Secured indebtedness to total assets	5%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	2.9x	Minimum ratio of 2.0x

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2011.

European Joint Venture

We own an interest in a joint venture in Europe (the “Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Fund I (11 hotels, 3,512 rooms) and a 33.4% interest in Fund II (two hotels, 676 rooms). The Euro JV currently has €784 million in mortgage debt. Operations have improved at the Euro JV properties; however, due to weakness at the Sheraton Roma Hotel & Conference Center as a result of significant renovations, the portfolio of six properties that secures €340 million of mortgage loans due in 2013 continues to remain below levels required by certain debt covenants, which have triggered covenant defaults and cash sweeps under the loans. These loans are cross-collateralized, meaning that a default under one loan could trigger a default on the loans for the other five properties. The joint venture has the right to cure certain covenants, including debt-service-coverage and loan-to-value covenants, a limited number of times by making cash deposits, which it has exercised in 2012. We also have entered into discussions with the lenders regarding refinancing of this debt. Due to the current difficult economic climate in Europe, the refinancing options for this debt may be limited and we expect that lenders may require more stringent financial covenants, higher rates of interest, and lower loan-to-value ratios on future loans. These requirements, upon a refinancing or a debt extension transaction, likely will require a partial principal reduction via an equity contribution from the partners of the Euro JV. A covenant default has also been triggered under a mortgage loan secured by three properties totaling €70.5 million that is due in 2014. The joint venture has the ability to cure certain covenants under this loan, including debt-service-coverage covenants, a limited number of times by making cash deposits, which it last exercised in 2010. If operations do not improve, discussions with lenders are unsuccessful, and the Euro JV does not elect to cure future defaults, the lenders may, among other remedies, accelerate the loans. All of these mortgage loans are non-recourse to Host and our partners and a default under these loans does not trigger a default under any of Host’s debt.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of March 23, 2012, Host Inc. is the owner of approximately 98.6% of the Host L.P. common OP units. The remaining 1.4% of the Host L.P. common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

Investors should take into account the 1.4% non-controlling interest in Host L.P. common OP units when analyzing common dividend payments by Host Inc. to its stockholders, as these common OP unit holders share, on a pro rata basis, in cash amounts distributed by Host L.P. to all of its common OP unit holders. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common unit distribution by Host L.P. to Host Inc., as well as to the other Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income. The amount of any future dividends will be determined by the Board of Directors of Host Inc.

On March 8, 2012, the Board of Directors of Host Inc. declared a dividend of $0.06 per share on our common stock, an increase of $0.01 per share from the previous quarter. The dividend was paid on April 16, 2012 to stockholders of record as of March 30, 2012. Accordingly, Host L.P. made a distribution of $0.06128964 per unit on its common OP units.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Comparable Hotel Operating Statistics

To facilitate a year-to-year comparison of our operations, we present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, adjusted operating profit and associated margins) for the periods included in this report on a comparable hotel basis. Because these statistics and operating results are for our hotel properties, they exclude results for our non-hotel properties and other real estate investments. We define our comparable hotels as properties:

(i)	that are owned or leased by us and the operations of which are included in our consolidated results, whether as continuing operations or discontinued operations, for the entirety of the reporting periods being compared; and

(ii)	that have not sustained substantial property damage or business interruption (for example, the New Orleans Marriott which was substantially damaged by Hurricane Katrina), or undergone large-scale capital projects (as further defined below) during the reporting periods being compared.

The hotel business is capital-intensive and renovations are a regular part of the business. Generally, hotels under renovation remain comparable hotels. A large scale capital project that would cause a hotel to be excluded from our comparable hotel set is an extensive renovation of several core aspects of the hotel, such as rooms, meeting space, lobby, bars, restaurants and other public spaces. Both quantitative and qualitative factors are taken into consideration in determining if the renovation would cause a hotel to be removed from the comparable hotel set, including unusual or exceptional circumstances such as: a reduction or increase in room count, rebranding, a significant alteration of the business operations, or the closing of the hotel during the renovation.

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the Westin Chicago River North in August of 2010. The hotel was not included in our comparable hotels until January 1, 2012. Hotels that we sell are excluded from the comparable hotel set once the transaction has closed. Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption or commence a large-scale capital project. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after completion of the repair of the property damage or cessation of the business interruption, or the completion of large-scale capital projects, as applicable.

Of the 120 hotels that we owned on March 23, 2012, 106 have been classified as comparable hotels. The operating results of the following hotels that we owned as of March 23, 2012 are excluded from comparable hotel results for these periods:

•	Hilton Melbourne South Wharf (acquired in April 2011);

•	New York Helmsley Hotel (acquired in March 2011);

•	Manchester Grand Hyatt San Diego (acquired in March 2011);

•	The portfolio of seven hotels in New Zealand (acquired in February 2011);

•

Atlanta Marriott Perimeter Center (business interruption due to extensive renovations, which included renovation of the guest rooms, lobby, bar and restaurant and the demolition of one tower of the hotel, reducing the room count at the hotel);

•	Chicago Marriott O’Hare (business interruption due to extensive renovations, which included renovating every aspect of the hotel and shutting down over 200 rooms);

•

Sheraton Indianapolis Hotel at Keystone Crossing (business interruption due to extensive renovations, which included the conversion of one tower of the hotel into apartments, reducing the room count, and the renovation of the remaining guest rooms, lobby, bar and meeting space); and

•

San Diego Marriott Marquis & Marina (business interruption due to extensive renovations, which included the renovation of every aspect of the hotel and required the entire hotel to be closed for a period of time).

The operating results of (i) one hotel that we disposed of during the first quarter of 2012, (ii) the Le Méridien Piccadilly, which was transferred to the European joint venture in 2011, and (iii) one hotel that we disposed of in 2011, as well as the 53 Courtyard by Marriott properties leased from HPT, are not included in comparable hotel results for the periods presented herein.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows: (i) Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA, as a measure of performance for Host Inc. and Host L.P., (ii) FFO and FFO per diluted share (both NAREIT and Adjusted), as a measure of performance for Host Inc., and (iii) comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

EBITDA and Adjusted EBITDA

EBITDA

EBITDA is a commonly used measure of performance in many industries. Management believes EBITDA provides useful information to investors regarding our results of operations because it helps us and our investors evaluate the ongoing operating performance of our properties after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization). Management also believes the use of EBITDA facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. Management uses EBITDA to evaluate property-level results and as one measure in determining the value of acquisitions and dispositions and, like FFO and Adjusted FFO per diluted share, is widely used by management in the annual budget process and for compensation programs.

Adjusted EBITDA

Historically, management has adjusted EBITDA when evaluating the performance of Host Inc. and Host L.P. because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. Adjusted EBITDA also is a relevant measure in calculating certain credit ratios. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

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

•

Equity Investment Adjustments – We exclude the equity in earnings (losses) of affiliates as presented in our consolidated statement of operations because it includes our pro rata portion of the depreciation, amortization and interest expense related to such investments, which are excluded from EBITDA. We include our pro rata share of the Adjusted EBITDA of our equity investments as we believe this reflects more accurately the performance of our investments. The pro rata Adjusted EBITDA of equity investments is defined as the EBITDA of our equity investments, adjusted for any gains or losses on property transactions, multiplied by our percentage ownership in the partnership or joint venture.

•

Consolidated Partnership Adjustments – We deduct the non-controlling partners’ pro rata share of the Adjusted EBITDA of our consolidated partnerships as this reflects the non-controlling owners’ interest in the EBITDA of our consolidated partnerships. The pro rata Adjusted EBITDA of non-controlling partners is defined as the EBITDA of our consolidated partnerships, adjusted for any gains or losses on property transactions, multiplied by the non-controlling partners’ percentage ownership in the partnership or joint venture.

•

Cumulative Effect of a Change in Accounting Principle – Infrequently, the Financial Accounting Standards Board promulgates new accounting standards that require the consolidated statement of operations to reflect the cumulative effect of a change in accounting principle. We exclude these one-time adjustments because they do not reflect our actual performance for that period.

•

Impairment Losses – We exclude the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, we believe that impairment charges are similar to gains and losses on dispositions and depreciation expense, both of which also are excluded from EBITDA.

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

The following table provides a reconciliation of net loss to EBITDA and Adjusted EBITDA (in millions):

Reconciliation of Net Loss to EBITDA, Adjusted EBITDA

	Quarter ended
	March 23, 2012	March 25, 2011
Net loss	$—	$(60)
Interest expense	86	82
Depreciation and amortization	153	140
Income taxes	(13)	(20)
Discontinued operations (a)	—	1

EBITDA	226	143
Gain on dispositions	(48)	—
Acquisition costs	—	3
Amortization of deferred gains	(1)	(1)
Equity investment adjustments:
Equity in losses of affiliates	2	2
Pro rata Adjusted EBITDA of equity investments	2	2
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(5)	(5)

Adjusted EBITDA	$176	$144

(a)	Reflects the interest expense, depreciation and amortization and income taxes included in discontinued operations.

NAREIT FFO, NAREIT FFO per Diluted Share and Adjusted FFO per Diluted Share. We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period, in accordance with NAREIT guidelines. NAREIT defines FFO as net income (calculated in accordance with GAAP), excluding gains and losses from sales of real estate, the cumulative effect of changes in accounting principles, real estate-related depreciation, amortization and impairments and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect our pro rata FFO of those entities on the same basis.

We believe that NAREIT FFO per diluted share is a useful supplemental measure of our operating performance and that the presentation of NAREIT FFO per diluted share, when combined with the primary GAAP presentation of earnings per share, provides beneficial information to investors. By excluding the effect of real estate depreciation, amortization, impairments and gains and losses from sales of real estate, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that such measures can facilitate comparisons of operating performance between periods and with other REITs, even though NAREIT FFO per diluted share does not represent an amount that accrues directly to holders of our common stock. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values have historically risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance.

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

We calculate NAREIT FFO per diluted share in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although FFO per diluted share is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. We also calculate Adjusted FFO per diluted share, which metric is not in accordance with NAREIT guidance and may not be comparable to measures calculated by other REITs. This information should not be considered as an alternative to net income, operating profit, cash from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures) and other items have been and will be incurred and are not reflected in the NAREIT FFO per diluted share and Adjusted FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statement of operations and cash flows include capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, NAREIT FFO per diluted share and Adjusted FFO per diluted share should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, NAREIT FFO per diluted share and Adjusted FFO per diluted share do not measure, and should not be used as a measure of, amounts that accrue directly to the benefit of Host Inc. stockholders.

Host Inc. Reconciliation of Net Loss Available to

Common Stockholders to NAREIT and Adjusted Funds From Operations per Diluted Share

	Quarter ended
	March 23, 2012	March 25, 2011
Net loss	$—	$(60)
Less: Net income attributable to non-controlling interests	(2)	—

Net loss available to common stockholders	(2)	(60)
Adjustments:
Gain on dispositions, net of taxes	(48)	—
Amortization of deferred gains and other property transactions, net of taxes	(1)	(1)
Depreciation and amortization	153	141
Partnership adjustments	—	(2)
FFO of non-controlling interests of Host LP	(1)	(1)

NAREIT Funds From Operations	101	77
Adjustments to NAREIT FFO:
Acquisition costs	—	3

Adjusted FFO	$101	$80

Adjustments to NAREIT FFO for dilutive securities (a):
Assuming conversion of Exchangeable Senior Debentures	$1	$—

Diluted NAREIT FFO	$102	$77

Adjustments to Adjusted FFO for dilutive securities (a):
Assuming conversion of Exchangeable Senior Debentures	$1	$2

Diluted Adjusted FFO	$102	$82

Diluted weighted average shares outstanding-EPS	707.5	677.3
Assuming issuance of common shares granted under the Comprehensive Stock Plan	0.7	1.7
Assuming conversion of Exchangeable Senior Debentures	11.5	—

Diluted weighted average shares outstanding – NAREIT FFO	719.7	679.0
Assuming conversion of Exchangeable Senior Debentures	—	21.2

Diluted weighted average shares outstanding – Adjusted FFO	719.7	700.2

NAREIT FFO per diluted share (a)	$.14	$.11

Adjusted FFO per diluted share (a)	$.14	$.12

(a)	Earnings/loss per diluted share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include Host Inc. shares granted under Host Inc.’s comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for securities if they are anti-dilutive.

Comparable Hotel Operating Results

We present certain operating results of our hotels, such as hotel revenues, expenses and adjusted operating profit, on a comparable hotel, or “same store” basis as supplemental information for investors. We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. For further information on the calculation of comparable hotel results, why we believe they are useful and the limitations on their use, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2011. The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics) (a)

	Quarter ended
	March 23, 2012	March 25, 2011
Number of hotels	106	106
Number of rooms	57,469	57,469
Percent change in comparable hotel RevPAR	6.1%	—
Operating profit margin under GAAP (b)	2.1%	(0.3)%
Comparable hotel adjusted operating profit margin (b)	20.7%	19.7%
Comparable hotel revenues
Room	$538	$504
Food and beverage	283	267
Other	54	53

Comparable hotel revenues (c)	875	824

Comparable hotel expenses
Room	153	143
Food and beverage	207	195
Other	31	30
Management fees, ground rent and other costs	303	294

Comparable hotel expenses (d)	694	662

Comparable hotel adjusted operating profit	181	162
Non-comparable hotel results, net (e)	19	6
Loss from hotels leased from HPT	(4)	(6)
Depreciation and amortization	(153)	(140)
Corporate and other expenses	(22)	(25)

Operating profit (loss)	$21	$(3)

(a)	The reporting period for our comparable operating statistics for the first quarter of 2012 is from December 31, 2011 to March 23, 2012 and for the first quarter of 2011 is from January 1, 2011 to March 25, 2011. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(b)	Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented in the condensed consolidated statements of operations. Comparable margins are calculated using amounts presented in the above table.

(c)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended
	March 23, 2012	March 25, 2011
Revenues per the consolidated statements of operations	$985	$893
Non-comparable hotel revenues	(75)	(37)
Hotel revenues for which we record rental income, net	14	13
Revenues for hotels leased from HPT	(49)	(45)

Comparable hotel revenues	$875	$824

(d)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended
	March 23, 2012	March 25, 2011
Operating costs and expenses per the consolidated statements of operations	$964	$896
Non-comparable hotel expenses	(56)	(31)
Hotel expenses for which we record rental income	14	13
Expense for hotels leased from HPT	(53)	(51)
Depreciation and amortization	(153)	(140)
Corporate and other expenses	(22)	(25)

Comparable hotel expenses	$694	$662

(e)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our condensed consolidated statements of operations as continuing operations, (ii) gains on insurance settlements, (iii) the results of our office buildings, and (iv) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the condensed consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of both March 23, 2012 and December 31, 2011, 90% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentage above reflects the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate swaps or caps were entered into during the first quarter of 2012. See Item 7A of our most recent Annual Report on Form 10–K and Note 12 – “Fair Value Measurements.”

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile, New Zealand and our investments in the European and Asia/Pacific joint ventures), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No contracts were entered into during the first quarter of 2012. The following table summarizes our foreign currency sale contracts (in millions):

	Total Transaction Amount in		Total Transaction		Fair Value at		Change in Fair Value for the period ended
Transaction Date Range	Foreign Currency		Amount in Dollars	Forward Purchase Date Range	March 23, 2012	December 31, 2011	March 23, 2012	March 25, 2011
February 2008-July 2011		€100	$140	October 2012-August 2015	$6.8	$8.8	$(2.0)	$(4.1)
July 2011	NZ$	30	$25	August 2013	$.8	$1.9	$(1.1)	$—

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

As reported in our Annual Report on Form 10-K for the year ended December 31, 2011, on April 27, 2005, we initiated a lawsuit against Keystone-Texas Property Holding Corporation (“Keystone”) seeking a declaration that a provision of the ground lease for the property under the San Antonio Marriott Rivercenter was valid and claiming that Keystone had breached that lease provision. On October 18, 2006, Keystone filed an amended counterclaim and later, a third party claim, alleging that we had tortiously interfered with Keystone’s attempted sale of the property and that we slandered Keystone’s title to the property.

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

We believe that the memorandum opinion contains numerous legal errors and we intend to continue to vigorously pursue these issues on appeal. On January 17, 2012, we filed motions seeking rehearing from the three-judge panel and a motion for rehearing by the entire seven-judge court of appeals. Those motions were denied on February 29, 2012. We intend to appeal to the Texas Supreme Court on or before May 16, 2012. No assurances can be given as to the outcome of this appeal.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2012-January 31, 2012	12,689	*	$14.96	*	—	$—
February 1, 2012-February 29, 2012	611,149	*	16.31	*	—	—
March 1, 2012-March 23, 2012	2,128,403	**	—		—	—

Total	2,752,241		$—		—	$—

*	Reflects shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).
**	Reflects shares of restricted stock forfeited for failure to meet vesting criteria.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2012-January 31, 2012	26,253	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	$—
February 1, 2012-February 29, 2012	659,177	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
March 1, 2012-March 31, 2012	2,186,926	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

Total	2,872,356			—	$—

*	Reflects (1) 13,831 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 12,422 common OP units cancelled upon cancellation of 12,689 shares of Host Inc.’s common stock by Host Inc.
**	Reflects (1) 60,888 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 598,289 common OP units cancelled upon cancellation of 611,149 shares of Host Inc.’s common stock by Host Inc.
***	Reflects (1) 103,308 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 2,083,618 common OP units cancelled upon cancellation of 2,128,403 shares of Host Inc.’s common stock by Host Inc.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

4	Instruments Defining Rights of Security Holders

4.19	Forty-Second Supplemental Indenture, dated March 22, 2012, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on March 23, 2012).

4.20	Registration Rights Agreement, dated March 22, 2012, among Host Hotels & Resorts, L.P., and Goldman, Sachs & Co., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, in their capacity as representatives of the several initial purchasers of the debentures, related to the 5.25% Senior Debentures due 2022 (incorporated by reference to Exhibit 10.1 to combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on March 23, 2012).

10	Material Contracts

10.19	Sales Agency Financing Agreement, dated April 24, 2012, between Host Hotels & Resorts, Inc., and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on April 25, 2012).

10.20	Sales Agency Financing Agreement, dated April 24, 2012, between Host Hotels & Resorts, Inc., and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 1.2 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on April 25, 2012).

10.21*	Host Hotels & Resorts, Inc.’s Non-Employee Director’s Deferred Stock Compensation Plan, as amended and restated effective as of December 15, 2009, as further amended effective February 2, 2012.

12	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.INS	XBRL Instance Document. Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the quarters ended March 23, 2012 and March 25, 2011, respectively, for Host Hotels & Resorts Inc.; (ii) the Condensed Consolidated Balance Sheets at March 23, 2012, and December 31, 2011, respectively, for Host Hotels & Resorts Inc.; (iii) the Condensed Consolidated Statement of Cash Flows for the quarters ended March 23, 2012 and March 25, 2011, respectively, for Host Hotels & Resorts Inc.; (iv) the Condensed Consolidated Statements of Operations for the quarters ended March 23, 2012 and March 25, 2011, respectively, for Host Hotels & Resorts L.P.; (v) the Condensed Consolidated Balance Sheets at March 23, 2012 and December 31, 2011, respectively, for Host Hotels & Resorts L.P.; and (vi) the Condensed Consolidated Statement of Cash Flows for the quarters ended March 23, 2012 and March 25, 2011, respectively, for Host Hotels & Resorts L.P.s

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

HOST HOTELS & RESORTS, INC.

April 30, 2012	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC.

April 30, 2012	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)