Form 10-Q
period 2012-06-15
HOST HOTELS & RESORTS L.P.; HOST HOTELS & RESORTS, INC.
filed 2012-07-23
CIK 1061937, 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 15, 2012

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

As of July 19, 2012 there were 722,584,975 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context requires otherwise, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries, in cases where it is important to distinguish between Host Inc. and Host L.P. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise.

Host Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.6% of the partnership interests (“OP units”). The remaining OP units are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control. Management operates Host Inc. and Host L.P. as one enterprise. The management of Host Inc. consists of the same persons who direct the management of Host L.P. As general partner with control of Host L.P., Host Inc. consolidates Host L.P. for financial reporting purposes, and Host Inc. does not have significant assets other than its investment in Host L.P. Therefore, the assets and liabilities of Host Inc. and Host L.P. are substantially the same on their respective condensed consolidated financial statements and the disclosures of Host Inc. and Host L.P. also are substantially similar. For these reasons, we believe that combining into a single report the quarterly reports on Form 10-Q of Host Inc. and Host L.P. results in benefits to management and investors.

The substantive difference between Host Inc.’s and Host L.P.’s filings is the fact that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the condensed consolidated financial statements, this difference primarily is reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital). Apart from the different equity treatment, the condensed consolidated financial statements of Host Inc. and Host L.P. nearly are identical.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 15, 2012 and December 31, 2011

(in millions, except share and per share amounts)

	June 15, 2012	December 31, 2011

	(unaudited)
ASSETS
Property and equipment, net	$11,347	$11,383
Asset held for sale	5	—
Due from managers	77	37
Advances to and investments in affiliates	211	197
Deferred financing costs, net	54	55
Furniture, fixtures and equipment replacement fund	169	166
Other	380	368
Restricted cash	28	36
Cash and cash equivalents	465	826

Total assets	$12,736	$13,068

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $525 million and $902 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,012	$4,543
Credit facility	138	117
Mortgage debt	990	1,006
Other	86	87

Total debt	5,226	5,753
Accounts payable and accrued expenses	95	175
Other	278	269

Total liabilities	5,599	6,197

Non-controlling interests - Host Hotels & Resorts, L.P.	160	158

Host Hotels & Resorts Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 720.9 million and 705.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,983	7,750
Accumulated other comprehensive loss	(7)	(1)
Deficit	(1,042)	(1,079)

Total equity of Host Hotels & Resorts, Inc. stockholders	6,941	6,677
Non-controlling interests—other consolidated partnerships	36	36

Total equity	6,977	6,713

Total liabilities, non-controlling interests and equity	$12,736	$13,068

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 15, 2012 and June 17, 2011

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011

REVENUES
Rooms	$823	$773	$1,395	$1,288
Food and beverage	400	376	693	643
Other	80	74	139	128

Owned hotel revenues	1,303	1,223	2,227	2,059
Other revenues	65	61	124	117

Total revenues	1,368	1,284	2,351	2,176

EXPENSES
Rooms	214	203	379	351
Food and beverage	279	265	494	464
Other departmental and support expenses	316	306	566	541
Management fees	56	52	90	84
Other property-level expenses	143	136	267	253
Depreciation and amortization	159	148	311	287
Corporate and other expenses	21	22	43	47

Total operating costs and expenses	1,188	1,132	2,150	2,027

OPERATING PROFIT	180	152	201	149
Interest income	3	5	7	9
Interest expense	(94)	(89)	(180)	(171)
Net gains on property transactions and other	1	2	2	3
Gain (loss) on foreign currency transactions and derivatives	—	1	(1)	2
Equity in earnings of affiliates	5	4	3	2

INCOME (LOSS) BEFORE INCOME TAXES	95	75	32	(6)
Benefit (provision) for income taxes	(12)	(8)	1	13

INCOME FROM CONTINUING OPERATIONS	83	67	33	7
Income (loss) from discontinued operations, net of tax	—	(3)	50	(3)

NET INCOME	83	64	83	4
Less: Net income attributable to non-controlling interests	(1)	(2)	(3)	(2)

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$82	$62	$80	$2

Basic earnings (loss) per common share:
Continuing operations	$.11	$.10	$.04	$.01
Discontinued operations	—	(.01)	.07	(.01)

Basic earnings per common share	$.11	$.09	$.11	$—

Diluted earnings (loss) per common share:
Continuing operations	$.11	$.10	$.04	$.01
Discontinued operations	—	(.01)	.07	(.01)

Diluted earnings per common share	$.11	$.09	$.11	$—

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 15, 2012 and June 17, 2011

(unaudited, in millions)

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011

NET INCOME	$83	$64	$83	$4
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(29)	13	(8)	22
Change in fair value of derivative instruments	4	(2)	2	(7)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(25)	11	(6)	15

COMPREHENSIVE INCOME	58	75	77	19
Less: Comprehensive income attributable to non-controlling interests	(1)	(2)	(3)	(2)

COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC	$57	$73	$74	$17

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 15, 2012 and June 17, 2011

(unaudited, in millions)

	Year-to-date ended
	June 15, 2012	June 17, 2011

OPERATING ACTIVITIES
Net income	$83	$4
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(48)	—
Depreciation	1	6
Depreciation and amortization	311	287
Amortization of deferred financing costs	6	5
Amortization of debt premiums/discounts, net	5	9
Deferred income taxes	(4)	(15)
Net gain on property transactions and other	(2)	(3)
(Gain) loss on foreign currency transactions and derivatives	1	(2)
Non-cash loss on extinguishment of debt	4	1
Equity in earnings of affiliates, net	(3)	(2)
Change in due from managers	(42)	(27)
Changes in other assets	12	12
Changes in other liabilities	(22)	(19)

Cash provided by operating activities	302	256

INVESTING ACTIVITIES
Proceeds from sales of assets, net	108	—
Acquisitions	(18)	(1,035)
Advances to and investment in affiliates	(20)	(18)
Capital expenditures:
Renewals and replacements	(179)	(119)
Redevelopment and other investments	(162)	(121)
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(2)	1
Property insurance proceeds	4	2

Cash used in investing activities	(269)	(1,290)

FINANCING ACTIVITIES
Financing costs	(7)	(8)
Issuances of debt	450	576
Draws on credit facility	22	153
Repayment on credit facility	—	(50)
Repurchase/redemption of senior notes, including exchangeable debentures	(893)	(250)
Mortgage debt prepayments and scheduled maturities	(113)	(132)
Scheduled principal repayments	(2)	(2)
Common stock issuance	222	288
Dividends on common stock	(78)	(21)
Contributions from non-controlling interests	1	—
Distributions to non-controlling interests	(4)	(4)
Change in restricted cash for financing activities	8	5

Cash provided by (used in) financing activities	(394)	555

DECREASE IN CASH AND CASH EQUIVALENTS	(361)	(479)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	826	1,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$465	$634

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 15, 2012 and June 17, 2011

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	June 15, 2012	June 17, 2011

Interest paid	$160	$144
Income taxes paid	8	4

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended June 15, 2012 and June 17, 2011, Host Inc. issued approximately 0.5 million shares and 0.2 million shares, respectively, upon the conversion of OP units of Host L.P. held by non-controlling partners valued at approximately $8 million and $4 million, respectively.

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 15, 2012 and December 31, 2011

(in millions)

	June 15, 2012	December 31, 2011
	(unaudited)
ASSETS
Property and equipment, net	$11,347	$11,383
Assets held for sale	5	—
Due from managers	77	37
Advances to and investments in affiliates	211	197
Deferred financing costs, net	54	55
Furniture, fixtures and equipment replacement fund	169	166
Other	380	368
Restricted cash	28	36
Cash and cash equivalents	465	826

Total assets	$12,736	$13,068

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL

Debt
Senior notes, including $525 million and $902 million, respectively, net of discount, of Exchangeable Senior Debentures	$4,012	$4,543
Credit facility	138	117
Mortgage debt	990	1,006
Other	86	87

Total debt	5,226	5,753
Accounts payable and accrued expenses	95	175
Other	278	269

Total liabilities	5,599	6,197

Limited partnership interests of third parties	160	158

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner Additional paid-in capital	6,947	6,677
Accumulated other comprehensive loss	(7)	(1)

Total Host Hotels & Resorts, L.P. capital	6,941	6,677
Non-controlling interests—consolidated partnerships	36	36

Total capital	6,977	6,713

Total liabilities, limited partnership interest of third parties and capital	$12,736	$13,068

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 15, 2012 and June 17, 2011

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
REVENUES
Rooms	$823	$773	$1,395	$1,288
Food and beverage	400	376	693	643
Other	80	74	139	128

Owned hotel revenues	1,303	1,223	2,227	2,059
Other revenues	65	61	124	117

Total revenues	1,368	1,284	2,351	2,176

EXPENSES
Rooms	214	203	379	351
Food and beverage	279	265	494	464
Other departmental and support expenses	316	306	566	541
Management fees	56	52	90	84
Other property-level expenses	143	136	267	253
Depreciation and amortization	159	148	311	287
Corporate and other expenses	21	22	43	47

Total operating costs and expenses	1,188	1,132	2,150	2,027

OPERATING PROFIT	180	152	201	149
Interest income	3	5	7	9
Interest expense	(94)	(89)	(180)	(171)
Net gains on property transactions and other	1	2	2	3
Gain (loss) on foreign currency transactions and derivatives	—	1	(1)	2
Equity in earnings of affiliates	5	4	3	2

INCOME (LOSS) BEFORE INCOME TAXES	95	75	32	(6)
Benefit (provision) for income taxes	(12)	(8)	1	13

INCOME FROM CONTINUING OPERATIONS	83	67	33	7
Income (loss) from discontinued operations, net of tax	—	(3)	50	(3)

NET INCOME	83	64	83	4
Less: Net income attributable to non-controlling interests	—	(1)	(2)	(2)

NET INCOME AVAILABLE TO COMMON UNITHOLDERS	$83	$63	$81	$2

Basic earnings (loss) per common unit:
Continuing operations	$.12	$.10	$.04	$.01
Discontinued operations	—	(.01)	.07	(.01)

Basic earnings per common unit	$.12	$.09	$.11	$—

Diluted earnings (loss) per common unit:
Continuing operations	$.12	$.10	$.04	$.01
Discontinued operations	—	(.01)	.07	(.01)

Diluted earnings per common unit	$.12	$.09	$.11	$—

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 15, 2012 and June 17, 2011

(unaudited, in millions)

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
NET INCOME	$83	$64	$83	$4
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(29)	13	(8)	22
Change in fair value of derivative instruments	4	(2)	2	(7)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(25)	11	(6)	15

COMPREHENSIVE INCOME	58	75	77	19
Less: Comprehensive income attributable to non-controlling interests	—	(1)	(2)	(2)

COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, LP	$58	$74	$75	$17

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 15, 2012 and June 17, 2011

(unaudited, in millions)

	Year-to-date ended
	June 15,	June 17,
	2012	2011
OPERATING ACTIVITIES
Net income	$83	$4
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(48)	—
Depreciation	1	6
Depreciation and amortization	311	287
Amortization of deferred financing costs	6	5
Amortization of debt premiums/discounts, net	5	9
Deferred income taxes	(4)	(15)
Net gain on property transactions and other	(2)	(3)
(Gain) loss on foreign currency transactions and derivatives	1	(2)
Non-cash loss on extinguishment of debt	4	1
Equity in earnings of affiliates, net	(3)	(2)
Change in due from managers	(42)	(27)
Changes in other assets	12	12
Changes in other liabilities	(22)	(19)

Cash provided by operations	302	256

INVESTING ACTIVITIES
Proceeds from sales of assets, net	108	—
Acquisitions	(18)	(1,035)
Advances to and investment in affiliates	(20)	(18)
Capital expenditures:
Renewals and replacements	(179)	(119)
Redevelopment and other investments	(162)	(121)
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(2)	1
Property insurance proceeds	4	2

Cash used in investing activities	(269)	(1,290)

FINANCING ACTIVITIES
Financing costs	(7)	(8)
Issuances of debt	450	576
Draws on credit facility	22	153
Repayment on credit facility	—	(50)
Repurchase/redemption of senior notes, including exchangeable debentures	(893)	(250)
Mortgage debt prepayments and scheduled maturities	(113)	(132)
Scheduled principal repayments	(2)	(2)
Common OP unit issuance	222	288
Distributions on common OP units	(79)	(21)
Contributions from non-controlling interests	1	—
Distributions to non-controlling interests	(3)	(4)
Change in restricted cash for financing activities	8	5

Cash provided by (used in) financing activities	(394)	555

DECREASE IN CASH AND CASH EQUIVALENTS	(361)	(479)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	826	1,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$465	$634

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 15, 2012 and June 17, 2011

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	June 15,	June 17,
	2012	2011
Interest paid	$160	$144
Income taxes paid	8	4

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date periods ended June 15, 2012 and June 17, 2011, limited partners converted OP units valued at approximately $8 million and $4 million, respectively, in exchange for approximately 0.5 million and 0.2 million shares, respectively, of Host Inc. common stock.

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to specifically refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” to specifically refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 15, 2012, Host Inc. holds approximately 98.6% of Host L.P.’s OP units.

Consolidated Portfolio

We have 120 hotels in our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, with a total of 64,005 rooms as detailed below:

	Hotels	Rooms
United States	104	59,716
Australia	1	364
Brazil	1	245
Canada	4	1,643
Chile	2	518
Mexico	1	312
New Zealand	7	1,207

Total	120	64,005

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (the “Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Fund I (11 hotels, 3,512 rooms) and a 33.4% interest in Fund II (two hotels, 676 rooms). The Euro JV hotels are located in the following countries:

	Hotels	Rooms
Italy	3	1,053
Spain	2	950
United Kingdom	2	630
Belgium	3	539
France	1	396
Poland	1	350
The Netherlands	1	270

Total	13	4,188

Asian Joint Venture

Our joint venture in Asia (“Asia/Pacific JV”), in which we own a 25% non-controlling interest, owns the 278-room Citigate Perth in Australia. The Asia/Pacific JV also has a non-controlling interest in a joint venture in India that is investing in seven hotels, totaling approximately 1,750 rooms, two of which recently opened in Bangalore and five that are in various stages of development in two major cities in India.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”) in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2011.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 15, 2012 and the results of our operations for the quarterly and year-to-date periods ended June 15, 2012 and June 17, 2011 and cash flows for the year-to-date periods ended June 15, 2012 and June 17, 2011. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

3.	Earnings Per Common Share (Unit)

Host Inc. Earnings Per Common Share

Basic earnings per common share is computed by dividing earnings available to common stockholders by the basic weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings per common share is computed by dividing earnings available to common stockholders as adjusted for potentially dilutive securities, by the basic weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. The calculation of basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Net income	$83	$64	$83	$4
Net income attributable to non-controlling interests	(1)	(2)	(3)	(2)

Earnings available to common stockholders	82	62	80	2
Assuming conversion of exchangeable senior debentures	1	—	—	—

Diluted earnings available to common stockholders	$83	$62	$80	$2

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Basic weighted average shares outstanding	718.1	685.7	712.8	681.5
Assuming weighted average shares for conversion of exchangeable senior debentures	11.6	—	—	—
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market price	.9	1.4	1.0	1.5

Diluted weighted average shares outstanding (a)	730.6	687.1	713.8	683.0

Basic earnings per common share	$.11	$.09	$.11	$—

Diluted earnings per common share	$.11	$.09	$.11	$—

(a)	There were approximately 29 million and 40 million for the quarter and year-to-date periods ended June 15, 2012, respectively, and 50 million for both the quarter and year-to-date periods ended June 17, 2011, potentially dilutive shares for our exchangeable senior debentures, which shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period.

Host L.P. Earnings Per Common Unit

Basic earnings per common unit is computed by dividing earnings available to common unitholders by the basic weighted average number of common OP units outstanding. Diluted earnings per common unit is computed by dividing earnings available to common unitholders as adjusted for potentially dilutive securities, by the basic weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Inc. to support Host Inc. common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. The calculation of basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Net income	$83	$64	$83	$4
Net income attributable to non-controlling interests	—	(1)	(2)	(2)

Earnings available to common unitholders	83	63	81	2
Assuming conversion of exchangeable senior debentures	1	—	—	—

Diluted earnings available to common unitholders	$84	$63	$81	$2

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Basic weighted average units outstanding	713.1	682.0	708.1	677.8
Assuming weighted average units for conversion of exchangeable senior debentures	11.4	—	—	—
Assuming distribution of units to Host Inc. for shares granted under its comprehensive stock plans, less shares assumed purchased at market price	.9	1.3	1.0	1.4

Diluted weighted average units outstanding (a)	725.4	683.3	709.1	679.2

Basic earnings per common unit	$.12	$.09	$.11	$—

Diluted earnings per common unit	$.12	$.09	$.11	$—

(a)	There were approximately 28 million and 39 million for the quarter and year-to-date periods ended June 15, 2012, respectively, and 49 million for both the quarter and year-to-date periods ended June 17, 2011, potentially dilutive units for our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 15, 2012	December 31, 2011
Land and land improvements	$1,876	$1,852
Buildings and leasehold improvements	13,317	13,168
Furniture and equipment	2,150	2,079
Construction in progress	157	196

	17,500	17,295
Less accumulated depreciation and amortization	(6,153)	(5,912)

	$11,347	$11,383

5.	Debt

Mortgage debt. On June 7, 2012, we issued a $100 million mortgage loan secured by the Hyatt Regency Reston. The loan bears interest at 1-month LIBOR plus 310 basis points and matures on July 1, 2016, with an additional one-year extension at our option, subject to meeting debt service and loan-to-value requirements and other conditions.

On April 2, 2012, we prepaid the $113 million principal amount outstanding of the 7.5% mortgage secured by the JW Marriott, Washington, D.C., including an exit fee of $1 million.

Senior notes. On April 16, 2012, the holders of $386 million face amount of 2.625% exchangeable senior debentures due 2027 (the “2007 Debentures”) exercised their option to require us to repurchase their debentures at par. As of June 15, 2012, $2 million of the 2007 Debentures are outstanding.

On April 13, 2012, we redeemed $250 million of our 6 7/8% Series S senior notes due in 2014, and on May 29, 2012, we redeemed the remaining $250 million Series S notes, resulting in a total loss on extinguishment of $12 million, which has been included in interest expense.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Hotels & Resorts, Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests

Balance, December 31, 2011	$6,677	$36	$6,713	$158
Net income	80	2	82	1
Issuance of common stock	235	—	235	—
Dividends declared on common stock	(42)	—	(42)	—
Other changes in ownership	(3)	(2)	(5)	1
Other comprehensive loss	(6)	—	(6)	—

Balance, June 15, 2012	$6,941	$36	$6,977	$160

Capital of Host L.P.

As of June 15, 2012, Host Inc. is the owner of approximately 98.6% of Host L.P.’s common OP units. The remaining 1.4% of the common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties

Balance, December 31, 2011	$6,677	$36	$6,713	$158
Net income	80	2	82	1
Issuance of common OP units	235	—	235	—
Distributions declared on common OP units	(42)	—	(42)	—
Other changes in ownership	(3)	(2)	(5)	1
Other comprehensive loss	(6)	—	(6)	—

Balance, June 15, 2012	$6,941	$36	$6,977	$160

Issuance of Common Stock

On April 24, 2012, we entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc., through which Host Inc. may issue and sell, from time to time, shares having an aggregate offering price of $400 million in “at the market” offerings under SEC rules, including sales made directly on the NYSE. During the second quarter, we issued 3.1 million shares of

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

common stock under this program, at an average price of $15.75 per share, for proceeds of approximately $48 million, net of $0.5 million of commissions. Shares of Host Inc.’s common stock, having an aggregate offering price of approximately $351 million, remain issuable from time to time under the agreements. Any additional shares of common stock issued by Host Inc., whether issued under this program or otherwise, would be available in the future for sale in the public markets. Year-to-date, we have issued 14.2 million shares, at an average price of $15.69 per share, for proceeds of approximately $220 million, net of $2.2 million of commissions. This includes 11.1 million shares issued in the first quarter under our previous sales agency financing agreement.

Dividends/Distributions

On June 18, 2012, Host Inc.’s Board of Directors declared a dividend of $.07 per share on its common stock. The dividend was paid on July 16, 2012 to stockholders of record as of June 29, 2012. Accordingly, Host L.P. made a distribution of $0.07150458 per unit on its common OP units based on the current conversion ratio.

7.	Dispositions

On March 23, 2012, we disposed of the San Francisco Airport Marriott for proceeds of approximately $108 million, plus $5 million for the FF&E replacement fund. We recorded a gain on the disposition of approximately $48 million. Additionally, during the second quarter of 2012, we reclassified the Rocky Hill Marriott as held-for-sale. The following table summarizes revenues, income (loss) before income taxes, and the gain on disposition of the hotel which have been included in discontinued operations for all periods presented (in millions):

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011

Revenues	$2	$14	$15	$26
Income (loss) before income taxes	—	(2)	2	(3)
Gain on dispositions	—	—	48	—

8.	Acquisitions and New Development

On July 16, 2012, we acquired the 888-room Grand Hyatt Washington, D.C. for approximately $400 million. In connection with the acquisition, we paid a $7 million termination fee to settle the seller’s liability for the interest rate swap derivative associated with the previous mortgage on the property, which mortgage was repaid at closing by the seller, and acquired other related assets for $2 million. Additionally, we incurred $6 million of closing costs, which will be expensed in the third quarter and acquired a $6 million FF&E replacement fund. Due to the timing between the date of the acquisition and issuance of this quarterly report, we have not completed the final accounting for the acquisition and, therefore, we have not disclosed pro forma financial information.

On June 8, 2012, we acquired land and entered into a construction agreement to develop two hotels in Rio de Janeiro, Brazil. We expect to spend a total of approximately R$129 million ($72 million) to develop the hotels and have spent approximately R$36 million ($18 million) as of June 15, 2012. Subsequent to quarter end, we spent an additional R$11 million ($5 million). The hotels will be managed by Accor under the ibis and Novotel brands.

In May 2012, we entered into a joint venture agreement with White Lodging Services in which we are a 50% partner to develop the 255-room Hyatt Place in downtown Nashville, Tennessee for a total price of approximately $46 million, including the purchase of the land. The joint venture intends to finance approximately 75% of the project through third-party debt. We expect to spend approximately $5 million

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for our investment in the joint venture. Due to the significant control rights of our partner, we will not consolidate the joint venture.

9.	Fair Value Measurements

Our recurring fair value measurements consist of the valuation of our derivative instruments, the majority of which are designated as accounting hedges. As of June 15, 2012, there were no non-recurring fair value measurements. As of December 31, 2011, non-recurring fair value measurements consisted of the impairment of two of our hotel properties, one of which was sold in 2011.

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

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements (there were none as of the end of the second quarter), at June 15, 2012 and December 31, 2011, respectively (in millions):

		Fair Value at Measurement Date Using
	Balance at June 15, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (a)	$9.7	$—	$9.7	$—
Forward currency sale contracts (a)	13.5	—	13.5	—
Liabilities
Interest rate swap derivatives (a)	$(6.4)	$—	$(6.4)	$—

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Fair Value at Measurement Date Using
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (a)	$10.9	$—	$10.9	$—
Forward currency sale contract (a)	10.8	—	10.8	—
Liabilities
Interest rate swap derivatives (a)	$(4.2)	$—	$(4.2)	$—
Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (b)	5	—	5	—
Impaired hotel properties sold (b)	—	—	6	—

(a)	These derivative contracts have been designated as hedging instruments.
(b)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2011.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss). The hedges were fully effective as of June 15, 2012.

As of June 15, 2012, we had two interest rate swap agreements designated as cash flow hedges. We recorded the change in fair value to other comprehensive income (loss) of $(3.9) million and $(2.4) million for the quarters ended June 15, 2012 and June 17, 2011, respectively, and $(2.2) million and $(3.6) million for the year-to-date periods ended June 15, 2012 and June 17, 2011, respectively.

Interest rate swap derivatives designated as fair value hedges. We have designated our fixed-to-floating interest rate swap derivatives as fair value hedges. We enter into these derivative instruments to hedge changes in the fair value of fixed-rate debt that occur as a result of changes in market interest rates. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The changes in the fair value of the derivatives are offset largely by corresponding changes in the fair value of the underlying debt due to changes in the 3-month LIBOR rate, which change is recorded as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value in the underlying debt, which was not significant for the periods presented, is considered the ineffective portion of the hedging relationship and is recognized in net income.

We have three fixed-to-floating interest rate swap agreements for an aggregate notional amount totaling $300 million related to The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa mortgage loan in the amount of $300 million. During the quarters ended June 15, 2012 and June 17, 2011, the fair value of the swaps decreased $1.0 million and increased $3.7 million, respectively. During the year-to-date periods ended June 15, 2012 and June 17, 2011, the fair value of the swaps decreased $1.2 million and increased $2.1 million, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Currency Forward Sale Contracts. We have six foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investments in foreign operations. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation with changes in fair value recorded to accumulated other comprehensive income (loss). The forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar exchange rate on the date of measurement. We evaluate counter-party credit risk when we calculate the fair value of these derivatives. The following table summarize our foreign currency sale contracts (in millions):

Transaction Date Range	Total Transaction Amount		Total Transaction	Forward	Fair Value at		Change in Fair Value for the year-to-date ended
	in Foreign Currency		Amount in Dollars	Purchase Date Range	June 15, 2012	December 31, 2011	June 15, 2012	June 17, 2011
February 2008- July 2011		€100	$140	October 2012- August 2015	$12.1	$8.8	$3.3	$(5.7)
July 2011	NZ$	30	$25	August 2013	$1.4	$1.9	$(0.5)	$—

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

	June 15, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Mortgage notes receivable (Level 2)	$66	$77	$65	$76
Financial liabilities
Senior notes (Level 1)	3,487	3,672	3,641	3,772
Exchangeable Senior Debentures (Level 1)	525	712	902	1,076
Credit facility (Level 2)	138	138	117	117
Mortgage debt and other, net of capital leases (Level 2)	1,075	1,091	1,091	1,114

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and, with our operating segments, meet the aggregation criteria. Thus, we report one segment: hotel ownership. As of June 15, 2012, our foreign operations consist of 16 hotels in six countries. There were no intercompany sales during the periods presented. The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues				Property and Equipment, net
	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011	June 15, 2012	December 31, 2011

United States	$1,296	$1,210	$2,230	$2,060	$10,840	$10,874
Australia	10	4	16	4	131	136
Brazil	8	9	14	14	38	42
Canada	28	30	52	53	127	126
Chile	11	8	15	12	61	58
Mexico	6	6	10	10	22	23
New Zealand	9	8	14	9	128	124
United Kingdom	—	9	—	14	—	—

Total	$1,368	$1,284	$2,351	$2,176	$11,347	$11,383

11.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest — other consolidated partnerships on the unaudited condensed consolidated balance sheets and totaled $36 million as of June 15, 2012 and December 31, 2011. Three of the partnerships have finite lives ranging from 99 to 100 years that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At June 15, 2012 and December 31, 2011, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $65 million and approximately $67 million, respectively.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income attributable to non-controlling interests of third parties is immaterial for the quarter ended June 15, 2012, $1 million for the quarter ended June 17, 2011, and $2 million for the year-to-date periods ended June 15, 2012 and June 17, 2011, which is included in the determination of net income attributable to Host Inc. and Host L.P.

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

	June 15, 2012	December 31, 2011

OP units outstanding (millions)	10.0	10.5
Market price per Host Inc. common share	$15.58	$14.77
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$160	$158
Historical cost (millions)	$100	$102
Book value (millions) (a)	$160	$158

(a)	The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P. The income attributable to the non-controlling interests of Host L.P. was $1 million for the quarter and year-to-date ended June 15, 2012, as well as the quarter ended June 17, 2011, and immaterial for the year-to-date period ended June 17, 2011.

12.	Legal Proceedings

We are involved in various legal proceedings in the normal course of business regarding the operation of our hotels and company matters. To the extent not covered by insurance, these lawsuits generally fall into the following broad categories: disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, tax disputes and other general matters. Under our management agreements, our operators have broad latitude to resolve individual hotel-level claims for amounts generally less than $150,000. However, for matters exceeding such threshold, our operators may not settle claims without our consent. We currently are involved in a dispute with the Department of Taxation of the State of Hawaii over the application of a statutory sublease deduction to hotel guest room revenues and receipts. We have filed a motion for summary judgment, which currently is set for hearing on September 24, 2012.

Based on our analysis of legal proceedings with which we are currently involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $5 million as of June 15, 2012 and estimate that, in the aggregate, our losses related to these proceedings could be as much as $37 million. We believe this range represents the maximum potential loss for all of our legal proceedings, with the exception of the San Antonio litigation discussed below. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

We also have accrued a loss contingency of approximately $57 million related to the litigation concerning the ground lease for the San Antonio Marriott Rivercenter. In relation to this legal proceeding, we have funded a court-ordered $25 million escrow reserve, which is included in restricted cash. For further detail on this legal proceeding, see Part II, Item 1, Legal Proceedings, of our Quarterly Report on Form 10-Q for the quarter ended March 23, 2012.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10–K for the year ended December 31, 2011 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Outlook

As of July 19, 2012, we owned 121 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Operating Results and Outlook. Comparable hotel RevPAR increased 6.1% for both the quarter and year-to-date, as the slowly improving economy and low supply growth in the lodging industry continue to gradually strengthen lodging fundamentals. The RevPAR increases were driven primarily by improvements in average room rates coupled with continued occupancy growth. For the quarter and year-to-date of 2012, average room rates improved 3.7% and 3.3%, respectively, while occupancy improved 1.7 percentage points to 77.6% and 1.9 percentage points to 73.7%, respectively. If we reported on a calendar quarter basis, comparable hotel RevPAR would have increased 6.8% for the second quarter of 2012 compared to 2011.

Operating margins (calculated based on U.S. generally accepted accounting principles (“GAAP”) operating profit as a percentage of revenues) increased 140 basis points and 170 basis points for the second quarter and year-to-date of 2012, respectively. Operating margins calculated using GAAP measures are affected significantly by several items, including our most recent acquisitions. Our comparable hotel adjusted operating profit margins, which exclude, among other items, operations from our recently acquired hotels, depreciation and corporate expenses, increased 120 basis points and 110 basis points for the quarter and year-to-date of 2012, respectively, reflecting the overall room rate growth, along with improved cost controls at the properties.

Due to the lack of new construction starts in recent years, we believe that supply growth should remain below historical averages in the lodging industry for 2012 and 2013. We believe that operators will continue to benefit from this supply/demand imbalance by increasing average daily rate throughout the year. Therefore, we believe that the positive trends experienced thus far in 2012 should continue and that comparable hotel RevPAR will increase 5.5% to 7.0% for 2012.

While lodging demand continued to improve, several key factors continue to negatively affect the economic recovery and add to general market uncertainty. These factors include, but are not limited to: (i) the uncertain financial environment in Europe, (ii) continued high levels of unemployment and the slowdown of the U.S. economic recovery in the second quarter, and (iii) uncertainty surrounding U.S. fiscal policy. Therefore, while we believe that lodging demand will continue to increase throughout 2012, there can be no assurance that any increases in hotel revenues or earnings at our properties or improvement in margins will continue for any number of reasons, including those listed above.

Investing activities outlook

Property acquisitions and other investments outlook. We believe that the lodging industry will continue to present opportunities to invest in full-service assets at a discount to replacement cost with high growth potential that will achieve returns at an attractive premium to our cost of funds. While the global economic outlook is unclear, the on-going strength of hotel performance, particularly in gateway markets, is continuing to create a favorable environment for both buyers and sellers. Additionally, we anticipate that we will see acquisition opportunities driven by debt maturities in 2012 and 2013 on over-leveraged assets that were financed or refinanced during the prior cycle. As the recovery continues, we believe we will see more competition in the acquisition market, especially from private equity and foreign sovereign wealth funds. Additionally, the important business considerations surrounding hotel acquisitions make the timing of any acquisitions difficult to predict.

On July 16, 2012, we acquired the 888-room Grand Hyatt Washington, D.C. for approximately $400 million. In connection with the acquisition, we paid a $7 million termination fee to settle the seller’s liability for the interest rate swap derivative associated with the previous mortgage on the property, which mortgage was repaid at closing by the seller, and acquired other related assets for $2 million. Additionally, we incurred $6 million of closing costs, which will be expensed in the third quarter and acquired a related $6 million FF&E replacement fund.

Consistent with our strategy to expand our investments to include the acquisition or development of midscale and upscale properties, particularly in urban or foreign markets, we entered into two development projects during the quarter. On June 8, 2012, we acquired land and entered into a construction agreement to develop two hotels, totaling 405 rooms, in Rio de Janeiro, Brazil. We expect to spend a total of approximately R$129 million ($72 million) to develop the hotels and have currently invested approximately R$47 million ($23 million). Construction has commenced and the hotels are expected to open mid-year 2014. The hotels will be managed by Accor under the ibis and Novotel brands. Also, in May 2012, we entered into a 50/50 joint venture agreement with White Lodging Services to develop a 255-room Hyatt Place in Nashville, Tennessee. The total cost of the project is expected to be approximately $46 million, including the purchase of the land. The joint venture intends to finance approximately 75% of the project through third-party debt. We expect to spend approximately $5 million for our investment in the joint venture. Construction has commenced and the hotel is expected to open in December 2013.

Redevelopment and Return on Investment Projects. We believe these projects increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties. As more fully discussed in our annual report on Form 10-K, we classify these capital projects as follows: redevelopment, targeted return on investment (ROI), value enhancement, and acquisition expenditures. During the first half of 2012, we invested a total of $162 million on these projects, including $64 million on acquisition capital expenditures, as compared to a total of $121 million for the corresponding period in 2011. These investments included completing the rooms renovation phase of the redevelopment at the 1,778-room Sheraton New York Hotel & Towers and the conversion of one tower at the Sheraton Indianapolis to apartments. For the full year 2012, we expect that our redevelopment and return on investment capital expenditures will total $165 to $175 million and our acquisition capital expenditures will total $115 to $125 million.

Renewal and Replacement Capital Expenditures. We invested approximately $79 million and $179 million in renewal and replacement expenditures during the second quarter and year-to-date of 2012, respectively. Major renewal and replacement projects completed during the second quarter included 1,100 rooms at the Boston Marriott Copley Place, all 891 rooms at the Westin Seattle and over 30,000 square feet of meeting and public space at the Swissôtel Chicago. We expect that renewal and replacement expenditures for 2012 will total approximately $310 million to $330 million.

Financing activities outlook

We continue to focus on our overall goal to strengthen our balance sheet by lowering our debt-to-equity ratio and extending debt maturities as we strategically raise and deploy capital in order to improve our overall leverage and coverage ratios. As a result of the improving operating environment and the flexibility provided by our credit facility, we anticipate that, over time, we will reduce our overall cash balances. We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditure programs and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

Debt Transactions. On June 7, 2012, we issued a $100 million mortgage loan secured by the Hyatt Regency Reston. The loan bears interest at 1-month LIBOR plus 310 basis points (3.34% at June 15, 2012) and matures on July 1, 2016, with an additional one-year extension at our option subject to debt service and loan-to-value requirements and other conditions. On April 2, 2012, we prepaid the $113 million principal amount outstanding of the 7.5% mortgage secured by the JW Marriott, Washington, D.C., including an exit fee of $1 million.

During the quarter, we redeemed $500 million of our 6 7/8% Series S senior notes due in 2014, resulting in a total loss on extinguishment of $12 million. Additionally, on April 16, 2012, the holders of $386 million face amount of 2.625% exchangeable senior debentures due 2027 (the “2007 Debentures”) exercised their option to require us to repurchase their debentures at par. As of June 15, 2012, $2 million of the 2007 Debentures are still outstanding.

We have also received commitments from a number of banks and expect to raise $500 million through a term loan under an amendment to our existing credit facility. The term loan will have a five-year maturity and, based on our current leverage ratios, will have an interest rate of LIBOR plus a margin of 180 basis points (or approximately a 2.1% all-in interest rate). We intend to use the proceeds to repay $100 million outstanding under the revolver portion of our facility and to repay other debt. For a further description of the term loan, see “Debt – Term Loan.”

Equity Transactions. On April 24, 2012, we entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc., through which Host Inc. may issue and sell, from time to time, shares having an aggregate offering price of $400 million in “at the market” offerings under SEC rules, including sales made directly on the NYSE. During the second quarter, we issued 3.1 million shares of common stock under this program, at an average price of $15.75 per share, for proceeds of approximately $48 million, net of $0.5 million of commissions. Shares of Host Inc.’s common stock, having an aggregate offering price of approximately $351 million, remain issuable from time to time under the agreements. Any additional shares of common stock issued by Host Inc., whether issued under this program or otherwise, would be available in the future for sale in the public markets. Year-to-date, we have issued 14.2 million shares, at an average price of $15.69 per share, for proceeds of approximately $220 million, net of $2.2 million of commissions. This includes 11.1 million shares issued in the first quarter under our previous sales agency financing agreement.

Results of Operations

The following table reflects certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	June 15, 2012	June 17, 2011	% Increase (Decrease)
Revenues:
Owned hotel revenues	$1,303	$1,223	6.5%
Other revenues (a)	65	61	6.6%
Operating costs and expenses:
Property-level costs (b)	1,167	1,110	5.1%
Corporate and other expenses	21	22	(4.5)%
Operating profit	180	152	18.4%
Interest expense	94	89	5.6%
Loss from discontinued operations	—	3	(100)%

All hotel operating statistics (c):
RevPAR	$149.80	$140.28	6.8%
Average room rate	$194.37	$186.20	4.4%
Average occupancy	77.1%	75.3%	1.8 pts.
Comparable hotel operating statistics (d):
RevPAR	$151.47	$142.79	6.1%
Average room rate	$195.32	$188.34	3.7%
Average occupancy	77.6%	75.8%	1.7 pts.

Host Inc.:
Net income attributable to non-controlling interests	$1	$2	(50.0)%
Net income attributable to Host Hotels & Resorts, Inc.	82	62	32.3%

Host L.P.:
Net income attributable to non-controlling interest	$—	$1	(100)%
Net income attributable to Host Hotels & Resorts L.P.	83	63	31.7%

	Year-to-date ended
	June 15, 2012	June 17, 2011	% Increase (Decrease)
Revenues:
Owned hotel revenues	$2,227	$2,059	8.2%
Other revenues (a)	124	117	6.0%
Operating costs and expenses:
Property-level costs (b)	2,107	1,980	6.4%
Corporate and other expenses	43	47	(8.5)%
Operating profit	201	149	34.9%
Interest expense	180	171	5.3%
Income (loss) from discontinued operations	50	(3)	N/M

All hotel operating statistics (c):
RevPAR	$138.67	$129.67	6.9%
Average room rate	$188.77	$182.01	3.7%
Average occupancy	73.5%	71.2%	2.3 pts.
Comparable hotel operating statistics (d):
RevPAR	$139.86	$131.85	6.1%
Average room rate	$189.67	$183.55	3.3%
Average occupancy	73.7%	71.8%	1.9 pts.

Host Inc.:
Net income attributable to non-controlling interests	$3	$2	50%
Net income attributable to Host Hotels & Resorts, Inc.	80	2	N/M

Host L.P.:
Net income attributable to non-controlling interest	$2	$2	—
Net income attributable to Host Hotels & Resorts L.P.	81	2	N/M

(a)	The periods ended June 15, 2012 and June 17, 2011 include the results of the 53 Courtyard by Marriott properties leased from Hospitality Properties Trust (“HPT”), whose operations we consolidated beginning July 7, 2010 as a result of the termination of the sublease with our subtenant. The lease expires December 31, 2012.
(b)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations less corporate expenses and includes costs associated with the properties leased from HPT.
(c)	Operating statistics are for all properties as of June 15, 2012 and June 17, 2011, and include the results of operations for certain hotels prior to their disposition.
(d)	Comparable hotel operating statistics for the year-to-date periods and quarters ended June 15, 2012 and June 17, 2011 are based on 106 comparable hotels as of June 15, 2012.

N/M=Not meaningful.

2012 Compared to 2011

Hotel Sales Overview

The following tables present revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended
	June 15, 2012	June 17, 2011	% Increase
Revenues:
Rooms	$823	$773	6.5%
Food and beverage	400	376	6.4
Other	80	74	8.1

Owned hotel revenues	1,303	1,223	6.5
Other revenues	65	61	6.6

Total revenues	$1,368	$1,284	6.5

	Year-to-date ended
	June 15, 2012	June 17, 2011	% Increase
Revenues:
Rooms	$1,395	$1,288	8.3%
Food and beverage	693	643	7.8
Other	139	128	8.6

Owned hotel revenues	2,227	2,059	8.2
Other revenues	124	117	6.0

Total revenues	$2,351	$2,176	8.0

Total revenues increased $84 million, or 6.5%, to $1,368 million and $175 million, or 8.0%, to $2,351 million for the quarter and year-to-date ended June 15, 2012, respectively. These increases primarily resulted from increased demand, which resulted in growth in room and food and beverage revenue. In addition, our year-to-date 2012 revenues benefited from the results of the ten hotels that we acquired during the first quarter of 2011 (our “Recent Acquisitions”). As these hotels were owned for both the second quarter of 2011 and 2012, our discussion of improvement in operations in the second quarter of 2012 reflects the contribution of the Recent Acquisitions. In our discussion of operating revenues and expenses year-to-date, however, we have separated the effect of the Recent Acquisitions to help investors distinguish between improvements in continuing operations from growth provided by acquisitions. Additionally, revenues and expenses for the two properties sold in 2011 and 2012, as well as one property classified as held-for-sale, have been reclassified to discontinued operations.

Rooms. Room revenues increased $50 million, or 6.5%, to $823 million and $107 million, or 8.3%, to $1,395 million for the quarter and year-to-date ended June 15, 2012, respectively, due to the improved room rates and occupancy levels as comparable RevPAR increased 6.1% for both periods. In addition, room revenues for the year-to-date ended June 15, 2012 increased $38 million due to incremental revenues from our Recent Acquisitions.

Food and beverage. Food and beverage (“F&B”) revenues increased $24 million, or 6.4%, to $400 million and $50 million, or 7.8%, to $693 million for the quarter and year-to-date ended June 15, 2012, respectively, which was driven by continued improvements in banquet and audio visual revenues. In addition, F&B revenues for the year-to-date ended June 15, 2012 includes $15 million of incremental revenues from our Recent Acquisitions.

Other revenues from owned hotels. For the quarter and year-to-date ended June 15, 2012, other revenues from owned hotels increased $6 million, or 8.1%, to $80 million and $11 million, or 8.6%, to $139 million, respectively, which includes a 2.8% and 2.4% increase in comparable hotels for the quarter and year-to-date. Other revenues from owned hotels also increased $3 million, or 4.1%, and $5 million, or 3.9%, for the second quarter and year-to-date ended June 15, 2012, respectively, due to the inclusion of Tiburon Golf Ventures, L.P., following the acquisition of a controlling interest thereof on September 1, 2011.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or large scale capital projects during these periods. As of June 15, 2012, 106 of our 120 owned hotels have been classified as comparable hotels. The 14 non-comparable hotels include the ten acquired in 2011 and four hotels currently undergoing large-scale capital projects. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of June 15, 2012 and June 17, 2011:

Comparable Hotels by Property Type (a)

	As of June 15, 2012		Quarter ended June 15, 2012			Quarter ended June 17, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	53	33,223	$207.71	79.1%	$164.25	$200.57	77.3%	$154.96	6.0%
Suburban	28	10,572	153.11	71.6	109.57	148.15	70.3	104.18	5.2
Resort/Conference	13	8,083	243.07	76.6	186.11	234.26	74.5	174.46	6.7
Airport	12	5,592	126.33	81.1	102.50	120.34	79.5	95.61	7.2

All Types	106	57,470	195.32	77.6	151.47	188.34	75.8	142.79	6.1

	As of June 15, 2012		Year-to-date ended June 15, 2012			Year-to-date ended June 17, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	53	33,223	$199.31	74.2%	$147.82	$193.44	72.0%	$139.31	6.1%
Suburban	28	10,572	151.23	68.9	104.27	147.17	67.3	99.01	5.3
Resort/Conference	13	8,083	243.15	75.5	183.65	233.63	73.9	172.69	6.3
Airport	12	5,592	126.85	77.8	98.65	121.23	76.4	92.64	6.5

All Types	106	57,470	189.67	73.7	139.86	183.55	71.8	131.85	6.1

(a)	The reporting periods for our comparable operating statistics for the quarters ended June 15, 2012 and June 17, 2011 are from March 24, 2012 to June 15, 2012 and March 26, 2011 to June 17, 2011, respectively. The reporting periods for our comparable operating statistics for the year-to-date periods ended June 15, 2012 and June 17, 2011 are from December 31, 2011 to June 15, 2012 and January 1, 2011 to June 17, 2011, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the second quarter and year-to-date ended June 15, 2012, comparable hotel RevPAR increased across all of our hotel property types. Our airport properties led the portfolio for both the quarter and year-to-date as a result of improvement in average room rates of 5.0% and 4.6%, respectively, and an increase in occupancy of 1.6 percentage points and 1.4 percentage points, respectively. This improvement was driven by strong growth at our Tampa, Chicago and Los Angeles airport hotels. Consistent with our airport properties, improvement in RevPAR for both the second quarter and year-to-date for all other property types was driven primarily by strong room rate growth combined with increased occupancy.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of June 15, 2012 and June 17, 2011:

Comparable Hotels by Region (a)

	As of June 15, 2012		Quarter ended June 15, 2012			Quarter ended June 17, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Pacific	25	13,896	$181.60	79.0%	$143.38	$172.07	77.1%	$132.67	8.1%
Mid-Atlantic	11	8,624	253.61	83.0	210.43	243.69	79.9	194.64	8.1
South Central	9	5,695	161.30	73.2	118.08	160.12	70.2	112.47	5.0
Florida	9	5,680	210.89	78.0	164.57	202.98	77.0	156.36	5.3
D.C. Metro	12	5,416	210.65	83.1	175.11	212.78	82.4	175.42	(0.2)
North Central	11	4,782	160.63	75.0	120.40	152.42	74.8	113.99	5.6
New England	7	3,924	193.81	77.5	150.18	180.18	75.9	136.76	9.8
Atlanta	7	3,846	158.79	70.6	112.12	156.58	66.1	103.55	8.3
Mountain	7	2,889	177.10	71.2	126.02	168.95	70.6	119.24	5.7
Canada	4	1,643	168.21	68.6	115.45	171.73	72.3	124.21	(7.1)
Latin America	4	1,075	233.40	75.2	175.60	221.19	73.9	163.54	7.4

All Regions	106	57,470	195.32	77.6	151.47	188.34	75.8	142.79	6.1

	As of June 15, 2012		Year-to-date ended June 15, 2012			Year-to-date ended June 17, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Pacific	25	13,896	$182.55	76.4%	$139.38	$173.98	74.2%	$129.04	8.0%
Mid-Atlantic	11	8,624	235.16	77.3	181.68	228.05	73.1	166.72	9.0
South Central	9	5,695	157.55	74.1	116.71	156.68	71.6	112.17	4.1
Florida	9	5,680	215.21	78.3	168.60	205.04	78.2	160.31	5.2
D.C. Metro	12	5,416	202.54	73.5	148.77	204.84	73.8	151.24	(1.6)
North Central	11	4,782	149.16	68.9	102.76	141.65	66.9	94.80	8.4
New England	7	3,924	178.18	67.4	120.00	168.07	65.4	109.99	9.1
Atlanta	7	3,846	160.08	69.7	111.54	157.66	66.3	104.55	6.7
Mountain	7	2,889	178.19	68.4	121.92	173.66	67.6	117.37	3.9
Canada	4	1,643	167.95	65.9	110.65	168.47	68.0	114.48	(3.3)
Latin America	4	1,075	234.40	71.9	168.58	215.41	70.3	151.52	11.3

All Regions	106	57,470	189.67	73.7	139.86	183.55	71.8	131.85	6.1

(a)	The reporting periods for our comparable operating statistics for the quarters ended June 15, 2012 and June 17, 2011 are from March 24, 2012 to June 15, 2012 and March 26, 2011 to June 17, 2011, respectively. The reporting periods for our comparable operating statistics for the year-to-date periods ended June 15, 2012 and June 17, 2011 are from December 31, 2011 to June 15, 2012 and January 1, 2011 to June 17, 2011, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the second quarter of 2012, the New England region was our top performing region, with strong RevPAR growth driven by a 7.6% increase in average room rates and a 1.6 percentage point increase in occupancy. The improvement was led by our Boston market with a RevPAR growth of 10.0% as strong corporate group and transient business allowed us to shift the mix of business and improve the average room rate by 7.9% for the quarter.

The increase in RevPAR in the Atlanta region during the second quarter of 2012 was primarily driven by a 4.5 percentage point increase in occupancy due to strength in city-wide association and transient demand and a 1.4% increase in average room rates.

Our Mid-Atlantic region experienced high single digit growth with RevPAR increasing 8.1% due to a 4.1% increase in average room rates and a 3.1 percentage point increase in occupancy. RevPAR for the Philadelphia market increased 23.7% primarily as a result of improved occupancy of 13.1 percentage points driven by strong group and transient demand and a 4.2% increase in average room rates. Consistent with our expectations, the completion of the 2011 rooms and meeting space renovations at the Philadelphia Marriott Downtown contributed to the strong results in the market. The improved results for this hotel accounted for approximately 50 basis points and 60 basis points of our overall comparable hotel RevPAR growth for the quarter and year-to-date, respectively. Our New York market experienced a 4.8% improvement in RevPAR as the results were negatively affected by rooms’ renovations at the New York Marriott Marquis, the Sheraton New York, and the W Union Square.

Our Pacific region outperformed the portfolio for the second quarter of 2012. The improvement was primarily driven by our San Diego market, as RevPAR increased 16.2% due to greater transient business, and our Los Angeles market, as RevPAR increased 12.2% due to both strong group and transient business. Our San Francisco hotels had another strong quarter as RevPAR increased 8.2%, primarily due to an average room rate improvement of 7.3% driven by increases for both group and transient business. With the strong group business in our San Francisco market, F&B revenues increased over 11%. Growth in the region was negatively affected by lower RevPAR growth of 3.2% for our Orange County market and a decline in RevPAR of 0.7% for our Seattle hotels.

Our Mountain region improved for the second quarter of 2012, primarily as a result of a 4.8% increase in average room rates. In particular, our Phoenix hotels performed well with a RevPAR increase of 7.1%, with substantially all of the growth due to increased average room rate while our Denver market underperformed the overall portfolio with a RevPAR increase of 3.0%.

Our North Central region improved for the second quarter of 2012, primarily as a result of a 5.4% increase in average room rates. RevPAR for our Chicago hotels increased by 11.1%, driven by an increase in average room rates of 7.3% and an improvement in occupancy of nearly 2.7 percentage points, driven by both city-wide and overall group demand. The increase in group business helped drive a nearly 15% increase in F&B revenues.

Our Florida region improved for the second quarter of 2012, reflecting a 3.9% increase in average room rates and occupancy growth of 1.0 percentage points. This increase primarily resulted from our Tampa market that experienced a 4.7% increase in RevPAR. Our Miami and Fort Lauderdale hotels underperformed the portfolio as RevPAR declined 0.2% due to weaker transient and group demand.

The D.C. Metro market declined slightly for the second quarter of 2012 due to a 1.0% decrease in average room rates that was partially offset by occupancy growth of 0.7 percentage points. Rate pressure in the suburbs and lower levels of city-wide demand led to the under-performance. Our Canadian region performance for the second quarter of 2012 was negatively affected by a 3.7 percentage point decline in occupancy and a 2.0% decrease in average room rates related to currency fluctuations.

Year-to-date, our New England, Mid-Atlantic, North Central and Pacific regions all experienced RevPAR growth in excess of 8%. These regions were led by growth in several of our primary gateway markets, such as Boston, Philadelphia, Chicago and Los Angeles. Year-to-date, the D.C. Metro region was our only domestic region to experience an overall RevPAR decline due to a weaker city-wide calendar, government travel cutbacks, and the lack of legislative activity, which reduced demand.

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

Transient revenue increased 4.7% for the quarter and 5.7% year-to-date compared to 2011. For the quarter, the increase was a result of a 5.3% growth in average rate, partially offset by a 0.5% decrease in demand. The rate improvement was due to overall improvement across all segments in the category. Year-to-date, the improvement in transient revenue reflects a 4.4% increase in average room rate and a 1.2% increase in demand.

Group revenue increased 6.8% and 6.4% for the quarter and year-to-date, respectively. For the quarter, group demand was up 5.2% and average rate increased 1.6%. The improvement in group demand resulted from strong growth in both the association and corporate group segments. Year-to-date, group demand increased 4.9% and average room rates increased 1.5%.

Property-level Operating Expenses

The following tables present property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended
	June 15, 2012	June 17, 2011	% Increase

Rooms	$214	$203	5.4%
Food and beverage	279	265	5.3
Other departmental and support expenses	316	306	3.3
Management fees	56	52	7.7
Other property-level expenses	143	136	5.1
Depreciation and amortization	159	148	7.4

Total property-level operating expenses	$1,167	$1,110	5.1

	Year-to-date ended
	June 15, 2012	June 17, 2011	% Increase

Rooms	$379	$351	8.0%
Food and beverage	494	464	6.5
Other departmental and support expenses	566	541	4.6
Management fees	90	84	7.1
Other property-level expenses	267	253	5.5
Depreciation and amortization	311	287	8.4

Total property-level operating expenses	$2,107	$1,980	6.4

Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 55% of the operating expenses at our hotels (which excludes depreciation). Wages and benefits for our comparable hotels increased 3.4% and 3.9% for the quarter and year-to-date ended June 15, 2012, respectively. Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels. Operating expenses in 2012 also include the operations of our Recent Acquisitions, which increased our total property-level operating expenses by an incremental $55 million for the year-to-date ended June 15, 2012.

Rooms. Room expenses increased $11 million, or 5.4%, to $214 million and $28 million, or 8.0%, to $379 million for the quarter and year-to-date ended June 15, 2012, respectively. The increase in room expenses reflects a moderate increase of 4.3% and 5.1% for the quarter and year-to-date, respectively, at our comparable hotels as growth in wages and travel agent commissions were partially offset by improved productivity. As a result, when coupled with the improved room revenue for the quarter, we experienced strong growth in comparable room operating profit. Room expense for the year-to-date ended June 15, 2012 increased $12 million due to incremental expenses from our Recent Acquisitions.

Food and beverage. F&B expenses increased $14 million, or 5.3%, to $279 million and $30 million, or 6.5%, to $494 million for the quarter and year-to-date ended June 15, 2012 respectively. The increase in F&B costs reflects an increase of $11 million and $21 million for the quarter and year-to-date ended June 15, 2012, respectively, at our comparable hotels, which is in-line with the increase in comparable F&B revenues and also reflects an overall increase in wages and benefits, which partially were offset by improvements in hourly productivity and food-cost percentage in the department. In addition, F&B expenses for the year-to-date ended June 15, 2012 increased $10 million due to incremental expenses from our Recent Acquisitions.

Other departmental and support expenses. Other departmental and support expenses increased $10 million, or 3.3%, to $316 million and $25 million, or 4.6%, to $566 million for the quarter and year-to-date ended June 15, 2012, respectively. These increases primarily were driven by higher sales and marketing expenses, which are variable and dependent upon revenues, such as loyalty rewards expense and national sales allocations. Our year-to-date other departmental and support expenses also increased due to the inclusion of $14 million of incremental costs from our Recent Acquisitions.

Management fees. Management fees, which generally are calculated as a percentage of revenues and operating profit, increased $4 million, or 7.7%, to $56 million and $6 million, or 7.1%, to $90 million for the quarter and year-to-date ended June 15, 2012, respectively, which is consistent with our overall improvements in revenues and operating profit. Our year-to-date management fees include $2 million of incremental costs from our Recent Acquisitions. Base management fees, which generally are calculated as a percentage of total revenues, increased $3 million and $5 million for the quarter and year-to-date ended June 15, 2012, respectively. Incentive management fees, which generally are calculated based on operating profit after a preferred return, increased $1 million for both the quarter and year-to-date ended June 15, 2012.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $7 million, or 5.1%, to $143 million and $14 million, or 5.5%, to $267 million for the quarter and year-to-date ended June 15, 2012, respectively, primarily due to an increase in real estate taxes. The year-to-date ended June 15, 2012 also includes $6 million due to incremental expenses from our Recent Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $11 million, or 7.4%, to $159 million and $24 million, or 8.4%, to $311 million for the quarter and year-to-date ended June 15, 2012, respectively. These increases primarily are due to the inclusion of depreciation expense for recent capital expenditures.

Other Income and Expense

Corporate Expenses. Corporate expenses were $21 million and $22 million for the quarters ended June 15, 2012 and June 17, 2011, respectively, and decreased $4 million, or 8.5%, to $43 million for year-to-date ended June 15, 2012. This decrease primarily was driven by a reduction in restricted stock expense, partially offset by additional costs for legal fees. The expense for stock-based compensation awards is based on Host Inc.’s stock price, stockholder return relative to the S&P 500 Index, the NAREIT Equity Index and to other lodging companies, as well as employee performance.

Interest Expense. Interest expense increased $5 million, or 5.6%, to $94 million and $9 million, or 5.3%, to $180 million for the quarter and year-to-date ended June 15, 2012, respectively. These increases primarily reflect an increase in costs associated with debt extinguishments (including prepayment premiums, the acceleration of deferred financing costs and incremental interest) of $9 million for the quarter and year-to-date periods ended June 15, 2012, respectively. For the quarter, the increase in debt extinguishment costs partially was offset by a decline in interest expense due an overall decline in our outstanding debt balances.

Benefit (provision) for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The increase in the tax provision for the quarter ended June 15, 2012 as compared to the corresponding period in 2011 and decrease in the tax benefit for the year-to-date ended June 15, 2012 as compared to the corresponding period in 2011 is a result of increased profitability of the TRS during these periods.

Income (Loss) from Discontinued Operations. The income from discontinued operations for year-to-date ended June 15, 2012 primarily resulted from the $48 million gain recorded as a result of the sale of the San Francisco Airport Marriott during the first quarter.

Other Comprehensive Income (Loss). Other comprehensive income (loss) decreased $36 million, to $(25) million, and $21 million, to $(6) million for the quarter and year-to-date 2012, respectively. The decline is due to unrealized foreign currency translation losses, which reflect the strengthening of the U.S. Dollar compared to the Euro, Brazilian Real, New Zealand Dollar, Chilean Peso, Australian Dollar and the Mexican Peso. This was slightly offset by unrealized gains due to an increase in the fair value of our derivatives that qualify as hedging instruments.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility, given the inherent volatility in the lodging industry. During 2012, as operations have improved, we continue to focus on strategically decreasing our debt-to-equity ratio through (i) acquisitions and other investments, and (ii) the repayment and refinancing of senior notes and mortgage debt to extend maturity dates and lower interest rates. Consistent with this strategy, during the second quarter of 2012 we issued $100 million of mortgage debt, with a floating rate of interest of 1-month LIBOR plus 310 basis points (3.34% at June 15, 2012). Additionally, subsequent to quarter end, we received commitments from a number of banks and expect to raise $500 million through an unsecured term loan under the credit facility which, based on our current leverage ratio, will have a floating rate of interest of LIBOR plus a margin of 180 basis points (or approximately a 2.1% all-in interest rate). During the quarter, we used the proceeds from the November 2011 and March 2012 senior note issuances totaling $650 million and the issuance of the $100 million Hyatt Regency Reston mortgage loan issued in June, which, when combined, have a weighted average interest rate of 5.3%, along with available cash to repay $113 million of 7.5% mortgage debt, $500 million of 6 7/8% senior notes and to redeem $386 million of our 2007 Debentures. Additionally, we issued a total of $220 million of equity through our “at-the-market” offering programs year-to-date.

We also look to structure our debt profile to allow us to access different forms of financing, primarily senior notes, exchangeable debentures and corporate credit facility draws, as well as mortgage debt. Generally, this means that we will look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities, and maintain a balanced maturity schedule. As of June 15, 2012, 106 of our 120 hotels are unencumbered by mortgage debt and approximately 79% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, none of which are collateralized by specific hotel properties.

Cash Requirements. We use cash primarily for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses, as well as dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis.

Capital Resources. As of June 15, 2012, we had approximately $465 million of cash and cash equivalents and $862 million available under our credit facility. We believe that we have sufficient liquidity and access to the capital markets in order to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities, and fund our capital expenditures program. We depend primarily on external sources of capital to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE through our current “at-the-market” offering program described previously, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Because a portion of our debt matures every year, we will continue to use our available cash or new debt issuances to redeem or refinance senior notes and mortgage debt over time, taking advantage of favorable market conditions, when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense.

In February of 2012, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). As of June 15, 2012, we had $250 million available for repurchases pursuant to this authority. Separately, the Board of Directors authorized redemptions and repurchases of all or a portion of the $175 million principal amount of our 3.25% exchangeable debentures. Any redemption of the 3.25% exchangeable debentures will not reduce the $500 million of Board authority noted above to repurchase other debt securities. We may purchase senior notes and exchangeable debentures for cash or other consideration through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and NAREIT Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the expense of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile, and given movements in prevailing conditions in capital markets and relative pricing we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur contemporaneously.

During the second quarter of 2012, we issued 3.1 million shares of Host Inc. common stock at an average price of $15.75 per share, for net proceeds of approximately $48 million under our 2012 at-the-market program. At June 15, 2012, we have $351 million of remaining capacity under this program.

Sources and Uses of Cash. Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations increased $46 million to $302 million for the year-to-date period ended June 15, 2012 as compared to the corresponding period in 2011, primarily due to improved operating profits at our hotels.

Cash Used in Investing Activities. Approximately $269 million of cash was used in investing activities during the first half of 2012 compared to $1.3 billion during the first half of 2011. For 2012, this includes $341 million used for capital expenditures partially offset by proceeds of $108 million from the disposition of one hotel, while the prior year activity included the acquisition of ten properties. Capital expenditures include $162 million during the first half of 2012 on ROI/redevelopment projects, compared to $121 million in the first half of 2011. Our renewal and replacement capital expenditures were approximately $179 million for the first half of 2012 compared to $119 million for the first half of 2011.

The following table summarizes the significant investments and dispositions that have been completed as of July 19, 2012 (in millions):

Transaction date	Description of transaction	Investment price
Acquisitions/ Investments
July	Acquisition of Grand Hyatt Washington, D.C. (a)	$(409)
June - July	Acquisition of land and construction spending for development in Rio de Janeiro, Brazil	(23)
May	Investment in the Hyatt Place, Nashville joint venture	(2)
March	Investment in the Asia/Pacific joint venture – Citigate Perth acquisition	(16)

	Total acquisitions/investments	$(450)

Dispositions
March	Disposition of San Francisco Airport Marriott (b)	$108

	Total dispositions	$108

(a)	The hotel was purchased for a sales price of $400 million, plus approximately $9 million for the settlement of a derivative liability and for other related assets.
(b)	Hotel was sold at a sale price of $108 million plus $5 million for FF&E replacement fund.

Cash Provided by Financing Activities. Approximately $394 million of cash was used in financing activities for the second quarter of 2012. The following table summarizes the significant debt and equity transactions as of July 19, 2012 (in millions):

Transaction Date	Description of transaction	Transaction Amount
Debt
July	Draw on credit facility	$200
June	Proceeds from the issuance of a mortgage loan secured by the Hyatt Regency Reston	98
May	Repayment of 10% senior notes due May 2012	(7)
April	Redemption of 2007 Debentures	(386)
April - May	Redemption of $500 million face amount of 6 7/8% Series S senior notes	(508)
April	Repayment of 7.5% mortgage loan secured by JW Marriott, Washington, D.C. (a)	(113)
March	Proceeds from the issuance of 5 1/4%, $350 million Series A senior notes	344
February	Draw on credit facility for investment in the Asia/Pacific joint venture	16
February	Draw on credit facility for capital expenditures at a Canadian hotel	6

	Net repayments	$(350)

Equity of Host Inc.
January – June	Issuance of approximately 14.2 million common shares under Host Inc.’s continuous equity offering programs (b)	$220

	Total proceeds	$220

(a)	In connection with the repayment, $3 million of our restricted cash was released and we paid a $1 million repayment premium.
(b)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 13.9 million common OP units.

Debt

As of June 15, 2012, our total debt was $5.2 billion and 106 of our hotels were unencumbered by mortgage debt. Our debt has an overall average interest rate of 6.1% and an average maturity of 4.9 years. Currently, 89% of our debt has a fixed rate of interest.

Mortgage debt. On June 7, 2012, we issued a $100 million mortgage loan secured by the Hyatt Regency Reston. The loan bears interest at 1-month LIBOR plus 310 basis points and matures on July 1, 2016, with an additional one-year extension at our option subject to meeting debt service and loan-to-value requirements and other conditions. Additionally, on April 2, 2012, we prepaid the $113 million principal amount outstanding of the 7.5% mortgage secured by the JW Marriott, Washington, D.C., including an exit fee of $1 million.

Senior notes. During the quarter, we redeemed $500 million of our 6 7/8% Series S senior notes due in 2014, resulting in a total loss on extinguishment of $12 million.

Term Loan. Subsequent to quarter end, we received commitments from a number of banks and expect to raise $500 million through an unsecured term loan under an amendment to our existing credit facility. We expect to use the funds to repay $100 million drawn on the credit facility without a reduction in commitments and to repay other debt. The loan will be entered into with a syndicate of lenders comprising most of the lenders in our credit facility and a few additional lenders. As currently contemplated the term loan will mature in 5 years and, based on our current leverage ratio, will have an interest rate of LIBOR plus a margin of 180 basis points (or approximately 2.1%). The interest rate margin can range from 165 to 265 basis points (depending on Host L.P.’s consolidated leverage ratio) or, under certain circumstances, in the event that Host L.P.’s long-term unsecured debt rating is investment grade, from 115 to 200 basis points. The covenants and events of default were not changed and the term loan will have the same covenants and events of default as does the revolver portion of the credit facility. As part of the amendment, the accordion feature, under which the term loan will be entered into, will be restored to $500 million. This feature allows for additional revolver or term loan capacity, subject to obtaining additional lender commitments and the satisfaction of certain other conditions. We expect the term loan to close by the end of July, subject to customary closing conditions.

Exchangeable Senior Debentures. As of June 15, 2012, we have three issuances of exchangeable senior debentures outstanding: $400 million, 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”), $2 million, 2 5/8% debentures that were issued on March 23, 2007 (the “2007 Debentures”) and $175 million, 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”, collectively, the “Debentures”). The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of our common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2007 and 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of the common shares of Host Inc. Upon exchange, the 2004 Debentures would be exchanged for Host Inc. common stock, the 2007 Debentures would be exchanged for a combination of cash (for the principal balance of the 2007 Debentures) and Host Inc. common stock (for the remainder of the exchange value) and the 2009 Debentures would be exchanged for Host Inc. common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders. On April 16, 2012, pursuant to the terms of the 2007 Debentures, the holders of $386 million face amount of the 2007 Debentures exercised their right to put the 2007 Debentures to us for a purchase price equal to the face amount of the 2007 Debentures.

The following chart details our outstanding Debentures as of June 15, 2012:

	Maturity date	Next put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	71.9264	$13.90	28.8 million
2007 Debentures	4/15/2027	4/15/2017	4/20/2012	2	32.0239	31.23	0.1 million
2004 Debentures	4/15/2024	4/15/2014	4/19/2009	175	66.4091	15.06	11.6 million

Total principal outstanding				$577

We account separately for the liability and equity components of our Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the Debentures, which is the expected life of the debt. However, there is no effect of this accounting on our cash interest payments. The following chart details the initial allocations between the debt and equity components of the Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at June 15, 2012 (in millions):

	Initial face amount	Initial debt value	Initial equity value	Face amount outstanding at 6/15/12	Debt carrying value at 6/15/12	Unamortized discount at 6/15/12
2009 Debentures	$400	$316	$82	$400	$348	$52
2007 Debentures	600	502	89	2	2	—
2004 Debentures	500	413	76	175	175	—

Total	$1,500	$1,231	$247	$577	$525	$52

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Contractual interest expense (cash)	$4	$8	$10	$16
Non-cash interest expense due to discount amortization	4	7	9	15

Total interest expense	$8	$15	$19	$31

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of June 15, 2012:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio (a)	4.5x	Maximum ratio of 7.25x
Fixed charge coverage ratio	2.6x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (a)	3.7x	Minimum ratio of 1.75x

(a)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

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

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of June 15, 2012:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	389%	Minimum ratio of 125%
Total indebtedness to total assets	28%	Maximum ratio of 65%
Secured indebtedness to total assets	5%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	3.5x	Minimum ratio of 2.0x

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2011.

European Joint Venture

We own an interest in a joint venture in Europe (the “Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Fund I (11 hotels, 3,512 rooms) and a 33.4% interest in Fund II (two hotels, 676 rooms). The Euro JV currently has €777 million in mortgage debt. The operating performance of the portfolio of six properties that secures €340 million of mortgage loans due in 2013 is below levels required by certain debt covenants, which have triggered covenant defaults and cash sweeps under the loans. These loans are cross-collateralized, meaning that a default under one loan could trigger a default on the loans for the other five properties. We have entered into discussions with the lenders regarding the potential refinancing of this debt. Due to the current difficult economic climate in Europe, the refinancing options for this debt may be limited and we expect that lenders may require more stringent financial covenants, higher rates of interest, and lower loan-to-value ratios on future loans. These requirements, upon a refinancing or a debt extension transaction, likely will require a partial principal reduction via an equity contribution from the partners of the Euro JV. A covenant default also has been triggered under a mortgage loan secured by three properties totaling €70.5 million that is due in 2014. If operations do not improve, discussions with lenders are unsuccessful, and the Euro JV does not or is unable to cure these defaults, the lenders may, among other remedies, accelerate the loans. All of these mortgage loans are non-recourse to Host and our partners and a default under these loans does not trigger a default under any of Host’s debt.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of June 15, 2012, Host Inc. is the owner of approximately 98.6% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc.

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

On June 18, 2012, the Board of Directors of Host Inc. declared a dividend of $.07 per share on our common stock, an increase of $.01 per share from the previous quarter. The dividend was paid on July 16, 2012 to stockholders of record as of June 29, 2012. Accordingly, Host L.P. made a distribution of $.07150458 per unit on its common OP units.

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

We do not include an acquired hotel in our comparable hotel set until the operating results for that hotel have been included in our consolidated results for one full calendar year. For example, we acquired the Westin Chicago River North in August of 2010. The hotel was not included in our comparable hotel set until January 1, 2012.

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

Of the 120 hotels that we owned on June 15, 2012, 106 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 15, 2012 are excluded from comparable hotel results for these periods:

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

We anticipate that for full year 2012 we will have 104 comparable hotels as, in addition to those listed above, we will also exclude from comparable hotel results (i) the results of the Hartford Marriott Rocky Hill, which was classified as held for sale at June 15, 2012, following its expected disposition and (ii) the results of the Orlando World Center Marriott Resort & Convention Center, as it is expected to experience significant business interruption beginning in the third quarter due to a large-scale capital project, which includes façade restoration, the shutdown of the main pool and a complete restoration and enhancement, including new water slides and activity areas, and new pool dining facilities and the renovation of one tower of guestrooms, meeting space and restaurants.

The operating results of (i) two hotels disposed of in 2012 and 2011, (ii) the Le Méridien Piccadilly, which was transferred to the European joint venture in 2011, and (iii) the 53 Courtyard by Marriott properties leased from HPT are not included in comparable hotel results for the periods presented herein.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows: (i) Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA") and Adjusted EBITDA, as a measure of performance for Host Inc. and Host L.P., (ii) FFO and FFO per diluted share (both NAREIT and Adjusted), as a measure of performance for Host Inc., and (iii) comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

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

Adjusted EBITDA

Historically, management has adjusted EBITDA when evaluating the performance of Host Inc. and Host L.P. because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance and that the presentation of Adjusted EBITDA, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s complete understanding of our operating performance. Adjusted EBITDA also is a relevant measure in calculating certain credit ratios. We adjust EBITDA for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDA:

•

Real Estate Transactions – We exclude the effect of gains and losses, including the amortization of deferred gains, recorded on the disposition or acquisition of depreciable assets and property insurance gains in our consolidated statement of operations because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our assets. In addition, material gains or losses from the depreciated value of the disposed assets could be less important to investors given that the depreciated asset value often does not reflect its market value (as noted below for FFO).

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

The following table provides a reconciliation of net income to EBITDA and Adjusted EBITDA (in millions):

Reconciliation of Net Income to EBITDA, Adjusted EBITDA

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Net income	$83	$64	$83	$4
Interest expense	94	89	180	171
Depreciation and amortization	159	148	311	287
Income taxes	12	8	(1)	(13)
Discontinued operations (a)	—	1	1	4

EBITDA	348	310	574	453
Gain on dispositions (b)	—	—	(48)	—
Acquisition costs	—	1	—	4
Non-cash impairment charges	—	3	—	3
Amortization of deferred gains	(1)	(2)	(2)	(3)
Equity investment adjustments:
Equity in earnings of affiliates	(5)	(4)	(3)	(2)
Pro rata Adjusted EBITDA of equity investments	10	9	12	11
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non- controlling partners in other consolidated partnerships	(4)	(4)	(10)	(9)

Adjusted EBITDA	$348	$313	$523	$457

(a)	Reflects the interest expense, depreciation and amortization and income taxes included in discontinued operations.
(b)	Reflects the gain recorded on the sale of the San Francisco Airport Marriott in the first quarter 2012.

NAREIT FFO, NAREIT FFO per Diluted Share and Adjusted FFO per Diluted Share. We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period, in accordance with NAREIT guidelines. NAREIT defines FFO as net income (calculated in accordance with GAAP), excluding gains and losses from sales of depreciable real estate assets, the cumulative effect of changes in accounting principles, real estate-related depreciation, amortization and impairments and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect our pro rata FFO of those entities on the same basis.

We believe that NAREIT FFO per diluted share is a useful supplemental measure of our operating performance and that the presentation of NAREIT FFO per diluted share, when combined with the primary GAAP presentation of earnings per share, provides beneficial information to investors. By excluding the effect of real estate depreciation, amortization, impairments and gains and losses from sales of depreciable real estate, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that such measures can facilitate comparisons of operating performance between periods and with other

REITs, even though NAREIT FFO per diluted share does not represent an amount that accrues directly to holders of our common stock. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. As noted by NAREIT in its April 2002 “White Paper on Funds From Operations,” since real estate values have historically risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient by themselves. For these reasons, NAREIT adopted the FFO metric in order to promote an industry-wide measure of REIT operating performance.

We also present Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance, in our annual budget process and for our compensation programs. We believe that the presentation of Adjusted FFO per diluted share, when combined with both the primary GAAP presentation of earnings per share and FFO per diluted share as defined by NAREIT, provides useful supplemental information that is beneficial to an investor’s complete understanding of our operating performance. We adjust NAREIT FFO per diluted share for the following items, which may occur in any period, and refer to this measure as Adjusted FFO per diluted share:

•

Gains and Losses on the Extinguishment of Debt –We exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs, from the original issuance of the debt being redeemed or retired. We also exclude the gains on debt repurchases and the original issuance costs associated with the retirement of preferred stock. We believe that these items are not reflective of our ongoing finance costs.

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

The following table provides a reconciliation of the net income available to common stockholders to NAREIT and Adjusted FFO per diluted share for Host Inc. (in millions, except per share amounts):

Host Inc. Reconciliation of Net Income Available to

Common Stockholders to NAREIT and Adjusted Funds From Operations per Diluted Share

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Net income	$83	$64	$83	$4
Less: Net income attributable to non-controlling interests	(1)	(2)	(3)	(2)

Net income available to common stockholders	82	62	80	2
Adjustments:
Gain on dispositions, net of taxes	—	—	(48)	—
Amortization of deferred gains and other property transactions, net of taxes	(1)	(2)	(2)	(3)
Depreciation and amortization	158	149	311	290
Non-cash impairment charges	—	3	—	3
Partnership adjustments	4	4	5	3
FFO of non-controlling interests of Host LP	(4)	(3)	(5)	(5)

NAREIT Funds From Operations	239	213	341	290
Adjustments to NAREIT FFO:
Loss on debt extinguishments (a)	14	5	14	5
Acquisition costs	1	1	1	4

Adjusted FFO	$254	$219	$356	$299

Adjustments for dilutive securities (b):
Assuming conversion of Exchangeable Senior Debentures	$7	$8	$14	$16

Diluted NAREIT FFO	$246	$221	$355	$306

Diluted Adjusted FFO	$261	$227	$370	$315

Diluted weighted average shares outstanding-EPS	730.6	687.1	713.8	683.0
Assuming conversion of Exchangeable Senior Debentures	28.8	49.7	40.3	49.6

Diluted weighted average shares outstanding – NAREIT FFO and Adjusted FFO	759.4	736.8	754.1	732.6

NAREIT FFO per diluted share (b)	$.32	$.30	$.47	$.42

Adjusted FFO per diluted share (b)	$.34	$.31	$.49	$.43

(a)	Represents costs primarily associated with the redemption of the Series S senior notes in 2012 and the redemption of the Series K senior notes in 2011.
(b)	Earnings/loss per diluted share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted primarily under comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for securities if they are anti-dilutive.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics) (a)

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Number of hotels	106	106	106	106
Number of rooms	57,470	57,470	57,470	57,470
Percent change in comparable hotel RevPAR	6.1%	—	6.1%	—
Operating profit margin under GAAP (b)	13.2%	11.8%	8.5%	6.8%
Comparable hotel adjusted operating profit margin (b)	27.3%	26.1%	24.5%	23.4%
Comparable hotel revenues
Room	$760	$715	$1,298	$1,220
Food and beverage	379	359	662	625
Other	73	71	127	124

Comparable hotel revenues (c)	1,212	1,145	2,087	1,969

Comparable hotel expenses
Room	195	187	348	331
Food and beverage	263	252	470	449
Other	40	40	71	70
Management fees, ground rent and other costs	383	367	686	658

Comparable hotel expenses (d)	881	846	1,575	1,508

Comparable hotel adjusted operating profit	331	299	512	461
Non-comparable hotel results, net (e)	27	24	46	29
Income (loss) from hotels leased from HPT	2	(1)	(3)	(7)
Depreciation and amortization	(159)	(148)	(311)	(287)
Corporate and other expenses	(21)	(22)	(43)	(47)

Operating profit	$180	$152	$201	$149

(a)	The reporting periods for our comparable operating statistics for the quarters ended June 15, 2012 and June 17, 2011 are from March 24, 2012 to June 15, 2012 and March 26, 2011 to June 17, 2011, respectively. The reporting periods for our comparable operating statistics for the year-to-date periods ended June 15, 2012 and June 17, 2011 are from December 31, 2011 to June 15, 2012 and January 1, 2011 to June 17, 2011, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10–K.
(b)	Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented in the condensed consolidated statements of operations. Comparable margins are calculated using amounts presented in the above table.
(c)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Revenues per the consolidated statements of operations	$1,368	$1,284	$2,351	$2,176
Non-comparable hotel revenues	(114)	(102)	(190)	(140)
Hotel sales for comparable hotels classified as held-for-sale	2	2	4	4
Hotel revenues for which we record rental income, net	12	13	26	26
Revenues for hotels leased from HPT	(56)	(52)	(104)	(97)

Comparable hotel revenues	$1,212	$1,145	$2,087	$1,969

(d)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended		Year-to-date ended
	June 15, 2012	June 17, 2011	June 15, 2012	June 17, 2011
Operating costs and expenses per the consolidated statements of operations	$1,188	$1,132	$2,150	$2,027
Non-comparable hotel expenses	(87)	(78)	(144)	(111)
Hotel expenses for comparable hotels classified as held-for-sale	2	2	4	4
Hotel expenses for which we record rental income	12	13	26	26
Expense for hotels leased from HPT	(54)	(53)	(107)	(104)
Depreciation and amortization	(159)	(148)	(311)	(287)
Corporate and other expenses	(21)	(22)	(43)	(47)

Comparable hotel expenses	$881	$846	$1,575	$1,508

(e)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our condensed consolidated statements of operations as continuing operations, (ii) gains on insurance settlements, (iii) the results of our office buildings, and (iv) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the condensed consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of June 15, 2012 and December 31, 2011, 89% and 90%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentage above reflects the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate swaps or caps were entered into during the first or second quarter of 2012. See Item 7A of our most recent Annual Report on Form 10–K and Note 9 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile, New Zealand and our investments in the European and Asia/Pacific joint ventures), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No contracts were entered into during the first or second quarter of 2012. The following table summarizes our foreign currency sale contracts (in millions):

	Total Transaction Amount		Total Transaction	Forward	Fair Value at		Change in Fair Value for the year-to-date ended
Transaction Date Range	in Foreign Currency		Amount in Dollars	Purchase Date Range	June 15, 2012	December 31, 2011	June 15, 2012	June 17, 2011
February 2008- July 2011		€100	$140	October 2012- August 2015	$12.1	$8.8	$3.3	$(5.7)
July 2011	NZ$	30	$25	August 2013	$1.4	$1.9	$(0.5)	$—

The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. See Item 7A of our most recent Annual Report on Form 10-K and Note 9 – “Fair Value Measurements” in this quarterly report.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

None.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
March 24, 2012- April 23, 2012	216,879	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	$—
April 24, 2012- May 23, 2012	29,019	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
May 24, 2012- June 15, 2012	37,253	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

Total	283,151	*		—	$—

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

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

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the quarter and year-to-date periods ended June 15, 2012 and June 17, 2011, respectively, for Host Hotels & Resorts Inc.; (ii) the Condensed Consolidated Balance Sheets at June 15, 2012, and December 31, 2011, respectively, for Host Hotels & Resorts Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and year-to-date periods ended June 15, 2012 and June 17, 2011, respectively for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the year-to-date periods ended June 15, 2012 and June 17, 2011, respectively, for Host Hotels & Resorts Inc.; (v) the Condensed Consolidated Statements of Operations for the quarter and year-to-date periods ended June 15, 2012 and June 17, 2011, respectively, for Host Hotels & Resorts L.P.; (vi) the Condensed Consolidated Balance Sheets at June 15, 2012 and December 31, 2011, respectively, for Host Hotels & Resorts L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and year-to-date periods ended June 15, 2012 and June 17, 2011, respectively for Host Hotels & Resorts L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the year-to-date periods ended June 15, 2012 and June 17, 2011, respectively, for Host Hotels & Resorts L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

July 23, 2012	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC.

July 23, 2012	/s/ Brian G. Macnamara
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)