Form 10-Q
period 2012-09-07
HOST HOTELS & RESORTS L.P.; HOST HOTELS & RESORTS, INC.
filed 2012-10-15
CIK 1061937, 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 7, 2012

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

As of October 12, 2012 there were 724,750,275 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

Host Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 98.6% of the partnership interests (“OP units”). The remaining OP units are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control. Management operates Host Inc. and Host L.P. as one enterprise. The management of Host Inc. consists of the same persons who direct the management of Host L.P. As general partner with control of Host L.P., Host Inc. consolidates Host L.P. for financial reporting purposes, and Host Inc. does not have significant assets other than its investment in Host L.P. Therefore, the assets and liabilities of Host Inc. and Host L.P. are substantially the same on their respective condensed consolidated financial statements and the disclosures of Host Inc. and Host L.P. also are substantially similar. For these reasons, we believe that the combination into a single report of the quarterly reports on Form 10-Q of Host Inc. and Host L.P. results in benefits to management and investors.

The substantive difference between Host Inc.’s and Host L.P.’s filings is the fact that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the condensed consolidated financial statements, this difference primarily is reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital for Host L.P.). Apart from the different equity treatment, the condensed consolidated financial statements of Host Inc. and Host L.P. nearly are identical.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 7, 2012 and December 31, 2011

(in millions, except share and per share amounts)

	September 7, 2012	December 31, 2011
	(unaudited)
ASSETS
Property and equipment, net	$11,731	$11,383
Due from managers	98	37
Advances to and investments in affiliates	227	197
Deferred financing costs, net	57	55
Furniture, fixtures and equipment replacement fund	184	166
Other	456	368
Restricted cash	35	36
Cash and cash equivalents	254	826

Total assets	$13,042	$13,068

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY

Debt
Senior notes, including $528 million and $902 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,666	$4,543
Credit facility, including the $500 million term loan	749	117
Mortgage debt	994	1,006
Other	86	87

Total debt	5,495	5,753
Accounts payable and accrued expenses	105	175
Other	341	269

Total liabilities	5,941	6,197

Non-controlling interests - Host Hotels & Resorts, L.P.	167	158

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 723.0 million and 705.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,008	7,750
Accumulated other comprehensive income (loss)	9	(1)
Deficit	(1,126)	(1,079)

Total equity of Host Hotels & Resorts, Inc. stockholders	6,898	6,677
Non-controlling interests - other consolidated partnerships	36	36

Total equity	6,934	6,713

Total liabilities, non-controlling interests and equity	$13,042	$13,068

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 7, 2012 and September 9, 2011

(unaudited, in millions, except per share amounts)

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
REVENUES
Rooms	$776	$724	$2,171	$2,012
Food and beverage	295	283	989	925
Other	68	67	206	195

Owned hotel revenues	1,139	1,074	3,366	3,132
Other revenues	65	57	189	174

Total revenues	1,204	1,131	3,555	3,306

EXPENSES
Rooms	216	204	594	555
Food and beverage	244	234	738	698
Other departmental and support expenses	305	301	871	841
Management fees	45	41	135	125
Other property-level expenses	138	138	405	391
Depreciation and amortization	160	147	472	435
Corporate and other expenses	31	12	74	58

Total operating costs and expenses	1,139	1,077	3,289	3,103

OPERATING PROFIT	65	54	266	203
Interest income	4	5	11	15
Interest expense	(93)	(87)	(272)	(259)
Net gains on property transactions and other	1	3	3	6
Loss on foreign currency transactions and derivatives	(1)	(2)	(2)	—
Equity in earnings (losses) of affiliates	(1)	(5)	2	(3)

INCOME (LOSS) BEFORE INCOME TAXES	(25)	(32)	8	(38)
Benefit (provision) for income taxes	(11)	(3)	(10)	9

LOSS FROM CONTINUING OPERATIONS	(36)	(35)	(2)	(29)
Income (loss) from discontinued operations, net of tax	—	—	50	(3)

NET INCOME (LOSS)	(36)	(35)	48	(32)
Less: Net (income) loss attributable to non-controlling interests	2	2	(2)	—

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(34)	$(33)	$46	$(32)

Basic earnings (loss) per common share:
Continuing operations	$(.05)	$(.05)	$(.01)	$(.04)
Discontinued operations	—	—	.07	(.01)

Basic earnings (loss) per common share	$(.05)	$(.05)	$.06	$(.05)

Diluted earnings (loss) per common share:
Continuing operations	$(.05)	$(.05)	$(.01)	$(.04)
Discontinued operations	—	—	.07	(.01)

Diluted earnings (loss) per common share	$(.05)	$(.05)	$.06	$(.05)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 7, 2012 and September 9, 2011

(unaudited, in millions)

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
NET INCOME (LOSS)	$(36)	$(35)	$48	$(32)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	18	(13)	10	9
Change in fair value of derivative instruments	(2)	4	—	(3)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	16	(9)	10	6

COMPREHENSIVE INCOME (LOSS)	(20)	(44)	58	(26)
Less: Comprehensive (income) loss attributable to non-controlling interests	2	2	(2)	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(18)	$(42)	$56	$(26)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 7, 2012 and September 9, 2011

(unaudited, in millions)

	Year-to-date ended
	September 7, 2012	September 9, 2011
OPERATING ACTIVITIES
Net income (loss)	$48	$(32)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(48)	—
Depreciation	1	7
Depreciation and amortization	472	435
Amortization of deferred financing costs	8	8
Amortization of debt premiums/discounts, net	6	13
Deferred income taxes	4	(13)
Net gain on property transactions and other	(3)	(6)
Loss on foreign currency transactions and derivatives	2	—
Non-cash loss on extinguishment of debt	8	4
Equity in (earnings) losses of affiliates, net	(2)	3
Change in due from managers	(61)	3
Changes in other assets	(2)	(38)
Changes in other liabilities	(8)	—

Cash provided by operating activities	425	384

INVESTING ACTIVITIES
Proceeds from sales of assets, net	113	6
Proceeds from transfer of the Le Méridien Piccadilly to the Euro JV Fund II	—	40
Acquisitions	(441)	(1,047)
Advances to and investment in affiliates	(31)	(18)
Capital expenditures:
Renewals and replacements	(245)	(182)
Redevelopment and acquisition-related investments	(211)	(153)
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(11)	5
Property insurance proceeds	4	7

Cash used in investing activities	(822)	(1,342)

FINANCING ACTIVITIES
Financing costs	(17)	(9)
Issuances of debt	900	576
Draws on credit facility revolver	135	153
Term loan issuance	500	—
Repayment on credit facility	(8)	(90)
Repurchase/redemption of senior notes, including exchangeable debentures	(1,693)	(370)
Mortgage debt prepayments and scheduled maturities	(113)	(132)
Scheduled principal repayments	(2)	(4)
Common stock issuance	255	289
Dividends on common stock	(129)	(42)
Contributions from non-controlling interests	1	—
Distributions to non-controlling interests	(5)	(4)
Change in restricted cash for financing activities	1	2

Cash provided by (used in) financing activities	(175)	369

DECREASE IN CASH AND CASH EQUIVALENTS	(572)	(589)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	826	1,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$254	$524

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 7, 2012 and September 9, 2011

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	September 7, 2012	September 9, 2011
Interest paid	$233	$199
Income taxes paid	9	5

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date ended September 7, 2012 and September 9, 2011, Host Inc. issued approximately 0.5 million shares and 0.2 million shares, respectively, upon the conversion of OP units of Host L.P. held by non-controlling partners valued at approximately $8 million and $4 million, respectively.

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

On April 29, 2011, we acquired a 75% controlling interest in the 364-room Hilton Melbourne South Wharf. In connection with the acquisition, we assumed A$80 million ($86 million) of mortgage debt and recorded the mortgage debt at its fair value at the acquisition date, which reflected a premium of $0.5 million.

On March 17, 2011, we acquired the 1,625-room Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host L.P. issued approximately 0.3 million common OP units valued at $18.741 per unit, or approximately $6 million.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 7, 2012 and December 31, 2011

(in millions)

	September 7, 2012	December 31, 2011
	(unaudited)
ASSETS
Property and equipment, net	$11,731	$11,383
Due from managers	98	37
Advances to and investments in affiliates	227	197
Deferred financing costs, net	57	55
Furniture, fixtures and equipment replacement fund	184	166
Other	456	368
Restricted cash	35	36
Cash and cash equivalents	254	826

Total assets	$13,042	$13,068

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL

Debt
Senior notes, including $528 million and $902 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,666	$4,543
Credit facility, including the $500 million term loan	749	117
Mortgage debt	994	1,006
Other	86	87

Total debt	5,495	5,753
Accounts payable and accrued expenses	105	175
Other	341	269

Total liabilities	5,941	6,197

Limited partnership interests of third parties	167	158

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,888	6,677
Accumulated other comprehensive income (loss)	9	(1)

Total Host Hotels & Resorts, L.P. capital	6,898	6,677
Non-controlling interests - consolidated partnerships	36	36

Total capital	6,934	6,713

Total liabilities, limited partnership interest of third parties and capital	$13,042	$13,068

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 7, 2012 and September 9, 2011

(unaudited, in millions, except per unit amounts)

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
REVENUES
Rooms	$776	$724	$2,171	$2,012
Food and beverage	295	283	989	925
Other	68	67	206	195

Owned hotel revenues	1,139	1,074	3,366	3,132
Other revenues	65	57	189	174

Total revenues	1,204	1,131	3,555	3,306

EXPENSES
Rooms	216	204	594	555
Food and beverage	244	234	738	698
Other departmental and support expenses	305	301	871	841
Management fees	45	41	135	125
Other property-level expenses	138	138	405	391
Depreciation and amortization	160	147	472	435
Corporate and other expenses	31	12	74	58

Total operating costs and expenses	1,139	1,077	3,289	3,103

OPERATING PROFIT	65	54	266	203
Interest income	4	5	11	15
Interest expense	(93)	(87)	(272)	(259)
Net gains on property transactions and other	1	3	3	6
Loss on foreign currency transactions and derivatives	(1)	(2)	(2)	—
Equity in earnings (losses) of affiliates	(1)	(5)	2	(3)

INCOME (LOSS) BEFORE INCOME TAXES	(25)	(32)	8	(38)
Benefit (provision) for income taxes	(11)	(3)	(10)	9

LOSS FROM CONTINUING OPERATIONS	(36)	(35)	(2)	(29)
Income (loss) from discontinued operations, net of tax	—	—	50	(3)

NET INCOME (LOSS)	(36)	(35)	48	(32)
Less: Net (income) loss attributable to non-controlling interests	1	1	(1)	—

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(35)	$(34)	$47	$(32)

Basic earnings (loss) per common unit:
Continuing operations	$(.05)	$(.05)	$—	$(.04)
Discontinued operations	—	—	.07	(.01)

Basic earnings (loss) per common unit	$(.05)	$(.05)	$.07	$(.05)

Diluted earnings (loss) per common unit:
Continuing operations	$(.05)	$(.05)	$—	$(.04)
Discontinued operations	—	—	.07	(.01)

Diluted earnings (loss) per common unit	$(.05)	$(.05)	$.07	$(.05)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 7, 2012 and September 9, 2011

(unaudited, in millions)

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
NET INCOME (LOSS)	$(36)	$(35)	$48	$(32)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	18	(13)	10	9
Change in fair value of derivative instruments	(2)	4	—	(3)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	16	(9)	10	6

COMPREHENSIVE INCOME (LOSS)	(20)	(44)	58	(26)
Less: Comprehensive (income) loss attributable to non- controlling interests	1	1	(1)	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(19)	$(43)	$57	$(26)

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 7, 2012 and September 9, 2011

(unaudited, in millions)

	Year-to-date ended
	September 7, 2012	September 9, 2011
OPERATING ACTIVITIES
Net income (loss)	$48	$(32)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(48)	—
Depreciation	1	7
Depreciation and amortization	472	435
Amortization of deferred financing costs	8	8
Amortization of debt premiums/discounts, net	6	13
Deferred income taxes	4	(13)
Net gain on property transactions and other	(3)	(6)
Loss on foreign currency transactions and derivatives	2	—
Non-cash loss on extinguishment of debt	8	4
Equity in (earnings) losses of affiliates, net	(2)	3
Change in due from managers	(61)	3
Changes in other assets	(2)	(38)
Changes in other liabilities	(8)	—

Cash provided by operations	425	384

INVESTING ACTIVITIES
Proceeds from sales of assets, net	113	6
Proceeds from transfer of the Le Méridien Piccadilly to the Euro JV Fund II	—	40
Acquisitions	(441)	(1,047)
Advances to and investment in affiliates	(31)	(18)
Capital expenditures:
Renewals and replacements	(245)	(182)
Redevelopment and acquisition-related investments	(211)	(153)
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(11)	5
Property insurance proceeds	4	7

Cash used in investing activities	(822)	(1,342)

FINANCING ACTIVITIES
Financing costs	(17)	(9)
Issuances of debt	900	576
Draws on credit facility revolver	135	153
Term loan issuance	500	—
Repayment on credit facility	(8)	(90)
Repurchase/redemption of senior notes, including exchangeable debentures	(1,693)	(370)
Mortgage debt prepayments and scheduled maturities	(113)	(132)
Scheduled principal repayments	(2)	(4)
Common OP unit issuance	255	289
Distributions on common OP units	(131)	(42)
Contributions from non-controlling interests	1	—
Distributions to non-controlling interests	(3)	(4)
Change in restricted cash for financing activities	1	2

Cash provided by (used in) financing activities	(175)	369

DECREASE IN CASH AND CASH EQUIVALENTS	(572)	(589)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	826	1,113

CASH AND CASH EQUIVALENTS, END OF PERIOD	$254	$524

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 7, 2012 and September 9, 2011

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Year-to-date ended
	September 7, 2012	September 9, 2011
Interest paid	$233	$199
Income taxes paid	9	5

Supplemental disclosure of noncash investing and financing activities:

For the year-to-date ended September 7, 2012 and September 9, 2011, limited partners converted OP units valued at approximately $8 million and $4 million, respectively, in exchange for approximately 0.5 million and 0.2 million shares, respectively, of Host Inc. common stock.

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

On April 29, 2011, we acquired a 75% controlling interest in the 364-room Hilton Melbourne South Wharf. In connection with the acquisition, we assumed A$80 million ($86 million) of mortgage debt and recorded the mortgage debt at its fair value at the acquisition date, which reflected a premium of $0.5 million.

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to specifically refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” to specifically refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 7, 2012, Host Inc. holds approximately 98.6% of Host L.P.’s OP units.

Consolidated Portfolio

We have 120 hotels in our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, with a total of 64,648 rooms as detailed below:

	Hotels	Rooms
United States	104	60,359
Australia	1	364
Brazil	1	245
Canada	4	1,643
Chile	2	518
Mexico	1	312
New Zealand	7	1,207

Total	120	64,648

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (11 hotels, 3,512 rooms) and a 33.4% interest in the second fund (“Euro JV Fund II”) (three hotels, 868 rooms). The Euro JV hotels are located in the following countries:

	Hotels	Rooms
Belgium	3	539
France	1	396
Germany	1	192
Italy	3	1,053
Poland	1	350
Spain	2	950
The Netherlands	1	270
United Kingdom	2	630

Total	14	4,380

Asian Joint Venture

Our joint venture in Asia (“Asia/Pacific JV”), in which we own a 25% non-controlling interest, owns the 278-room Four Points by Sheraton Perth in Australia. The Asia/Pacific JV also has a non-controlling interest in a joint venture in India that is investing in seven hotels, totaling approximately 1,750 rooms, two of which opened in early 2012 in Bangalore, and five that are in various stages of development in two major cities in India.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 7, 2012 and the results of our operations for the quarter and year-to-date ended September 7, 2012 and September 9, 2011 and cash flows for the year-to-date ended September 7, 2012 and September 9, 2011. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Earnings (Loss) Per Common Share (Unit)

Host Inc. Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing earnings (loss) attributable to Host Inc. by the basic weighted average number of shares of Host Inc. common stock outstanding. Diluted earnings (loss) per common share is computed by dividing earnings (loss) attributable to Host Inc., as adjusted for potentially dilutive securities, by the basic weighted average number of shares of Host Inc. common stock outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. The calculation of basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Net income (loss)	$(36)	$(35)	$48	$(32)
Net (income) loss attributable to non-controlling interests	2	2	(2)	—

Earnings (loss) attributable to Host Inc.	$(34)	$(33)	$46	$(32)

Diluted earnings (loss) attributable to Host Inc.	$(34)	$(33)	$46	$(32)

Basic weighted average shares outstanding	721.3	702.1	715.7	688.4

Diluted weighted average shares outstanding (a)	721.3	702.1	715.7	688.4

Basic earnings (loss) per common share	$(.05)	$(.05)	$.06	$(.05)

Diluted earnings (loss) per common share	$(.05)	$(.05)	$.06	$(.05)

(a)	There were approximately 40 million for both the quarter and year-to-date ended September 7, 2012 and 42 million and 48 million for the quarter and year-to-date ended September 9, 2011, respectively, potentially dilutive shares for our exchangeable senior debentures, which shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Host L.P. Earnings (Loss) Per Common Unit

Basic earnings (loss) per common unit is computed by dividing earnings (loss) attributable to Host L.P. by the basic weighted average number of common OP units outstanding. Diluted earnings (loss) per common unit is computed by dividing earnings (loss) attributable to Host L.P., as adjusted for potentially dilutive securities, by the basic weighted average number of common units outstanding plus other potentially dilutive securities. Dilutive securities may include units distributed to Host Inc. to support Host Inc. common shares granted under comprehensive stock plans, other non-controlling interests that have the option to convert their limited partnership interests to common OP units and convertible debt securities. No effect is shown for any securities that are anti-dilutive. The calculation of basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Net income (loss)	$(36)	$(35)	$48	$(32)
Net (income) loss attributable to non-controlling interests	1	1	(1)	—

Earnings (loss) attributable to Host L.P.	$(35)	$(34)	$47	$(32)

Diluted earnings (loss) attributable to Host L.P.	$(35)	$(34)	$47	$(32)

Basic weighted average units outstanding	716.2	697.9	710.8	684.5

Diluted weighted average units outstanding (a)	716.2	697.9	710.8	684.5

Basic earnings (loss) per common unit	$(.05)	$(.05)	$.07	$(.05)

Diluted earnings (loss) per common unit	$(.05)	$(.05)	$.07	$(.05)

(a)	There were approximately 40 million and 39 million for the quarter and year-to-date ended September 7, 2012, respectively, and 41 million and 47 million for the quarter and year-to-date ended September 9, 2011, respectively, potentially dilutive units for our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 7, 2012	December 31, 2011
Land and land improvements	$1,883	$1,852
Buildings and leasehold improvements	13,792	13,168
Furniture and equipment	2,175	2,079
Construction in progress	194	196

	18,044	17,295
Less accumulated depreciation and amortization	(6,313)	(5,912)

	$11,731	$11,383

5.	Investment in Affiliates

On August 10, 2012, the Asia/Pacific JV entered into a A$30.5 million ($32 million) mortgage loan secured by the Four Points by Sheraton, Perth, Australia. We received a portion of the proceeds which we used to repay A$8 million ($8 million) outstanding under the revolver portion of our credit facility.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 26, 2012, the Euro JV Fund II acquired the 192-room Le Méridien Grand Hotel in Nuremberg, Germany, for approximately €30 million ($37 million). We contributed approximately €10 million ($13 million) in connection with this acquisition.

6.	Debt

Senior notes. On August 9, 2012, we issued $450 million of 4 3/4% Series C senior notes due 2023 for net proceeds of approximately $443 million. On September 5, 2012, a portion of the proceeds were used to redeem the $250 million of 6 3/8% Series O senior notes due 2015 for a redemption price of $253 million and $150 million of 6 3/4% Series Q senior notes due 2016 for a redemption price of $153 million. Our total debt extinguishment costs included in interest expense for the transactions completed during the third quarter of 2012 were $14 million.

Term loan. On July 25, 2012, we entered into a $500 million term loan (“Term Loan”) through an amendment of our credit facility. On August 27, 2012, a portion of proceeds were used to redeem $400 million of 6 3/8% Series O senior notes at a redemption price of $404 million. The Term Loan has a five-year maturity and a floating interest rate of LIBOR plus 180 basis points based on our leverage ratio at September 7, 2012 (or approximately a 2.0% all-in interest rate).

Credit facility. During the third quarter, we drew $105 million on the revolver portion of our credit facility to facilitate the acquisition of the Grand Hyatt Washington, D.C. and to invest in the Euro JV Fund II in connection with its acquisition of the Le Méridien Grand Hotel in Nuremberg, Germany. At September 7, 2012, we have $751 million of remaining available capacity under the revolver portion of our credit facility.

7.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2011	$6,677	$36	$6,713	$158
Net income	46	1	47	1
Issuance of common stock	267	—	267	—
Dividends declared on common stock	(93)	—	(93)	—
Other changes in ownership	(9)	(1)	(10)	8
Other comprehensive income	10	—	10	—

Balance, September 7, 2012	$6,898	$36	$6,934	$167

Capital of Host L.P.

As of September 7, 2012, Host Inc. is the owner of approximately 98.6% of Host L.P.’s common OP units. The remaining 1.4% of the common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2011	$6,677	$36	$6,713	$158
Net income	46	1	47	1
Issuance of common OP units	267	—	267	—
Distributions declared on common OP units	(93)	—	(93)	—
Other changes in ownership	(9)	(1)	(10)	8
Other comprehensive income	10	—	10	—

Balance, September 7, 2012	$6,898	$36	$6,934	$167

Issuance of Common Stock

On April 24, 2012, we entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc., through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of $400 million in “at-the-market” offerings under SEC rules, including sales made directly on the New York Stock Exchange (the “NYSE”). During the third quarter, we issued 2.1 million shares of common stock under this program, at an average price of $15.56 per share, for proceeds of approximately $32 million, net of $0.3 million of commissions. Shares of Host Inc.’s common stock, having an aggregate offering price of approximately $319 million, remain issuable from time to time under the agreements. Any additional shares of common stock issued by Host Inc., whether issued under this program or otherwise, would be available in the future for sale in the public markets. Year-to-date, we have issued 16.3 million shares, at an average price of $15.67 per share, for proceeds of approximately $253 million, net of $2.6 million of commissions. These amounts include 11.1 million shares issued under our previous sales agency financing agreement.

Dividends/Distributions

On September 17, 2012, Host Inc.’s Board of Directors declared a dividend of $0.08 per share on its common stock. The dividend is payable on October 15, 2012 to stockholders of record as of September 28, 2012. Accordingly, Host L.P. will make a distribution of $0.08171952 per unit on its common OP units based on the current conversion ratio.

8.	Dispositions

We disposed of two hotels in 2012 and one hotel in 2011. The following table summarizes revenues, income (loss) before income taxes, and the gain on disposition of the hotels which have been included in discontinued operations for all periods presented (in millions):

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Revenues	$1	$13	$16	$38
Income (loss) before income taxes	—	1	2	(2)
Gain on dispositions	—	—	48	—

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Acquisitions and New Development

On July 16, 2012, we acquired the 888-room Grand Hyatt Washington, D.C. for approximately $400 million. In connection with the acquisition, we paid a $7 million termination fee to settle the seller’s liability for the interest rate swap derivative associated with the previous mortgage on the property, which mortgage was repaid at closing by the seller, and acquired other related assets for $2 million. Additionally, we incurred $6 million of closing costs and acquired a $6 million FF&E replacement fund, and net working capital of $2 million.

Accounting for the acquisition of a hotel property or other entity as a purchase transaction requires an allocation of the purchase price to the assets acquired and the liabilities assumed in the transaction at their respective estimated fair values. We have engaged an independent valuation specialist to assist in the fair value determination of the long-lived assets acquired in our purchase of the Grand Hyatt Washington, D.C. We anticipate the final allocation to be completed during the fourth quarter of 2012. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed related to this acquisition (in millions):

Property and equipment	$409
Restricted cash, FF&E reserves and other assets	9

Total assets	$418

Total liabilities	$1

Total net assets acquired	$417

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our summarized unaudited consolidated pro forma results of operations, assuming the acquisition completed during 2012 occurred on January 1, 2011, are as follows (in millions, except per share and per unit amounts):

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Revenues	$1,217	$1,153	$3,608	$3,370
Income (loss) from continuing operations	(28)	(31)	14	(15)
Net income (loss)	(28)	(31)	64	(18)

Host Inc.:
Net income (loss) attributable to Host Inc.	$(26)	$(29)	$62	$(18)

Basic earnings (loss) per common share:
Continuing operations	$(.04)	$(.04)	$.02	$(.02)
Discontinued operations	—	—	.07	(.01)

Basic earnings (loss) per common share	$(.04)	$(.04)	$.09	$(.03)

Diluted earnings (loss) per common share:
Continuing operations	$(.04)	$(.04)	$.02	$(.02)
Discontinued operations	—	—	.07	(.01)

Diluted earnings (loss) per common share	$(.04)	$(.04)	$.09	$(.03)

Host L.P.:
Net income (loss) attributable to Host L.P.	$(27)	$(30)	$63	$(18)

Basic earnings (loss) per common unit:
Continuing operations	$(.04)	$(.04)	$.02	$(.02)
Discontinued operations	—	—	.07	(.01)

Basic earnings (loss) per common unit	$(.04)	$(.04)	$.09	$(.03)

Diluted earnings (loss) per common unit:
Continuing operations	$(.04)	$(.04)	$.02	$(.02)
Discontinued operations	—	—	.07	(.01)

Diluted earnings (loss) per common unit	$(.04)	$(.04)	$.09	$(.03)

The above pro forma results of operations exclude $6 million of acquisition costs for the quarter and year-to-date ended September 7, 2012. The condensed consolidated statements of operations for 2012 include approximately $8 million of revenues and $1 million of net income for both the quarter and year-to-date, respectively, related to our 2012 acquisition.

On July 30, 2012, we leased the retail and signage components of the New York Marriott Marquis Times Square to Vornado Realty Trust (“Vornado”). Vornado will redevelop and expand the existing retail space, including converting the below-grade parking garage into high-end retail space and creating six-story, block front, LED signage spanning over 300 linear feet at an estimated cost of $140 million. The lease has a 20-year term and, over the term of the lease, each party has options that, if exercised, would result in ownership of the retail space being conveyed to Vornado at a price based on the future cash flow of the leased property.

In conjunction with the lease transaction, we amended the hotel management agreement and recorded a $62 million liability based on the estimated fair value of the future payment obligations thereunder related to the amendment and a corresponding asset for the deferred lease costs. The payment obligation will be amortized using the effective interest method through the fully-extended term of the management agreement. The deferred lease costs will be amortized on a straight-line basis based on the non-cancelable term of the lease.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 8, 2012, we acquired land and entered into a construction agreement to develop two hotels in Rio de Janeiro, Brazil. We expect to spend a total of approximately R$129 million ($72 million) to develop the hotels and have spent approximately R$47 million ($23 million) as of September 7, 2012. The hotels will be managed by Accor under the ibis and Novotel brands.

10.	Fair Value Measurements

Our recurring fair value measurements consist of the valuation of our derivative instruments, the majority of which are designated as accounting hedges. As of September 7, 2012, there were no non-recurring fair value measurements. As of December 31, 2011, non-recurring fair value measurements consisted of the impairment of two of our hotel properties, one of which was sold in 2011 and the other in 2012.

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

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements (there were none as of the end of the third quarter), at September 7, 2012 and December 31, 2011, respectively (in millions):

		Fair Value at Measurement Date Using
	Balance at September 7, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (a)	$9.1	$—	$9.1	$—
Forward currency sale contracts (a)	11.9	—	11.9	—
Liabilities
Interest rate swap derivatives (a)	(6.1)	—	(6.1)	—

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Fair Value at Measurement Date Using
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (a)	$10.9	$—	$10.9	$—
Forward currency sale contract (a)	10.8	—	10.8	—
Liabilities
Interest rate swap derivatives (a)	(4.2)	—	(4.2)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (b)	$5	$—	$5	$—
Impaired hotel properties sold (b)	—	—	6	—

(a)	These derivative contracts have been designated as hedging instruments.
(b)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2011.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss). The hedges were fully effective as of September 7, 2012.

As of September 7, 2012, we had two interest rate swap agreements designated as cash flow hedges. We recorded the change in fair value to other comprehensive income (loss) of $0.3 million and $(0.5) million for the quarters ended September 7, 2012 and September 9, 2011, respectively, and $(1.9) million and $(3.8) million for the year-to-date ended September 7, 2012 and September 9, 2011, respectively.

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

We have three fixed-to-floating interest rate swap agreements for an aggregate notional principal amount totaling $300 million related to The Ritz-Carlton, Naples and Newport Beach Marriott Hotel & Spa mortgage loan in the amount of $300 million. During the quarters ended September 7, 2012 and September 9, 2011, the fair value of the swaps decreased $0.6 million and increased $1.1 million, respectively. During the year-to-date ended September 7, 2012 and September 9, 2011, the fair value of the swaps decreased $1.8 million and increased $3.2 million, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Foreign Currency Forward Sale Contracts. As of September 7, 2012, we had six foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investments in foreign operations. These derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation with changes in fair value recorded to accumulated other comprehensive income (loss). The forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar exchange rate on the date of measurement. We evaluate counter-party credit risk when we calculate the fair value of these derivatives. The following table summarizes our foreign currency sale contracts (in millions):

	Total Transaction Amount		Total Transaction	Forward	Fair Value at		Change in Fair Value for the year-to-date ended
Transaction Date Range	in Foreign Currency		Amount in U.S. Dollars	Purchase Date Range	September 7, 2012	December 31, 2011	September 7, 2012	September 9, 2011
February 2008-July 2011		€100	$140	October 2012- August 2015	$11.2	$8.8	$2.4	$(2.9)
July 2011	NZ$	30	$25	August 2013	$0.7	$1.9	$(1.2)	$1.2

Subsequent to quarter end, on September 13, 2012, we entered into an additional €30 million ($39 million) forward purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of September 17, 2015.

Other Assets and Liabilities

Fair Value of Other Financial Assets and Liabilities. We did not elect the fair value measurement option for any of our financial assets or liabilities. Notes receivable and other financial assets are valued based on expected future cash flows, discounted at risk-adjusted rates, and are adjusted to reflect the effects of foreign currency translation. Valuations for secured debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. Senior Notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair values of certain financial assets and liabilities and other financial instruments are shown below (in millions):

	September 7, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Mortgage notes receivable (Level 2)	$70	$79	$65	$76
Financial liabilities
Senior notes (Level 1)	3,138	3,395	3,641	3,772
Exchangeable Senior Debentures (Level 1)	528	737	902	1,076
Credit facility (Level 2)	749	753	117	117
Mortgage debt and other, net of capital leases (Level 2)	1,079	1,094	1,091	1,114

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Geographic Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our leased hotels and office buildings) are immaterial and, with our operating segments, meet the aggregation criteria. Thus, we report one segment: hotel ownership. As of September 7, 2012, our foreign operations consist of 16 hotels in six countries. There were no intercompany sales during the periods presented. The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues				Property and Equipment, net
	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011	September 7, 2012	December 31, 2011
United States	$1,138	$1,067	$3,367	$3,126	$11,204	$10,874
Australia	10	10	27	14	134	136
Brazil	8	7	22	21	39	42
Canada	24	23	76	76	133	126
Chile	10	6	24	18	64	58
Mexico	6	6	16	16	23	23
New Zealand	8	9	23	18	134	124
United Kingdom	—	3	—	17	—	—

Total	$1,204	$1,131	$3,555	$3,306	$11,731	$11,383

12.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest — other consolidated partnerships on the unaudited condensed consolidated balance sheets and totaled $36 million as of September 7, 2012 and December 31, 2011. Three of the partnerships have finite lives ranging from 99 to 100 years that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At September 7, 2012 and December 31, 2011, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $64 million and approximately $67 million, respectively.

Net income (loss) attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). Net income (loss) attributable to non-controlling interests of third parties is $(1) million for the quarter ended September 7, 2012, $(1) million for the quarter ended September 9, 2011, $1 million for the year-to-date ended September 7, 2012 and was immaterial for the year-to-date ended September 9, 2011, which is included in the determination of net income (loss) attributable to Host Inc. and Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on the accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of shares issuable upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged into 1.021494 shares of Host Inc. common stock. Non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares. The table below details the historical cost and redemption values for the non-controlling interests:

	September 7, 2012	December 31, 2011
OP units outstanding (millions)	10.0	10.5
Market price per Host Inc. common share	$16.30	$14.77
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$167	$158
Historical cost (millions)	$99	$102
Book value (millions) (a)	$167	$158

(a)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P. The income (loss) attributable to the non-controlling interests of Host L.P. was $(1) million and $1 million for the quarter and year-to-date ended September 7, 2012, respectively, $(1) million for the quarter ended September 9, 2011, and was immaterial for the year-to-date ended September 9, 2011.

13.	Legal Proceedings

We are involved in various legal proceedings in the normal course of business regarding the operation of our hotels and company matters. To the extent not covered by insurance, these lawsuits generally fall into the following broad categories: disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, tax disputes and other general matters. We currently are in a dispute with the Department of Taxation of the State of Hawaii over the application of a statutory sublease deduction to hotel guest room revenues and receipts. Both parties have filed motions for summary judgment, which currently are set for hearing on October 22, 2012. Under our management agreements, our operators have broad latitude to resolve individual hotel-level claims for amounts generally less than $150,000. However, for matters exceeding such threshold, our operators may not settle claims without our consent.

Based on our analysis of legal proceedings with which we are currently involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $5 million as of September 7, 2012 and estimate that, in the aggregate, our losses related to these proceedings could be as much as $37 million. We believe this range represents the maximum potential loss for all of our legal proceedings, with the exception of the San Antonio litigation discussed below. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We also have accrued a loss contingency of approximately $58 million related to the litigation concerning the ground lease for the San Antonio Marriott Rivercenter. In relation to this legal proceeding, we have funded a court-ordered $25 million escrow reserve, which is included in restricted cash. For further detail on this legal proceeding, see Part II, Item 1, Legal Proceedings.

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

Forward-Looking Statements

In this report on Form 10-Q, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases, including references to assumptions and forecasts of future results. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made.

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

Outlook

As of October 12, 2012, we own 120 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business and a discussion of our reporting periods, see our most recent Annual Report on Form 10-K.

Operating Results and Outlook. Comparable hotel RevPAR increased 7.6% for the quarter and 6.7% for the year-to-date, which was driven by increases in corporate travel spurred by business investment and corporate profits despite the slow growth in the overall economy. In gateway cities such as New York, Los Angeles and San Francisco, we also benefited from increasing demand, as overall international arrivals to the U.S. increased 8.6% for 2012 based on the May report from the Office of Travel and Tourism Industries. Lastly, the difficult economy has continued to restrain the amount of new supply, which also has helped drive revenue growth. The RevPAR increases reflect room rate growth, coupled with continued occupancy improvements. For the quarter and year-to-date ended September 7, 2012, average room rates improved 4.7% and 3.9%, respectively, while occupancy improved 2.1 percentage points to 78.4% and 2.0 percentage points to 75.4%, respectively.

Operating margins (calculated based on U.S. generally accepted accounting principles (“GAAP”) operating profit as a percentage of revenues) increased 60 basis points and 140 basis points for the quarter and year-to-date ended September 7, 2012, respectively. Operating margins calculated using GAAP measures are affected significantly by several items, including results from our non-comparable hotels and depreciation expense. Our comparable hotel adjusted operating profit margins, which exclude, among other items, operations from our non-comparable hotels, depreciation and corporate expenses, increased 285 basis points and 170 basis points for the quarter and year-to-date periods, respectively, reflecting the room rate growth, along with improved cost controls at the properties.

We believe that the positive trends experienced through the first three quarters of 2012 will continue to drive growth in our portfolio for the remainder of the year. Group revenues on the books for the fourth quarter are up 7.5% compared to the same time last year, which we believe will help our operators drive transient rate growth. Operating results for the fourth quarter may be affected, however, by volatility due to the upcoming presidential election and the timing of the fourth quarter holidays. We believe that these positive trends will result in improved operating performance and comparable hotel RevPAR growth of 6.25% to 7.0% for 2012.

Looking forward into 2013 and 2014, we believe that lodging supply growth will continue to remain well below historical averages, based on the lack of new construction starts and the relatively long lead time for the development of full service lodging properties. Based on industry data, we estimate that supply growth for upper-upscale hotels in our primary markets will be approximately 0.5% in 2013. Additionally, we expect that demand will continue to increase at a rate greater than supply, which should result in RevPAR growth in 2013. With the high level of occupancy at our hotels, we believe the growth in RevPAR for our portfolio primarily will be due to increases in average room rate, though we also expect further improvement in overall occupancy. However, while we believe that the lodging industry will continue to improve, several key factors continue to negatively affect the economic recovery and add to general market uncertainty. These factors include, but are not limited to: (i) the uncertain financial environment in Europe, (ii) continued high levels of unemployment and the slow pace of the U.S. economic recovery, and (iii) uncertainty surrounding U.S. fiscal policy. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties or improvement in margins will continue for any number of reasons, including those listed above.

Investing activities outlook

Property acquisitions and other investments outlook. We believe that the lodging industry will continue to present opportunities to invest in full-service assets at a discount to replacement cost, with high growth potential that will achieve returns at an attractive premium to our cost of capital. While the global economic outlook remains unclear, the on-going strength of hotel performance, particularly in gateway markets, and the increasing availability of debt for companies with strong balance sheets, creates a favorable environment for hotel transactions. We also expect increasing competition in our target markets, especially from other REITs, private equity and sovereign wealth funds. Lastly, the important business considerations surrounding hotel acquisitions make the timing of any acquisitions difficult to predict.

On July 26, 2012, Euro JV Fund II acquired the 192-room Le Méridien Grand Hotel in Nuremberg, Germany, for approximately €30 million ($37 million). We contributed approximately €10 million ($13 million) in connection with this acquisition.

On July 16, 2012, we acquired the 888-room Grand Hyatt Washington, D.C. for approximately $400 million. In connection with the acquisition, we paid a $7 million termination fee to settle the seller’s liability for the interest rate swap derivative associated with the previous mortgage on the property, which mortgage was repaid at closing by the seller, and acquired other related assets for $2 million. Additionally, we incurred $6 million of closing costs and acquired a $6 million FF&E replacement fund and net working capital of $2 million.

Value Enhancement Projects. We also look to enhance the value of our portfolio by identifying and executing strategies designed to achieve the highest and best use of all aspects of our properties. Currently, we are focused on three value-enhancement projects, which we believe represent innovative uses of existing hotel space or excess land to enhance revenue or generate new revenue. We believe that the successful execution of these projects has the potential to create significant value for the company.

•

On August 2, 2012, we announced a 20-year lease agreement with Vornado Realty Trust (“Vornado”) to lease the retail and signage space at the New York Marriott Marquis. Vornado plans to invest approximately $140 million to redevelop and substantially expand the existing retail space, including the conversion of below-grade parking to high-end retail space and six-story, block front, LED signage that is expected to improve the hotel’s presence on Times Square. The new lease should generate substantial economic benefits to Host. As a result of the lease, our rent increased by more than $6 million annually and we would expect significant additional rent increases as the project is completed and leased. Over the term of the lease, each party has options that, if exercised, would result in ownership of the retail space being conveyed to Vornado at a price based on the future cash flow of the leased property.

•

We are in the advanced stages of negotiating a joint venture agreement (the “Maui JV”) with Hyatt Residential Group to develop, sell and operate a 131-unit vacation ownership project on what is currently an ocean front parking lot adjacent to our Hyatt Regency Maui Resort & Spa. Our contribution to the Maui JV is expected to include a combination of land and cash in exchange for a majority membership interest. The project will feature a 6,500 square foot open air lobby with direct ocean sight lines, a pool with capacity for 400 deck chairs, a 3,000 square foot fitness center, an owner’s lounge, provisions market, casual dining and a poolside bar. The residents of the timeshare units will have access to amenities at our existing resort, for which they will pay a fee included in their timeshare association dues. In addition to any profits from the sale of timeshare units, we also expect to benefit from synergies created with our existing hotel, including room sales in connection with marketing efforts or transition nights, ancillary revenues from our spa, food and beverage outlets and retail shops, as well as savings related to shared expenses. The Maui JV is subject to the completion of definitive documentation with Hyatt Residential Group regarding the joint venture agreement and timeshare development and obtaining construction financing for the project.

•

We also are under contract with a luxury homebuilder to sell 4.2 acres of excess land adjacent to our Newport Beach Marriott Hotel & Spa. The land, which previously was used for tennis courts, has been approved for the development and sale of 79 luxury condominiums. The sale is not expected to close until mid-December 2012 and is subject to various customary closing conditions, including obtaining a release of the land from the lender of the mortgage loan on the hotel.

All of these transactions are subject to various risks and uncertainties that may delay or limit completion thereof along the scope that currently is contemplated by management. For these reasons, there can be no assurances as to the value to be achieved by us in these transactions. See “Risk Factors” in our Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report for more information on these risks and uncertainties.

Redevelopment and Return on Investment Projects. We believe these projects increase cash flow and improve profitability by capitalizing on changing market conditions and the favorable locations of our properties. As more fully discussed in our annual report on Form 10-K, we classify these capital projects as follows: redevelopment, targeted return on investment (“ROI”), value enhancement capital projects (which are in addition to the projects discussed above), and acquisition expenditures (which are separately discussed below). During the first three quarters of 2012, we invested a total of $122 million on these projects (which does not include $89 million of acquisition capital expenditures discussed below) compared to a total of $149 million for the corresponding period in 2011. Three properties where we recently completed extensive redevelopment work, the Atlanta Marriott Perimeter Center, the Chicago Marriott O’Hare and the Sheraton Indianapolis, have experienced an average RevPAR increase of 38% for both the quarter and year-to-date 2012 when compared to the pre-construction period in 2010. Due to the significant capital expenditures affecting nearly every aspect of these properties, including, in the case of the Sheraton Indianapolis, the conversion of one hotel tower into apartments, these properties are excluded from our comparable results. For the full year 2012, we expect that our redevelopment and return on investment capital expenditures will total $165 million to $175 million (excluding acquisition capital expenditures).

Acquisition Capital Expenditures. In conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to improve profitability and enhance the guest experience. During 2012, we have spent a total of $89 million on these projects, compared to $4 million during the first three quarters of 2011. On October 1, 2012, we converted the former New York Helmsley Hotel (which was acquired in March of 2011) to the Westin New York Grand Central. The hotel is New York City’s second Westin-branded property. The conversion included a complete renovation of all 774 guest rooms, the heating and air conditioning systems, the ballroom and meeting space, fitness center, lobby and public areas, as well as the development of a new bar and restaurant. For the full year 2012, we expect that our acquisition capital expenditures will total $125 million to $135 million.

Renewal and Replacement Capital Expenditures. We invested approximately $66 million and $245 million in renewal and replacement expenditures during the quarter and year-to-date ended September 7, 2012, respectively. Major renewal and replacement projects completed during the third quarter included the substantial completion of the renovation of all 834 rooms at the Hyatt Regency Washington, 33,000 square feet of meeting space at The Ritz-Carlton, Buckhead, and the renovation of the 45,000 square foot exhibit hall in the New York Marriott Marquis. We expect that renewal and replacement expenditures for 2012 will total approximately $330 million to $340 million. We expect overall capital expenditures for 2013 to be below 2012 levels.

Financing activities outlook

We have made significant progress this year on our long-term goal of strengthening our balance sheet by lowering our debt-to-equity ratio and extending debt maturities by strategically raising and deploying capital, thereby improving our overall leverage and coverage ratios. We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditure programs and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

Debt Transactions. Year-to-date, we issued $1,535 million of debt with a weighted average interest rate of 3.7% and used the proceeds thereof, along with available cash, to repay $1,814 million of debt with a weighted average interest rate of 6.6%. As a result of these transactions, we have decreased our weighted average interest rate by 80 basis points, to 5.5%, and lengthened our weighted average debt maturities by one year to 5.4 years.

On August 9, 2012, we issued $450 million of 4 3/4% Series C senior notes due 2023 for net proceeds of approximately $443 million. On September 5, 2012, the proceeds were used to redeem the $250 million of 6 3/8% Series O senior notes due 2015 for a redemption price of $253 million and $150 million of 6 3/4% Series Q senior notes due 2016 for a redemption price of $153 million.

On July 25, 2012, we entered into a $500 million term loan (“Term Loan”) through an amendment of our credit facility. On August 27, 2012, proceeds thereof were used to redeem $400 million of 6 3/8% Series O senior notes at a redemption price of $404 million and for general corporate purposes. The Term Loan has a five-year maturity and a floating interest rate of LIBOR plus 180 basis points based on our leverage ratio at September 7, 2012 (or approximately a 2.0% all-in interest rate). For a further description of the Term Loan, see “Debt—Term Loan.”

During the quarter, we drew $105 million on the revolver portion of our credit facility to facilitate the acquisition of the Grand Hyatt Washington, D.C. and to invest in the Euro JV Fund II in connection with its acquisition of the Le Méridien Grand Hotel in Nuremberg, Germany. At September 7, 2012, we have $751 million of remaining available capacity under the revolver portion of our credit facility.

Equity Transactions. On April 24, 2012, we entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc., through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of $400 million in “at-the-market” offerings under SEC rules, including sales made directly on the NYSE. During the third quarter, we issued 2.1 million shares of common stock under this program, at an average price of $15.56 per share, for proceeds of approximately $32 million, net of $0.3 million of commissions. Shares of Host Inc.’s common stock, which can have an aggregate offering price of up to approximately $319 million, remain issuable from time to time under the agreements. Any additional shares of common stock issued by Host Inc., whether issued under this program or otherwise, would be available in the future for sale in the public markets. During 2012, we have issued 16.3 million shares, at an average price of $15.67 per share, for proceeds of approximately $253 million, net of $2.6 million of commissions. These amounts include 11.1 million shares issued under our previous sales agency financing agreement.

Results of Operations

The following tables reflect certain line items from our statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	Quarter ended
	September 7, 2012	September 9, 2011	% Increase (Decrease)
Revenues:
Owned hotel revenues	$1,139	$1,074	6.1%
Other revenues (a)	65	57	14.0%
Operating costs and expenses:
Property-level costs (b)	1,108	1,065	4.0%
Corporate and other expenses	31	12	N/M
Operating profit	65	54	20.4%
Interest expense	93	87	6.9%

All hotel operating statistics (c):
RevPAR	$139.97	$130.43	7.3%
Average room rate	$180.52	$171.84	5.1%
Average occupancy	77.5%	75.9%	1.6 pts.
Comparable hotel operating statistics (d):
RevPAR	$142.82	$132.75	7.6%
Average room rate	$182.06	$173.92	4.7%
Average occupancy	78.4%	76.3%	2.1 pts.

Host Inc.:
Net loss attributable to non-controlling interests	$(2)	$(2)	—
Net loss attributable to Host Inc.	(34)	(33)	(3.0)%

Host L.P.:
Net loss attributable to non-controlling interest	$(1)	$(1)	—
Net loss attributable to Host L.P	(35)	(34)	(2.9)%

	Year-to-date ended
	September 7, 2012	September 9, 2011	% Increase
Revenues:
Owned hotel revenues	$3,366	$3,132	7.5%
Other revenues (a)	189	174	8.6%
Operating costs and expenses:
Property-level costs (b)	3,215	3,045	5.6%
Corporate and other expenses	74	58	27.6%
Operating profit	266	203	31.0%
Interest expense	272	259	5.0%
Income (loss) from discontinued operations	50	(3)	N/M

All hotel operating statistics (c):
RevPAR	$139.13	$129.94	7.1%
Average room rate	$185.76	$178.24	4.2%
Average occupancy	74.9%	72.9%	2.0 pts.
Comparable hotel operating statistics (d):
RevPAR	$141.34	$132.43	6.7%
Average room rate	$187.48	$180.41	3.9%
Average occupancy	75.4%	73.4%	2.0 pts.

Host Inc.:
Net income attributable to non-controlling interests	$2	$—	N/M
Net income (loss) attributable to Host Inc.	46	(32)	N/M

Host L.P.:
Net income attributable to non-controlling interest	$1	$—	N/M
Net income (loss) attributable to Host L.P.	47	(32)	N/M

(a)	The periods ended September 7, 2012 and September 9, 2011 include the results of the 53 Courtyard by Marriott properties leased from Hospitality Properties Trust (“HPT”). These leases expire on December 31, 2012.
(b)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations less corporate expenses and includes costs associated with the properties leased from HPT.
(c)	Operating statistics are for all properties as of September 7, 2012 and September 9, 2011, and include the results of operations for certain hotels prior to their disposition.
(d)	Comparable hotel operating statistics for the quarter and year-to-date ended September 7, 2012 and September 9, 2011 are based on 104 comparable hotels as of September 7, 2012.

N/M=Not meaningful.

2012 Compared to 2011

Hotel Sales Overview

The following tables present revenues in accordance with GAAP and include both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended
	September 7, 2012	September 9, 2011	% Increase
Revenues:
Rooms	$776	$724	7.2%
Food and beverage	295	283	4.2
Other	68	67	1.5

Owned hotel revenues	1,139	1,074	6.1
Other revenues	65	57	14.0

Total revenues	$1,204	$1,131	6.5

	Year-to-date ended
	September 7, 2012	September 9, 2011	% Increase
Revenues:
Rooms	$2,171	$2,012	7.9%
Food and beverage	989	925	6.9
Other	206	195	5.6

Owned hotel revenues	3,366	3,132	7.5
Other revenues	189	174	8.6

Total revenues	$3,555	$3,306	7.5

Total revenues increased $73 million, or 6.5%, to $1,204 million and $249 million, or 7.5%, to $3,555 million for the quarter and year-to-date ended September 7, 2012, respectively. These increases primarily resulted from growth in room revenues, reflecting the RevPAR increase and growth in food and beverage revenue. In addition, our year-to-date 2012 revenues benefited from the results of the ten hotels that we acquired during the first quarter of 2011 and the acquisition of the Grand Hyatt Washington, D.C. in July 2012 (our “Recent Acquisitions”). In our discussion of year-to-date operating revenues and expenses, we have separated the effect of the Recent Acquisitions to help investors distinguish between improvements in continuing operations from growth provided by acquisitions. However, the third quarter results of 2012 and 2011 already reflect the operations of the Recent Acquisitions, except for the operations of the Grand Hyatt Washington, D.C., which were not significant for the third quarter 2012. Additionally, revenues and expenses for the three properties sold in 2011 and 2012 have been reclassified to discontinued operations and, accordingly, excluded from the revenues and expenses discussed in this section.

Rooms. Room revenues increased $52 million, or 7.2%, to $776 million and $159 million, or 7.9%, to $2,171 million for the quarter and year-to-date ended September 7, 2012, respectively, driven by strong growth in room rates coupled with growth in occupancy. For the third quarter 2012, comparable hotel RevPAR increased 7.6% as a result of a 4.7% increase in average room rate and a 2.1 percentage point increase in average occupancy. For the year-to-date period 2012, comparable hotel RevPAR increased 6.7% due to a 3.9% increase in average room rate and a 2.0 percentage point increase in average occupancy. In addition, room revenues for the year-to-date ended September 7, 2012 increased $42 million due to incremental revenues from our Recent Acquisitions.

Food and beverage. Food and beverage (“F&B”) revenues increased $12 million, or 4.2%, to $295 million and $64 million, or 6.9%, to $989 million for the quarter and year-to-date ended September 7, 2012, respectively. For the quarter and year-to-date periods, comparable F&B revenue increased $12 million, or 4.8%, and $45 million, or 5.4%, respectively. For the quarter, the majority of the improvement was driven by outlet revenues, which is a shift from the first half of the year, when the majority of the growth in F&B revenues was driven by banquet and audio visual revenues. In addition, F&B revenues for the year-to-date ended September 7, 2012 include $17 million of incremental revenues from our Recent Acquisitions.

Other revenues from owned hotels. For the quarter and year-to-date ended September 7, 2012, other revenues from owned hotels increased $1 million, or 1.5%, to $68 million and $11 million, or 5.6%, to $206 million, respectively, which include a 3.4% and 4.0% increase in other revenues for comparable hotels for the quarter and year-to-date periods.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or large scale capital projects during these periods. As of September 7, 2012, 104 of our 120 owned hotels have been classified as comparable hotels. The 16 non-comparable hotels include the ten properties acquired in 2011 and the Grand Hyatt Washington, D.C. acquired in 2012 and five hotels currently undergoing large-scale capital projects. See “—Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of September 7, 2012 and September 9, 2011:

Comparable Hotels by Property Type (a)

	As of September 7, 2012		Quarter ended September 7, 2012			Quarter ended September 9, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	53	33,228	$195.05	81.1%	$158.17	$186.91	79.1%	$147.76	7.0%
Suburban	27	10,321	149.26	74.3	110.90	143.34	72.7	104.18	6.5
Resort/ Conference	12	6,083	221.47	67.2	148.89	206.83	65.0	134.42	10.8
Airport	12	5,592	123.55	82.7	102.22	117.13	79.3	92.91	10.0

All Types	104	55,224	182.06	78.4	142.82	173.92	76.3	132.75	7.6

	As of September 7, 2012		Year-to-date ended September 7, 2012			Year-to-date ended September 9, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	53	33,228	$197.72	76.6%	$151.47	$190.99	74.5%	$142.30	6.4%
Suburban	27	10,321	150.96	71.0	107.20	146.19	69.4	101.40	5.7
Resort/ Conference	12	6,083	252.54	72.4	182.82	238.72	70.5	168.41	8.6
Airport	12	5,592	125.67	79.5	99.88	119.78	77.4	92.73	7.7

All Types	104	55,224	187.48	75.4	141.34	180.41	73.4	132.43	6.7

(a)	The reporting periods for our comparable operating statistics for the quarters ended September 7, 2012 and September 9, 2011 are from June 16, 2012 to September 7, 2012 and June 18, 2011 to September 9, 2011, respectively. The reporting periods for our comparable operating statistics for the year-to-date ended September 7, 2012 and September 9, 2011 are from December 31, 2011 to September 7, 2012 and January 1, 2011 to September 9, 2011, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

During the quarter and year-to-date ended September 7, 2012, comparable hotel RevPAR increased across all of our hotel property types. Our resort/conference properties led the portfolio for both the quarter and year-to-date periods as a result of strong growth in average room rates of 7.1% and 5.8%, respectively, and an increase in occupancy of 2.2 percentage points and 1.9 percentage points, respectively. This improvement was driven primarily by our Florida resort hotels.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of September 7, 2012 and September 9, 2011:

Comparable Hotels by Region (a)

	As of September 7, 2012		Quarter ended September 7, 2012			Quarter ended September 9, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Pacific	25	13,896	$184.53	83.7%	$154.42	$172.83	82.3%	$142.23	8.6%
Mid-Atlantic	11	8,634	234.91	86.5	203.22	230.63	82.4	190.05	6.9
South Central	9	5,695	132.64	71.0	94.22	132.65	66.0	87.59	7.6
Florida	8	3,680	176.19	71.3	125.57	156.67	67.3	105.44	19.1
D.C. Metro	12	5,416	177.00	76.5	135.34	174.81	77.9	136.13	(0.6)
North Central	11	4,782	163.06	80.6	131.34	157.96	80.6	127.32	3.2
New England	6	3,672	191.36	86.6	165.81	170.55	84.3	143.77	15.3
Atlanta	7	3,846	154.04	67.6	104.17	151.93	65.7	99.80	4.4
Mountain	7	2,885	129.88	64.7	84.03	129.30	63.8	82.45	1.9
Canada	4	1,643	167.12	69.6	116.36	166.70	66.2	110.40	5.4
Latin America	4	1,075	230.02	69.5	159.96	197.66	66.3	130.97	22.1

All Regions	104	55,224	182.06	78.4	142.82	173.92	76.3	132.75	7.6

	As of September 7, 2012		Year-to-date ended September 7, 2012			Year-to-date ended September 9, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Pacific	25	13,896	$183.29	79.0%	$144.72	$173.54	77.1%	$133.73	8.2%
Mid-Atlantic	11	8,634	235.07	80.5	189.24	229.03	76.4	174.92	8.2
South Central	9	5,695	149.43	73.1	109.17	149.05	69.7	103.93	5.0
Florida	8	3,680	218.13	76.7	167.24	201.05	75.7	152.23	9.9
D.C. Metro	12	5,416	193.39	74.5	144.08	193.97	75.2	145.95	(1.3)
North Central	11	4,782	154.63	73.0	112.95	148.19	71.8	106.42	6.1
New England	6	3,672	185.79	74.8	139.05	170.96	72.8	124.41	11.8
Atlanta	7	3,846	158.00	69.0	108.95	155.66	66.1	102.88	5.9
Mountain	7	2,885	161.67	67.1	108.48	158.47	66.2	104.95	3.4
Canada	4	1,643	167.66	67.2	112.61	167.87	67.4	113.08	(0.4)
Latin America	4	1,075	232.78	71.0	165.33	208.94	68.8	143.74	15.0

All Regions	104	55,224	187.48	75.4	141.34	180.41	73.4	132.43	6.7

(a)	The reporting periods for our comparable operating statistics for the quarters ended September 7, 2012 and September 9, 2011 are from June 16, 2012 to September 7, 2012 and June 18, 2011 to September 9, 2011, respectively. The reporting periods for our comparable operating statistics for the year-to-date ended September 7, 2012 and September 9, 2011 are from December 31, 2011 to September 7, 2012 and January 1, 2011 to September 9, 2011, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10-K.

For the third quarter of 2012, our Florida region was our top performing region, with strong RevPAR growth of 19.1% reflecting a 12.5% increase in average room rate and occupancy growth of 4.0 percentage points. The performance for the region included an 18.8% increase in RevPAR at our Tampa hotels due to demand from the Republican National Convention, which was held at our Tampa Marriott Waterside.

For the third quarter of 2012, RevPAR for the New England region increased 15.3%, led by our Boston hotels with RevPAR growth of 15.4% due to an average room rate increase of 12.6% and an occupancy increase of 2.2 percentage points to over 88%. The outperformance was driven by strong group demand, which allowed us to benefit from rate growth for both group and transient business.

Our Pacific region outperformed the portfolio for the third quarter of 2012, as RevPAR increased 8.6% led by our San Francisco hotels with a RevPAR increase of 12.7%. RevPAR growth in the San Francisco market was due to an average room rate improvement of 9.2% and a 2.8 percentage point increase in occupancy to over 88% as high occupancy levels allowed our operators to shift the mix of business to higher-rated transient segments. Our Los Angeles hotels had RevPAR growth of 9.1% as strong group demand helped drive an increase in average room rate of 4.9%. Our Hawaiian hotels also performed well, with RevPAR up 7.7% driven primarily by average room rate growth of 7.1%.

Our South Central region improved for the third quarter of 2012, with increased RevPAR of 7.6%, primarily as a result of a 5.0 percentage point increase in occupancy. For the third quarter, our Houston hotels increased RevPAR by13.1%, driven by a 6.3 percentage point increase in occupancy and an increase in average room rate of 3.1%.

Our Mid-Atlantic region had RevPAR growth of 6.9% due to a 4.1 percentage point increase in occupancy and a 1.9% increase in average room rate. The top performing market was Philadelphia, with a RevPAR increase of 20.8% due to occupancy improvement of 11.4 percentage points driven by both group and transient demand, and an average room rate increase of 3.0%. Results for the quarter benefited from the 2011 rooms and meeting space renovations at the Philadelphia Downtown Marriott. The improved results for this hotel accounted for approximately 40 basis points and 50 basis points of our overall comparable hotel RevPAR growth for the quarter and year-to-date, respectively. RevPAR for our New York hotels increased 4.6% due to occupancy growth of over 2.2 percentage points and a 2.1% increase in average room rate as renovations at three hotels affected our results.

Our North Central region had RevPAR growth of 3.2%, as our Chicago hotels underperformed our portfolio with a RevPAR increase of 3.5%, due to lower levels of citywide and group demand when compared to the third quarter of 2011.

Our D.C. Metro region experienced a RevPAR decline of 0.6% as both group and transient demand underperformed the portfolio in the region due to the lack of legislative activity and the presidential election. Results in the quarter also were negatively affected by the rooms renovation at the Hyatt Regency on Capitol Hill.

Year-to-date, our New England, Florida, Mid-Atlantic, and Pacific regions all experienced RevPAR growth in excess of 8%. These regions were led by growth in several of our primary markets, such as Boston, Tampa, Miami and Ft. Lauderdale, Philadelphia, San Francisco and Los Angeles. Year-to-date, the D.C. Metro region was our only domestic region to experience an overall RevPAR decline due to a weaker city-wide calendar, government travel cutbacks, and the lack of legislative activity, which reduced demand.

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

Transient revenue increased 5.8% for the quarter and 5.9% year-to-date compared to 2011. The third quarter 2012 increase was driven primarily by a 5.3% growth in average rate, as strong overall occupancy at our properties allowed operators to increase transient rates. Year-to-date, the improvement in transient revenue reflects a 4.8% increase in average room rate and a 1.1% increase in demand.

Group revenue increased 9.9% and 7.6% for the quarter and year-to-date, respectively. For the third quarter 2012, group demand was up 6.3% and average rate increased 3.4%. The improvement in group demand was driven primarily by a 23% increase in revenues from the corporate group segment for the quarter. Year-to-date, the improvement in group revenue reflects a 5.2% increase in demand and a 2.3% increase in average room rates.

Property-level Operating Expenses

The following tables present property-level operating expenses in accordance with GAAP and include both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended
	September 7, 2012	September 9, 2011	% Increase

Rooms	$216	$204	5.9%
Food and beverage	244	234	4.3
Other departmental and support expenses	305	301	1.3
Management fees	45	41	9.8
Other property-level expenses	138	138	—
Depreciation and amortization	160	147	8.8

Total property-level operating expenses	$1,108	$1,065	4.0

	Year-to-date ended
	September 7, 2012	September 9, 2011	% Increase

Rooms	$594	$555	7.0%
Food and beverage	738	698	5.7
Other departmental and support expenses	871	841	3.6
Management fees	135	125	8.0
Other property-level expenses	405	391	3.6
Depreciation and amortization	472	435	8.5

Total property-level operating expenses	$3,215	$3,045	5.6

Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 55% of the operating expenses at our hotels (which excludes depreciation). Wages and benefits for our comparable hotels increased 4.3% and 4.1% for the quarter and year-to-date ended September 7, 2012, respectively. Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels. Operating expenses in 2012 also include the operations of our Recent Acquisitions, which increased our total property-level operating expenses by an incremental $67 million for the year-to-date ended September 7, 2012.

Rooms. Room expenses increased $12 million, or 5.9%, to $216 million and $39 million, or 7.0%, to $594 million for the quarter and year-to-date ended September 7, 2012, respectively. The increase in room expenses reflects an increase of 6.1% and 5.6% for the quarter and year-to-date periods, respectively, at our comparable hotels, primarily due to higher occupancy at our properties, as well as higher wage rates and benefits. As a result, when coupled with the improved room revenue for the quarter and year-to-date periods, we experienced strong growth in comparable room operating profit. Room expense for the year-to-date ended September 7, 2012 increased $13 million due to incremental expenses from our Recent Acquisitions.

Food and beverage. F&B expenses increased $10 million, or 4.3%, to $244 million and $40 million, or 5.7%, to $738 million for the quarter and year-to-date ended September 7, 2012, respectively. The increase in F&B costs reflects an increase of $9 million and $28 million for the quarter and year-to-date periods, respectively, at our comparable hotels. This cost increase is in-line with the increase in comparable F&B revenues, as the overall growth in the food and beverage department for the quarter was primarily driven by improvements at our outlets, which generally have a lower overall operating margin than banquet revenues. In addition, F&B expenses for the year-to-date ended September 7, 2012 increased $11 million due to incremental expenses from our Recent Acquisitions.

Other departmental and support expenses. Other departmental and support expenses increased $4 million, or 1.3%, to $305 million and $30 million, or 3.6%, to $871 million for the quarter and year-to-date ended September 7, 2012, respectively. These increases primarily were driven by higher sales and marketing expenses, which are variable and dependent upon revenues, such as loyalty rewards expense and national sales allocations. We also benefited from lower utility costs for both the quarter and year-to-date periods, which are the result of lower usage and advantageous fuel purchase contracts in some of our markets. Our year-to-date other departmental and support expenses also increased due to the inclusion of $16 million of incremental costs from our Recent Acquisitions.

Management fees. Management fees, which generally are calculated as a percentage of revenues and operating profit, increased $4 million, or 9.8%, to $45 million and $10 million, or 8.0%, to $135 million for the quarter and year-to-date ended September 7, 2012, respectively, which is consistent with our overall improvements in revenues and operating profit. Our year-to-date management fees include $2 million of incremental costs from our Recent Acquisitions. Base management fees, which generally are calculated as a percentage of total revenues, increased $2 million and $7 million for the quarter and year-to-date periods, respectively. Incentive management fees, which generally are calculated based on operating profit after a preferred return, increased $3 million and $4 million for the quarter and year-to-date periods, respectively.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses remained constant at $138 million for the quarter and increased $14 million, or 3.6%, to $405 million for the year-to-date ended September 7, 2012. The year-to-date ended September 7, 2012 also includes $9 million due to incremental expenses from our Recent Acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $13 million, or 8.8%, to $160 million and $37 million, or 8.5%, to $472 million for the quarter and year-to-date ended September 7, 2012, respectively. These increases primarily are due to the inclusion of depreciation expense for recent capital expenditures and recent acquisitions.

Other Income and Expense

Corporate and Other Expenses. Corporate expenses increased $19 million to $31 million and $16 million to $74 million for the quarter and year-to-date ended September 7, 2012, respectively. For the quarter ended September 7, 2012, the increase was due primarily to a $6 million increase in acquisition costs and a $9 million increase in restricted stock expense. The restricted stock expense associated with liability classified awards are based on the fair value of the awards at the balance sheet date and, as a result, will vary due to changes in Host Inc’s stock price and stockholder returns relative to (i) the NAREIT index, (ii) the S&P 500 index, and (iii) a selected lodging index. The increase in restricted stock expense during the third quarter of 2012 reflects a return to more normalized levels as the expense declined significantly in the third quarter of 2011 due to the decline in our stock price during that period. Year-to-date, the increase primarily was driven by a $7 million increase in restricted stock expense and wages and benefits, with the remainder of the increase primarily reflecting an increase in costs at our international offices and acquisition expenses.

Interest Expense. Interest expense increased $6 million, or 6.9%, to $93 million and $13 million, or 5.0%, to $272 million for the quarter and year-to-date ended September 7, 2012, respectively. These increases reflect the growth in costs associated with debt extinguishments (including prepayment premiums, the acceleration of deferred financing costs and incremental interest), which increased $13 million and $22 million for the quarter and year-to-date periods, respectively. These increases were partially offset by a decline in interest expense for both the quarter and year-to-date periods due to a lower weighted average interest rate and overall debt balance (for a detailed discussion, see “—Liquidity and Capital Resources”). In addition, savings from our fixed-to-floating interest rate swap reduced interest expense by $1.4 million and $4.1 million for the quarter and year-to-date ended September 7, 2012, respectively, and $1.5 million and $4.6 million for the quarter and year-to-date ended September 9, 2011, respectively.

Benefit (provision) for income taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The increase in the tax provision for the quarter ended September 7, 2012 as compared to the corresponding period in 2011 and decrease in the tax benefit for the year-to-date ended September 7, 2012 as compared to the corresponding period in 2011 is a result of increased profitability of the TRS during these periods.

Income (Loss) from Discontinued Operations. The income from discontinued operations for the year-to-date ended September 7, 2012 primarily resulted from the $48 million gain recorded as a result of the sale of the San Francisco Airport Marriott during the first quarter of 2012.

Other Comprehensive Income (Loss). Other comprehensive income (loss) improved by $25 million, to $16 million, and by $4 million, to $10 million for the quarter and year-to-date ended September 7, 2012, respectively. The improvement is due to unrealized foreign currency translation gains as the value of our foreign investments increased due to the relative weakening of the U.S. dollar compared to the functional currencies of our foreign investments. This improvement was offset slightly by unrealized losses due to a decrease in the fair value of our derivatives that qualify as hedging instruments.

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P. and the issuance of stock by Host Inc. Host L.P. generates the capital required by our business through its operations, the direct or indirect incurrence of indebtedness, the issuance of OP units, or the sale of properties. Host Inc. is a REIT and its only material asset is the ownership of partnership interests of Host L.P.; therefore, all of its activities are conducted through Host L.P., except for the issuance of its common stock and preferred stock. However, proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of the liquidity and capital resources of each entity as the discussion below can be applied to both Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide stability and financial flexibility, given the inherent volatility in the lodging industry. During 2012, as operations have improved, we continue to focus on strategically decreasing our debt-to-EBITDA (leverage) ratio and increasing our interest coverage ratio through (i) acquisitions and other investments funded with free cash flow, equity issuances and/or dispositions and (ii) the repayment and refinancing of senior notes and mortgage debt to extend maturity dates and lower interest rates. Consistent with this strategy, during the third quarter of 2012 we issued $450 million of 4 3/4% senior notes, the lowest interest rate for senior notes in company history. We also entered into a $500 million term loan through an amendment of our credit facility which, based on our current leverage ratio, has a floating rate of interest of LIBOR plus a margin of 180 basis points (or approximately an all-in interest rate of 2.0%). We used the proceeds from these two transactions, along with available cash, to repay $650 million of 6 3/8% Series O senior notes due 2015 and $150 million of 6 3/4% Series Q senior notes due 2016. Additionally, we issued $253 million of equity year-to-date through our at-the-market offering programs.

Our debt profile is structured to allow us to access different forms of financing, primarily senior notes, exchangeable debentures and credit facility draws, as well as mortgage debt in the U.S. Generally, this means that we will look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities, and maintain a balanced maturity schedule. As of September 7, 2012, 106 of our 120 hotels are unencumbered by mortgage debt and approximately 80% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, none of which are collateralized by specific hotel properties.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. On September 17, 2012, we declared a dividend of $.08 per share of Host Inc.’s common stock. The dividend, which will total approximately $58 million, is payable on October 15, 2012. See also “—Dividend Policy” for more information.

Capital Resources. As of September 7, 2012, we had $254 million of cash and cash equivalents and $751 million available under our credit facility. We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities, and fund our capital expenditures program. We depend primarily on external sources of capital or proceeds from asset sales to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE through our current at-the-market offering program described previously, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Because a portion of our debt matures every year, we will continue to use our available cash or new debt issuances to redeem or refinance senior notes and mortgage debt, taking advantage of favorable market conditions, when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense.

In February of 2012, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). As of September 7, 2012, we had $248 million available for repurchases pursuant to this authority. Separately, and in addition to the above amount the Board of Directors also authorized redemptions and repurchases of all or a portion of the $175 million principal amount of our 3.25% exchangeable debentures. We may purchase senior notes and exchangeable debentures for cash or other consideration through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and NAREIT Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of the expense of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile, and given movements in prevailing conditions in capital markets and relative pricing, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur contemporaneously.

During the third quarter of 2012, we issued 2.1 million shares of Host Inc. common stock, at an average price of $15.56 per share, for net proceeds of approximately $32 million under our 2012 at-the-market program. At September 7, 2012, we have $319 million of remaining capacity under this program.

Sources and Uses of Cash. Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Cash provided by operations increased $41 million to $425 million for the year-to-date ended September 7, 2012 as compared to the corresponding period in 2011, primarily due to improved operating profit at our hotels, partially offset by additional payments for debt extinguishment costs.

Cash Used in Investing Activities. Approximately $822 million of cash was used in investing activities during the first three quarters of 2012 compared to $1,342 million during the first three quarters of 2011. For 2012, this includes $441 million for acquisitions and $456 million for capital expenditures, partially offset by proceeds of $113 million from the disposition of two hotels, while the prior year activity included the acquisition of ten properties for $1,036 million. Capital expenditures include $211 million during the first three quarters of 2012 on ROI/redevelopment projects, compared to $153 million in the first three quarters of 2011. Our renewal and replacement capital expenditures were approximately $245 million for the first three quarters of 2012 compared to $182 million for the first three quarters of 2011.

The following table summarizes the significant investments and dispositions that have been completed as of October 12, 2012 (in millions):

Transaction date	Description of transaction	Investment price
Acquisitions/ Investments
July	Investment in European joint venture – Le Méridien Grand Hotel Nuremberg	$(13)
July	Acquisition of Grand Hyatt Washington, D.C. (a)	(409)
June - July	Acquisition of land and construction spending for development in Rio de Janeiro, Brazil	(23)
May	Investment in the Hyatt Place, Nashville joint venture	(2)
March	Investment in the Asia/Pacific joint venture – Citigate Perth acquisition	(16)

	Total acquisitions/investments	$(463)

Dispositions
August	Disposition of Hartford Marriott Rocky Hill (b)	$5
March	Disposition of San Francisco Airport Marriott (c)	108

	Total dispositions	$113

(a)	This hotel was purchased for a price of $400 million, plus approximately $9 million for the settlement of a derivative liability and for other related assets. This price does not include the acquisition of the FF&E fund for $6 million and working capital at the hotel of $2 million.
(b)	This hotel was sold at a price of $5 million plus $2 million for the FF&E replacement fund.
(c)	This hotel was sold at a price of $108 million plus $5 million for the FF&E replacement fund.

Cash Provided by Financing Activities. Approximately $175 million of cash was used in financing activities during the first three quarters of 2012. The following table summarizes the significant debt and equity transactions through October 12, 2012 (in millions):

Transaction Date	Description of transaction	Transaction Amount
Debt Issuances
August	Proceeds from the issuance of $450 million of 4 3/4%, Series C senior notes	$443
August	Draw on credit facility	105
July	Borrowing of $500 million Term Loan	498
June	Proceeds from the issuance of a mortgage loan secured by the Hyatt Regency Reston	98
March	Proceeds from the issuance of 5 1/4%, $350 million of Series A senior notes	344
February	Draw on credit facility	22

	Total	$1,510

Debt Repayments
August	Redemption of $150 million of 6 3/4% Series Q senior notes	$(153)
August	Redemption of $650 million of 6 3/8% Series O senior notes	(657)
May	Repayment of 10% senior notes due May 2012	(7)
April	Redemption of 2007 Debentures	(386)
April - May	Redemption of $500 million of 6 7/8% Series S senior notes	(508)
April	Repayment of 7.5% mortgage loan secured by JW Marriott, Washington, D.C.	(113)

	Total	$(1,824)

Equity of Host Inc.
January - September	Issuance of approximately 16.3 million common shares under Host Inc.’s continuous equity offering programs (a)	$253

	Total proceeds	$253

(a)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 16 million common OP units.

Debt

As of September 7, 2012, our total debt was $5,495 million and 106 of our hotels were unencumbered by mortgage debt. Our debt has an overall average interest rate of 5.5% and an average maturity of 5.4 years. Currently, 78% of our debt has a fixed rate of interest.

Senior notes. During the quarter, we issued $450 million of 4 3/4% Series C senior notes due 2023 and used the net proceeds of approximately $443 million, along with the proceeds from the term loan discussed below, to redeem $650 million of our 6 3/8% Series O senior notes due 2015 for a redemption price of $657 million and $150 million of 6 3/4% Series Q senior notes due 2016 for a redemption price of $153 million.

Term Loan. On July 25, 2012, we entered into a $500 million unsecured term loan (“Term Loan”) through an amendment of our credit facility. We used these proceeds to repay senior notes, as discussed above, and for general corporate purposes. The loan is with a syndicate of lenders comprising most of the lenders in our credit facility and a few additional lenders. The Term Loan matures in five years and, based on our leverage ratio at September 7, 2012, has an interest rate of LIBOR plus a margin of 180 basis points (or approximately a 2.0% all-in interest rate). The interest rate margin can range from 165 to 265 basis points (depending on Host L.P.’s consolidated leverage ratio) or, under certain circumstances, in the event that Host L.P.’s long-term unsecured debt rating is investment grade, from 115 to 200 basis points. The covenants and events of default were not changed and the Term Loan has the same covenants and events of default as does the revolver portion of the credit facility. As part of the amendment, the accordion feature, under which the Term Loan was entered, was restored to $500 million. This feature allows for additional revolver or term loan capacity, subject to obtaining additional lender commitments and the satisfaction of certain other conditions.

Credit Facility. During the quarter, we drew $105 million on the revolver portion of our credit facility to facilitate the acquisition of the Grand Hyatt Washington, D.C., and to invest in the Euro JV Fund II in connection with its acquisition of the Le Méridien Grand Hotel in Nuremberg, Germany.

Exchangeable Senior Debentures. As of September 7, 2012, we have three issuances of exchangeable senior debentures outstanding: $400 million of 2 1/2% debentures that were issued on December 22, 2009 (“2009 Debentures”), $2 million of 2 5/8% debentures that were issued on March 23, 2007 (“2007 Debentures”) and $175 million of 3 1/4% debentures that were issued on March 16, 2004 (“2004 Debentures”, collectively with 2009 Debentures and 2007 Debentures, the “Debentures”). We redeemed the $2 million of 2007 Debentures for cash on October 2, 2012. The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (“put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of our common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price equal to 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of the common shares of Host Inc. Upon exchange, the 2004 Debentures would be exchanged for Host Inc. common stock and the 2009 Debentures would be exchanged for Host Inc. common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders.

The following chart details our outstanding Debentures as of October 12, 2012:

	Maturity date	Next put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	72.8701	$13.72	29.1 million
2004 Debentures	4/15/2024	4/15/2014	4/19/2009	175	66.4091	15.06	11.6 million

Total principal outstanding				$575

We account separately for the liability and equity components of our Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the Debentures, which is the expected life of the debt. However, there is no effect of this accounting treatment on our cash interest payments. The following chart details the initial allocations between the debt and equity components of the Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at September 7, 2012 (in millions):

				September 7, 2012
	Initial face amount	Initial debt value	Initial equity value	Face amount outstanding	Debt carrying value	Unamortized discount
2009 Debentures	$400	$316	$82	$400	$351	$49
2007 Debentures (a)	600	502	89	2	2	—
2004 Debentures	500	413	76	175	175	—

Total	$1,500	$1,231	$247	$577	$528	$49

(a)	Redeemed for cash on October 2, 2012.

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Contractual interest expense (cash)	$4	$7	$14	$22
Non-cash interest expense due to discount amortization	3	7	12	22

Total interest expense	$7	$14	$26	$44

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of September 7, 2012:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio (a)	4.6x	Maximum ratio of 7.25x
Fixed charge coverage ratio	2.9x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (a)	4.3x	Minimum ratio of 1.75x

(a)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants. Under the terms of our senior notes indenture, which includes our Debentures, our ability to incur indebtedness and make distributions is subject to certain restrictions and the satisfaction of various financial conditions, including maintaining a certain EBITDA-to-interest coverage ratio and levels of indebtedness and secured indebtedness relative to adjusted total assets. Even if we are below the coverage levels otherwise required to incur debt and make distributions, we still are permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $400 million of mortgage debt whose proceeds would be used to repay debt under the credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $150 million of other debt. We also are permitted to make distributions of estimated taxable income that are necessary to maintain REIT status.

Our senior notes indenture also imposes a requirement to maintain unencumbered assets (as defined in the indenture based on undepreciated book value) of not less than 125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage must be maintained at all times and is distinct from the coverage requirements necessary to incur debt or to make distributions discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or to make distributions, but which would not otherwise cause a default under our senior notes indenture).

We are in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of September 7, 2012:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	375%	Minimum ratio of 125%
Total indebtedness to total assets	29%	Maximum ratio of 65%
Secured indebtedness to total assets	5%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	4.0x	Minimum ratio of 2.0x

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2011.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Euro JV Fund I (11 hotels, 3,512 rooms) and a 33.4% interest in Euro JV Fund II (three hotels, 868 rooms). The Euro JV currently has €777 million of mortgage debt. The operating performance of the portfolio of six properties that secures €339 million of mortgage loans due in 2013 is below levels required by certain debt covenants, which have triggered covenant defaults and cash sweeps under the loans. These loans are cross-collateralized, meaning that a default under one loan could trigger a default on the loans for the other five properties. We have entered into discussions with the lenders regarding the potential refinancing or extension of the maturity date of this debt. Due to the current difficult economic climate in Europe, the refinancing options for this debt may be limited and we expect that lenders may require more stringent financial covenants, higher rates of interest, and lower loan-to-value ratios on future loans. These requirements, upon a refinancing or a debt extension transaction, likely will require a partial principal reduction via an equity contribution from the partners of the Euro JV, including Host Inc. We do not anticipate that the equity contribution will be material to our financial position. A covenant default also has been triggered under a mortgage loan secured by three properties totaling €70.5 million that is due in 2014. The Euro JV currently is in discussions with the lender of this debt regarding a waiver for the remainder of the term. If operations do not improve, discussions with lenders are unsuccessful, and the Euro JV does not or is unable to cure these defaults, the lenders may, among other remedies, accelerate the loans. All of these mortgage loans are non-recourse to us and our partners and a default under these loans does not trigger a default under any of our debt.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of September 7, 2012, Host Inc. is the owner of approximately 98.6% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

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

On September 17, 2012, the Board of Directors of Host Inc. declared a dividend of $0.08 per share on our common stock, an increase of $0.01 per share from the previous quarter. The dividend is payable on October 15, 2012 to stockholders of record as of September 28, 2012. Accordingly, Host L.P. made a distribution of $0.08171952 per unit on its common OP units.

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

Change in Reporting Periods

The results we report in our consolidated statements of operations are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International, Inc. (“Marriott”), the manager of approximately 55% of our properties, uses a fiscal year ending on the Friday closest to December 31 and reports twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its managed hotels. In contrast, other managers of our hotels, such as Starwood and Hyatt, report results on a monthly basis. Additionally, Host Inc., as a REIT, is required by tax laws to report results on a calendar year. As a result, we elected to adopt the reporting periods used by Marriott, except that our fiscal year always ends on December 31 in order to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott, but our fourth quarter ends on December 31 and our full year results, as reported in our consolidated statement of operations, always includes the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted are: (1) quarterly start dates usually will differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, the third quarter of 2012 ended on September 7, and the third quarter of 2011 ended on September 9, though both quarters reflect twelve weeks of operations. In contrast, the September 7, 2012 year-to-date operations included 251 days of operations, while the September 9, 2011 year-to-date operations included 252 days of operations.

Marriott has announced that, beginning January 1, 2013, it will convert from a 52-53 week fiscal year to a 12-month calendar year. As a result, we will adopt a calendar quarter reporting cycle in the first quarter of 2013. This conversion will allow us to eliminate the quarterly reporting variance discussed above.

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

(ii)	that have not sustained substantial property damage or business interruption, or undergone large-scale capital projects (as further defined below) during the reporting periods being compared.

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

Of the 120 hotels that we owned on September 7, 2012, 104 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 7, 2012 are excluded from comparable hotel results for these periods:

•	Grand Hyatt Washington, D.C. (acquired in July 2012);

•	Hilton Melbourne South Wharf (acquired in April 2011);

•	New York Helmsley Hotel (acquired in March 2011);

•	Manchester Grand Hyatt San Diego (acquired in March 2011);

•	The portfolio of seven hotels in New Zealand (acquired in February 2011);

•	Orlando World Center Marriott Resort & Convention Center (business interruption due to a large-scale capital project, which includes façade restoration, the shutdown of the main pool and a complete restoration and enhancement of the hotel, including new water slides and activity areas, new pool dining facilities and the renovation of one tower of guestrooms, meeting space and restaurants);

•

Atlanta Marriott Perimeter Center (business interruption due to extensive renovations, which includes renovation of the guest rooms, lobby, bar and restaurant and the demolition of one tower of the hotel, reducing the room count at the hotel);

•	Chicago Marriott O’Hare (business interruption due to extensive renovations, which includes renovating every aspect of the hotel and shutting down over 200 rooms);

•

Sheraton Indianapolis Hotel at Keystone Crossing (business interruption due to extensive renovations, which includes the conversion of one tower of the hotel into apartments, reducing the room count, and the renovation of the remaining guest rooms, lobby, bar and meeting space); and

•

San Diego Marriott Marquis & Marina (business interruption due to extensive renovations, which includes the renovation of every aspect of the hotel and required the entire hotel to be closed for a period of time).

The operating results of (i) three hotels disposed of in 2012 and 2011, (ii) the Le Méridien Piccadilly, which was transferred to the Euro JV in 2011, and (iii) the 53 Courtyard by Marriott properties leased from HPT are not included in comparable hotel results for the periods presented herein.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP within the meaning of applicable SEC rules. These measures are as follows:

•	Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA, as a measure of performance for Host Inc. and Host L.P.,

•

Funds From Operations (“FFO”) and FFO per diluted share, both calculated in accordance with National Association of Real Estate Investment Trust (“NAREIT”) guidelines and with certain adjustments from those guidelines, as a measure of performance for Host Inc., and

•	Comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P.

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable to it. We have also included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2011, further explanations of the adjustment being made, a statement disclosing the reasons why we believe the presentation of each of our non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use our non-GAAP financial measures, and the limitations on their use.

EBITDA and Adjusted EBITDA

Historically, management has adjusted EBITDA for the following items when evaluating the performance of Host Inc. and Host L.P. (we refer to this measure as Adjusted EBITDA): (i) we exclude the effects of gains (losses), including the amortization of deferred gains, recorded on the disposition or acquisition of depreciable assets and property insurance gains, (ii) we exclude the equity in earnings (losses) of affiliates presented in our consolidated statement of operations and include our pro rata share of the Adjusted EBITDA of our equity investments, (iii) we deduct the non-controlling partners’ pro rata share of the Adjusted EBITDA of our consolidated partnerships, (iv) we exclude costs associated with completed property acquisitions that are expensed in the period presented, (v) we exclude any impairment losses that we recognize on our assets and (vi) we exclude the cumulative effect of changes in accounting principles required under newly-promulgated accounting standards. For more information on these adjustments, see our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBIDTA and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P.

(in millions)

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Net income (loss)	$(36)	$(35)	$48	$(32)
Interest expense	93	87	272	259
Depreciation and amortization	160	147	472	435
Income taxes	11	3	10	(9)
Discontinued operations (a)	—	2	—	4

EBITDA	228	204	802	657
Gain on dispositions (b)	—	—	(48)	—
Acquisition costs	6	—	6	4
Non-cash impairment charges	—	—	—	3
Amortization of deferred gains	(1)	(3)	(3)	(6)
Equity investment adjustments:
Equity in earnings of affiliates	1	5	(2)	3
Pro rata Adjusted EBITDA of equity investments	9	8	21	19
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(2)	(2)	(12)	(11)

Adjusted EBITDA	$241	$212	$764	$669

(a)	Reflects the interest expense, depreciation and amortization and income taxes included in discontinued operations.
(b)	Reflects the gain recorded on the sale of the San Francisco Airport Marriott in the first quarter 2012.

FFO Measures

NAREIT defines FFO as net income (calculated in accordance with GAAP) excluding: gains and losses from sales of depreciable real estate assets, the cumulative effect of changes in accounting principles, real estate-related depreciation, amortization and impairments and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect our pro rata FFO of those entities on the same basis. We also present Adjusted FFO, which is NAREIT FFO as further adjusted to exclude (i) the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of deferred financing costs from the original issuance of the debt being redeemed or retired and gains on debt repurchases as well as the original issuance costs associated with the retirement of preferred stock, (ii) the effects of costs associated with completed property acquisitions that are expensed in the period presented, and (iii) the effect of gains or losses associated with litigation recorded under GAAP that we consider outside the ordinary course of business. For more information on these adjustments, see our Annual Report on Form 10-K for the year ended December 31, 2011.

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income (Loss) to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Net income (loss)	$(36)	$(35)	$48	$(32)
Less: Net (income) loss attributable to non-controlling interests	2	2	(2)	—

Net income (loss) attributable to Host Inc.	(34)	(33)	46	(32)
Adjustments:
Gain on dispositions, net of taxes	—	—	(48)	—
Amortization of deferred gains and other property transactions, net of taxes	(1)	(3)	(3)	(6)
Depreciation and amortization	160	149	471	439
Non-cash impairment charges	—	—	—	3
Partnership adjustments	3	1	7	4
FFO of non-controlling interests of Host L.P.	(2)	(2)	(7)	(6)

NAREIT FFO	126	112	466	402
Adjustments to NAREIT FFO:
Loss on debt extinguishments (a)	18	5	32	10
Acquisition costs	6	—	8	4
Loss attributable to non-controlling interests (b)	—	—	(1)	—

Adjusted FFO	$150	$117	$505	$416

For calculation on a per diluted basis:

Adjustments for dilutive securities (c):
Assuming conversion of Exchangeable Senior Debentures	$1	$1	$21	$6

NAREIT FFO	$127	$113	$487	$408

Adjustments for dilutive securities (c):
Assuming conversion of Exchangeable Senior Debentures	$7	$1	$21	$23

Adjusted FFO	$157	$118	$526	$439

Diluted weighted average shares outstanding – EPS	721.3	702.1	715.7	688.4
Assuming issuance of common shares granted under the Comprehensive Stock Plan	1.1	1.5	1.2	1.6
Assuming conversion of Exchangeable Senior Debentures	11.7	11.5	40.4	18.3

Diluted weighted average shares outstanding – NAREIT FFO	734.1	715.1	757.3	708.3
Assuming conversion of Exchangeable Senior Debentures	28.8	0.6	—	28.4

Diluted weighted average shares outstanding – Adjusted FFO	762.9	715.7	757.3	736.7

NAREIT FFO per diluted share (c)	$.17	$.16	$.64	$.58

Adjusted FFO per diluted share (c)	$.21	$.16	$.69	$.60

(a)	Represents costs primarily associated with the redemption of the Series S, O and Q senior notes in 2012 and the redemption of the Series K senior notes and 2007 Debentures in 2011.

(b)	Represents the portion of the adjustments to NAREIT FFO available to non-controlling partners of Host L.P.
(c)	Earnings/loss per diluted share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted primarily under comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for securities if they are anti-dilutive. For the periods presented, NAREIT FFO and Adjusted FFO have been adjusted to reflect the impact on our earnings of treating our outstanding exchangeable debentures as having been exchanged for shares of Host Inc. common stock at the beginning of the period presented.

Comparable Hotel Operating Results

We present certain operating results of our hotels, such as hotel revenues, expenses, adjusted operating profit and adjusted operating profit margin, on a comparable hotel, or “same store” basis as supplemental information for investors. For an explanation of which properties we considered to be “comparable hotels”, see “Comparable Hotel Operating Statistics” above.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein and a reconciliation of the differences between comparable hotel adjusted operating profits (loss), a non-GAAP financial measure, and operating profit (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable. Similar reconciliations of the differences between (i) comparable hotel revenues and (ii) our total revenues as calculated and presented in accordance with GAAP (each of which is used in the applicable margin calculation), and between (iii) comparable hotel expenses and (iv) operating costs and expenses as calculated and presented in accordance with GAAP, are provided in the footnotes to the reconciliation:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics) (a)

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Number of hotels	104	104	104	104
Number of rooms	55,224	55,224	55,224	55,224
Percent change in comparable hotel RevPAR	7.6%	—	6.7%	—
Operating profit margin under GAAP (b)	5.4%	4.8%	7.5%	6.1%
Comparable hotel adjusted operating profit margin (b)	22.2%	19.35%	23.6%	21.9%
Comparable hotel revenues
Room	$689	$640	$1,940	$1,814
Food and beverage	260	248	877	832
Other	61	59	182	175

Comparable hotel revenues (c)	1,010	947	2,999	2,821

Comparable hotel expenses
Room	190	179	526	498
Food and beverage	216	207	659	631
Other	36	36	103	102
Management fees, ground rent and other costs	344	342	1,004	973

Comparable hotel expenses (d)	786	764	2,292	2,204

Comparable hotel adjusted operating profit	224	183	707	617
Non-comparable hotel results, net (e)	30	31	105	86
Income (loss) from hotels leased from HPT	2	(1)	—	(7)
Depreciation and amortization	(160)	(147)	(472)	(435)
Corporate and other expenses	(31)	(12)	(74)	(58)

Operating profit	$65	$54	$266	$203

(a)	The reporting periods for our comparable operating statistics for the quarters ended September 7, 2012 and September 9, 2011 are from June 16, 2012 to September 7, 2012 and June 18, 2011 to September 9, 2011, respectively. The reporting periods for our comparable operating statistics for the year-to-date ended September 7, 2012 and September 9, 2011 are from December 31, 2011 to September 7, 2012 and January 1, 2011 to September 9, 2011, respectively. For further discussion, see “Reporting Periods” in our most recent Annual Report on Form 10–K.

(b)	Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented in the condensed consolidated statements of operations. Comparable margins are calculated using amounts presented in the above table.
(c)	The reconciliation of total revenues per the condensed consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Revenues per the consolidated statements of operations	$1,204	$1,131	$3,555	$3,306
Non-comparable hotel revenues	(147)	(142)	(430)	(371)
Hotel revenues for which we record rental income, net	11	11	37	36
Revenues for hotels leased from HPT	(58)	(53)	(163)	(150)

Comparable hotel revenues	$1,010	$947	$2,999	$2,821

(d)	The reconciliation of operating costs per the condensed consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended		Year-to-date ended
	September 7, 2012	September 9, 2011	September 7, 2012	September 9, 2011
Operating costs and expenses per the consolidated statements of operations	$1,139	$1,077	$3,289	$3,103
Non-comparable hotel expenses	(117)	(111)	(325)	(286)
Hotel expenses for which we record rental income	11	11	37	37
Expense for hotels leased from HPT	(56)	(54)	(163)	(157)
Depreciation and amortization	(160)	(147)	(472)	(435)
Corporate and other expenses	(31)	(12)	(74)	(58)

Comparable hotel expenses	$786	$764	$2,292	$2,204

(e)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our condensed consolidated statements of operations as continuing operations, (ii) gains on property insurance settlements, (iii) the results of our office buildings, and (iv) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the condensed consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of September 7, 2012 and December 31, 2011, 78% and 90%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate swaps or caps were entered into during the first three quarters of 2012. See Item 7A of our most recent Annual Report on Form 10–K and Note 10 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile, New Zealand and our investments in the European and Asia/Pacific joint ventures), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No contracts were entered into during the first three quarters of 2012. The following table summarizes our foreign currency sale contracts (in millions):

	Total Transaction Amount		Total Transaction	Forward	Fair Value at		Change in Fair Value for the year-to-date ended
Transaction Date Range	in Foreign Currency		Amount in U.S. Dollars	Purchase Date Range	September 7, 2012	December 31, 2011	September 7, 2012	September 9, 2011
February 2008-July 2011		€100	$140	October 2012- August 2015	$11.2	$8.8	$2.4	$(2.9)
July 2011	NZ$	30	$25	August 2013	$0.7	$1.9	$(1.2)	$1.2

Subsequent to quarter end, on September 13, 2012, we entered into an additional €30 million ($39 million) forward purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of September 17, 2015.

The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. See Item 7A of our most recent Annual Report on Form 10-K and Note 10 – “Fair Value Measurements” in this quarterly report.

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

We are continuing to vigorously pursue our appeal. On May 16, 2012, we filed a Petition for Review in the Texas Supreme Court and on August 17, 2012 the Court requested briefing on the merits. We anticipate that briefing will be completed by the end of 2012. No assurances can be given as to the outcome of this appeal.

Item 1A.	Risk Factors

We may not achieve the value we anticipate from new hotel developments or value enhancement projects at our existing hotels.

We are currently, and may in the future be, involved in the development of hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, office or apartments, including through joint ventures. There are risks inherent in any new development, including:

•

We may not obtain the zoning, occupancy and other required governmental permits and authorizations necessary to complete the development. A delay in receiving these approvals could affect the returns we expect to receive.

•	Any new construction involves the possibility of construction delays and cost overruns that may increase project costs.

•	Defects in design or construction may result in delays and additional costs to remedy the defect or require a portion of a property to be closed during the period required to rectify the defect.

•	We may not be able to meet the loan covenants in any financing obtained to fund the new development, creating default risks.

•

The development of timeshare units could become less attractive due to decreases in demand for residential, fractional or interval ownership, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell the timeshares for a profit or at the prices or selling pace we anticipate.

In addition, to the extent that developments are conducted through joint ventures that involve shared control, this creates additional risks, including the possibility that our partners may not meet its financial obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. See “We may acquire hotel properties through joint ventures with third parties that could result in conflicts.” in Item 1A of our Annual Report on Form 10-K for more information on the risks involved with joint ventures.

Any of the above factors could affect adversely our and our partners’ ability to complete the developments on schedule and along the scope that currently is contemplated, or to achieve the intended value of these projects. For these reasons, there can be no assurances as to the value to be realized by the company from these transactions or any future similar transactions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

None.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)

June 16, 2012-July 15, 2012	3,859	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	$—

July 16, 2012-August 15, 2012	6,032	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

August 16, 2012-September 7, 2012	7,907	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

Total	17,798	*		—	$—

*	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

4	Instruments Defining Rights of Security Holders

4.20	Forty-third Supplemental Indenture, dated August 2, 2012, among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on August 9, 2012).

10	Material Contracts

10.21	Amendment Agreement to Credit Agreement, dated as of July 25, 2012, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, and various other agents and lenders (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on July 25, 2012).

12	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the quarter and year-to-date ended September 7, 2012 and September 9, 2011, respectively, for Host Hotels & Resorts Inc.; (ii) the Condensed Consolidated Balance Sheets at September 7, 2012 and December 31, 2011, respectively, for Host Hotels & Resorts Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and year-to-date ended September 7, 2012 and September 9, 2011, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the year-to-date ended September 7, 2012 and September 9, 2011, respectively, for Host Hotels & Resorts Inc.; (v) the Condensed Consolidated Statements of Operations for the quarter and year-to-date ended September 7, 2012 and September 9, 2011, respectively, for Host Hotels & Resorts L.P.; (vi) the Condensed Consolidated Balance Sheets at September 7, 2012 and December 31, 2011, respectively, for Host Hotels & Resorts L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the quarter and year-to-date ended September 7, 2012 and September 9, 2011, respectively, for Host Hotels & Resorts L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the year-to-date ended September 7, 2012 and September 9, 2011, respectively, for Host Hotels & Resorts L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

October 15, 2012	/s/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller (Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC.

October 15, 2012	/s/ BRIAN G. MACNAMARA
Brian G. Macnamara Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P. (Principal Accounting Officer and duly authorized officer)