Form 10-K
period 2012-12-31
HOST HOTELS & RESORTS L.P.; HOST HOTELS & RESORTS, INC.
filed 2013-02-25
CIK 1061937, 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 (Host Hotels & Resorts, Inc.) 52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6903 Rockledge Drive, Suite 1500 Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (726,697,966 shares outstanding as of February 21, 2013)	New York Stock Exchange
Host Hotels & Resorts, L.P.	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest (721,213,932 units outstanding as of February 21, 2013)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes	☒	No	☐
Host Hotels & Resorts, L.P.	Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes	☐	No	☒
Host Hotels & Resorts, L.P.	Yes	☐	No	☒

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Host Hotels & Resorts, Inc.	Yes	☒	No	☐
Host Hotels & Resorts, L.P.	Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 15, 2012 was $10,911,508,776.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 16, 2013 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2012 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 98.6% of the partnership interests (“OP units”) as of December 31, 2012. The remaining approximate 1.4% partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

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

There are a few differences between Host Inc. and Host L.P., which are reflected in the disclosure in this report. We believe it is important to understand the differences between Host Inc. and Host L.P. in the context of how Host Inc. and Host L.P. operate as an interrelated consolidated company. Host Inc. is a real estate investment trust, or REIT, and its only material asset is its ownership of partnership interests of Host L.P. As a result, Host Inc. does not conduct business itself, other than acting as the sole general partner of Host L.P., and issuing public equity from time to time, the proceeds from which are contributed to Host L.P. in exchange for OP units. Host Inc. itself does not issue any indebtedness and does not guarantee the debt or obligations of Host L.P. Host L.P. holds substantially all of our assets and holds the ownership interests in our joint ventures. Host L.P. conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Host Inc., Host L.P. generates the capital required by our business through Host L.P.’s operations, by Host L.P.’s direct or indirect incurrence of indebtedness, or through the issuance of OP units.

The substantive difference between the filings of Host Inc. and Host L.P. is that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the financial statements, this difference primarily is reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital) and in the consolidated statements of operations and comprehensive income (loss) with respect to the manner in which income is allocated to non-controlling interests. Income allocable to the holders of approximately 1.4% of the OP units is reflected as income allocable to non-controlling interests at Host Inc. and within net income at Host L.P. Also, earnings per share generally will be slightly less than the earnings per OP unit, as each Host Inc. common share is the equivalent of .97895 OP units (instead of 1 OP unit). Apart from these differences, the financial statements of Host Inc. and Host L.P. are nearly identical.

i

To help investors understand the differences between Host Inc. and Host L.P., this report presents the following separate sections or portions of sections for each of Host Inc. and Host L.P.:

•

Part II Item 5 – Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc. / Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.;

•	Part II Item 6 – Selected Financial Data;

•

Part II Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations is combined, except for a separate discussion of material differences, if any, in the liquidity and capital resources between Host Inc. and Host L.P.;

•	Part II Item 7A – Quantitative and Qualitative Disclosures about Market Risk is combined, except for separate discussions of material differences, if any, between Host Inc. and Host L.P.; and

•

Part II Item 8 – Consolidated Financial Statements and Supplementary Data. While the financial statements themselves are presented separately, the notes to the financial statements generally are combined, except for separate discussions of differences between equity of Host Inc. and capital of Host L.P.

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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2012 Form 10-K and in Host Inc.’s 2012 Annual Report to stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditure plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

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

Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.6% of the partnership interests (“OP units”) as of December 31, 2012. The remaining approximate 1.4% partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

As of February 25, 2013, our consolidated lodging portfolio consists of 118 primarily luxury and upper-upscale hotels containing approximately 62,600 rooms, with the majority located in the United States, and 15 properties located outside of the U.S. in Canada, New Zealand, Chile, Australia, Mexico and Brazil. We also are developing two hotels in Rio de Janeiro, Brazil. In addition, we own non-controlling interests in two international joint ventures: a joint venture in Europe, which owns 19 luxury and upper upscale hotels with approximately 6,100 rooms in France, Italy, Spain, The Netherlands, the United Kingdom, Belgium, Poland and Germany; and a joint venture in Asia/Pacific, which owns one hotel in Australia and minority interests in two operating hotels in India and five additional hotels in India currently under development. Our other real estate joint ventures include the development of a 225-room Hyatt Place in Nashville, Tennessee, and the development of a 131–unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa.

The Lodging Industry

The lodging industry in the United States consists of private and public entities that operate in an extremely diversified market under a variety of brand names. The lodging industry has several key participants:

•

Owners – own the hotel and typically enter into an agreement for an independent third party to manage the hotel. These properties may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The properties also may be operated as an independent hotel by an independent hotel manager.

•

Owner/Managers – own the hotel and operate the property with their own management team. These properties may be branded under a franchise agreement, operated as an independent hotel or operated under the owner’s brand. We are prohibited from operating and managing hotels under applicable REIT rules.

•

Franchisors – own a brand or brands and strive to grow their revenues by expanding the number of hotels in their franchise system. Franchisors provide their hotels with brand recognition, marketing support and centralized reservation systems for the franchised hotels.

•	Franchisor/Managers – own a brand or brands and also operate hotels on behalf of the hotel owner or franchisee.

•	Managers – operate hotels on behalf of the hotel owner, but do not, themselves, own a brand. The hotels may be operated under a franchise agreement or as an independent hotel.

The hotel manager is responsible for the day-to-day operation of the hotel, including the employment of hotel staff, the determination of room rates, the development of sales and marketing plans, the preparation of operating and capital expenditure budgets and the preparation of financial reports for the owner. They typically receive fees based on the revenues and profitability of the hotel.

Revenue per available room (“RevPAR”) is an operational measure commonly used in the hotel industry to evaluate hotel performance. RevPAR represents the product of the average daily room rate (“ADR”) charged and the average daily occupancy achieved, but excludes other revenue generated by a hotel property, such as food and beverage, parking and other revenues. ADR reflects the average rate charged by hotels. Average rates can be influenced by, among other things, demand, previously negotiated contracts, the overall mix of business and new supply in a given market.

Our industry is influenced by the cyclical relationship between the supply of and demand for hotel rooms. Lodging demand growth typically is related to the vitality of the overall economy, in addition to local market factors that stimulate travel to specific destinations. In particular, economic indicators such as GDP growth, business investment and employment growth are some of the primary drivers of lodging demand. Between 2003 and 2007, broad growth in the economy led to increases in demand. However, the global recession of 2008 through 2009 resulted in a considerable decline in both consumer and business spending and a severe decline in demand within the lodging industry. While lodging demand has not recovered fully from the steep declines in those years, the gradual recovery that began in 2010 has continued through 2012, led by transient demand from business and leisure travelers. We expect demand to continue to improve in 2013, though the rate of growth may be affected by uncertainty in the direction of both the domestic and global economy.

Lodging supply growth generally is driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by a number of additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth, but increases the volatility of the cyclical behavior of the lodging industry. As illustrated in the charts below, at different points in the cycle, demand may increase when there is no new supply or supply may grow when demand is declining. The decline in lodging demand during the recession of 2008 through

2009 and the lack of available financing for new hotel construction caused a significant reduction in hotel development. As a result, supply growth was relatively low in 2010 through 2012, and we expect growth through 2013 to continue to be below the historical growth rate of 2% (based on data from Smith Travel Research over the past 25 years).

We anticipate that demand growth will exceed supply growth in the near term, resulting in continued RevPAR growth, which is consistent with analysis prepared by PKF Hospitality Research. Occupancy levels in the upper-upscale market are currently close to their 15-year average. Therefore, while there is still potential for occupancy growth, we believe RevPAR growth will primarily be driven by increases in average room rate. However, the pace of economic recovery and general market uncertainty will continue to impact negatively the pace of improvement in the industry. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties or improvement in margins will continue for any number of reasons, including those listed above.

The charts below detail the historical supply, demand and RevPAR growth for the U.S. lodging industry and for the upper upscale segment for 2008 to 2012 and forecast data for 2013. Our portfolio primarily consists of upper upscale hotels and, accordingly, its performance is best understood in comparison to the upper upscale segment rather than the entire industry.

U.S. Lodging Industry Supply, Demand and RevPAR Growth

U.S. Upper Upscale Supply, Demand and RevPAR Growth

Business Strategy

Our primary long-term business objective is to provide superior total returns to our equity holders through a combination of appreciation in asset values, growth in earnings and dividend distributions. To achieve this objective, we seek to:

•	drive operating results at our properties through aggressive asset management;

•

acquire properties in urban and resort/conference destinations that are operated by leading management companies. We will continue to focus on target markets and gateway cities (such as New York, Washington, D.C., Boston, Miami, Chicago, Los Angeles, San Francisco, San Diego and Seattle), which we believe have strong demand generators that appeal to multiple customer segments and have high barriers to entry that limit new supply. While our focus will remain primarily on luxury and upper upscale properties, we will remain opportunistic and may acquire or develop hotels in other lodging segments or markets;

•	strategically invest in major redevelopment and return on investment (“ROI”) projects in order to maximize the inherent value in our portfolio;

•

maintain a strong balance sheet with a low leverage level and balanced debt maturities in order to minimize our cost of capital and to maximize our financial flexibility in order to take advantage of opportunities throughout the lodging cycle;

•	expand our global portfolio holdings and revenue sources through joint ventures or direct acquisitions that diversify our investments; and

•

recycle capital through the disposition of assets to better align our portfolio within our target gateway markets. We also may opportunistically dispose of hotels to take advantage of market conditions or in situations where the hotels are at a competitive risk.

Acquisitions and New Development. Our acquisition strategy focuses on acquiring hotels at attractive yields that exceed our cost of capital in our target markets. These markets consist of gateway cities in the U.S. and in key international cities that are positioned to attract premium corporate, leisure and international travelers, while, at the same time, have significant barriers to entry. Based on historical trends, we believe these markets will have favorable long-term supply and demand dynamics and consequently better potential for revenue growth. In the U.S., we will focus primarily on acquiring upper upscale and luxury hotels and secondarily, developing midscale and upscale hotels with strategic partners in these target markets. Our efforts in Europe will be to acquire upper upscale and luxury hotels in our target markets, such as London, Paris and Munich. In the Asia-Pacific and Latin America regions, we will concentrate on both the acquisition of upper upscale and luxury hotels and the development of midscale and upscale hotels in our target markets, such as Australia and Brazil.

Redevelopment and Return on Investment Projects. We pursue opportunities to enhance asset value by completing select capital improvements outside the scope of recurring renewal and replacement capital expenditures. These projects are designed to take advantage of changing market conditions and the favorable location of our properties to enhance customer satisfaction and increase profitability. We evaluate our capital expenditure projects based on their economic and environmental impact. In collaboration with our hotel managers, we evaluate new products and systems designed to yield predictable and targeted results, while improving overall energy efficiency and reducing water consumption. Examples include in-room and central energy management systems, lighting retrofits, low flow plumbing fixtures and intelligent landscape irrigation systems.

Redevelopment projects. These projects are designed to optimally position our hotels within their markets and competitive set. Redevelopment projects include extensive renovations of guest rooms, including bathrooms, lobbies, food and beverage outlets, expanding ballroom and meeting rooms, and major mechanical system upgrades.

Targeted Return on Investment Projects. These ROI projects often are smaller and focused on specific areas, such as converting unprofitable or underutilized space into meeting space or adding guestrooms. We also target projects that improve utility efficiency through the implementation and adoption of proven sustainable technologies.

Value enhancement capital projects. These projects identify and execute strategies that seek to maximize the highest and best use of all aspects of our hotels. These projects include the development of timeshare or condominium units on excess land, or the acquisition of air rights or development entitlements that add value to our portfolio currently or in the event that we sell the hotel.

Acquisition projects. In conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to improve profitability and enhance the guest experience. These projects may include required renewal and replacement projects, significant redevelopment and even re-branding of the property and represent a key component of our decision to invest in a hotel that are typically completed within two to three years.

Asset Management. As Host Inc. is the nation’s largest lodging REIT with a diverse portfolio of properties, we are in a unique position to work with our managers to maximize revenues, while minimizing operating costs. The size and composition of our portfolio and our affiliation with most of the leading operators and brands in the industry allow us to benchmark similar hotels and identify best practices and efficiencies that can be implemented at our properties, all of which improve the long-term profitability of the hotel.

A key component of our asset management strategy is maintaining the high standards of product quality of our properties. We work closely with our managers to ensure that renewal and replacement expenditures are spent efficiently in order to maximize the profitability of the hotel. Typically, room refurbishments occur at intervals of approximately seven years, but the timing may vary based on the type of property and equipment being replaced. These refurbishments generally are divided into the following types: soft goods, case goods, bathroom and infrastructure. Soft goods include items such as carpeting, bed spreads, curtains and wall vinyl and may require more frequent updates in order to maintain brand quality standards. Case goods include items such as dressers, desks, couches, restaurant and meeting room chairs and tables and generally are not replaced as frequently. Bathroom renovations range from refresh of vinyl and paint to full renovation and replacement of tile, vanity, lighting and plumbing fixtures. Infrastructure includes the physical plant of the hotel, including the roof, elevators, façade and fire systems, which are subject to regular maintenance and then replaced at the end of their useful lives.

Capital structure and liquidity profile. In order to maintain its qualification as a REIT, Host Inc. is required to distribute 90% of its taxable income (other than net capital gain) to its stockholders and, as a result, generally relies on external sources of capital to finance growth. We use a variety of debt and equity instruments to fund our external growth, including senior notes and mortgage debt, exchangeable debentures, common and preferred stock offerings, issuances of Host L.P. partnership units and joint ventures/limited partnerships to take advantage of the prevailing market conditions. While we may issue debt at any time, management believes it is prudent, over time, to target a leverage ratio of approximately 3.0x debt-to-EBITDA. Consistent with this strategy, we have significantly improved our credit statistics over the past several years. We believe that lower leverage reduces our overall cost of capital and our earnings volatility and increases our access to capital, thereby providing us with the necessary flexibility to take advantage of opportunities throughout the lodging cycle, which we consider a key competitive advantage.

We also seek to structure our debt profile to allow us to access different forms of financing, primarily senior notes and exchangeable debentures, as well as mortgage debt, particularly outside of the U.S. when debt is priced reasonably. Generally, this means we look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities and maintain a balanced maturity schedule.

Joint Ventures. We expect to continue to utilize joint ventures to finance external growth. We believe joint ventures provide a significant means to access external capital and spread the inherent risk of hotel ownership. Our primary focus for joint ventures is in international markets, which helps to diversify exposure to market risk.

Dispositions. Our disposition strategy is aligned with our overall portfolio focus to reallocate our investments to target gateway markets. Generally, our dispositions will be focused on secondary or tertiary markets, or as part of our strategy to limit our total investment within individual markets. We may dispose of assets in our primary markets through direct sales or through the creation of joint ventures when we have the opportunity to capitalize on value enhancement strategies and apply the proceeds to other business objectives. Additionally, we will dispose of properties where we believe the potential for growth is constrained or on properties with significant capital expenditure requirements where we do not believe we would generate a significant return on the investment. Proceeds from dispositions are deployed to repay debt or fund acquisitions and ROI/redevelopment projects.

Corporate Responsibility

Host’s corporate responsibility strategy integrates fiscal, environmental and social elements at both the corporate and portfolio levels. Our corporate responsibility program focuses on the following themes and objectives:

•	Responsible Investment: further consider sustainability-related risks and opportunities during the development and acquisition processes and throughout the ownership period;

•	Environmental Stewardship: collaborate with and support our hotel managers to reduce overall carbon emissions, energy and water consumption and waste stream within our portfolio; and

•	Corporate Citizenship: strengthen the local communities where we do business through financial support, partnership, volunteerism and coordination with our hotel managers.

Management and Governance. Our corporate responsibility program is managed by our Corporate Responsibility team and governed by our Board of Directors’ Nominating and Corporate Governance Committee.

Operating Structure

Host Inc. operates through an umbrella partnership structure in which substantially all of its assets are held by Host L.P., of which Host Inc. is the sole general partner and holds approximately 98.6% of the OP units as of

December 31, 2012. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, through payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by holders other than Host Inc. is redeemable, at the option of the holder, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by a factor of 1.021494 (rather than a conversion factor of 1 share/OP unit that existed prior to the December 2009 stock dividend). Host Inc. has the right to acquire any OP unit offered for redemption directly from the holder in exchange for 1.021494 shares of Host Inc. common stock, instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. As of December 31, 2012, non-controlling limited partners held 9.9 million OP units, which were convertible into 10.1 million Host Inc. common shares. Assuming that all OP units held by non-controlling limited partners were converted into common shares, there would have been 734.7 million common shares of Host Inc. outstanding at December 31, 2012.

Our operating structure is as follows:

Because Host Inc. has elected to be treated as a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. and Host L.P. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all of our consolidated properties to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes or to third party lessees. Our TRS are subject to income tax and are not limited as to the amount of non-qualifying income they can generate. The lessees and our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in other activities that produce non-qualifying income, such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained by our TRS as taxable income. Accordingly, the net effect of the TRS leases is that, while, as a REIT, Host Inc. generally is exempt from federal income tax to the extent that it meets specific distribution requirements, among other REIT requirements, a portion of the net operating cash flow from our properties is subject to federal, state and, if applicable, foreign income tax.

Our Hotel Properties

Overview. We have 118 hotels in our portfolio, primarily consisting of luxury and upper upscale properties. These hotels generally are located in the central business districts of major cities, near airports and resort/conference destinations that, because of their locations, typically benefit from barriers to entry for new supply. These properties typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers. Forty-two of our hotels, representing approximately 59% of our revenues, have in excess of 500 rooms. The average age of our properties is 28 years, although substantially all of the properties have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement and other capital improvements.

The following table details our consolidated hotel portfolio by brand as of February 25, 2013:

	Number		Percentage of
Brand	of Hotels	Rooms	Revenues (1)
Marriott	62	34,733	52%
Ritz-Carlton	8	3,020	8
Starwood:
Westin	13	6,900	10
Sheraton	7	5,444	9
W	3	1,387	3
St. Regis	1	232	1
The Luxury Collection	1	139	—
Hyatt	8	6,372	11
Hilton/Embassy Suites	3	1,041	2
Swissôtel	1	661	1
Four Seasons	2	608	1
Fairmont	1	450	2
Delta	1	374	—
Accor:
ibis	3	455	—
Novotel	4	752	—

	118	62,568	100

(1)	Percentage of revenues is based on 2012 revenues. No individual property contributed more than 6% of total revenues in 2012.

Hotel Properties. The following table sets forth the location and number of rooms at our hotels as of February 25, 2013:

Location	Rooms
Arizona
Scottsdale Marriott Suites Old Town	243
Scottsdale Marriott at McDowell Mountains	266
The Ritz-Carlton, Phoenix	281
The Westin Kierland Resort & Spa	732
California
Coronado Island Marriott Resort & Spa (1)	300
Costa Mesa Marriott	253
JW Marriott Desert Springs Resort & Spa	884
Hyatt Regency San Francisco Airport	789
Manchester Grand Hyatt San Diego (1)	1,628
Manhattan Beach Marriott (1)	385
Marina del Rey Marriott (1)	370
Newport Beach Marriott Hotel & Spa	532
Newport Beach Marriott Bayview	254
San Diego Marriott Marquis & Marina (1)	1,360
San Diego Marriott Mission Valley	350
San Francisco Marriott Fisherman’s Wharf	285
San Francisco Marriott Marquis (1)	1,499
San Ramon Marriott (1)	368
Santa Clara Marriott (1)	759
Sheraton San Diego Hotel & Marina (1)	1,053
The Ritz-Carlton, Marina del Rey (1)	304
The Ritz-Carlton, San Francisco	336
The Westin Los Angeles Airport (1)	740
The Westin Mission Hills Resort & Spa	512
The Westin South Coast Plaza, Costa Mesa (2)	390
Colorado
Denver Marriott Tech Center Hotel	628
Denver Marriott West (1)	305
The Westin Denver Downtown	430
Florida
Tampa Airport Marriott (1)	298
Harbor Beach Marriott Resort & Spa (1)(3)	650
Hilton Singer Island Oceanfront Resort	222
Miami Marriott Biscayne Bay (1)	600
Orlando World Center Marriott	2,000
Tampa Marriott Waterside Hotel & Marina	719
The Ritz-Carlton, Amelia Island	446
The Ritz-Carlton, Naples	450
The Ritz-Carlton Golf Resort, Naples	295
Georgia
Atlanta Marriott Suites Midtown (1)	254
Atlanta Marriott Perimeter Center	341
Four Seasons Hotel Atlanta	244

Location	Rooms
Georgia (cont.)
Grand Hyatt Atlanta in Buckhead	439
JW Marriott Atlanta Buckhead	371
The Ritz-Carlton, Buckhead	510
The Westin Buckhead Atlanta	365
Hawaii
Hyatt Regency Maui Resort & Spa	806
The Fairmont Kea Lani, Maui	450
Illinois
Chicago Marriott Suites Downers Grove	254
Chicago Marriott O’Hare	470
Chicago Marriott Suites O’Hare	256
Courtyard Chicago Downtown/River North	337
Embassy Suites Chicago-Downtown/ Lakefront	455
Swissôtel Chicago	661
The Westin Chicago River North	424
Indiana
Sheraton Indianapolis Hotel at Keystone Crossing (1)	395
The Westin Indianapolis	573
Louisiana
New Orleans Marriott	1,329
Maryland
Gaithersburg Marriott Washingtonian Center	284
Massachusetts
Boston Marriott Copley Place (1)	1,144
Hyatt Regency Cambridge, Overlooking Boston,	470
Sheraton Boston Hotel	1,220
Sheraton Needham Hotel	247
The Westin Waltham-Boston	346
Minnesota
Minneapolis Marriott City Center (1)	583
Missouri
Kansas City Airport Marriott (1)	384
New Hampshire
Courtyard Nashua	245
New Jersey
Newark Liberty International Airport Marriott (1)	591
Park Ridge Marriott (1)	289
Sheraton Parsippany Hotel	370
New York
New York Marriott Downtown	497
New York Marriott Marquis (4)	1,957
Sheraton New York Times Square Hotel	1,780
The Westin New York Grand Central	774
W New York	693
W New York – Union Square (3)	270

Location	Rooms
North Carolina
Greensboro-High Point Marriott Airport (1)	299
Ohio
Dayton Marriott	399
The Westin Cincinnati (1)	456
Oregon
Portland Marriott Downtown Waterfront	503
Pennsylvania
Four Seasons Hotel Philadelphia	364
Philadelphia Airport Marriott (1)	419
Philadelphia Marriott Downtown (3)	1,408
Tennessee
Memphis Marriott Downtown	600
Texas
Dallas/Addison Marriott Quorum by the Galleria	547
Houston Airport Marriott at George Bush Intercontinental (1)	565
Houston Marriott at the Texas Medical Center (1)	394
JW Marriott Houston	515
San Antonio Marriott Rivercenter (1)	1,001
San Antonio Marriott Riverwalk (1)	512
The St. Regis Houston (1)	232
Virginia
Hyatt Regency Reston	518
Key Bridge Marriott (1)	582
Residence Inn Arlington Pentagon City	299
The Ritz-Carlton, Tysons Corner (1)	398
Washington Dulles Airport Marriott (1)	368
Westfields Marriott Washington Dulles	336
Washington
Seattle Airport Marriott	459
The Westin Seattle	891
W Seattle	424

Location	Rooms
Washington, D.C.
Grand Hyatt Washington	888
Hyatt Regency Washington on Capitol Hill	834
JW Marriott Washington D.C.	772
The Westin Georgetown, Washington, D.C.	267
Washington Marriott at Metro Center	459
Australia
Hilton Melbourne South Wharf (1) (3)	364
Brazil
JW Marriott Hotel Rio de Janeiro	245
Canada
Calgary Marriott	384
Delta Meadowvale Hotel & Conference Centre	374
Toronto Marriott Downtown Eaton Centre Hotel (1)	461
Chile
San Cristobal Tower, Santiago	139
Sheraton Santiago Hotel & Convention Center	379
Mexico
JW Marriott Hotel Mexico City (3)	312
New Zealand
Novotel Auckland Ellerslie	147
ibis Ellerslie	100
Novotel Wellington	139
ibis Wellington	200
Novotel Queenstown Lakeside	273
Novotel Christchurch Cathedral Square (1)	193
ibis Christchurch (1)	155

Total	62,568

(1)	The land on which this hotel is built is leased from a third party under one or more lease agreements.
(2)	The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)	This property is not wholly owned.
(4)	This property is subject to a ground lease under which we have the option to purchase the land for an incremental payment of $19.9 million through 2017.

Competition

The lodging industry is highly competitive. Competition often is specific to individual markets and is based on a number of factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry generally is viewed as consisting of six different segments, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, midscale (with and without food and beverage service) and economy. The classification of a property is based on lodging industry standards, which take into consideration many factors such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as Fairmont®, Four Seasons®, Grand Hyatt®, JW Marriott®, Ritz-Carlton®, St. Regis®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Embassy Suites®, Hilton®, Hyatt®, Le Méridien®, Marriott Executive Apartments®, Marriott Marquis®, Marriott Suites®, Pullman®, Renaissance®, Sheraton®, Swissôtel® and Westin®. We also may selectively invest in upscale and midscale properties such as Courtyard by Marriott®, Crowne Plaza®, Four Points by Sheraton®, Hyatt Place®, ibis®, Novotel® or Residence Inn by Marriott®, particularly in international markets.1 While our hotels primarily compete with other hotels in the luxury and upper upscale segments, they also may compete with hotels in other lower-tier segments.

We believe our properties enjoy competitive advantages associated with the hotel brands under which they operate. The international marketing programs and reservation systems of these brands, combined with the strong management systems and expertise they provide, should enable our properties to perform favorably in terms of both occupancy and room rates. In addition, repeat guest business is enhanced by guest reward or guest recognition programs offered by most of these brands. Nevertheless, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotel properties in our markets. As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.

We also compete with other REITs and other public and private investors for the acquisition of new properties and investment opportunities, in both domestic and international markets, as we attempt to position our portfolio to take best advantage of changes in markets and travel patterns of our customers.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual property and the region. Historically, our reporting cycle for hotel revenues for our domestic Marriott-managed hotels reflects 16 or 17 weeks of results in the fourth quarter compared to 12 weeks for each of the first three quarters of the year. For our non-Marriott managed hotels, the first quarter includes two months of operations, the second and third quarters include three months of operations and the fourth quarter includes four months of operations. Hotel sales have averaged approximately 20%, 26%, 22% and 32% for the first, second, third and fourth quarters, respectively, under our historic reporting calendar. However, Marriott announced that beginning January 1, 2013 it will convert from a 52-53 week fiscal year to a 12-month calendar year. As a result, we will report our hotel results based on a 3-month quarterly reporting cycle beginning with the first quarter of 2013. Based on this new reporting cycle, we estimate that hotel sales will be 24% in the first quarter, 27% in the second quarter, 24% in the third quarter and 25% in the fourth quarter. See Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reporting Periods.”

[1]	This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

Other Real Estate Investments

European Joint Venture. We own a general and limited partnership interest in a joint venture in Europe (“Euro JV”) with APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). The Euro JV consists of two funds, which we refer to as Euro JV Fund I and Euro JV Fund II. We hold a 32.0% limited partner interest and a 0.1% general partner interest in Euro JV Fund I and a 33.3% limited partner interest and a 0.1% general partner interest in Euro JV Fund II. The Euro JV also acts as the asset manager for the hotels owned by the Euro JV, as well as one hotel in Paris, France, in exchange for a fee. As of February 25, 2013, the Euro JV owns the following hotels:

Hotel	City	Country	Rooms/Units
Fund I:
Hotel Arts Barcelona	Barcelona	Spain	483
The Westin Palace, Madrid	Madrid	Spain	467
Sheraton Roma Hotel & Conference Center	Rome	Italy	640
The Westin Palace, Milan	Milan	Italy	227
The Westin Europa & Regina	Venice	Italy	185
Renaissance Brussels Hotel	Brussels	Belgium	262
Brussels Marriott Hotel	Brussels	Belgium	221
Marriott Executive Apartments	Brussels	Belgium	56
Crowne Plaza Hotel Amsterdam City Centre	Amsterdam	The Netherlands	270
Sheraton Skyline Hotel & Conference Centre	Hayes	United Kingdom	350
Sheraton Warsaw Hotel & Towers	Warsaw	Poland	350

Fund I total rooms			3,511

Fund II:
Paris Marriott Rive Gauche Hotel & Conference Center	Paris	France	757
Pullman Bercy Paris	Paris	France	396
Renaissance Paris La Defense Hotel	Paris	France	327
Courtyard Paris La Defense West – Colombes	Paris	France	150
Renaissance Paris Vendome Hotel	Paris	France	97
Renaissance Amsterdam Hotel	Amsterdam	The Netherlands	402
Le Méridien Piccadilly	London	United Kingdom	280
Le Méridien Grand Hotel Nuremberg	Nuremberg	Germany	192

Fund II total rooms			2,601

Total European joint venture rooms			6,112

Asian Joint Venture. We own a 25% interest in a joint venture (the “Asia/Pacific JV”) with RECO Hotels JV Private Limited, an affiliate of GIC RE. Our Asia/Pacific JV owns the 278-room Four Points by Sheraton Perth in Perth, Australia and a 36% non-controlling interest in a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited that owns two hotels, with an additional five hotels under development, totaling 1,750 rooms for an estimated $325 million of construction costs. The seven Indian hotels will be operated under the Pullman, Novotel and ibis brands.

Other U.S. Real Estate Investments. Our other domestic real estate investments include the following:

•	We have a non-controlling 50% interest in a joint venture with White Lodging Services to develop the 255-room Hyatt Place in Nashville, Tennessee. The hotel is expected to open in late 2013.

•

We have a non-controlling 67% interest in a joint venture with Hyatt Residential Group to develop, sell and operate a 131-unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa. Construction has begun and the project is expected to be completed in late 2014.

Consolidated International Operations

Excluding hotels owned by our European and Asian joint ventures, as of December 31, 2012, we own one property in Australia, one property in Brazil, three in Canada, one in Mexico, two in Chile, and seven in New Zealand, which collectively contain approximately 3,865 rooms. Approximately 5%, 5%, and 3% of our revenues were attributed to the operations of these properties in 2012, 2011 and 2010, respectively.

Environmental and Regulatory Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for release of hazardous or toxic materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released hazardous or toxic materials. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require corrective or other expenditures. In connection with our current or prior ownership or operation of hotels, we potentially may be liable for various environmental costs or liabilities. Although currently we are not aware of any material environmental claims pending or threatened against us, we can offer no assurance that a material environmental claim will not be asserted against us in the future.

Operational Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of those hotels also subject to separate license agreements addressing matters pertaining to operation under the designated brand. Under these agreements, the managers generally have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, securing and processing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The managers provide all managerial and other employees for the hotels, review the operation and maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, divisional financial services, product planning and development, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

General Terms and Provisions – Agreements governing the management and operation of our hotels typically include the terms described below:

•

Term and fees for operational services. The initial term of our management and operating agreements generally is 15 to 25 years, with one or more renewal terms at the option of the manager. The majority of our management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment in the hotel. In the case of our Starwood-managed hotels, the base management fee only is 1% of annual gross revenues, but that amount is supplemented by license fees payable to Starwood under a separate license agreement (as described below).

•

License services. In the case of our Starwood-managed hotels, the operation of the hotels is subject to separate license agreements addressing matters pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Although the term of these license agreements with Starwood generally is coterminous with the corresponding operating agreements, the license agreements contemplate the potential for continued brand affiliation even in the event of a termination of the operating agreement. As noted above, the Starwood licensors receive compensation in the form of license fees (generally 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales), which amounts supplement the lower base management fee of 1% of gross revenues received by Starwood under the operating agreements.

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

•

Working capital and fixed asset supplies. We are required to maintain working capital for each hotel and to fund the cost of certain fixed asset supplies (for example, linen, china, glassware, silver and uniforms). We also are responsible for providing funds to meet the cash needs for hotel operations if at any time the funds available from working capital are insufficient to meet the financial requirements of the hotels. For certain hotels, the working capital accounts which would otherwise be maintained by the managers for each of such hotels are maintained on a pooled basis, with managers being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the management or operating agreements.

•

Furniture, fixtures and equipment replacements. We are required to provide the managers with all furniture, fixtures and equipment (“FF&E”) necessary for the operation of the hotels (including funding any required FF&E replacements). On an annual basis, the managers prepare budgets for FF&E to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the necessary funds, which budgets are subject to our review and approval. For purposes of funding such expenditures, a specified percentage (typically 5%) of the gross revenues of each hotel is deposited by the manager into an escrow or reserve account in our name, to which the manager has access. In the case of our Starwood-managed hotels, our operating agreements contemplate that this reserve account also may be used to fund the cost of certain major repairs and improvements affecting the hotel building (as described below). For certain of our Marriott-managed hotels, we have entered into an agreement with Marriott to allow for such expenditures to be funded from one pooled reserve account, rather than funds being deposited into separate reserve accounts at each hotel, with the minimum required balance maintained on an ongoing basis in that pooled reserve account being significantly below the amount that would otherwise have been maintained in such separate hotel reserve accounts. For certain of our Starwood-managed hotels, the periodic reserve fund contributions, which otherwise would be deposited into reserve accounts maintained by managers for each hotel, are distributed to us and, as to this pool of hotels, we are responsible for providing funding of expenditures which otherwise would be funded from reserve accounts for each of the subject hotels.

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

•

Treatment of additional owner funding. As additional owner funding becomes necessary either for expenditures generally funded from the FF&E replacement funds, or for any major repairs or improvements to the hotel building which may be required to be funded directly by owners, most of our agreements provide for an economic benefit to us through an impact on the calculation of incentive management fees payable to our managers. One approach frequently utilized at our Marriott-managed hotels is to provide such owner funding through loans which are repaid, with interest, from operational revenues, with the repayment amounts reducing operating profit available for payment of incentive management fees. Another approach typically that is used at our Starwood-managed hotels, as well as with certain expenditures projects at our Marriott-managed hotels, is to treat such owner funding as an increase to our investment in the hotel, resulting in an increase to owner’s priority return with a corresponding reduction to the amount of operating profit available for payment of incentive management fees. For our Starwood-managed hotels that are subject to the pooled arrangement described above, the amount of any additional reserve account funding is allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all such pooled hotels for the most recent operating year.

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

•

Performance Termination Rights. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management and operating agreements include reserved rights by us to terminate management or operating agreements on the basis of the manager’s failure to meet certain performance-based metrics, typically including a specified threshold return on owner’s investment in the hotel, along with a failure of the hotel to achieve a specified RevPAR performance threshold established with reference to other competitive hotels in the market. Typically, such performance-based termination rights arise in the event the operator fails to achieve specified performance thresholds over a consecutive two-year period, and are subject to the manager’s ability to ‘cure’ and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees). We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include cash compensation or amendments to management agreements.

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

Employees

As of December 31, 2012, we had 233 employees, of which 208 work in the United States. We had 25 employees located in our offices in London, Rio de Janeiro, Amsterdam and Singapore. None of Host’s employees are covered by collective bargaining agreements, other than those working in our office in Rio de Janeiro. These employee numbers do not include the 522 hotel employees of our New Zealand and Australian properties, which also are Host employees, as they are under the direct supervision and control of our third-party hotel managers. Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. We believe relations with these employees are positive. For a discussion of these relationships, see Part I Item 1A. “Risk Factors – We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

Employees at certain of our third-party managed hotels are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships, see Part I Item 1A. “Risk Factors – We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.”

Where to Find Additional Information

The address of our principal executive office is 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland, 20817. Our phone number is 240-744-1000. We maintain an internet website at: www.hosthotels.com. Through our website, we make available free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our website also is a key source of important information about us. We routinely post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complimentary thereto. The website also has a Governance page in the Investor Relations section that includes, among other things, copies of our By-laws, our Code of Business Conduct and Ethics and Conflicts of Interest Policy for our directors, our Code of Business Conduct and Ethics Policy for employees, our Corporate Governance Guidelines and the charters for each standing committee of Host Inc.’s Board of Directors, which currently are the Audit Committee, the Compensation Policy Committee and the Nominating and Corporate Governance Committee. Copies of these charters and policies, Host Inc.’s By-laws and Host L.P.’s partnership agreement also are available in print to stockholders and unitholders upon request to Host Hotels & Resorts, Inc., 6903 Rockledge Drive, Suite 1500, Bethesda, Maryland 20817, Attn: Secretary. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, any document, unless expressly incorporated by reference therein.

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

The lodging industry is subject to changes in the travel patterns of business and leisure travelers, both of which are affected by the strength of the economy, as well as other factors. Changes in travel patterns of both business and leisure travelers may create difficulties for the industry over the long-term and adversely affect our results. During the recession in 2008 and 2009, overall travel was reduced, which had a significant effect on our results of operations. While operating results have improved since then, uncertainty in the strength and direction of the recovery and continued high unemployment have slowed the pace of the overall economic recovery. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy. Our results of operations and any forecast we make, may be affected by, and can change based on, a variety of circumstances that affect the lodging industry, including:

•	changes in the international, national, regional and local economic climate;

•	changes in business and leisure travel patterns;

•	the effect of terrorist attacks and terror alerts in the United States and internationally, as well as other geopolitical disturbances;

•	supply growth in markets where we own hotels, which may adversely affect demand at our properties;

•	the attractiveness of our hotels to consumers relative to competing hotels;

•	the performance of the managers of our hotels;

•	outbreaks of disease and the impact on travel of natural disasters and weather;

•	physical damage to our hotels as a result of earthquakes, hurricanes, or other natural disasters, or the income lost as a result of the damage;

•	changes in room rates and increases in operating costs due to inflation and other factors; and

•	unionization of the labor force at our hotels.

A reduction in our revenue or earnings as a result of the above risks may reduce our working capital, impact our long-term business strategy, and impact the value of our assets and our ability to meet certain covenants in our existing debt agreements.

In addition, the continuing debate in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy resulted in actual and threatened downgrades of U.S. government securities by the various major credit ratings agencies, including Standard & Poor’s and Fitch Ratings. All of these factors have created uncertainty in U.S. and global financial markets, which factors could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world. This in turn could, directly or indirectly, adversely affect lodging demand and therefore our business and financial condition. Because of the unprecedented nature of these events, including the negative credit rating actions with respect to U.S. government securities, the ultimate impact on global markets and our business, financial condition and liquidity are unpredictable and may not be immediately apparent. Also, in 2012 Standard & Poor’s lowered its long term sovereign credit rating on France, Italy and seven other European countries, which has impacted negatively global markets and economic conditions. The continued uncertainty over the outcome of the governments’ and other European Union (“EU”) member states’ financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets and economic growth in these countries. We have properties in several EU member states’, held through our European joint venture, that have experienced difficulties servicing their sovereign debt, including Italy and Spain, and the results of operations at those hotels also could be affected adversely by any adverse economic conditions in these countries.

Disruptions in the financial markets may affect adversely our business and results of operations, our ability to obtain financing on reasonable and acceptable terms, and our ability to hedge our foreign currency exchange risk.

The United States and global equity and credit markets have at times experienced significant price volatility, dislocations and liquidity disruptions since 2008, all of which caused market prices of the stock of many companies to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances impacted liquidity in the financial markets, which made terms for financings less attractive, and, in some cases, resulted in the lack of availability of certain types of financing. Continued uncertainty in the equity and credit markets may impact negatively our ability to access additional short-term and long-term financing on reasonable terms or at all, which would impact negatively our liquidity and financial condition. A prolonged downturn in the stock or credit markets may cause us to seek alternative sources of potentially less attractive financing and may impact negatively our ability to enter into derivative contracts in order to hedge risks associated with changes in interest rates and foreign currency exchange rates. Disruptions in the financial markets also may adversely affect our credit rating. While we believe we have adequate sources of liquidity with which to meet our anticipated requirements for working capital, debt service and capital expenditures for the foreseeable future, if our operating results weaken significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could affect materially and adversely our results of operations and financial condition.

Economic conditions may affect adversely the value of our hotels which may result in impairment charges on our properties.

We analyze our assets for impairment in several situations, including when a property has current or projected losses from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other material trends, contingencies or changes in circumstances indicate that a triggering event has occurred, such that an asset’s carrying value may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the property’s carrying value over its fair value. We may incur additional impairment charges in the future, which charges will affect negatively our results of operations. We can provide no assurance that any impairment loss recognized would not be material to our results of operations. For information on impairment charges taken in 2011 and 2012, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies.”

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

As of December 31, 2012, we and our subsidiaries had total indebtedness of approximately $5.4 billion. Our substantial indebtedness requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

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

If our cash flow and working capital are not sufficient to fund our expenditures or service our indebtedness, we will have to raise additional funds through:

•	sales of Host L.P.’s OP units or Host Inc.’s common stock;

•	the incurrence of additional permitted indebtedness by Host L.P.; or

•	the sale of our assets.

We cannot make any assurances that any of these sources of funds will be available to us or, if available, will be on terms that we would find acceptable or in amounts sufficient to meet our obligations or fulfill our business plan. Under certain circumstances, we would be required to use the cash from some of the events described above to repay other indebtedness.

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

Certain of these covenants under our senior notes, including restrictions on incurring debt and making distributions, are no longer in effect while our senior notes maintain their current investment grade rating. However, we are still subject to similar covenants under the terms of our credit facility. In addition, certain covenants in our credit facility also require us and our subsidiaries to meet financial performance tests. The restrictive covenants in the applicable indenture(s), the credit facility and the documents governing our other debt (including our mortgage debt) will reduce our flexibility in conducting our operations and will limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our debt. In addition, certain of our mortgage debt requires that, to the extent cash flow from the hotels which secure such debt drops below stated levels, we escrow cash flow after the payment of debt service until operations improve above the stated levels. In some cases, the lender may apply the escrowed amount to the outstanding balance of the mortgage debt. If such provisions are triggered, the amounts required to be escrowed may affect negatively our liquidity by limiting our access to cash flow after debt service from these mortgaged properties. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.

We are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on classes and series of Host Inc. capital stock and Host L.P.’s payment of distributions on its classes of units. Under the terms of Host L.P.’s credit facility, distributions to Host L.P. unitholders, including Host Inc., upon which Host Inc. depends in order to obtain the cash necessary to pay dividends, are permitted only to the extent that Host L.P. can satisfy certain financial covenant tests (concerning leverage, fixed charge coverage and unsecured interest coverage) and meet other requirements. We will also be subject to similar restrictions under the terms of our senior notes if our senior notes are no longer rated investment grade. We are permitted under our credit facility and senior notes indenture to make distributions of estimated taxable income that are necessary to maintain Host Inc.’s REIT status.

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

Many of the expenses associated with owning and operating hotels, such as debt-service payments, property taxes, insurance, utilities, and employee wages and benefits, are relatively inflexible and do not necessarily decrease in tandem with a reduction in revenue at the hotels. Our expenses also will be affected by inflationary increases, and certain costs, such as wages, benefits and insurance, may exceed the rate of inflation in any given period. In the event of a significant decrease in demand, our hotel managers may not be able to reduce the size of hotel work forces in order to decrease wages and benefits. Our managers also may be unable to offset any such increased expenses with higher room rates. Any of our efforts to reduce operating costs or failure to make scheduled capital expenditures also could adversely affect the future growth of our business and the value of our hotel properties.

Our acquisition of additional properties may have a significant effect on our business, liquidity, financial position and/or results of operations.

As part of our business strategy, we seek to acquire primarily luxury and upper upscale hotel properties. We may acquire properties through various structures, including transactions involving portfolios, single assets, joint ventures and acquisitions of all or substantially all of the securities or assets of other REITs or similar real estate entities. We anticipate that our acquisitions will be financed through a combination of methods, including proceeds from Host Inc. equity offerings, issuance of limited partnership interests of Host L.P., advances under our credit facility, the incurrence or assumption of indebtedness and proceeds from the sales of assets. Continued disruptions in credit markets may limit our ability to finance acquisitions and may limit the ability of purchasers to finance hotels and affect adversely our disposition strategy and our ability to use disposition proceeds to finance acquisitions.

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

We currently are, and in the future may be, involved in the development of hotel properties, timeshare units or other alternate uses of portions of our existing properties, including the development of retail, office or apartments, including through joint ventures. There are risks inherent in any new development, including:

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

In addition, to the extent that developments are conducted through joint ventures that involve shared control, this creates additional risks, including the possibility that our partners may not meet their financial obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. See “—We may acquire hotel properties through joint ventures with third parties that could result in conflicts.”

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

We have entered into management agreements with third-party managers to operate our hotel properties. The cash flow from our hotels may be affected adversely if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. While we monitor the hotel managers’ performance, we have limited recourse under our management agreements if we believe that the hotel managers are not performing adequately. In addition, from time to time, we have had, and continue to have, differences with the managers of our hotels over their performance and compliance with the terms of our management agreements. We generally resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements could affect adversely our results of operations. Our hotel managers or their affiliates manage, and in some cases own, have invested in, or provided credit support or operating guarantees to hotels that compete with our hotels, all of which may result in conflicts of interest. As a result, our hotel managers have in the past made, and may in the future make, decisions regarding competing lodging facilities that are not or would not be in our best interest.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing, the associates at our New Zealand and Australian properties), we still are subject to many of the costs and risks generally associated with the hotel labor force, particularly those hotels with unionized labor. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs as a result of contract disputes involving our third-party managers and their labor force or other events. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. We do not have the ability to affect the outcome of these negotiations.

Our hotels have an ongoing need for renovations and potentially significant capital expenditures in order to remain competitive in the marketplace, maintain brand standards or to comply with applicable laws or regulations. The timing and costs of such renovations or improvements may result in reduced operating performance during construction and may not improve the return on these investments.

We are required by our loan agreements or agreements with our hotel managers to make agreed upon capital expenditures. In addition, we will need to make further capital expenditures in order to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. The timing of these improvements can affect hotel performance, particularly if the improvements require closure of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our properties in accordance with brand standards set by our managers, the manager may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels in which we make these investments.

The ownership of hotels outside the United States and the expansion of our business into new markets outside of the United States will expose us to risks relating to owning hotels in those international markets.

Part of our business strategy is to expand our presence outside of the United States. As of December 31, 2012, we own directly 15 hotels located outside of the United States. We also are party to a joint venture that owns 19 hotels in Europe and to a joint venture that owns one hotel in Australia and a non-controlling interest in two hotels currently open and five hotels in development in India. We may have difficulty managing our expansion into new geographic markets where we have limited knowledge and understanding of the local economy, an absence of business relationships in the area, or unfamiliarity with local governmental and permitting procedures and regulations. There are risks inherent in conducting business outside of the United States, which include:

•	employment laws and practices;

•

tax laws, which may provide for income or other taxes or tax rates that exceed those of the U.S. and which may provide that foreign earnings that are repatriated, directly or indirectly, are subject to dividend withholding tax requirements or other restrictions;

•	compliance with and unexpected changes in regulatory requirements or monetary policy;

•	the willingness of domestic or international lenders to provide financing and changes in the availability, cost and terms of such financing;

•	adverse changes in local, political, economic and market conditions;

•	insurance coverage related to terrorist events;

•	changes in interest rates and/or currency exchange rates;

•	regulations regarding the incurrence of debt; and

•	difficulties in complying with U.S. rules governing REITs while operating outside of the United States.

Any of these factors could affect adversely our ability to obtain all of the intended benefits of our international country expansion. If we do not effectively manage this expansion and successfully integrate the international hotels into our organization, our operating results and financial condition may be adversely affected.

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

We obtain terrorism insurance as part of our all-risk property insurance program, as well as our general liability and directors’ and officers’ coverage. However, our all-risk policies have limitations, such as per occurrence limits, annual aggregate coverage limits and sublimits, all of which might have to be shared proportionally across participating hotels under certain loss scenarios. Also, all-risk insurers only are required to provide terrorism coverage to the extent mandated by the Terrorism Risk Insurance Program Reauthorization Act (“TRIPRA”). Property damage related to war and to nuclear, radiological, biological and chemical incidents is excluded under our policies. While TRIPRA will reimburse insurers for losses resulting from nuclear, radiological, biological and chemical perils, TRIPRA does not require insurers to offer coverage for these perils and, to date, insurers are not willing to provide this coverage, even with government reinsurance. We have a wholly-owned captive insurance company through which we obtain a policy for nuclear, biological, chemical and radiological (“NBCR”) coverage. This captive insurer has the same ability as other insurance companies to apply to the U.S. Treasury for reimbursement, as provided for in TRIPRA, and is subject to the same deductibles and co-insurance obligations. This potential reimbursement applies to property insurance only, and not to general liability or directors’ and officers’ insurance, and there are no assurances that we will be able to recover any or all of our NBCR losses under this program.

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

We have accrued a potential litigation loss of approximately $58 million in connection with a lawsuit in the 166th Judicial District Court of Bexar County, Texas involving the sale of land encumbered by a ground lease for the San Antonio Marriott Rivercenter. See Part I Item 3. “Legal Proceedings” for more information on the verdict and the status of the appeal.

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

Assets and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements may not survive long enough for us to become aware of such liabilities and seek recourse against our sellers. While usually we require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification often is limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. The total amount of costs and expenses that may be incurred with respect to liabilities associated with acquired hotels and entities may exceed our expectations, plus we may experience other unanticipated adverse effects, all of which may affect adversely our revenues, expenses, operating results and financial condition. Finally, indemnification agreements between us and the sellers typically provide that the sellers will retain certain specified liabilities relating to the assets and entities acquired by us. While the sellers generally are contractually obligated to pay all losses and other expenses relating to such retained liabilities without regard to survival limitations, materiality thresholds, deductibles or caps on losses, there can be no guarantee that such arrangements will not require us to incur losses or other expenses in addition to those incurred by the sellers.

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

As a result of the expansion of our international operations, currency exchange rate fluctuations could affect our results of operations and financial position. We expect to generate an increasing portion of our revenue and expenses in such foreign currencies as the Euro, the Canadian dollar, the Mexican peso, the Australian dollar, the New Zealand dollar, the British pound sterling, the Polish zloty, the Brazilian real and the Chilean peso. In 2012, revenues in these currencies represented approximately 5% of our total revenues. Although we may enter into foreign exchange agreements with financial institutions and/or obtain local currency mortgage debt in order to reduce our exposure to fluctuations in the value of these and other foreign currencies, these transactions, if entered into, will not eliminate that risk entirely. To the extent that we are unable to match revenue received in foreign currencies with expenses paid in the same currency, exchange rate fluctuations could have a negative impact on our results of operations and financial condition. Additionally, because our consolidated financial results are reported in U.S. dollars, if we generate revenues or earnings in other currencies, the conversion of such amounts into U.S. dollars can result in an increase or decrease in the amount of our revenues or earnings.

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

As of December 31, 2012, 38 of our hotels are subject to third-party ground leases (encumbering all or a portion of the hotel). These ground leases generally require periodic increases in ground rent payments, which are often based on economic indicators such as the Consumer Price Index. Our ability to pay ground rent could be affected adversely to the extent that our hotel revenues do not increase at the same or a greater rate than the increases in rental payments under the ground leases. In addition, if we were to sell a hotel encumbered by a ground lease, the buyer would be required to assume the ground lease, which may result in a lower sales price.

Environmental problems are possible and can be costly.

We believe that our properties comply in all material respects with applicable environmental laws. Unidentified environmental liabilities could arise, however, and could have a material adverse effect on our financial condition and performance. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at the property. The owner or operator may be required to pay a governmental entity or third parties for property damage, and for investigation and remediation costs incurred by the parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of toxic or hazardous substances. These laws require that owners or operators of buildings properly manage and maintain these substances and notify and train those who may come into contact with them and undertake special precautions. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to toxic or hazardous materials.

Compliance with other government regulations can be costly.

Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act (“ADA”), building codes and regulations pertaining to fire and life safety. Under the ADA, all public accommodations are required to meet certain federal rules related to access and use by disabled persons. These laws and regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. For example, the ADA was revised substantially in September 2010 and our facilities were required to comply with the new regulations by March 15, 2012. A determination that we are not in compliance with the ADA could result in a court order to bring the hotel into compliance, imposition of fines or an award of attorneys’ fees to private litigants. Compliance with the ADA and other laws and regulations could require substantial capital expenditures. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.

In addition, the operations of our international properties are subject to a variety of United States and international laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”). We have policies and procedures designed to promote compliance with the FCPA and other anti-corruption laws, but we cannot assure you that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international properties might be subject and the manner in which existing laws might be administered or interpreted.

Risks of Ownership of Host Inc.’s Common Stock

There are limitations on the acquisition of Host Inc. common stock and changes in control.

Host Inc.’s charter and bylaws, the partnership agreement of Host L.P., and the Maryland General Corporation Law (the “MGCL”) contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for Host Inc.’s stockholders or Host L.P.’s unitholders or otherwise be in their best interests, including the following:

•

Restrictions on transfer and ownership of Host Inc.’s stock. To maintain Host Inc.’s qualification as a REIT for federal income tax purposes, not more than 50% in value of Host Inc.’s outstanding shares of capital stock may be owned in the last half of the taxable year, directly or indirectly, by five or fewer individuals, which, as defined in the Code, may include certain entities. In addition, if Host Inc., or one or more owners of 10% or more of Host Inc., actually or constructively owns 10% or more of a tenant of Host Inc. or a tenant of any partnership in which Host Inc. is a partner, the rent received by Host Inc. either directly or through any such partnership from such tenant generally will not be qualifying income for purposes of the REIT income qualification tests of the Code, and therefore could jeopardize Host Inc.’s qualification as a REIT, unless the tenant qualifies as a TRS and certain other requirements are met.

Accordingly, Host Inc.’s charter prohibits ownership, directly or by attribution, by any person or persons acting as a group, of more than 9.8% in value or number, whichever is more restrictive, of shares of Host Inc.’s outstanding common stock, preferred stock or any other class or series of stock, each considered as a separate class or series for this purpose. Together, these limitations are referred to as the “ownership limit.”

Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the intended acquirer of the stock in violation of the ownership limit will not be entitled to any distributions thereon, to vote those shares of stock or to receive any proceeds from the subsequent sale of the stock in excess of the lesser of the price paid for the stock or the amount realized from the sale. A transfer of shares of Host Inc.’s stock to a person who, as a result of the transfer, violates the ownership limit may be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares of Host Inc.’s stock in excess of the ownership limit. These restrictions will not apply if Host Inc.’s Board of Directors determines that it is no longer in Host Inc.’s best interests to continue to qualify as a REIT or that compliance with the restrictions on transfer and ownership is no longer required for Host Inc. to qualify as a REIT.

•

Removal of Board of Directors. Host Inc.’s charter provides that, except for any directors who may be elected by holders of a class or series of shares of capital stock other than common stock, directors may be removed only for cause and by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast in the election of directors. Vacancies on Host Inc.’s Board of Directors may be filled, at any regular meeting or at any special meeting called for that purpose, by the affirmative vote of the remaining directors, except that a vacancy resulting from an increase in the number of directors may be filled by a majority vote of the entire Board of Directors. Any vacancy resulting from the removal of a director by the stockholders may be filled by the affirmative vote of holders of at least two-thirds of the votes entitled to be cast in the election of directors.

•

Preferred shares; classification or reclassification of unissued shares of capital stock without stockholder approval. Host Inc.’s charter provides that the total number of shares of stock of all classes that Host Inc. has authority to issue is 1,100,000,000, consisting of 1,050,000,000 shares of common stock and 50,000,000 shares of preferred stock. Host Inc.’s Board of Directors has the authority, without a vote of stockholders, to classify or reclassify any unissued shares of stock into other classes or series of stock, and to establish the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption for each class or series. Because Host Inc.’s Board of Directors has this power, it may give the holders of any class or series of stock terms, preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

•

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of Host Inc. Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring Host Inc., including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between a corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the corporation’s then outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations: and

•

“control share” provisions that provide that holders of “control shares” of a corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by the stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Host Inc. is subject to the Maryland business combination statute. Our bylaws contain a provision exempting us from the control share provisions of the MGCL. There can be no assurance that this bylaw provision exempting us from the control share provisions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits our board of directors, without stockholder approval and regardless of what currently is provided in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not have.

•

Merger, consolidation, share exchange and transfer of Host Inc.’s assets. Under Maryland law and Host Inc.’s charter, subject to the terms of any outstanding class or series of capital stock, we can merge with or into another entity, consolidate with one or more other entities, participate in a share exchange or transfer Host Inc.’s assets within the meaning of the MGCL if approved (1) by Host Inc.’s Board of Directors in the manner provided in the MGCL, and (2) by Host Inc.’s stockholders holding two-thirds of all the votes entitled to be cast on the matter, except that any merger of Host Inc. with or into a trust organized for the purpose of changing Host Inc.’s form of organization from a corporation to a trust requires only the approval of Host Inc.’s stockholders holding a majority of all votes entitled to be cast on the merger. Under the MGCL, specified mergers may be approved without a vote of stockholders and a share exchange only is required to be approved by the board of directors of a Maryland corporation if the corporation is the successor entity. Host Inc.’s voluntary dissolution also would require approval of stockholders holding two-thirds of all the votes entitled to be cast on the matter.

•

Certain charter and bylaw amendments. Host Inc.’s charter contains provisions relating to restrictions on transfer and ownership of Host Inc.’s stock, fixing the size of the Board of Directors within the range set forth in the charter, removal of directors, the filling of vacancies, exculpation and indemnification of directors, calling special stockholder meetings and others, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host Inc.’s stockholders holding two-thirds of the votes entitled to be cast on the matter. Other charter amendments generally require approval of the Board and the affirmative vote of holders of a majority of the votes entitled to be cast on the matter. As permitted under the MGCL, Host Inc.’s charter and bylaws provide that the Board of Directors has the exclusive right to amend Host Inc.’s bylaws. These provisions may make it more difficult to amend Host Inc.’s charter and bylaws to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of Host Inc. common stock, without the approval of the Board of Directors.

Shares of Host Inc.’s common stock that are or become available for sale could affect the share price of Host Inc.’s common stock.

We may issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, holders of OP units who redeem their units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2012, there are approximately 9.9 million OP units outstanding owned by third parties that are redeemable, which represents approximately 1.4% of all outstanding units. Further, a substantial number of shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We maintain two stock-based compensation plans: (i) the comprehensive stock plan, whereby we may award to participating employees and directors restricted shares of common stock, options to purchase common stock and deferred shares of common stock, and (ii) an employee stock purchase plan. At December 31, 2012, there were approximately 19 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan and 1.0 million outstanding options exercisable with a weighted average exercise price of $9.86 per share.

Also as of December 31, 2012, Host L.P. had outstanding $575 million principal amount of exchangeable senior debentures that could become exchangeable, under certain conditions, for shares of Host Inc.’s common stock. Although the exchange conditions currently have not been satisfied, these debentures would be exchangeable for approximately 41 million shares based on the current exchange prices. For $400 million of such exchangeable debentures, however, Host Inc. has the option to issue cash, shares of Host Inc.’s common stock or any combination thereof in settlement of the debentures, should they be presented for exchange.

On April 24, 2012, Host Inc. entered into two sales financing agreements, one with each of BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc., through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the New York Stock Exchange. Each of BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. is acting as sales agent. Host Inc. may sell shares of common stock under its program, from time to time, based on market conditions, although it is not under an obligation to sell any shares. As of December 31, 2012, approximately $100 million of Host Inc.’s common stock have been issued and sold pursuant to the program. Shares of Host Inc.’s common stock, having an aggregate offering price of approximately $300 million, remain issuable from time to time under the agreements. Any additional shares of common stock issued by Host Inc., whether issued under this program or otherwise, would be available in the future for sale in the public markets.

Our earnings and cash distributions will affect the market price of shares of Host Inc.’s common stock.

We believe that the market value of a REIT’s equity securities is based primarily upon the market’s perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancings, and secondarily is based upon the value of the underlying assets. For that reason, shares of Host Inc.’s common stock may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes, rather than distributing the cash flow to stockholders, these retained funds, while increasing the value of our underlying assets, may impact negatively the market price of Host Inc.’s common stock. Our failure to meet the market’s expectation with regard to future earnings and cash distributions likely would affect adversely the market price of Host Inc.’s common stock.

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

Notwithstanding Host Inc.’s status as a REIT, Host Inc. and our subsidiaries (including our subsidiary REITs) are subject to some federal, state, local and foreign taxes on their income and property. For example, Host Inc. and our subsidiary REITs will pay tax on certain types of income that are not distributed and will be subject to a 100% excise tax on transactions with a taxable REIT subsidiary that are not conducted on an arm’s length basis. Moreover, the taxable REIT subsidiaries of Host Inc. and our subsidiary REITs are taxable as regular C corporations and will pay federal, state and local income tax on their net income at the applicable corporate rates, and foreign taxes to the extent that they own assets or conduct operations in international jurisdictions.

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

See Part 1 Item 1. “Business – Our Hotel Properties” above for a discussion of our hotels.

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

On February 8, 2010, we received an adverse jury verdict in the 166th Judicial District Court of Bexar County, Texas. The jury found that we tortiously interfered with the attempted sale by Keystone of the land under the San Antonio Marriott Rivercenter and awarded Keystone $34.3 million in damages, plus statutory interest. In addition, the jury found that we slandered Keystone’s title to the property and awarded Keystone $39 million in damages, plus statutory interest. Keystone only will be entitled to receive one of these damage awards. On February 12, 2010, the jury awarded Keystone $7.5 million in exemplary damages with respect to the second claim. The trial court, however, subsequently granted our motion to disregard the jury’s exemplary damages award. On June 3, 2010, the trial court issued its final judgment awarding Keystone: (i) $39 million in damages for slander of title or, alternatively, $34.3 million for tortious interference of contract; (ii) approximately $15 million in pre-judgment and post-judgment interest; (iii) approximately $3.5 million in attorneys’ fees, expenses, and costs; and (iv) an additional $750,000 in attorneys’ fees for any appeal to the court of appeals and Texas Supreme Court.

On November 23, 2011, a three-judge panel of the San Antonio Court of Appeals issued its memorandum opinion denying our appeal of the trial court’s June 3, 2010 final judgment. In addition, the panel overturned the trial court’s decision to grant our motion to disregard the jury’s $7.5 million award of exemplary damages.

On January 17, 2012, we filed a motion seeking rehearing from the three-judge panel and a motion for rehearing by the entire seven-judge court of appeal. Those motions were denied on February 29, 2012.

We are continuing to vigorously pursue our appeal. On May 16, 2012, we filed a Petition for Review in the Texas Supreme Court and on August 17, 2012 the Court requested briefing on the merits. Briefings concluded in January 2013. No assurances can be given as to the outcome of this appeal.

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

Not Applicable.

EXECUTIVE OFFICERS

In the following table we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 1, 2013. Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Richard E. Marriott Chairman of the Board	74	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the Board of Directors. In 1984, he was elected Executive Vice President and in 1986, he was elected Vice Chairman of the Board of Directors. In 1993, Mr. Marriott was elected Chairman of the Board.

W. Edward Walter President, Chief Executive Officer and Director	57	W. Edward Walter joined our company in 1996 as Senior Vice President for Acquisitions and was later named Treasurer and Chief Operating Officer before becoming our Chief Financial Officer in 2003 and President, Chief Executive Officer and Director in October 2007.

Elizabeth A. Abdoo Executive Vice President, General Counsel and Secretary	54	Elizabeth A. Abdoo joined our company in June 2001 as Senior Vice President and General Counsel and became Executive Vice President in February 2003. She was elected Secretary in August 2001.

Minaz B. Abji Executive Vice President, Asset Management	59	Minaz B. Abji joined our company in 2003 as Executive Vice President, Asset Management. Prior to joining us, Mr. Abji was President of Canadian Hotel Income Properties REIT, a Canadian REIT located in Vancouver, British Columbia where he worked since 1998.

Joanne G. Hamilton Executive Vice President, Human Resources	55	Joanne G. Hamilton joined our company as Executive Vice President, Human Resources in January 2010. Prior to joining our company, she was the Chief Human Resource Officer for Beers & Cutler, an accounting and consulting firm based in Vienna, Virginia from 2007 to 2010. Prior to joining Beers & Cutler, Ms. Hamilton served as Senior Vice President of Human Resources for Spirent PLC, a global telecommunications company, from 2002 to 2007.

Larry K. Harvey Executive Vice President, Chief Financial Officer	48	Larry K. Harvey rejoined our company in February 2003 as Senior Vice President and Corporate Controller. In February 2006, he was promoted to Senior Vice President, Chief Accounting Officer. He was elected Executive Vice President, Chief Financial Officer and Treasurer in 2007. He served as Treasurer until February 2010 and continues to serve as Executive Vice President and Chief Financial Officer.

Gregory J. Larson Executive Vice President, Corporate Strategy	48	Gregory J. Larson joined our company in October 1993. In 1998, Mr. Larson joined the Treasury group as Vice President of Corporate Finance. He assumed leadership of the Investor Relations department in 2000, was promoted to Senior Vice President in 2002, and was elected Treasurer in 2005. In November 2007, Mr. Larson was selected to lead our corporate strategy business and elected to Executive Vice President.

James F. Risoleo Executive Vice President & Managing Director, Europe	57	James F. Risoleo joined our company in 1996 as Senior Vice President for Acquisitions, and was elected Executive Vice President and Chief Investment Officer in 2000. In January 2012, he became managing director of the Company’s European business activities.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Struan B. Robertson Executive Vice President Chief Investment Officer	47	Struan B. Robertson joined our company in January 2013. From 1994 to 2012 he held various positions at Morgan Stanley, most recently as Global Co-Head of its real estate and lodging business.

Brian G. Macnamara Senior Vice President, Corporate Controller	53	Brian G. Macnamara joined our company in February 1996, was promoted to Vice President, Assistant Corporate Controller in February 2007, and was elected Senior Vice President, Corporate Controller in September 2007. Prior to serving as Assistant Corporate Controller, Mr. Macnamara served as Vice President, Financial Reporting and Corporate Real Estate.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc.

Host Inc.’s common stock is listed on the New York Stock Exchange and trades under the symbol “HST.” The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share of Host Inc.’s common stock as reported on the New York Stock Exchange Composite Tape and dividends declared per share:

	Stock Price		Dividends Declared Per Share
	High	Low
2011
1st Quarter	$19.88	$16.62	$0.02
2nd Quarter	18.30	15.60	0.03
3rd Quarter	17.81	10.19	0.04
4th Quarter	14.90	9.78	0.05

	Stock Price		Dividends Declared Per Share
	High	Low
2012
1st Quarter	$17.25	$14.71	$0.06
2nd Quarter	17.06	14.11	0.07
3rd Quarter	16.30	14.06	0.08
4th Quarter	17.25	13.78	0.09

Under the terms of our senior notes indenture and the credit facility, Host Inc.’s ability to pay dividends and make other payments is dependent on its ability to satisfy certain financial requirements. See Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and Part I Item 1A. “Risk Factors – Financial Risks and Risks of Operation – Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units.”

As of February 21, 2013, there were 26,255 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial holders of our common stock than record holders. As of February 21, 2013, there were 1,765 holders of OP units (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, convertible into Host Inc.’s common stock.

Host Inc.’s ability to qualify as a REIT under the Internal Revenue Code is facilitated by limiting the number of shares of its stock that a person may own. Its charter provides that, subject to limited exceptions, no person or persons acting as a group may own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 9.8% in value or in number, whichever is more restrictive, of shares of Host Inc.’s outstanding common stock, preferred stock or any other class of stock, each considered as a separate class or series for this purpose. Host Inc.’s Board of Directors has the authority to increase the ownership limit from time to time, but does not have the authority to do so to the extent that, after giving effect to such increase, any five beneficial owners of capital stock beneficially could own in the aggregate more than 49.5% of the outstanding capital stock. See Part I Item 1A. “Risk Factors – Risks of Ownership of Host Inc.’s Common Stock – There are limitations on the acquisition of Host Inc. common stock and changes in control.”

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

Comparison of Five-Year Cumulative Stockholder Returns 2007 – 2012

	2007	2008	2009	2010	2011	2012
Host Hotels & Resorts, Inc.	$100.00	$46.59	$71.99	$110.50	$92.23	$99.75
NAREIT Equity Index	$100.00	$62.27	$79.70	$101.98	$110.42	$132.18
S&P 500 Index	$100.00	$63.00	$79.67	$91.67	$93.60	$108.58

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Fourth Quarter 2012 Host Inc. Purchases of Equity Securities

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid Per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs
September 8, 2012 – October 7, 2012	—		—		—	—
October 8, 2012 – November 7, 2012	1,939	*	—		—	—
November 8, 2012 – December 7, 2012	—		—		—	—
December 8, 2012 December 31, 2012	3,176	**	$14.96	**	—	—

Total	5,115		$14.96		—	—

*	Reflects shares of restricted stock forfeited for failure to meet vesting criteria.
**	Reflects shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the price of Host Inc. common stock on the date of release).

Item 5.	Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.

There is no established public trading market for our OP units and transfers of OP units are restricted by the terms of Host L.P.’s partnership agreement. The following table sets forth, for the fiscal periods indicated, Host L.P.’s distributions declared per common OP unit:

	Distributions Declared Per Common Unit
	2011	2012
1st Quarter	$.0204	$.0613
2nd Quarter	.0306	.0715
3rd Quarter	.0409	.0817
4th Quarter	.0511	.0919

The number of holders of record of Host L.P.’s common OP units on February 21, 2013 was 1,765. The number of outstanding common OP units as of February 21, 2013 was 721,213,932 of which 711,406,759 were owned by Host Inc. Under the terms of our senior notes indenture and the credit facility, Host L.P.’s ability to make distributions and other payments is dependent on its ability to satisfy certain financial requirements. In addition, under the terms of Host L.P.’s preferred OP units, we are not permitted to make distributions on our common OP units unless all cumulative distributions have been paid on our preferred OP units. See Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” and Part I Item 1A. “Risk Factors – Financial Risks and Risks of Operation – Our ability to pay dividends and to make distributions may be limited or prohibited by the terms of our indebtedness or preferred units”

Fourth Quarter 2012 Host L.P. Purchases of Equity Securities

Period	Total Number of Units Purchased		Average Price Paid Per Common Unit	Total Number of Common Units Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Common Units that May Yet Be Purchased Under the Plans or Programs
September 8, 2012 – October 7, 2012	29,416	*	1.021494 shares of Host Inc. Common Stock *	—	—
October 8, 2012 – November 7, 2012	60,828	**	1.021494 shares of Host Inc. Common Stock **	—	—
November 8, 2012 – December 7, 2012	24,290	*	1.021494 shares of Host Inc. Common Stock *	—	—
December 8, 2012 December 31, 2012	53,554	***	1.021494 shares of Host Inc. Common Stock ***	—	—

Total	168,088			—	—

*	Reflects common OP units redeemed by Host Inc. in exchange for shares of its common stock.
**	Reflects (1) 58,930 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 1,898 common OP units cancelled upon cancellation of 1,939 shares of Host Inc.’s common stock by Host Inc.
***	Reflects (1) 50,445 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 3,109 common OP units cancelled upon cancellation of 3,176 shares of Host Inc.’s common stock by Host Inc.

Item 6.	Selected Financial Data (Host Hotels & Resorts, Inc.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, Inc. for the five years ended December 31, 2012 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Income Statement Data:
Revenues	$5,286	$4,924	$4,361	$4,074	$5,034
Income (loss) from continuing operations	13	(10)	(127)	(194)	379
Income (loss) from discontinued operations, net of tax (1)	50	(6)	(5)	(64)	35
Net income (loss)	63	(16)	(132)	(258)	414
Net income (loss) attributable to Host Hotels & Resorts, Inc.	61	(15)	(130)	(252)	395
Net income (loss) available to common stockholders	61	(15)	(138)	(261)	386
Basic earnings (loss) per common share:
Income (loss) from continuing operations	.01	(.01)	(.20)	(.34)	.67
Income (loss) from discontinued operations	.07	(.01)	(.01)	(.11)	.07
Net income (loss)	.08	(.02)	(.21)	(.45)	.74
Diluted earnings (loss) per common share:
Income (loss) from continuing operations	.01	(.01)	(.20)	(.34)	.65
Income (loss) from discontinued operations	.07	(.01)	(.01)	(.11)	.07
Net income (loss)	.08	(.02)	(.21)	(.45)	.72
Dividends declared per common share	.30	.14	.04	.25	.65
Balance Sheet Data:
Total assets	$12,994	$13,090	$12,411	$12,555	$11,950
Debt	5,411	5,753	5,477	5,837	5,876
Preferred stock	—	—	—	97	97

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties prior to their disposition and the gain or loss on those dispositions.

Item 6.	Selected Financial Data (Host Hotels & Resorts, L.P.)

The following table presents certain selected historical financial data which has been derived from audited consolidated financial statements of Host Hotels & Resorts, L.P. for the five years ended December 31, 2012 and should be read in conjunction with the consolidated financial statements and related notes and Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”:

	Calendar year
	2012	2011	2010	2009	2008
	(in millions, except per unit amounts)
Income Statement Data:
Revenues	$5,286	$4,924	$4,361	$4,074	$5,034
Income (loss) from continuing operations	13	(10)	(127)	(194)	379
Income (loss) from discontinued operations, net of tax (1)	50	(6)	(5)	(64)	35
Net income (loss)	63	(16)	(132)	(258)	414
Net income (loss) attributable to Host Hotels & Resorts, L.P.	62	(15)	(132)	(257)	411
Net income (loss) available to common unitholders	62	(15)	(140)	(266)	402
Basic earnings (loss) per common unit:
Income (loss) from continuing operations	.02	(.01)	(.21)	(.34)	.68
Income (loss) from discontinued operations	.07	(.01)	—	(.10)	.06
Net income (loss)	.09	(.02)	(.21)	(.44)	.74
Diluted earnings (loss) per common unit:
Income (loss) from continuing operations	.02	(.01)	(.21)	(.35)	.66
Income (loss) from discontinued operations	.07	(.01)	—	(.10)	.06
Net income (loss)	.09	(.02)	(.21)	(.45)	.72
Distributions declared per common unit	.306	.143	.0408	.025	.65
Balance Sheet Data:
Total assets	$12,994	$13,090	$12,410	$12,553	$11,948
Debt	5,411	5,753	5,477	5,837	5,876
Preferred units	—	—	—	97	97

(1)	Discontinued operations reflects the operations of properties classified as held for sale, the results of operations of properties prior to their disposition and the gain or loss on those dispositions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.

Overview

Host Inc. operates as a self-managed and self-administered REIT that owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and in which it holds approximately 98.6% of Host L.P.’s common OP units as of December 31, 2012. The remaining approximate 1.4% of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotel properties. We currently own 118 hotels in the United States and internationally and have minority ownership interests in an additional 22 hotels through joint ventures in Europe and the Asia/Pacific region. These hotels are operated under brand names that are among the most respected and widely recognized in the lodging industry. The majority are located in central business districts of major cities, near airports and in resort/conference destinations that benefit from significant barriers to entry by competitors. Since 2000, the percentage of revenues generated by our urban and resort/conference hotels has increased from 64% to 80% in 2012, as we have focused our acquisition efforts on these hotel types, and similarly disposed of non-core assets. While hotels in these markets still are subject to competitive pressures, we believe this strategy of combining premium brands with superior locations provides opportunities to achieve room rate and occupancy premiums in excess of our competitors.

Our Customers

The majority of our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 60%, 35%, and 5%, respectively, of our 2012 room sales. Similar to the majority of the lodging industry, we further categorize business within these categories based on characteristics they have in common as follows:

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

•

Special Corporate: This is a negotiated rate offered to companies and organizations that provide significant levels of room night demand to the hotel or to hotel brands generally. These rates typically are negotiated annually at a discount to the anticipated retail rate.

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

The final category is contract business, which refers to blocks of rooms sold to a specific company for an extended period of time at significantly discounted rates. Contract rates usually are utilized by hotels that are located in markets that are experiencing consistently lower levels of demand. Airline crews are typical generators of contract demand for our hotels.

Understanding Our Performance

Our Revenues and Expenses. Our hotels are operated by third-party managers under long-term agreements, pursuant to which they typically earn base and incentive management fees based on the levels of revenues and profitability of each individual hotel. We provide operating funds, or working capital, which the managers use to purchase inventory and to pay wages, utilities, property taxes and other hotel-level expenses. We generally receive a cash distribution from our hotel managers each month, which distribution reflects hotel-level sales less property-level operating expenses (excluding depreciation).

Revenue from owned hotels represents 95% of our total revenue. The following table presents the components of our hotel revenue as a percentage of our total revenue:

		% of 2012 Revenues
•	Rooms revenue. Occupancy and average daily room rate are the major drivers of rooms revenue. The business mix of the hotel (group versus transient and premium versus discount business) is a significant driver of room rates.	61%

•	Food and beverage revenue. Occupancy and the type of customer staying at the hotel are the major drivers of food and beverage revenue (i.e., group business typically generates more food and beverage business through catering functions when compared to transient business, which may or may not utilize the hotel’s restaurants).	28%

•	Other revenue. Occupancy, the nature of the property (i.e., resort, etc.) and its price point are the main drivers of other ancillary revenue, such as parking, golf course, spa, entertainment and other guest services.	6%

Hotel operating expenses represent approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

		% of 2012 Operating Costs and Expenses
•	Rooms expense. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expense. These costs can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.	18%

•	Food and beverage expense. These expenses primarily include food, beverage and labor costs. Occupancy and the type of customer staying at the hotel (i.e., catered functions generally are more profitable than outlet sales) are the major drivers of food and beverage expense, which correlates closely with food and beverage revenue.	23%

		% of 2012 Operating Costs and Expenses
•	Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenue, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, sales and marketing, repairs and minor maintenance and utility costs.	26%

•	Management fees. Base management fees are computed as a percentage of gross revenue. Incentive management fees generally are paid when operating profits exceed certain threshold levels.	4%

•	Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenue at our hotels.	12%

•	Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotel properties and the level of past capital expenditures.	15%

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

RevPAR changes that are driven by occupancy have different implications on overall revenue levels, as well as incremental operating profit, than do changes that are driven by average room rate. For example, increases in occupancy at a hotel would lead to increases in rooms revenues and ancillary revenues, such as food and beverage revenue, as well as additional incremental costs (including housekeeping services, utilities and room amenity costs). RevPAR increases due to higher room rates, however, would not result in additional room-related costs, with the exception of those charged as a percentage of revenue. As a result, changes in RevPAR driven by increases or decreases in average room rates have a greater effect on profitability than changes in RevPAR caused by occupancy levels.

In discussing our operating results, we present RevPAR and certain other financial data for our hotels on a comparable hotel basis. Comparable hotels are those properties that we have owned for the entirety of the reporting periods being compared and whose operations have been included in our consolidated results. Comparable hotels do not include the results of properties acquired or sold, or that incurred business interruption due to significant property damage or large scale capital improvements.

We also evaluate the performance of our business through certain non-GAAP financial measures. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit, net income and earnings per share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance and a discussion of certain limitations of such measures in “—Non-GAAP Financial Measures.” Our non-GAAP financial measures include:

•

NAREIT Funds From Operations (“FFO”) and Adjusted FFO per diluted share. We use NAREIT FFO and Adjusted FFO per diluted share as a supplemental measure of company-wide profitability. NAREIT adopted FFO in order to promote an industry-wide measure of REIT operating performance. We also adjust NAREIT FFO for gains and losses on extinguishment of debt, acquisition costs and litigation gains or losses outside the ordinary course of business.

•

Hotel adjusted operating profit and margins. Hotel adjusted operating profit measures property-level results before debt service, depreciation and corporate expenses and is a supplemental measure of aggregate property-level profitability. We use hotel adjusted operating profit and associated margins to evaluate the profitability of our comparable hotels.

•

EBITDA and Adjusted EBITDA. Earnings before income taxes, interest expense, depreciation and amortization (“EBITDA”) is a supplemental measure of the operating performance of our properties and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. We also adjust EBITDA for gains and losses related to real estate transactions and impairment losses (“Adjusted EBITDA”).

Summary of 2012 Operating Results

The following table reflects certain line items from our audited statements of operations and the significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:

	2012	2011	% Change 2011 to 2012	2010	% Change 2010 to 2011
Total revenues	$5,286	$4,924	7.4%	$4,361	12.9%
Net income (loss)	63	(16)	N/M	(132)	87.9
Operating profit	383	326	17.5	223	46.2
Operating profit margin under GAAP	7.2%	6.6%	60bps	5.1%	150bps
Adjusted EBITDA	1,190	1,018	16.9%	834	22.1%

Diluted earnings (loss) per share	$.08	$(.02)	N/M	$(.21)	90.5%
NAREIT FFO per diluted share	1.04	.89	16.9	.68	30.9
Adjusted FFO per diluted share	1.10	.92	19.6	.74	24.3

Comparable Hotel Data:

	2012 Comparable Hotels (a)			2011 Comparable Hotels (a)
	2012	2011	% Change 2011 to 2012	2011	2010	% Change 2010 to 2011
Comparable hotel revenues	$4,428	$4,195	5.5%	$4,315	$4,087	5.6%
Comparable hotel RevPAR	142.48	133.87	6.4	129.97	122.47	6.1
Comparable hotel operating profit	1,061	946	12.2	961	875	9.8
Comparable hotel adjusted operating profit margin	24.0%	22.6%	140bps	22.3%	21.4%	90bps

(a)	Comparable hotel operating statistics for 2012 and 2011 are based on 103 comparable hotels as of December 31, 2012, while the comparable hotel operating statistics for 2011 and 2010 are based on 104 comparable hotels as of December 31, 2011.

In 2012, RevPAR at our comparable hotels increased 6.4% compared to 2011, marking the third straight year of comparable RevPAR growth of approximately 6%. While the overall growth in the economy since the 2008-2009 recession has been slow, particularly with regards to GDP growth and the continued high unemployment, specific drivers of lodging demand have proven to be more resilient, allowing for steady RevPAR improvements. In particular, corporate business, which is one of the most important demand drivers of our portfolio, has strengthened as corporate profits and business investment have increased at a much greater rate than the overall economy. Additionally, our properties in gateway markets, such as New York, San Francisco, Los Angeles, Seattle, Boston, Miami and Chicago, have benefited from an increase in demand from travel to the U.S. as international arrivals increased 7% through September 2012 based on the most recent available report from the Office of Travel and Tourism Industries.

Growth in 2012 at our comparable hotels was both rate and occupancy driven, as room rates improved 3.6% and occupancy improved 200 basis points to 74.5%, which is one percentage point above our pre-recession occupancy levels in 2007. As we enter the third full year of the lodging recovery, our operators have been able to gradually increase room rates, particularly for our transient business, as the occupancy levels at our properties have continued to improve. The occupancy improvement for the year was driven by an increase in demand from our corporate group business, as reflected in a 4% increase in group room nights compared to 2011.

Food and beverage revenues at our comparable hotels increased 3.9% for 2012. The increase was driven primarily by improvements in banquet and audio visual revenues during the first half of the year, while outlet revenue improved during the second half of the year. Banquet and audio visual revenues provide higher overall operating margins than outlet revenue, as catered functions generally are more profitable. Overall, food and beverage revenues increased by 6.4% compared to 2011, which includes incremental food and beverage revenues from recently acquired hotels of $31 million.

As a result, total revenues for our owned hotels increased $342 million to $5.0 billion for the year. In addition to the hotel revenues for our owned hotels described above, our other revenues increased $20 million, which was due primarily to increased revenue from the 53 Courtyard by Marriott hotels leased from Hospitality Properties Trust (“HPT”). Accordingly, total revenues increased $362 million to approximately $5.3 billion for 2012. Approximately $99 million of the increase both in total revenues and revenues for owned hotels resulted from the inclusion of operations from recently acquired hotels, including the Grand Hyatt Washington, which was purchased in July 2012 and a full year of operations for 10 hotels purchased in the first quarter of 2011.

Operating margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) increased 60 basis points for the full year 2012. Operating margins are affected significantly by several items, including operations from recently acquired hotels, depreciation, impairments, and corporate expenses. Our comparable hotel adjusted operating profit margins, which exclude these and other items, increased 140 basis points to 24.0%. Our comparable hotel adjusted operating profit margins were impacted positively by the 3.6% increase in average room rate, as well as a 5.5% decline in utilities expense.

Net income (loss) for Host Inc. improved $79 million in 2012 to a net income of $63 million and Adjusted EBITDA increased $172 million, or 16.9%, to $1.2 billion. Net income was impacted negatively by a $60 million non-cash impairment charge in 2012 related to The Westin Mission Hills Resort & Spa, partially offset by a $48 million gain from asset sales.

During 2012, Host Inc.’s diluted income (loss) per common share improved $.10 per share to income of $.08 per share. The improvement in our income per diluted share reflects the improvement in operating results at our hotels as described above. Host Inc.’s Adjusted FFO per diluted share increased 19.6% to $1.10 per share for 2012.

The trends and transactions described above for Host Inc. affected similarly the operating results for Host L.P, as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the outside partners of Host L.P. For the year, Host L.P.’s net income (loss) improved $79 million to income of $63 million, and the diluted income (loss) per common diluted unit improved $.11 per unit to income of $.09 per unit.

Investing Activities

Acquisitions and New Development. We believe that the lodging industry will continue to present opportunities to acquire hotels at discounts to replacement cost, with growth potential that will provide returns at attractive premiums to our cost of capital. While the global economic outlook remains unclear, the on-going strength of hotel performance, particularly in gateway markets, due to limited new supply and the increasing availability of debt, creates a favorable environment for hotel transactions. Our acquisition strategy also includes the acquisition or development of midscale and upscale properties in select target markets. During 2012, we completed the following transactions:

•

On July 16, 2012, we acquired the 888-room Grand Hyatt Washington for approximately $400 million. In connection with the acquisition, we also paid $17 million, net, for the FF&E replacement fund, working capital and other assets.

•

On June 8, 2012, we acquired land and entered into a construction agreement to develop two hotels, totaling 405 rooms, in Rio de Janeiro. We invested approximately R$53 million ($26 million) in 2012 and estimate our total development costs to be R$129 million ($72 million). The hotels will be managed by Accor under the ibis and Novotel brands and are expected to open in 2014.

•

In May 2012, we entered into a 50/50 joint venture with White Lodging Services to develop a 255-room Hyatt Place in Nashville, Tennessee. The hotel is expected to open in December 2013 at a total cost of $46 million, including the purchase of the land. The joint venture has secured a $34.8 million construction loan for this project, but, as of December 31, 2012, had not drawn on this facility.

International Joint Venture Investments. We continue to utilize joint ventures to expand our global portfolio and help diversify exposure to the market. During 2012, the Euro JV completed the following acquisitions:

•	On July 26, 2012, the Euro JV acquired the 192-room Le Méridien Grand Hotel in Nuremberg for approximately €30 million ($37 million).

•

On November 30, 2012, the Euro JV acquired a portfolio of five hotels comprising 1,733 rooms in Paris and Amsterdam for approximately €440 million ($572 million) and the payment of €10 million ($13 million) for the FF&E replacement fund. The acquisition was financed, in part, through the issuance of €250 million ($325 million) of mortgage debt.

We contributed approximately €80 million ($103 million) in connection with these acquisitions, which also includes closing costs of €9 million ($11 million). In connection with the acquisition of the portfolio of five hotels, we received €62 million ($80 million) for our interest in the mortgage loan secured by the hotels that was repaid at closing which we had acquired for €40 million ($55 million) in April 2010.

On March 6, 2012, the Asia/Pacific JV acquired the 278-room Citigate Perth in Australia for A$61 million ($64 million). The Asia/Pacific JV invested approximately A$17 million ($18 million) to upgrade and rebrand the hotel to a Four Points by Sheraton. Our equity contribution for the hotel was approximately A$10 million ($11 million). Additionally, the Asia/Pacific JV has a non-controlling interest in a separate joint venture to develop seven hotels in India. The ibis and Novotel Techpark, Bangalore opened in 2012 and the other five hotels are under various stages of development in Chennai and Delhi and are expected to open during 2014.

Value Enhancement Projects. We also look to enhance the value of our portfolio by identifying and executing strategies designed to achieve the highest and best use of all aspects of our properties. We believe that the successful execution of these projects will create significant value for the company. During 2012, we focused on the following value-enhancement projects:

•

On November 9, 2012, we entered into a joint venture agreement (the “Maui JV”) with Hyatt Residential Group to develop, sell and operate a 131-unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa for estimated development costs of $200 million, which we expect will be funded with a $110 million construction loan and partner equity contributions. We contributed a combination of land and cash to the Maui JV in exchange for a 67% membership interest. The residents of the timeshare units will have access to amenities at our existing resort, for which they will pay a fee that will be included in their timeshare association dues. In addition to any profits from the sale of timeshare units, we also expect to benefit from synergies created with our existing hotel, including room sales in connection with marketing efforts or transition nights, ancillary revenues from our spa, food and beverage outlets and retail shops, as well as savings related to shared expenses. Construction has begun and the project is expected to open in late 2014.

•

On August 2, 2012, we announced a 20-year lease agreement with Vornado Realty Trust (“Vornado”) to lease the retail and signage space at the New York Marriott Marquis. Vornado plans to invest approximately $140 million to redevelop and substantially expand the existing retail space, including the conversion of below-grade parking to high-end retail space and six-story, block front, LED signage that is expected to improve the hotel’s presence on Times Square. As a result of the lease, our rental income increased by more than $6 million annually and we would expect significant additional rent increases as the project is completed and leased. Over the term of the lease, each party has options that, if exercised, would result in ownership of the retail space being conveyed to Vornado at a price based on the future cash flow of the leased property.

•

We also are under contract with a luxury homebuilder to sell 4.2 acres of excess land adjacent to our Newport Beach Marriott Hotel & Spa. The land, which previously was used for tennis courts, has been approved for the development and sale of 79 luxury condominiums. The sale is expected to close by mid-2013 and is subject to various customary closing conditions.

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and ROI projects primarily consist of large-scale redevelopment projects, as well as near-term capital and operational improvement plans at our newly acquired properties, which we refer to as acquisition projects. During 2012 and 2011, we invested $128 million and $13 million, respectively, in acquisition projects and $144 million and $202 million, respectively, in other projects for a total of $272 million and $215 million, respectively, in redevelopment and ROI expenditures. During 2013, we plan to spend between $40 million to $50 million in acquisition expenditures and $90 million to $100 million for other projects for total redevelopment and ROI expenditures of $130 million to $150 million. In 2012, we continued to implement various projects that were designed specifically to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. Significant redevelopment capital expenditures during the year included the following projects:

•

The redevelopment projects that began in 2011 at the following three properties were completed: the Atlanta Marriott Perimeter Center, the Chicago Marriott O’Hare and the Sheraton Indianapolis. These properties have experienced an average RevPAR increase of 41% for 2012 when compared to the pre-construction period in 2010.

•

Sheraton New York Hotel & Towers – the completion of the renovation of all 1,780 rooms, including major mechanical upgrades to the heating and cooling system as part of the extensive renovation and redevelopment project begun in 2011.

•

San Diego Marriott Marquis & Marina – continuation of the extensive renovation and redevelopment project begun in 2010, which in 2012 included the completion of the South Tower greatroom redesign of the bar, restaurant and grab & go outlet.

•	Orlando World Center Marriott – we began the complete enhancement of the pool area, including new water slides and activity areas and new pool dining facilities.

Included in our ROI expenditures are capital projects at our recently acquired hotels that we considered as part of our initial investment. Significant projects during the year included:

•

The $88 million conversion of the former New York Helmsley Hotel (acquired March 2011) to The Westin New York Grand Central on October 1, 2012. The hotel is New York City’s second Westin-branded property. The conversion included a complete renovation of all 774 guest rooms, the ballroom and meeting space, fitness center, lobby and public areas and the heating and cooling systems, as well as a new bar and restaurant.

•

We also completed the renovation of the 270 rooms at the W New York – Union Square (acquired September 2010) and began the renovation of all guestrooms at both the Manchester Grand Hyatt San Diego (acquired March 2011) and the Grand Hyatt Washington (acquired July 2012).

Renewal and Replacement Capital Expenditures. We spent $366 million and $327 million on renewal and replacement expenditures during 2012 and 2011, respectively. These projects included the renovation of over 6,500 rooms, 100,000 square feet of public space and 500,000 square feet of meeting space in 2012. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Major projects completed in 2012 included the renovation of 1,100 rooms at the Boston Marriott Copley Place, all 834 guestrooms at the Hyatt Regency Washington on Capitol Hill, all 891 rooms at The Westin Seattle, over 33,000 square feet of meeting space at The Ritz-Carlton, Buckhead, almost 10,500 square feet of meeting space at the W New York and the renovation of 978 guestrooms and the 45,000 square foot exhibit hall in the New York Marriott Marquis. Major renewal and replacement projects that were underway during the fourth quarter of 2012 included 459 rooms at the Washington Marriott at Metro Center, the 504-room North Tower of the Orlando World Center Marriott and 130,000 square feet of meeting space at The Westin Kierland Resort & Spa. We expect that our investment in renewal and replacement expenditures in 2013 will total approximately $270 million to $290 million. At the midpoint of this range, this represents an approximate 20% decrease when compared to 2012 and should result in less business disruption at our properties.

Dispositions. We disposed of four properties over the last 12 months, including the sale of the Atlanta Marriott Marquis on January 11, 2013, for $445 million, including $26 million of FF&E replacement funds. While two of the sales were smaller properties in non-core markets, the disposition of the San Francisco Airport Marriott and the Atlanta Marriott Marquis hotels represented opportunities to capitalize on favorable market conditions and rebalance the investments in our portfolio. For example, the sale of the Atlanta Marriott Marquis reduced our overall market presence in Atlanta, which now represents approximately 3% of our total revenues. During 2013, we believe that transaction volume in the industry will increase as the year progresses and we plan to remain opportunistic with our disposition activity.

Financing Activities

We continued to make progress in 2012 on our goal to strengthen our balance sheet by lowering our debt-to-equity ratio and improving our overall credit statistics. We believe that lower leverage reduces our overall cost of capital and our earnings volatility and increases our access to capital, thereby providing us with the necessary flexibility to take advantage of opportunities throughout the lodging cycle, which we consider a key competitive advantage. As our operations have improved, we have focused strategically on raising and deploying capital to improve our leverage ratios, while at the same time completing substantial investments in our portfolio through acquisitions and capital investments. During the year, we issued approximately $1.5 billion of debt with a weighted average interest rate of 3.7% and used the proceeds thereof, along with available cash, to repay approximately $1.9 billion of debt with a weighted average interest rate of 6.7%. As a result of these transactions, we have decreased our weighted average interest rate by 90 basis points, to 5.4%, and lengthened our weighted average debt maturity by 0.7 years to 5.1 years. Specifically, during the year we completed the following significant financing transactions.

•

We issued $450 million of 4 3/4% Series C senior notes due 2023 for net proceeds of approximately $443 million and $350 million 5 1/4% Series B senior notes due 2022 for net proceeds of approximately $344 million.

•

We entered into a $500 million term loan through an amendment of our credit facility. The term loan has a five-year maturity and a floating interest rate of LIBOR plus 180 basis points based on our leverage ratio at December 31, 2012. We also drew approximately $142 million on a net basis in 2012 on the revolving portion of our credit facility.

•	We redeemed a total of nearly $1.8 billion of senior notes and exchangeable debentures.

•

We repaid the $113 million loan with a 7.5% interest rate on the JW Marriott, Washington, D.C. and issued a $100 million mortgage loan secured by the Hyatt Regency Reston. The new loan bears interest at 1-month LIBOR plus 310 basis points and matures on July 1, 2016, with an additional one-year extension at our option subject to debt service and loan-to-value requirements and other conditions.

•	We issued 17.5 million common shares under our “at the market” offering programs. The shares were issued at an average price of $15.67 per share for net proceeds of $271 million.

We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditures programs and take advantage of investment opportunities. For a detailed discussion, see “—Liquidity and Capital Resources.”

2013 Outlook

We believe that the broad economic trends experienced between 2010 and 2012 should continue in 2013, which likely will translate into moderate growth in lodging demand. Real U.S. GDP growth is anticipated to be 2.0% in 2013 based on consensus estimates. The slightly muted economic growth prospects in the U.S. relate to the increased tax rates in 2013, as well as continued uncertainty regarding U.S. tax and spending policies and continued elevated unemployment levels. We anticipate that this uncertainty also will lead to more moderate growth in business investment, particularly in the first half of the year, which historically has been correlated to lodging demand. We expect slower economic growth in Europe, which will affect demand negatively, though key urban markets such as London and Paris should outperform the market as a whole. We expect economic growth in the Asia-Pacific and Latin America regions to accelerate, which should bolster lodging demand both for our international properties and our properties located in key domestic gateway markets.

Supply growth for upper-upscale and luxury hotels is expected to increase from 2012 levels, but remain well below the long-term industry trend. As is typical in the lodging cycle, supply growth has lagged the recovery in demand due to the long term planning required for hotel development. During the current recovery, supply growth also has been hampered first by the lack of available credit during the recession and second by the slow pace of the recovery as, on average, upper-upscale hotels in gateway markets continue to trade below replacement cost. Demand has therefore increased at a faster pace than supply, resulting in strong occupancy increases, which is reflected in our strong booking pace for 2013. We continue to expect demand to outpace supply in 2013, resulting in a modest increase in occupancy, which we believe will allow operators to shift focus toward improving the mix of business and driving average daily rate increases. Therefore, RevPAR growth is anticipated to be driven primarily by average daily rate, which should provide an opportunity to drive operating profits.

We also believe that our hotels will benefit in 2013 from the improvements made to our portfolio through our capital expenditures program and acquisitions. We spent over $600 million on major redevelopment and return on investment capital projects between 2010 and 2012 that we believe have improved significantly the competitive position of our properties, while taking advantage of reduced occupancies and significantly lower construction costs. We expect that the pace of our capital spending will slow in 2013, which will lessen the disruption experienced compared to 2011 and 2012.

Based on the trends discussed above as well as our forecasts for our properties, we believe that comparable hotel RevPAR will increase 5% to 7% for 2013. Additionally, we believe that comparable food and beverage and other revenue will increase approximately 2% to 4% for 2013. However, there can be no assurances that any increases in hotel revenues or earnings at our properties will continue for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns. See Part I Item 1A. “Risk Factors.”

Results of Operations

The following table reflects certain line items from our audited statements of operations and other significant operating statistics (in millions, except operating statistics and percentages):

	2012	2011	% Change 2011 to 2012	2010	% Change 2010 to 2011
Revenues:
Owned hotel revenues	$5,013	$4,671	7.3%	$4,162	12.2%
Other revenues (1)	273	253	7.9	199	27.1

Operating costs and expenses:
Property-level costs (2)	4,807	4,489	7.1	4,033	11.3
Corporate and other expenses	107	111	(3.6)	108	2.8
Gain on insurance settlements	11	2	N/M	3	(33.3)
Operating profit	383	326	17.5	223	46.2
Interest expense	373	371	0.5	383	(3.1)
Income (loss) from discontinued operations	50	(6)	N/M	(5)	20.0

All hotel operating statistics (3):
RevPAR	$139.90	$130.70	7.0%	$121.46	7.6%
Average room rate	$189.32	$181.88	4.1%	$173.17	5.0%
Average occupancy	73.9%	71.9%	2.0pts.	70.1%	1.8pts.

Comparable hotel operating statistics (4):
RevPAR	$142.48	$133.87	6.4%	N/A	6.1%
Average room rate	$191.15	$184.52	3.6%	N/A	4.3%
Average occupancy	74.5%	72.5%	2.0pts.	N/A	1.3pts.

Host Inc.:
Net (income) loss attributable to non-controlling interests	$(2)	$1	N/M	$2	(50)%
Net income (loss) attributable to Host Hotels & Resorts, Inc.	61	(15)	N/M	(130)	88.5

Host L.P.:
Net (income) loss attributable to non-controlling interests	$(1)	$1	N/M	$—	N/M
Net income (loss) attributable to Host Hotels & Resorts, L.P.	62	(15)	N/M	(132)	88.6%

(1)	Includes the results of the 53 hotels leased from HPT in 2012 and 2011, respectively, and the 71 hotels leased from HPT in 2010, which operations we consolidated beginning July 7, 2010 as a result of the termination of the subleases with our subtenant. The line item also includes rental income earned prior to the sublease terminations. The leases expired December 31, 2012.
(2)	Amounts represent operating costs and expenses per our consolidated statements of operations, less corporate and other expenses and the gain on insurance settlements.
(3)	Operating statistics are for all properties as of December 31, 2012, 2011 and 2010, and include the results of operations for hotels sold prior to their disposition.
(4)	Comparable hotel operating statistics for 2012 and 2011 are based on 103 comparable hotels as of December 31, 2012. The percent change from 2010 and 2011 are based on 104 comparable hotels as of December 31, 2011.

N/M=Not Meaningful

Hotel Sales Overview

The following table presents revenues in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	2012	2011	% Change 2011 to 2012	2010	% Change 2010 to 2011
Revenues:
Rooms	$3,219	$2,975	8.2%	$2,619	13.6%
Food and beverage	1,494	1,404	6.4	1,270	10.6
Other	300	292	2.7	273	7.0

Owned hotel revenues	5,013	4,671	7.3	4,162	12.2
Other revenues	273	253	7.9	199	27.1

Total revenues	$5,286	$4,924	7.4	$4,361	12.9

2012 Compared to 2011. During 2012, total revenue increased $362 million, or 7.4%, primarily as a result of growth in room revenues, reflecting an increase in RevPAR, and growth in food and beverage revenues. In addition, revenues benefited from the acquisition of one hotel in July 2012 and a full year of operations for 10 hotels acquired in 2011. Revenues for properties sold in 2012 or 2011 have been reclassified to discontinued operations.

Rooms. Room revenues increased $244 million, or 8.2%, to $3,219 million in 2012 due to strong growth in room rates coupled with a growth in occupancy. Comparable hotel RevPAR improved 6.4% as a result of a 3.6% increase in average room rate and a 200 basis point increase in average occupancy. In addition, room revenue for 2012 increased $67 million due to incremental revenues from recently acquired hotels.

Food and beverage. Food and beverage (“F&B”) revenues increased $90 million, or 6.4%, to $1,494 million in 2012, primarily resulting from an increase in comparable F&B revenue of 3.9%. The increase in comparable F&B revenue was driven by improvements in banquet and audio visual revenues during the first half of the year, while outlet revenue improved in the second half of the year, as new and recently renovated restaurants performed well. In addition, F&B revenues for 2012 increased $31 million due to incremental revenues from recently acquired hotels.

Other revenues from owned hotels. During 2012, other revenues from owned hotels increased $8 million, or 2.7%, to $300 million. The improvement primarily resulted from an increase in operating departments such as garage, spa and golf, partially offset by a decrease in gift shop revenue, as well as $2 million in incremental revenues from recently acquired hotels.

Other revenues. Other revenues increased $20 million, or 7.9%, to $273 million in 2012. The improvement was due to $5 million in retail lease revenue at the New York Marriott Marquis as a result of the new lease agreement with Vornado Realty Trust, as well as an increase of $12 million in revenues for hotels we leased from HPT.

While management evaluates the performance of each individual hotel against its competitive set in a given market, overall we evaluate the portfolio operating results using three different criteria: property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type.

The following table sets forth performance information for our comparable hotels by property type as of December 31, 2012 and 2011:

Comparable Hotels Portfolio by Property Type (a)

	As of December 31, 2012		Year ended December 31, 2012			Year ended December 31, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	53	33,232	$203.60	75.9%	$154.58	$197.61	74.0%	$146.30	5.7%
Suburban	27	10,321	151.90	70.0	106.34	146.16	68.1	99.59	6.8
Resort/Conference	12	6,083	246.68	70.0	172.74	234.20	67.9	159.09	8.6
Airport	11	5,168	126.41	80.0	101.09	119.95	77.2	92.62	9.1

All Types	103	54,804	191.15	74.5	142.48	184.52	72.5	133.87	6.4

(a)	For a discussion of the reporting periods for our comparable hotel results, see “—Comparable Hotel Operating Statistics – Reporting Periods.”

During 2012, comparable hotel RevPAR increased across all of our hotel property types. Our Airport properties led the portfolio with a 9.1% increase for the year, driven by an improvement in average room rates of 5.4%, as well as strength at our San Francisco, Chicago, Houston and Tampa airport hotels. Our resort/conference hotels also experienced a significant RevPAR increase of 8.6%, led by our Florida and Hawaii properties. Our urban hotels slightly underperformed the portfolio due to renovation activity during the year and the effects of Hurricane Sandy in the fourth quarter.

Comparable Hotel Sales by Geographic Region.

The following table sets forth performance information for our comparable hotels by geographic region as of December 31, 2012 and 2011:

Comparable Hotels by Region (a)

	As of December 31, 2012		Year ended December 31, 2012			Year ended December 31, 2011
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	25	13,896	$183.71	77.7%	$142.68	$174.10	75.2%	$130.84	9.1%
Mid-Atlantic	11	8,638	250.77	81.4	204.02	246.54	78.3	193.07	5.7
South Central	9	5,695	149.21	71.7	106.94	147.86	68.6	101.36	5.5
D.C. Metro	12	5,416	194.18	72.5	140.86	194.48	74.0	143.90	(2.1)
North Central	11	4,782	158.90	72.8	115.66	152.39	71.5	108.91	6.2
Atlanta	7	3,846	160.74	68.1	109.50	157.31	65.0	102.32	7.0
Florida	8	3,680	210.74	73.6	155.16	196.88	71.7	141.11	10.0
New England	6	3,672	189.28	74.1	140.30	174.35	72.4	126.19	11.2
Mountain	7	2,885	161.01	65.5	105.42	157.90	65.0	102.59	2.8
Canada	3	1,219	179.54	68.3	122.68	177.23	67.5	119.66	2.5
Latin America	4	1,075	232.18	71.2	165.21	214.79	67.8	145.69	13.4

All Regions	103	54,804	191.15	74.5	142.48	184.52	72.5	133.87	6.4

(a)	For a discussion of the reporting periods for our comparable hotel results, see “—Comparable Hotel Operating Statistics – Reporting Periods.”

New England was our top performing region in 2012, with a RevPAR increase of 11.2%. The improvement was due to a RevPAR increase of 11.1% at our Boston properties, due to strong group demand, which resulted in an increase in rate of 8.6% and occupancy of 1.7 percentage points.

The Florida region had an increase in RevPAR of 10.0% due to a strong performance at our resort properties, which benefited from the completion of several renovations, leading to improvements in average room rates of 7.0% and average occupancy of 2.0 percentage points.

RevPAR in our Pacific region increased 9.1% due to strong performance at our Los Angeles and San Francisco hotels, which saw RevPAR growth of 12.3% and 10.4%, respectively. The growth in our Los Angeles hotels resulted in an increase in average room rates of 5.7% and occupancy of 4.9 percentage points, while average room rates and occupancy increased 7.7% and 2.0 percentage points, respectively, at our San Francisco hotels.

The Atlanta region had an increase in RevPAR of 7.0%, resulting from strong transient demand, which led to an increase in average room rates of 2.2% and occupancy of 3.1 percentage points.

The North Central region had an increase in RevPAR of 6.2%, led by our Chicago market, which had strong improvements in both group and transient demand, leading to an 8.8% increase in RevPAR.

The RevPAR growth of 5.7% in our Mid-Atlantic region lagged the portfolio as a whole due to lower levels of demand in our New York market as a result of cancellations related to Hurricane Sandy, including the closure of three hotels, one of which was closed for 15 days. These results were partially offset a by 14.4% RevPAR increase at our Philadelphia hotels, which benefited from significant renovations completed in 2011, as occupancy increased 8.9 percentage points.

RevPAR at our D.C. Metro region declined by 2.1% during the year, as average rate decreased slightly and occupancy decreased 1.5 percentage points. The decline was due to weak transient business, as well as cancellations related to Hurricane Sandy and renovations at three of the hotels.

Hotel Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 103 of our hotels for which 2012 and 2011 comparable hotel information is available from our managers. In 2012, overall transient revenues increased 5.9% when compared to 2011, reflecting a 4.2% improvement in average rate and a 1.6% increase in room nights. During 2012, group revenues increased approximately 6.4% when compared to 2011, reflecting a 2.3% increase in average rate and a 4.1% increase in room nights. The improvement was due to strong performance in both association and corporate business. As of year end, our group business has recovered approximately half of the 19% drop in demand that occurred during the 2008/2009 recession, and our average group rate is 1% below 2007 levels.

2011 Compared to 2010. In 2011, total revenue grew 12.9%, due to strong growth in RevPAR at our properties, as well as the inclusion of operations for 10 hotels acquired in early 2011 and a full year of operations for four hotels acquired in 2010. Revenues for properties sold in 2011 or 2010 have been reclassified to discontinued operations.

Rooms. The increase in room revenue in 2011 reflects our 6.1% improvement in comparable hotel RevPAR, which was driven by the 4.3% increase in average room rates. Rooms’ revenue increased an additional 8.0% due to incremental revenues from recently acquired hotels.

Food and beverage. The increase in food and beverage revenue reflects an increase of 5.5% at our comparable hotels, with the majority of growth generated from our banquet and audio-visual revenue. Food and beverage revenue increased an additional 5.8% due to incremental revenues from recently acquired hotels.

Other. The increase in other revenues for owned hotels in 2011 primarily is due to incremental revenues from recently acquired hotels. We also began to see improvement in the fourth quarter in spa and golf revenues as group business improved.

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

Comparable Hotels Portfolio by Property Type (a)

Comparable Hotel Sales by Property Type.

The following table sets forth performance information for our comparable hotels by property type as of December 31, 2011 and 2010:

	As of December 31, 2011		Year ended December 31, 2011			Year ended December 31, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Urban	50	32,282	$194.40	73.7%	$143.33	$186.87	73.2%	$136.76	4.8%
Suburban	28	10,564	145.56	67.9	98.77	139.45	66.0	91.98	7.4
Resort/Conference	13	8,082	215.19	67.5	145.24	204.83	65.3	133.76	8.6
Airport	13	6,275	122.85	76.6	94.09	116.03	73.9	85.73	9.7

All Types	104	57,203	180.32	72.1	129.97	172.95	70.8	122.47	6.1

(a)	For a discussion of the reporting periods for our comparable hotel results, see “—Comparable Hotel Operating Statistics – Reporting Periods”

During 2011, comparable hotel RevPAR increased across all of our hotel property types. Our airport properties led the portfolio with a 9.7% increase for the year, driven by an improvement in average room rates of 5.9%, as well as strength at our San Francisco airport hotels. Our resort/conference hotels also experienced a significant RevPAR increase of 8.6%, led by our Hawaiian properties. Our urban properties lagged the portfolio as a whole, with a RevPAR increase of 4.8%. Strong performance in our west coast urban markets, particularly San Francisco and San Diego, was offset by renovation disruption at the Sheraton New York Times Square and Philadelphia Marriott Downtown, as well as weak overall demand in our Washington, D.C. and Atlanta hotels. RevPAR improved at our suburban hotels by 7.4% for the year, driven by an increase in rate of 4.4% and an increase in occupancy of 1.9 percentage points.

Comparable Hotel Sales by Geographic Region.

The following table sets forth performance information for our comparable hotels by geographic region as of December 31, 2011 and 2010:

	As of December 31, 2011		Year ended December 31, 2011			Year ended December 31, 2010
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentages	RevPAR	Average Room Rate	Average Occupancy Percentages	RevPAR	Percent Change in RevPAR
Pacific	26	14,581	$172.15	75.4%	$129.74	$161.38	71.6%	$115.55	12.3%
Mid-Atlantic	10	8,352	241.47	77.9	188.17	225.63	79.9	180.38	4.3
South Central	9	5,687	147.86	68.6	101.36	142.83	67.1	95.80	5.8
Florida	9	5,677	183.14	69.7	127.71	178.23	68.7	122.37	4.4
DC Metro	12	5,416	194.48	74.0	143.90	191.55	74.0	141.83	1.5
North Central	10	4,358	145.00	70.6	102.33	139.68	69.0	96.39	6.2
New England	7	3,924	171.39	71.3	122.28	172.19	69.6	119.83	2.1
Atlanta	7	3,846	157.31	65.0	102.32	156.55	64.5	101.00	1.3
Mountain	7	2,889	157.90	65.0	102.59	149.32	63.2	94.30	8.8
Canada	4	1,643	168.40	66.5	112.07	154.37	68.1	105.11	6.6
Latin America	3	830	175.35	62.9	110.26	165.68	61.1	101.21	8.9

All Regions	104	57,203	180.32	72.1	129.97	172.95	70.8	122.47	6.1

(a)	For a discussion of the reporting periods for our comparable hotel results, see “—Comparable Hotel Operating Statistics – Reporting Periods”

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

Results in our Florida region were mixed. The Miami and Ft. Lauderdale market experienced a 7.3 percentage point improvement in occupancy, primarily due to strong group demand, aided by the renovation of the Miami Biscayne Bay Marriott, which was completed in 2010. RevPAR growth at our Orlando World Center Marriott had an increase of just 1%, due to lower than expected group demand.

The RevPAR growth in our Mid-Atlantic region of 4.3% lagged the portfolio as a whole due to lower levels of rate growth and the effect of new supply in the New York market, as well as significant renovations at the Sheraton New York Times Square Hotel and the Philadelphia Marriott Downtown.

Our DC Metro and Atlanta regions underperformed the portfolio as a whole, with RevPAR growth of 1.5% and 1.3%, respectively. For our DC Metro market, weak group and transient demand, along with discounted leisure rates, slowed rate growth. Our Atlanta market was affected negatively by the decline in city-wide demand, as well as renovations at the JW Marriott, Buckhead, particularly in the second half of 2011.

Hotel Sales by Business Mix. The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 104 of our hotels for which 2011 and 2010 comparable hotel information is available from our managers. In 2011, overall transient revenues increased 6.9% when compared to 2010, reflecting a 4.6% improvement in average rate and a 2.2% increase in room nights. Average daily rates improved consistently for all transient segments. The improvement in transient demand was driven by increases in special corporate room nights. During 2011, group revenues increased approximately 5.3%. Average daily rates improved 3.4%, reflecting a consistent rate growth for all group customer segments. Overall, group demand improved 1.7% for the year. The improvement was due entirely to an increase in demand in the corporate group segment, as association and other group business declined during 2011.

Property-level Operating Expenses

The following table presents consolidated property-level operating expenses in accordance with GAAP and includes both comparable and non-comparable hotels (in millions, except percentages):

	2012	2011	% Change 2011 to 2012	2010	% Change 2010 to 2011
Rooms	$875	$816	7.2%	$719	13.5%
Food and beverage	1,105	1,044	5.8	949	10.0
Other departmental and support expenses	1,282	1,240	3.4	1,131	9.6
Management fees	207	187	10.7	169	10.7
Other property-level expenses	587	564	4.1	483	16.8
Depreciation and amortization	751	638	17.7	582	9.6

Total property-level operating expenses	$4,807	$4,489	7.1	$4,033	11.3

2012 compared to 2011 and 2011 compared to 2010. Our operating costs and expenses, both of which consist of fixed and variable components, are affected by a number of factors. As previously discussed, room expense is affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expense correlates closely with food and beverage revenues, and is affected by occupancy as well as the type of customers staying at the hotel. However, the most significant expense for both room expense and food and beverage expense is related to wages and employee benefits, which comprise approximately 55% of these expenses in any year. Other property-level expenses consist of property taxes, which are highly dependent on local taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels. The overall increases in operating expenses in 2012 and 2011 are consistent with higher overall RevPAR and increases in occupancy and rates at our hotels. The year-over-year increases also reflect the incremental expenses from our recently acquired properties. For 2012, the recently acquired properties include the Grand Hyatt Washington that was purchased in July 2012 and a full year of operations for 10 hotels acquired in 2011. The increase in 2011 compared to 2010 reflects the inclusion of the 2011 acquisitions, as well as a full year of operations for four hotels acquired in 2010. Property-level operating expenses for hotels sold during the periods presented have been reclassified as discontinued operations.

Rooms. Room expenses increased $59 million to $875 million during 2012, reflecting an increase of 5.5% at our comparable hotels. The increase at our comparable hotels is a result of higher occupancy, as well as higher wage rates and benefits. Room expenses for 2012 also increased an incremental $19 million as a result of recently acquired hotels. The increase in room expenses for 2011 was consistent with the overall increase in occupancy during the year and higher wage costs, combined with an incremental $59 million as a result of recently acquired hotels.

Food and beverage. F&B expenses increased $61 million to $1,105 million during 2012. The increase was a result of a 3.6% increase at our comparable hotels, reflecting higher wages and benefits, partially offset by a slight improvement in productivity. Overall, the cost increase is in-line with the increase in comparable F&B revenues. Growth in the food and beverage department for the second half of the year was driven largely by improvements at our outlets, which generally have a lower overall operating margin than banquet revenues. F&B expenses for 2012 also increased an incremental $21 million as a result of recently acquired hotels. The increase in F&B costs for 2011 reflect an increase in F&B revenues, partially offset by an increase in productivity, combined with an incremental $54 million as a result of recently acquired hotels.

Other departmental and support expenses. Other departmental and support expenses increased $42 million to $1,282 million. The increase was driven primarily by higher sales and marketing expenses, which are variable and dependent upon revenues, such as loyalty rewards expense and national sales allocations. These increases partially were offset by lower centralized accounting charges and lower utility rates and consumption. Recently acquired hotels also increased other departmental and support expenses by an incremental $24 million in 2012. The increase in other departmental and support costs in 2011 resulted from an incremental $67 million from recently acquired hotels, as well as an increase in sales and marketing and administrative expenses.

Management fees. Management fees, which generally are calculated as a percentage of revenues and operating profit, increased 10.7% to $207 million for 2012, which is consistent with our overall improvement in revenues and operating profits. Our management fees include $4 million of incremental costs from recently acquired hotels for 2012. Base management fees, which generally are calculated as a percentage of total revenues, increased $10 million in 2012. Incentive management fees, which generally are calculated based on operating profit after a preferred return, increased $12 million for the year. Management fees increased $18 million for 2011, including $10 million of incremental costs from hotels acquired in 2011. Base management fees and incentive management fees increased $14 million and $5 million, respectively, for 2011.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $23 million, or 4.1%, due mainly to increases in property taxes and expenses related to hotels leased from HPT, as well as the inclusion of expenses from recently acquired hotels. The increase in other property-level expenses for 2011 was driven mainly by the inclusion of expenses related to hotels leased from HPT.

Depreciation and amortization. Depreciation and amortization expense increased $113 million, or 17.7%, to $751 million in 2012, which includes a $60 million non-cash impairment charge related to The Westin Mission Hills Resort & Spa. The changes in 2012 and 2011 also reflect the inclusion of depreciation expense for newly acquired properties and recent capital expenditures.

Other Income and Expense

Corporate and other expenses. Corporate and other expenses primarily consist of employee salaries and bonuses and other costs, such as employee stock-based compensation expense, travel, corporate insurance, legal fees, acquisition-related costs, audit fees, building rent and systems costs. Corporate expenses decreased approximately $4 million in 2012. Corporate expenses in 2011 include a charge of $15 million related to the forfeited deposit for the Grand Hyatt Washington transaction. During 2012, this was partially offset by increases in acquisition and compensation expenses.

Corporate expenses increased approximately $3 million in 2011 compared to 2010 due to the $15 million loss described above and the accrual of $5 million of additional litigation costs, which largely was offset by a decline in employee stock compensation. The stock-based compensation is based on employee performance, as well as Host Inc.’s stockholder return relative to other REITs and to other lodging companies and will vary significantly due to fluctuations in Host Inc.’s stock price.

Gain on insurance settlements. We recorded gains of $9 million and $2 million in 2012 and 2011, respectively, related to the receipt of business interruption insurance proceeds for two properties in Christchurch, New Zealand, both of which were affected by an earthquake in February 2011 and one of which remains closed. In 2012, we also recorded a gain of $2 million related to property insurance for two hotels in Chile, both of which were affected by an earthquake in February 2010. For further information on our insurance settlements, see Note 13 to our Consolidated Financial Settlements – Gain on Insurance Settlements.

Interest expense. Interest expense increased $2 million in 2012. The increase is due primarily to an increase in costs associated with debt extinguishments (including prepayment premiums, the acceleration of deferred financing costs and incremental interest), totaling $35 million in 2012, compared to $10 million in 2011. After adjusting for debt extinguishment costs, interest expense declined $23 million in 2012, reflecting the lower weighted average interest rate and overall debt balance. In addition, savings from our fixed-to-floating interest rate swap reduced interest expense by $6 million for each of 2012, 2011 and 2010.

The decrease in interest expense during 2011 is due primarily to a decrease in costs associated with debt extinguishments (including prepayment premiums, the acceleration of deferred financing costs and incremental interest), which totaled $10 million in 2011, compared to $26 million in 2010. After adjusting for debt extinguishment costs, interest expense was comparable to 2010 levels.

Interest Income. Interest income in 2012 and 2011 primarily represents amounts earned on our mortgage loan investment associated with the portfolio of five hotels acquired by the Euro JV. Interest income related to the mortgage was $20 million, $17 million and $4 million for 2012, 2011 and 2010, respectively. Due to the maturity of the mortgage loan in 2012, we expect interest income to significantly decline in 2013.

Net Gains on Property Transactions and Other. Net gains on property transactions and other increased in 2012 due to the $8 million gain related to the sale of land to the Maui JV, compared to a $2 million gain recorded in 2011 for the transfer of the Le Méridien Piccadilly to the Euro JV.

Benefit (provision) for Income Taxes. We lease substantially all of our properties to consolidated subsidiaries designated as TRS for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The increase in the tax provision in each of 2012 and 2011 reflects year-over-year improvements in property operations recognized by our TRS, as well as increases in foreign taxes in 2012.

Discontinued Operations. Discontinued operations consist of three hotels disposed of in 2012, one hotel disposed of in 2011, and two hotels disposed of in 2010 and represent the results of operations and the gains or losses on the disposition of these hotels during the indicated periods. The following table summarizes the revenues, income (loss) before taxes, and the gain (loss) on dispositions, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition for the periods presented (in millions):

	2012	2011	2010
Revenues	$37	$79	$81
Income (loss) before taxes	2	(6)	(5)
Gain (loss) on dispositions, net of tax	48	—	(2)

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P., which generates the capital required by our business from hotel operations, the incurrence of debt and the issuance of OP units. Host Inc.’s only material asset is the ownership of partnership interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. Proceeds from stock issuances by Host Inc. are contributed to Host L.P. in exchange for OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of the liquidity and capital resources as the discussion applies to both Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide financial flexibility, given the inherent volatility in the lodging industry. As operations have improved, we have maintained our focus on strategically decreasing our debt-to-equity ratio through (i) acquisitions and other investments, the majority of which were completed with available cash and proceeds from equity issuances and (ii) the repayment and refinancing of senior notes and mortgage debt to extend maturity dates and lower interest rates.

We have structured our debt profile to maintain a balanced maturity schedule and minimize the number of assets that are encumbered by mortgage debt. We have access to multiple types of financing as over 80% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, all of which are not collateralized by specific hotel properties. During 2012, we took advantage of lower interest rates to issue new debt and used the proceeds to repay near-term maturities, resulting in the issuance of approximately $1.5 billion of debt that was used to fund the repayment or redemption of approximately $1.8 billion of senior notes and exchangeable debentures and $113 million of mortgage debt. As of December 31, 2012, our weighted average interest rate was 5.4% with a weighted average maturity of 5.1 years with our near-term maturities representing approximately 5% of our total debt ($277 million of mortgage debt). Additionally, only 14 of our consolidated hotels were encumbered by mortgage debt.

We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay near-term debt maturities and fund our capital expenditures programs. As of December 31, 2012, we have approximately $417 million of cash and cash equivalents and $737 million of available capacity under our credit facility. We may continue to access the capital markets if favorable conditions exist in order to further enhance our liquidity and to fund cash needs. The table below details our significant cash flows for the three years ended December 31 (in millions):

	2012	2011	2010
Cash and cash equivalents, beginning of year	$826	$1,113	$1,642
Decrease in cash and cash equivalents	(409)	(287)	(529)

Cash and cash equivalents, end of year	$417	$826	$1,113

Operating activities
Cash provided by operating activities	$782	$661	$520
Investing activities
Acquisitions and investments	(579)	(1,096)	(434)
Dispositions and return of capital from investments	296	47	29
Capital expenditures	(638)	(542)	(309)
Financing activities
Issuances of senior notes	800	796	500
Issuances of mortgage debt	100	159	—
Issuance of credit facility term loan	500	—	—
Net draws (repayments) on credit facility revolver	142	63	56
Repurchase of senior notes, including exchangeable debentures	(1,795)	(404)	(821)
Mortgage debt prepayments and scheduled maturities	(113)	(210)	(364)
Host Inc.:
Common stock issuances	274	323	406
Redemption of preferred stock	—	—	(101)
Dividends on common stock	(187)	(70)	(20)
Host L.P.:
Common OP unit issuance	274	323	406
Redemption of preferred units	—	—	(101)
Distributions on common OP units	(190)	(71)	(20)

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, corporate and other expenses, as well as dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Funds used by Host Inc. to make cash distributions are provided by Host L.P. Our primary sources of cash are cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances.

For 2013, our debt maturities consist of a $246 million mortgage on the Orlando World Center Marriott and a $31 million mortgage on the Westin Denver Downtown. The mortgage on the Westin Denver Downtown is due in 2023; however, we intend to repay the loan in December 2013 without penalty as the related interest expense and principal amortization are scheduled to significantly increase at that time. We also have $642 million of debt maturing in 2014, which includes $175 million of exchangeable debentures, subject to a put option by holders in that year. For more information on debt maturities for later years See “—Financial Condition.”

Capital Resources. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges. During 2011 and 2012, we decreased our near-term debt maturities, expanded our borrowing capacity under our senior revolving credit facility and maintained compliance with our senior note and credit facility covenants.

On April 24, 2012, Host Inc. entered into Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc., through which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $400 million. The agreements followed the completion of $400 million of sales under a similar agreement with BNY Mellon Capital Markets, Inc., that was entered into in 2011. The sales will be made in “at the market” offerings under SEC rules, including sales made directly on the New York Stock Exchange. Host Inc. is not under an obligation to sell any shares. BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. are acting as sales agents. During 2012, we issued 17.5 million shares through these programs at an average price of $15.67 per share, for net proceeds of $271 million. As of December 31, 2012, we have $300 million of capacity remaining under the 2012 program.

If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the New York Stock Exchange under our existing or a future “at the market” offering program, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue debentures exchangeable for shares of Host Inc. common stock or senior notes. Given our total debt level and maturity schedule, we will continue to redeem or refinance senior notes and mortgage debt from time to time, taking advantage of favorable market conditions. In February of 2013, Host Inc.’s Board of Directors authorized repurchases up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). Separately, the Board of Directors authorized redemptions and repurchases of all or a portion of $175 million principal amount of our 3 1/4% exchangeable debentures. Any redemption of the 3 1/4% exchangeable debentures will not reduce the $500 million of Board authority noted above to repurchase other debt securities. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and FFO per diluted share as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur simultaneously.

We continue actively to explore potential acquisitions and anticipate that any such future acquisitions will be funded primarily by proceeds from sales of properties, but also potentially from equity offerings of Host Inc., or by issuances of OP Units by Host LP, the incurrence of debt, available cash or advances under our credit facility. Given the nature of these transactions, we can make no assurances that we will be successful in acquiring any one or more hotels that we may review, bid on or negotiate to purchase. We may acquire additional properties through various structures, including transactions involving single assets, portfolios, joint ventures and acquisitions of the securities or assets of other REITs.

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligation to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility and amounts due or payable under our derivative contracts. Our credit exposure in each of these cases is limited. Our exposure with regard to our cash and the $737 million available under our credit facility is mitigated, as the credit risk is spread among a diversified group of investment grade financial institutions. At December 31, 2012, the exposure risk related to our derivative contracts totaled $14 million and the counterparties were investment grade financial institutions.

Sources and Uses of Cash. Our sources of cash include cash from operations, proceeds from debt and equity issuances and proceeds from asset sales. Uses of cash during the year consisted of acquisitions, investments in our joint ventures, capital expenditures, operating costs, debt repayments and repurchases and distributions to equity holders. We anticipate that our sources and uses of cash will be similar during 2013.

Cash Provided by Operations. Our cash provided by operations for 2012 increased $121 million to $782 million compared to 2011, primarily due to improved operating profit at our hotels.

Cash Used in Investing Activities. Approximately $886 million of cash was used in investing activities during 2012 compared to $1,576 million in 2011. In addition to the acquisition, investment and disposition activity detailed in the charts below, we spent approximately $638 million on capital expenditures, an increase of $96 million from 2011. Our renewal and replacement capital expenditures for 2012 were approximately $366 million, which reflects an increase of approximately 12% from 2011 levels. Our renewal and replacement capital expenditures generally are funded by the furniture, fixture and equipment funds established at certain of our hotels (typically 5% of property revenues) and by our available cash. We also spent approximately $272 million in 2012 on ROI/redevelopment projects, which reflects an increase of approximately 27% compared to 2011 levels. Capital expenditures have totaled approximately $2.5 billion over the past five years. As a result, we believe that our properties are in a strong competitive position relative to their market competitors.

The following table summarizes significant investment activities and dispositions that have been completed as of February 25, 2013 (in millions):

Transaction Date		Description of Transaction	Cash Paid	Host’s Investment
Investments/Acquisitions
November	2012	Investment in Euro JV – acquisition of portfolio of five hotels	$(90)	$(90)
November	2012	Investment in Maui JV (1)	—	(32)
July	2012	Investment in Euro JV – acquisition of Le Méridien Grand Hotel Nuremberg	(13)	(13)
July	2012	Acquisition of Grand Hyatt Washington (2)	(417)	(417)
June – July	2012	Acquisition of land and development costs for two hotels in Rio de Janeiro	(26)	(26)
May – December	2012	Investment in the Hyatt Place, Nashville joint venture	(5)	(5)
March	2012	Investment in the Asia/Pacific joint venture – Citigate Perth acquisition	(11)	(11)
September	2011	Acquisition of the remaining 51% of Tiburon Golf Ventures	(11)	(11)
June – December	2011	Investment in the Asia/Pacific JV	(19)	(19)
September	2011	Investment in Euro JV – Pullman Bercy, Paris acquisition	(20)	(20)
June	2011	Initial investment in Euro JV – transfer of the Le Méridien Piccadilly (3)	—	(19)
April	2011	Acquisition of a 75% controlling interest in the Hilton Melbourne South Wharf (4)	(48)	(114)
March	2011	Acquisition of the New York Helmsley Hotel	(314)	(314)
March	2011	Acquisition of the Manchester Grand Hyatt San Diego (5)	(566)	(572)
February	2011	Acquisition of the New Zealand portfolio	(145)	(145)
January – December	2011	Investment in Euro JV	(11)	(11)

		Total acquisitions	$(1,696)	$(1,819)

Transaction Date		Description of Transaction	Sales Price
Dispositions
January	2013	Disposition of Atlanta Marriott Marquis (6)	$293
December	2012	Deferred proceeds related to sale of the Hospitality Trust Properties (“HPT”) properties	51
November	2012	Proceeds from repayment of a mortgage loan held on the portfolio of hotels acquired by the Euro JV	80
November	2012	Proceeds from transfer of land to Maui JV (1)	12
November	2012	Disposition of Toronto Airport Marriott (7)	32
August	2012	Disposition of Hartford Marriott Rocky Hill (8)	7
March	2012	Disposition of San Francisco Airport Marriott (9)	113
August	2011	Disposition of South Bend Marriott	6
June	2011	Proceeds from transfer of Le Méridien Piccadilly (3)	40

		Total dispositions	$634

(1)	Includes $24 million for the fair value of the land transferred to the Maui JV as well as our portion of the pre-formation expenditures of $8 million.
(2)	This hotel was purchased for a price of $400 million, plus approximately $9 million for the settlement of a derivative liability and for other related assets and the acquisition of the FF&E replacement fund for $6 million and $2 million of working capital.

(3)	Our initial investment in the Euro JV Fund II was funded in conjunction with the transfer of the Le Méridien Piccadilly. We received cash proceeds of $40 million and recorded $19 million for the fair value of the asset transferred.
(4)	The investment amount represents the combination of our 75% voting interest and our 12% preferred interest in the joint venture that indirectly owns the hotel.
(5)	Includes the $19 million we paid for the FF&E replacement fund. Additionally, $6 million of the acquisition was funded through the issuance of common OP units by Host L.P.
(6)	Proceeds were $276 million, net of $17 million for the FF&E replacement fund paid by the purchaser.
(7)	Proceeds were $30 million, net of $2 million for the FF&E replacement fund paid by the purchaser.
(8)	Proceeds were $5 million, net of $2 million for the FF&E replacement fund paid by the purchaser.
(9)	Proceeds were $108 million, net of $5 million for the FF&E replacement fund paid by the purchaser.

Cash Provided by/Used in Financing Activities. Net cash used in financing activities was $305 million for 2012, as compared to cash provided by financing activities of $628 million in 2011. During 2012, cash used consisted of debt repayments or repurchases of approximately $1.9 billion, while we received proceeds of approximately $1.8 billion through the issuance of debt and equity securities.

The following table summarizes significant debt issuances and assumptions, net of deferred financing costs, that have been completed as of December 31, 2012 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
February – December	2012	Net draw on credit facility	$142
August	2012	Proceeds from the issuance of $450 million 4 3/4% Series C senior notes	443
July	2012	Borrowing of $500 million Term Loan	498
June	2012	Proceeds from the issuance of a mortgage loan secured by the Hyatt Regency Reston	98
March	2012	Proceeds from the issuance of $350 million 5 1/4% Series B senior notes	344
November	2011	Proceeds from the issuance of $300 million 6% Series Z senior notes	295
November	2011	Issuance of mortgage debt on the Hilton Melbourne South Wharf	79
May	2011	Proceeds from the issuance of $500 million 5 7/8% Series X senior notes	489
April	2011	Draw on credit facility to acquire Hilton Melbourne South Wharf (1)	50
March	2011	Draw on credit facility for the repayment of the mortgage debt secured by our four Canadian properties	103
February	2011	Issuance of mortgage debt on our portfolio of hotels in New Zealand	80

		Total	$2,621

Debt Assumptions
April	2011	Assumption of mortgage debt on the Hilton Melbourne South Wharf (1)	$86

		Total	$86

(1)	These amounts were refinanced or repaid during 2011.

The following table presents significant debt repayments, including prepayment premiums, that have been completed as of December 31, 2012 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Cash Repayments
December	2012	Redemption of $100 million of 6 3/4% Series Q senior notes	$(102)
October	2012	Redemption of the remaining 2007 Debentures	(2)
September	2012	Redemption of $150 million of 6 3/4% Series Q senior notes	(153)
August – September	2012	Redemption of $650 million of 6 3/8% Series O senior notes	(657)
May	2012	Repayment of 10% senior notes due May 2012	(7)
April	2012	Redemption of 2007 Debentures	(386)
April – May	2012	Redemption of $500 million of 6 7/8% Series S senior notes	(508)
April	2012	Repayment of 7.5% mortgage loan secured by JW Marriott, Washington, D.C.	(113)
November	2011	Repayment of mortgage loan on the Hilton Melbourne South Wharf	(78)
August – December	2011	Repurchase of $138 million face amount of the 2007 Debentures	(139)
June	2011	Repayment of credit facility with proceeds from the transfer of the Le Méridien Piccadilly to the European JV Fund II	(40)
June	2011	Redemption of a portion of the 2004 Debentures	(16)
June	2011	Redemption of $250 million face amount of 7 1/8% Series K senior notes	(253)
May	2011	Repayment of credit facility with proceeds from the Series X senior notes issuance	(50)
March	2011	Repayment of the 5.2% mortgage debt secured by our four Canadian properties	(132)
2011/2012		Principal amortization	(7)

		Total cash repayments	$(2,643)

Non-cash Debt Transactions
June	2011	Extinguishment of the mortgage debt on the Le Méridien Piccadilly through transfer to the Euro JV Fund II (1)	$(52)
June	2011	Exchange of a portion of the 2004 Debentures for common stock	(134)

		Total non-cash debt transactions	$(186)

(1)	In addition to the mortgage debt, we transferred the capital lease liability related to the leasehold interest in Le Méridien Piccadilly of £38 million ($61 million).

Equity/Capital Transactions. In 2012, Host Inc. issued 17.5 million shares of common stock, at an average price of $15.67 per share, for proceeds of approximately $271 million, net of commissions of approximately $3 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. In the fourth quarter of 2012, Host Inc. issued approximately 1.2 million shares of common stock through the program, at an average price of $15.61 per share, for net proceeds of $18 million, net of commission of approximately $0.2 million. In 2011, Host Inc. issued 19.1 million shares of common stock, at an average price of $17.09 per share, for proceeds of approximately $323 million, net of commissions of approximately $3.3 million through “at-the-market” programs. In exchange for the cash proceeds of the shares issued by Host Inc., Host L.P. issued OP Units to Host of 17.1 million and 18.7 million for 2012 and 2011, respectively.

The following table summarizes significant equity transactions that have been completed as of February 25, 2013 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January	2013	Dividend payment (1) (3)	$(65)
January – December	2012	Issuance of approximately 17 million common shares under Host Inc.’s continuous equity offering programs (2)	271
January – December	2012	Dividend payments (3)	(187)
January – December	2011	Issuance of approximately 19 million common shares under Host Inc.’s continuous equity offering programs (4)	323
January – December	2011	Dividend payments (3)	(70)

		Net proceeds from equity transactions	$272

Non-cash
June	2011	Issuance of approximately 8.8 million common shares through the exchange of the 2004 Debentures (5)	$134

		Non-cash equity	$134

(1)	Our dividend payment for the fourth quarter of 2012 was paid out in January 2013, but accrued at December 31, 2012.
(2)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 17 million common OP units.
(3)	In connection with the dividends, Host L.P. made distributions of $66 million in 2013, $190 million in 2012 and $71 million in 2011 to its common unit holders.
(4)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 19 million common OP units.
(5)	In connection with the exchange, Host L.P. issued approximately 8.6 million common OP units.

Financial Condition

As of December 31, 2012, our total debt was approximately $5.4 billion, of which 78% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2012	2011
Series O senior notes, with a rate of 6 3/8% due March 2015	$—	$650
Series Q senior notes, with a rate of 6 3/4% due June 2016	550	800
Series S senior notes, with a rate of 6 7/8% due November 2014	—	498
Series T senior notes, with a rate of 9% due May 2017	391	390
Series V senior notes, with a rate of 6% due November 2020	500	500
Series X senior notes, with a rate of 5 7/8% due June 2019	497	496
Series Z senior notes, with a rate of 6% due October 2021	300	300
Series B senior notes, with a rate of 5 1/4% due March 2022	350	—
Series C senior notes, with a rate of 4 3/4% due March 2023	450	—
2004 Exchangeable Senior Debentures, with a rate of 3 1/4% due April 2024	175	175
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	—	385
2009 Exchangeable Senior Debentures, with a rate of 2 1/2% due October 2029	356	342
Senior notes, with rate of 10.0% due May 2012	—	7

Total senior notes	3,569	4,543
Credit facility revolver	263	117
Credit facility term loan due July 2017	500	—
Mortgage debt (non-recourse), with an average interest rate of 4.5% and 5.0% at December 31, 2012 and 2011, respectively, maturing through November 2016	993	1,006
Other	86	87

Total debt	$5,411	$5,753

Aggregate debt maturities at December 31, 2012 are as follows (in millions):

	Senior notes and credit facility	Mortgage debt and other	Total
2013	$—	$278	$278
2014 (1)	175	467	642
2015 (1)	663	12	675
2016	550	272	822
2017	900	40	940
Thereafter	2,100	—	2,100

	4,388	1,069	5,457
Unamortized (discounts) premiums, net	(56)	1	(55)
Fair value hedge adjustment	—	8	8
Capital lease obligations	—	1	1

	$4,332	$1,079	$5,411

(1)	The debt maturing in 2014 and 2015 includes $175 million and $400 million, respectively, of our exchangeable senior debentures that are subject to a put option by holders in those years.

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

Pledges and Guarantees. Under the senior notes indenture, all Host L.P. subsidiaries which guarantee Host L.P. debt similarly are required to guarantee debt issuances under the indenture. Also, to the extent the equity of any subsidiaries of Host L.P. are pledged to secure borrowings under the credit facility, such collateral likewise is required to secure senior note issuances under the senior notes indenture. While the credit facility currently does not include any subsidiary guarantees or pledges of equity interests, such guarantees or pledges subsequently will be required in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges would ratably benefit the credit facility, as well as the senior notes issued under the senior notes indenture and certain hedging and bank product arrangements with lenders that are parties to the credit facility. If triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would not provide guarantees or pledges of equity interests. Further, if at any time our leverage ratio falls below 6.0x for two consecutive fiscal quarters or Host L.P. has an investment grade long-term unsecured debt rating, such guarantees and pledges may be released.

Restrictive Covenants. Under the terms of the senior notes indenture, should our senior notes fall below their current investment grade rating, our ability to incur indebtedness and make distributions will be subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 2.0x. This ratio is calculated in accordance with the terms of our senior notes indenture based on pro forma results for the four prior fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they occurred at the beginning of the period. Under the terms of our senior notes indenture, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan to establish its fair value and approximately $17 million of non-cash interest expense recorded in 2012 related to our exchangeable debentures, all of which are included in interest expense on our consolidated statements of operations. Our subsidiaries are subject to the restrictive covenants in the indenture; however, in certain circumstances, we are permitted to designate certain subsidiaries as unrestricted subsidiaries. These unrestricted subsidiaries are not subject to the restrictive covenants (unless they are guarantors) and may engage in transactions to dispose of or encumber their assets or otherwise incur additional indebtedness without complying with the restrictive covenants in the indenture. If we were to designate additional subsidiaries as unrestricted subsidiaries, neither the EBITDA generated by nor the interest expense allocated to these entities would be included in our ratio calculations. Other covenants limiting our ability to incur indebtedness, Host Inc.’s ability to pay dividends and Host L.P.’s ability to make distributions, should our senior notes fall below their current investment grade rating, include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate book values), excluding intangible assets, and maintaining secured indebtedness and subsidiary indebtedness of less than 45% of adjusted total assets. So long as our senior notes maintain their current investment grade rating, or we maintain the required level of interest coverage and satisfy these and other conditions in the senior notes indenture, we may make preferred or common OP unit distributions and incur additional debt under the senior notes indenture, including debt incurred in connection with an acquisition. In addition, even if our senior notes are not rated investment grade and we are below the coverage levels otherwise required to incur debt and make distributions, we still are permitted to incur certain types of debt, including (i) credit facility debt, (ii) refinancing debt, (iii) up to $400 million of mortgage debt whose proceeds would be used to repay debt under credit facility (and permanently reduce our ability to borrow under the credit facility by such amount), and (iv) up to $150 million of other debt. We also are permitted to make distributions of estimated taxable income that are necessary to maintain Host Inc.’s REIT status.

Our senior notes indenture also imposes restrictions on customary matters, such as Host L.P.’s ability to make distributions on, redeem or repurchase its OP units; make investments; permit payment or dividend restrictions on certain of our subsidiaries; sell assets; guarantee indebtedness; enter into transactions with affiliates; create certain liens; and sell certain assets or merge with or into other companies. Compliance with certain of these covenants is suspended while our senior notes maintain an investment grade rating. In addition, should our senior notes fall below an investment grade rating, our senior notes indenture also imposes a requirement to maintain unencumbered assets (defined in the indenture as undepreciated property book value) of not less than 125% of the aggregate amount of senior note debt plus other debt not secured by mortgages. This coverage requirement is distinct from the coverage requirements necessary to incur debt or make distributions discussed above (whose consequences, where we fall below the coverage level, are limited to restricting our ability to incur new debt or make distributions, but which would not otherwise cause a default under our senior notes indenture).

As of December 31, 2012, when our senior notes did not have an investment grade rating, we were in compliance with all of our financial covenants under the senior notes indenture. The following table summarizes the financial tests contained in the senior notes indenture as of December 31, 2012:

	Actual Ratio	Covenant Requirement (if no longer investment grade)
Unencumbered assets tests	385%	Minimum ratio of 125%
Total indebtedness to total assets	28%	Maximum ratio of 65%
Secured indebtedness to total assets	5%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	4.3x	Minimum ratio of 2.0x

Exchangeable Debentures. As of December 31, 2012, we have two issuances of exchangeable senior debentures outstanding: $400 million of 2 1/2% debentures that were issued on December 22, 2009 (the “2009 Debentures”) and $175 million of 3 1/4% debentures that were issued on March 16, 2004 (the “2004 Debentures”). We redeemed for cash during 2012 the outstanding $388 million of 2 5/8% debentures that were issued on March 23, 2007 (“2007 Debentures,” collectively referred to with the 2009 Debentures and the 2004 Debentures as the “Debentures.”) Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or at any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or part of, any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2004 Debentures would be exchanged for Host Inc.’s common stock and the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash or a combination thereof, at our option. Currently, none of the Debentures are exchangeable by holders. See “—Liquidity and Capital Resources.”

The following table details our outstanding Debentures as of December 31, 2012:

	Maturity date	Next put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	72.8701	$13.72	29.1 million
2004 Debentures	4/15/2024	4/15/2014	4/19/2009	175	67.4215	14.83	11.8 million

Total				$575

We separately account for the liability and equity components of our exchangeable debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, for the Debentures, we record the liability components thereof at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt (the date holders may exercise their option to put the Debentures to us); however, there is no effect on our cash interest payments. We measured the fair value of the debt components of the 2009 Debentures and 2004 Debentures at issuance based on effective interest rates of 6.9% and 6.8%, respectively. As a result, we attributed $158 million of the proceeds received to the conversion feature of the Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in Host Inc.’s additional paid-in capital and Host L.P.’s partner’s capital on the consolidated balance sheets. The following table details the initial allocations between the debt and equity components of the debentures, net of the original issue discount, based on the effective interest rate at the time of issuance, as well as the debt balances at December 31, 2012 (in millions):

	Initial Face Amount	Initial Liability Value	Initial Equity Value	Face Amount Outstanding at 12/31/2012	Debt Carrying Value at 12/31/2012	Unamortized Discount at 12/31/2012
2009 Debentures	$400	$316	$82	$400	$356	$44
2004 Debentures	500	413	76	175	175	—

Total	$900	$729	$158	$575	$531	$44

Interest expense recorded for the Debentures for the periods presented consists of the following (in millions):

	2012	2011	2010
Contractual interest expense (cash)	$19	$31	$34
Non-cash interest expense due to discount amortization	17	31	32

Total interest expense	$36	$62	$66

Credit Facility. On November 22, 2011, we entered into a new senior revolving credit facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion, including a foreign currency subfacility for Canadian dollars, Australian dollars, New Zealand dollars, Japanese yen, Euros and British pound sterling of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of New Zealand dollar borrowings. The credit facility also provides a subfacility of up to $100 million for swingline borrowings and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions. The credit facility has an initial scheduled maturity of November 2015, with an option for Host L.P. to extend the term for one additional year, subject to certain conditions, including the payment of an extension fee. At December 31, 2012, we have $737 million of available capacity under our credit facility.

Credit Facility Term Loan. On July 25, 2012, we expanded the credit facility to add a new term loan facility in an aggregate principal amount of $500 million. The term loan was established through an exercise of the option under the credit facility to increase the amount of the facility by up to $500 million. We also amended the credit facility to allow us to retain the ability to exercise this option in the future for up to an additional $500 million of commitments, subject to obtaining additional loan commitments and the satisfaction of the other conditions specified in the credit facility.

The term loan will mature in July 2017. The maturity date of the revolving loan commitments under the credit facility remains unchanged. The term loan does not require any scheduled amortization payments prior to maturity. We will pay interest on the term loan at floating interest rates plus a margin ranging from (i) 165 to 265 basis points (depending on Host L.P.’s consolidated leverage ratio) or (ii) following the date on which Host L.P.’s long-term unsecured debt rating is investment grade and Host L.P. elects ratings-based pricing, 115 to 200 basis points (depending on Host L.P.’s unsecured long-term debt rating). The term loan otherwise is subject to the same terms and conditions as those in the credit facility regarding subsidiary guarantees and pledges of security interests in subsidiaries, operational covenants, financial covenants and events of default (as discussed below).

Collateral and Guarantees. The credit facility does not currently include any subsidiary guarantees or pledges of equity interests in our subsidiaries or any other security, and the guarantees and pledges are required only in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges would ratably benefit the credit facility, as well as the notes outstanding under Host L.P.’s senior notes indenture, interest rate and currency hedges and certain other hedging and bank product arrangements with lenders that are parties to the credit facility. Even when triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would provide neither guarantees nor pledges of equity interests. Further, if at any time our leverage ratio falls below 6.0x for two consecutive fiscal quarters or Host L.P. has an investment grade long-term unsecured debt rating, such guarantees and pledges may be released.

Prepayments. Voluntary prepayments of the loans under the credit facility are permitted in whole or in part without premium or penalty. The loans under the credit facility are required to be prepaid in the event that asset sales reduce adjusted total assets (using undepreciated real estate book values) to below $10 billion if we do not reinvest the proceeds of those asset sales in new investments. At December 31, 2012, we have adjusted total assets, as defined in our credit facility, of $19 billion.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. We are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Hence, so long as there are no amounts outstanding thereunder and the term loan is repaid, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were ever to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan to establish its fair value and non-cash interest expense due to the implementation in 2009 of accounting standards relating to our exchangeable debentures, all of which are included in interest expense on our consolidated statement of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance.

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of December 31, 2012:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	4.2x	Maximum ratio of 7.25x
Fixed charge coverage ratio	3.2x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (a)	4.7x	Minimum ratio of 1.75x

(a)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin either (i) ranging from 175 to 275 basis points (depending on Host L.P.’s consolidated leverage ratio), or (ii) following the date on which Host L.P.’s long-term unsecured debt rating is investment grade and Host L.P. elects ratings-based pricing, ranging from 100 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on our leverage ratio at December 31, 2012 of 4.2x, we would be able to borrow at a rate of LIBOR plus 200 basis points. While we are using leverage-based pricing, to the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 25 to 35 basis points, depending on our average revolver usage during the applicable period. Upon attainment of an investment grade unsecured debt rating and election of ratings-based pricing, in lieu of paying an unused commitment fee, we instead would pay a facility fee ranging from 15 basis points to 40 basis points, depending on our rating and regardless of usage. The interest rate margin on the term loan can range from 165 to 265 basis points (depending on Host L.P.’s consolidated leverage ratio) or, under certain circumstances, in the event that Host L.P.’s long-term unsecured debt rating is investment grade, from 115 to 200 basis points.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x, as currently is the case. In particular, at any time that our leverage ratio is below 6.0x, we will not be subject to limitations on capital expenditures, and the limitations on acquisitions, investments, dividends and distributions contained in the credit facility will be superseded by the generally less restrictive corresponding covenants in our senior notes indenture. Additionally, the credit facility’s restrictions on incurrence of debt and the payment of dividends and distributions generally are consistent with our senior notes indenture. These provisions, under certain circumstances, limit debt incurrence to debt incurred under the credit facility or in connection with a refinancing, and limit dividend payments to those necessary to maintain Host Inc.’s tax status as a REIT.

The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts payable under the credit facility may be accelerated and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the credit facility will automatically become due and payable and the lenders’ commitments automatically will terminate.

Mortgage and Other Debt. As of December 31, 2012, we had 14 hotels that were secured by mortgage debt. Substantially all of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2012, secured debt represented approximately 18% of our total debt and our aggregate secured debt had an average interest rate of 4.5% and an average maturity of 1.9 years.

The following table summarizes our outstanding debt and scheduled amortization and maturities related to mortgage and other debt as of December 31, 2012 (in millions):

	Balance as of December 31, 2012	2013	2014	2015	2016	2017	Thereafter
Mortgage Debt
Orlando World Center Marriott, 4.75%, due 7/1/2013	$246	$246	$—	$—	$—	$—	$—
Harbor Beach Marriott Resort and Spa, 5.55%, due 3/1/2014	134	—	134	—	—	—	—
The Ritz-Carlton, Naples and Newport Beach Marriott Hotel and Spa, 3.36%, due 3/1/2014 (1)	308	—	308	—	—	—	—
The Westin Denver Downtown, 8.51%, due 12/11/2023 (2)	33	33	—	—	—	—	—
New Zealand hotel portfolio, 6.6%, due 2/18/2016 (3)	87	—	—	—	87	—	—
Hyatt Regency Reston, 3.32%, due 7/1/16 (4)	100	—	—	—	100	—	—
Hilton Melbourne South Wharf, 6.43%, due 11/23/2016 (5)	85	—	—	—	85	—	—

Total mortgage debt	993	279	442	—	272	—	—

Other Debt
Philadelphia Airport Marriott industrial revenue bonds, 7 3/4%, due 12/1/2017	40	—	—	—	—	40	—
Industrial revenue bonds and other (6)	46	1	33	12	—	—	—

Total other debt	86	1	33	12	—	40	—

Total mortgage and other debt	$1,079	$280	$475	$12	$272	$40	$—

(1)	During 2009, we entered into three interest rate swap agreements for the total notional amount outstanding on this loan. The rate shown reflects the weighted average interest rate in effect at December 31, 2012. The balance reflects the book value at December 31, 2012, as adjusted, due to the implementation of fair value hedge accounting. The face amount at December 31, 2012 was $300 million.
(2)	Beginning in 2013, the interest rate on this loan increases a minimum of 500 basis points and all excess cash (as defined in the loan agreement) generated by the partnership that owns this property is applied to principal; however, the loan can be repaid without a premium or penalty on that date. The amortization presented reflects our intention to repay this mortgage in 2013.
(3)	The floating interest rate is equal to the 3-month New Zealand Bank Bill Rate plus 120 basis points plus an additional commitment fee of 120 basis points per annum. In addition, we entered into a swap agreement that fixes 75% of the loan at an all-in rate of 7.15%. The rate shown reflects the rate in effect at December 31, 2012.
(4)	This floating rate mortgage is based on LIBOR plus 310 basis points. The rate shown reflects the rate in effect at December 31, 2012.
(5)	The floating interest rate is equal to the 3-month BBSY plus 230 basis points. In addition, we entered into separate swap agreements that fix 75% of the loan at an all-in rate of 6.7% and cap the remaining 25% at an all-in interest rate of 9.9%. The rate shown reflects the rate in effect at December 31, 2012.
(6)	Industrial revenue bonds and other consist of loans with an average interest rate of 7.0% that mature through 2016, and capital leases with varying interest rates and maturity dates.

Mortgage Debt of Consolidated and Unconsolidated Partner Interests. For the entities that we consolidate in our financial statements that have third party non-controlling partnership interests, the portion of mortgage debt included in the above table that is attributable to the non-controlling interests, based on their percentage of ownership of the ventures, is approximately $67 million. Additionally, we have non-controlling interests in partnerships and joint ventures that are not consolidated and are accounted for under the equity method. The portion of the mortgage and other debt of these partnerships and joint ventures attributable to us, based on our percentage of ownership thereof, was $461 million at December 31, 2012. This debt balance primarily is attributable to our approximate one-third ownership interest in the Euro JV and our 25% interest in the Asia/Pacific JV. The mortgage debt related to the hotels owned by our Euro JV contains operating covenants that could result in the joint venture being required to escrow cash from operations or make principal repayments without penalty. The debt of all of our unconsolidated partnerships or ventures is non-recourse to us. See “—Off-Balance Sheet Arrangements and Contractual Obligations.”

Distribution/Dividend Policy. Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gain, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends are provided through distributions from Host L.P. As of December 31, 2012, Host Inc. is the owner of approximately 98.6% of Host L.P.’s common OP units. The remaining approximate 1.4% of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the holders thereof for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio was adjusted from 1.0 to 1.021494 shares of Host Inc. common stock for each OP unit as a result of Host Inc.’s special dividend in 2009, 90% of which was paid in shares of Host Inc. common stock. This adjustment was made to avoid any unintended dilution as a result of the portion of Host Inc.’s 2009 special dividend paid in common stock to its stockholders.

Investors should take into account the 1.4% non-controlling position of Host L.P. OP units when analyzing dividend payments by Host Inc. to its stockholders, as these holders of OP units share, on a pro rata basis, in amounts being distributed by Host L.P. to holders of its corresponding OP units. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common unit distribution by Host L.P. to Host Inc., as well as to other common OP unitholders.

During 2012, Host Inc.’s Board of Directors declared dividends of $0.30 per share (beginning in the first quarter at $0.06 per share and increasing by $0.01 per share each quarter thereafter) on Host Inc.’s common stock. Accordingly, Host L.P. made a distribution of $0.3064482 per unit on its common OP units. Host Inc.’s policy on common dividends is generally to distribute, over time, 100% of its taxable income. On February 19, 2013, the Board of Directors authorized a regular quarterly cash dividend of $0.10 per share on its common stock. The dividend will be paid on April 15, 2013 to stockholders of record on March 28, 2013. The amount of any future dividend will be determined by Host Inc.’s Board of Directors.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements. We are party to various transactions, agreements or other contractual arrangements with unconsolidated entities (which we refer to as “off-balance sheet arrangements”), under which we have certain contingent liabilities and guarantees. As of December 31, 2012, we are party to the following material off-balance sheet arrangements:

European Joint Venture. The Euro JV consists of two separate funds, with our partners being APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”). We serve as the general partner for the joint venture and have a combined general and limited partner interest of 32.1% in Euro JV Fund I and 33.4% in Euro JV Fund II. Due to the ownership structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditure budgets, it is not consolidated in our financial statements. As of December 31, 2012, the total assets of the Euro JV are approximately €1.8 billion ($2.4 billion). Our investment is approximately €231 million ($305 million), of which Euro JV Fund I is €122 million ($161 million) and Euro JV Fund II is €109 million ($144 million). As of December 31, 2012, the partners have funded approximately €517 million, or 96%, of the total equity commitment for Euro JV Fund I and €323 million, or 72%, of the total equity commitment for Euro JV Fund II. The partners expect to utilize the remaining commitment for Euro JV Fund I for capital expenditures and financing needs. As general partner, we earn a management fee based on the amount of equity commitments and equity invested. In 2012, 2011 and 2010, we recorded approximately $13 million, $11 million and $5 million of management fees, respectively.

On November 30, 2012, Euro JV Fund II acquired five hotels from Whitehall Street Global Real Estate Limited Partnership 2005 comprising 1,733 rooms in two cities (Paris and Amsterdam) for approximately €440 million ($572 million), plus the acquisition of the related FF&E replacement fund of €10 million ($13 million), and entered into a €250 million ($325 million) loan secured by the properties with an interest rate of approximately 4.4%. The loan is non-recourse to Host. The Euro JV also recorded approximately €8 million ($10 million) of acquisition costs related to this transaction. We contributed approximately €70 million ($90 million) in connection with this acquisition, of which approximately €62 million ($80 million) consisted of proceeds from our investment in a mortgage loan that we acquired for €40 million ($55 million) in April 2010. On July 26, 2012, the Euro JV Fund II acquired the 192-room Le Méridien Grand Hotel in Nuremberg, Germany, for approximately €30 million ($37 million) plus €1 million ($1 million) in acquisition costs. We contributed approximately €10 million ($13 million) in connection with this acquisition.

The Euro JV has €1,031 million of mortgage debt, including debt incurred in its recent acquisitions, all of which is non-recourse to us. A default of the Euro JV mortgage debt does not trigger a default under any of our debt. The operating performance of the portfolio of six properties located in Spain, Italy, Poland and the United Kingdom that secures €338 million of mortgage loans due in 2013 is below levels required by certain debt covenants, which performance has triggered covenant defaults and cash sweeps under the loans. These loans are cross-collateralized, meaning that a default under one loan could trigger a default on the loans for the other five properties. The lenders have granted the Euro JV a waiver with respect to the defaults through the April 2013 maturity date and currently are discussing the terms of a multi-year extension of the maturity of this debt. We expect that lenders may require more stringent financial covenants, higher loan spreads over LIBOR, and lower loan-to-value ratios. These requirements, upon any refinancing or a debt extension transaction, likely will require a partial principal reduction via an equity contribution from the partners of Euro JV Fund I, including Host, that will exceed the remaining commitment of Euro JV Fund I partners. No assurances can be made that we will be successful in refinancing this debt or that the partners will agree to increase their commitment. Based on our ownership interest in the Euro JV, our portion of the loans is €108 million. A covenant default also was triggered under a mortgage loan secured by three properties in Brussels totaling €70.3 million that is due in 2014; however, the Euro JV reached an agreement with the lender to waive the covenants through maturity. Additionally, the €51 million mortgage secured by the Amsterdam hotel matures in 2013, but has two one-year extension options, subject to small fees and certain financial covenants.

We have entered into five foreign currency forward sale contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. The forward purchases will occur between February 2013 and September 2015. We have hedged €127 million (approximately $174 million) of our investment through these contracts and designated draws under our credit facility in Euros. During 2012 and 2011, we recorded a loss of $4 million and a gain of $2 million, respectively, related to the change in the fair value of the forward sale contracts and currency translation of our designated draws in accumulated other comprehensive income (loss), including a loss of $2 million in 2012 related to designated draws of euros under our credit facility. The current value of the forward contracts of $5 million is included in other assets in the accompanying balance sheet. The derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with applicable hedge accounting guidance, are marked-to-market with changes in fair value recorded to accumulated other comprehensive income (loss) within Host Inc.’s stockholders’ equity portion and Host L.P.’s partners’ capital portion of their balance sheets. For additional detail on the foreign currency forward sale contracts and our exposure to changes in foreign currency exchange rates, see Part II Item 7A. “—Quantitative and Qualitative Disclosures about Market Risk.”

Asian Joint Venture. We have a 25% interest in the Asia/Pacific JV with RECO Hotels JV Private Limited, an affiliate of GIC RE. The initial term of the Asia/Pacific JV is for a period of seven years and is scheduled to expire in March of 2015. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditure budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for equity contributions to the Asia/Pacific JV expired in March 2012. We did not extend the commitment period beyond the expiration date; however, as we continue to invest in Asia, we may offer GIC RE opportunities to participate in certain acquisitions through the joint venture or a separate joint venture.

As of December 31, 2012, the Asia/Pacific JV partners have invested approximately $65 million (of which our share was $16 million) in a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. The joint venture in India is developing seven properties in India, totaling approximately 1,750 rooms, two of which opened in Bangalore in 2012 and five of which are under various stages of development in Chennai and Delhi. The hotels will be managed by Accor under the Pullman, ibis and Novotel brands. We have committed to invest an additional $5 million in this venture.

On March 6, 2012, the Asia/Pacific JV acquired the 278-room Citigate Perth in Australia for A$61 million ($64 million). The Asia/Pacific JV invested approximately A$17 million ($18 million) to upgrade and rebrand the hotel as a Four Points by Sheraton. We have contributed A$10 million ($11 million) to the Asia/Pacific JV in connection with this acquisition. On August 10, 2012, the Asia/Pacific JV entered into a A$30.5 million ($32 million) mortgage loan with Commonwealth Bank of Australia that is secured by the Four Points by Sheraton. We received a portion of the proceeds of this loan as repayment of our loan made to acquire the hotel, which we used to repay A$8 million ($8 million) outstanding under the revolver portion of our credit facility.

Maui Joint Venture. On November 9, 2012, we entered into a joint venture with Hyatt Residential Group (the “Maui JV”) to develop, sell and operate a 131-unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa. We have a 67% ownership interest in the Maui JV, which is a non-controlling interest as a result of the significant economic rights held by the Hyatt member, who also is the managing member. The total estimated development costs are $200 million, which we expect will be funded with a $110 million construction loan and member contributions. We anticipate that Host’s investment in the Maui JV will be approximately $80 million. The joint venture has secured the $110 million construction loan which is jointly and severally guaranteed by both partners. As of December 31, 2012, we have contributed land valued at $36 million and approximately $8 million in pre-formation expenditures. As of December 31, 2012, the book value of our investment in the Maui JV is $15 million, which represents our portion of the historical cost basis of the land plus the pre-formation expenditures. During 2012, we recognized a gain on the sale of the land to the Maui JV of approximately $8 million. Construction has begun and the project is expected to open in late 2014.

Hyatt Place Joint Venture. In May 2012, we entered into a joint venture agreement, in which we are a 50% partner, with White Lodging Services to develop the 255-room Hyatt Place in downtown Nashville, Tennessee for approximately $46 million, including the purchase of the land. The joint venture has secured a $34.8 million construction loan for this project, but as of December 31, 2012 had not drawn on this facility. Along with White Lodging Services, we have jointly and severally guaranteed the payment of the loan. We have invested approximately $5 million for our investment in the joint venture. Due to the significant control rights of our partner, we will not consolidate the joint venture in our financial statements.

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

Tax Indemnification Agreements. As a result of certain federal and state income tax considerations of the former owners of two hotels currently owned by Host L.P., we have agreed to restrictions on selling such hotels, or repaying or refinancing the mortgage debt for varying periods. One of these agreements expires in 2028 and the other in 2031.

Guarantees. We have certain guarantees, which consist of commitments we have made to third parties for leases or debt, that are not recorded on our books due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances, including default by an unrelated party. We consider the likelihood of any material payments under these guarantees to be remote. The largest guarantees (by dollar amount) are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $21 million as of December 31, 2012.

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

•

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $12 million through the full term of the leases, including renewal options. We believe that the likelihood of any liability arising related to these ground leases is remote and, in each case, we have been indemnified by the purchaser of the hotel.

•	In connection with the sale of the Atlanta Marriott Marquis in January 2013, we retained $5 million of contingent liabilities related to potential environmental liabilities.

Information on other guarantees and other off-balance sheet arrangements may be found in Note 16 to our consolidated financial statements entitled “Guarantees and Contingencies.”

Contractual Obligations. The table below summarizes our obligations for principal and estimated interest payments on our debt, future minimum lease payments on our operating and capital leases, projected capital expenditures and other long-term liabilities, each as of December 31, 2012 (in millions):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligations (1)	$6,720	$570	$1,829	$2,100	$2,221
Capital lease obligations	1	1	—	—	—
Operating lease obligations	1,667	46	87	84	1,450
Purchase obligations (2)	427	389	38	—	—
Other long-term liabilities reflected on the balance sheet (3)	17	—	3	—	14

Total	$8,832	$1,006	$1,957	$2,184	$3,685

(1)	The amounts shown include amortization of principal, debt maturities and estimated interest payments. Interest payments have been included in this category based on the weighted average interest rate.
(2)	Our only purchase obligations consist of commitments for capital expenditures at our hotels. Under our contracts, we have the ability to defer some of these expenditures into later years.
(3)	The amounts shown include deferred management fees and the estimated amount of tax expense. Under terms of our management agreements, we have deferred payment of management fees to our hotel managers for some of our properties that have not achieved the required income thresholds for payment of owner’s priority to us. The timing of the payments, if any, is based on future operations, the termination of the management agreement or the sale of the hotel, and is, therefore, not determinable. The estimated amount of tax expense relates to uncertain tax liabilities from prior years.

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

While we consider all of the above indicators as a preliminary indicator to determine if the carrying value may not be recovered by undiscounted cash flows, we reviewed the actual year-to-date and the projected cash flows from operations to identify properties with actual or projected annual operating losses or minimal operating profit as of December 31, 2012. The projected cash flows consider items such as booking pace, occupancy, room rate and property-level operating costs. As a result of our review, we identified five properties that required further consideration of property and market specific conditions or factors to determine if the property was impaired using an undiscounted cash flow analysis. Management considered a range of RevPAR and operating margins compared to prior years’ operating results in evaluating the probability-weighted projected cash flows from operations. To appropriately evaluate if the carrying value of the assets was recoverable, we projected cash flows such that the individual properties would return to normalized levels of operations generally within five years and thereafter grow at a stabilized rate of approximately 3% over the remaining estimable lives of the properties. This stabilized growth rate is lower than the projected growth rate for the urban upper upscale properties, which we believe is most representative of our portfolio, over the period from 2012 through 2022. Based on this test, one property exhibited an impaired value at December 31, 2012. For purposes of this test, if we had assumed a growth rate of 50 basis points lower after the return to normalized levels of operations, none of the other four properties identified above would have required further analysis. Management believes its assumptions and estimates reflect current market conditions. We recognized impairment expense in the aggregate amount of $60 million and $8 million for 2012 and 2011, respectively, based on a change in their estimated hold periods.

Other-than-Temporary Impairment of an Investment. We review our equity method investments for other-than-temporary impairment based on the occurrence of any triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected hold period or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, we generally will have few observable inputs and will determine the fair value based on a discounted cash flow analysis of the investment, as well as considering the impact of other elements (i.e. control premiums, etc.). We use certain inputs, such as available third-party appraisals and forecast net operating income for the hotel properties, to estimate the expected cash flows. If an equity method investment is impaired, a loss is recorded for the difference between its fair value and its carrying value. Based on this test, no other-than-temporary impairment was recorded in 2012.

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

Valuation of Deferred Tax Assets. We have approximately $90 million, net of a valuation allowance of $63 million, of deferred tax assets as of December 31, 2012. The objective of financial accounting and reporting standards for income taxes is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in a company’s financial statements or tax returns. We have considered various factors, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies in determining a valuation allowance for our deferred tax assets, and we believe that it is more likely than not that we will be able to realize the $90 million of net deferred tax assets in the future. When a determination is made that all, or a portion, of the deferred tax assets may not be realized, an increase in income tax expense would be recorded in that period.

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

On January 20, 2012, the Compensation Policy Committee of the Board of Directors adopted a new compensation plan for senior management (the “2012 Plan”), that replaces the expired 2009 compensation program. Components of the 2012 Plan include the following awards:

•

Restricted stock awards with vesting based on market conditions. These awards vest based on the total shareholder return (“TSR”) relative to (i) the NAREIT Index, (ii) the S&P Index and (iii) a Selected Lodging Company Index that serves as a relevant industry/asset specific measurement to our competitors. U.S. based senior management may elect to have amounts withheld for taxes in excess of minimum statutory tax requirements, and, as result, TSR awards granted to these employees are classified as liability awards and are remeasured to fair value each reporting period. In contrast, senior management located outside of the U.S. are limited as to the amount of shares they may use for statutory tax requirements, and, as result, TSR awards granted to these employees are classified as equity awards and are recorded at fair value as of the grant date. The valuation of these awards is a custom calculation that is based on common valuation techniques such as the lattice, Binomial and Black-Scholes valuation methodologies. The utilization of this model requires us to make certain estimates related to the volatility of the share price of Host Inc.’s common stock, risk-free interest rates, actual TSR from the beginning of the performance period through the measurement date, Host Inc.’s stock beta as compared to the risk to the average risk of the peer groups.

•

Restricted stock awards with vesting based on performance conditions. These awards are earned based on the employee achieving a specified performance target, which will be based on the employee’s specific management business objectives. Compensation cost will be recognized when the achievement of the performance condition is considered probable. If a performance condition has more than one outcome that is probable, recognition of compensation cost will be based on the condition that is the most likely outcome. For U.S. based senior management, these awards are classified as liability awards due to their cash settlement provisions. Therefore, the value of the shares to be issued by Host Inc. will be based on Host Inc.’s share price on the reporting date.

•

Stock option awards. The stock option awards are equity classified awards, as they do not include cash settlement features. Therefore, the value of the award is determined on the grant date using a binomial pricing model and is not adjusted for future changes in fair value. Vesting for these awards is based on service conditions. The utilization of the binomial model requires us to make certain estimates related to the volatility of the share price of our common stock, risk-free interest rates and the amount of our awards expected to be forfeited, and our expected dividend yield.

On January 20, 2012, Host Inc. granted senior management 1.6 million restricted shares for performance year 2012 (which represent the maximum number of shares that can be earned during the year if performance is at the “high” level of achievement). Vesting of these shares is subject to meeting the performance measures outlined above. Approximately 50% of the restricted shares granted are market-based with the remaining performance-based. In addition, the Company awarded approximately 0.2 million stock options with an exercise price of $16.23 per share for performance year 2012. During 2012, we recorded approximately $16 million of stock compensation expense associated with the 2012 grant.

Consolidation Policies. Judgment is required with respect to the consolidation of partnership and joint venture entities in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. We consolidate subsidiaries when we have the ability to direct the activities that most significantly impact the economic performance of the subsidiary. For the majority of our hotel and real estate investments, we consider those rights to be (i) approval or amendment of developments plans, (ii) financing decisions, (iii) approval or amendments of operating budgets and (iv) investment strategy decisions. For those partnerships and joint ventures of which we are the general partner, we review the rights of the limited partners to determine if those rights would preclude the presumption of control as the general partner. Limited partner rights which would preclude presumption of control by the general partner include the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove us, as the general partner, without cause and substantive participating rights, primarily through voting rights.

We also evaluate our subsidiaries to determine if they should be considered variable interest entities (“VIEs”). If a subsidiary is a VIE, it is subject to the consolidation framework specifically for VIEs. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We review our subsidiaries and affiliates annually to determine if (i) they should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in their characteristics.

Foreign Currency Translation. The operations of international subsidiaries are maintained in their functional currency, which generally is the local currency, and are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in accumulated other comprehensive income (loss).

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

Of the 119 hotels we owned on December 31, 2012, 103 have been classified as comparable hotels. The operating results of the following hotels that we owned or leased as of December 31, 2012 are excluded from comparable hotel results for these periods:

•	Grand Hyatt Washington (acquired in July 2012);

•	Hilton Melbourne South Wharf (acquired in April 2011);

•	The Westin New York Grand Central (acquired in March 2011);

•	Manchester Grand Hyatt San Diego (acquired in March 2011);

•	The portfolio of seven hotels in New Zealand (acquired in February 2011);

•

Orlando World Center Marriott (business interruption due to a large-scale capital project, which includes façade restoration, the shutdown of the main pool and a complete restoration and enhancement of the hotel, including new water slides and activity areas, new pool dining facilities and the renovation of one tower of guestrooms, meeting space and restaurants);

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

The operating results of the Le Méridien Piccadilly, which was transferred to the Euro JV Fund II in 2011, and of the four hotels we disposed of in 2012 and 2011, as well as the 53 Courtyard by Marriott properties previously leased from HPT, are not included in comparable hotel results for the periods presented herein.

We evaluate the operating performance of our comparable hotels based on both geographic region and property type. These divisions are generally consistent with groupings recognized in the lodging industry.

Geographic regions consist of the following (only states in which we own hotels are listed):

•	Pacific – California, Hawaii, Oregon and Washington;

•	Mountain – Arizona and Colorado;

•	North Central – Illinois, Indiana, Minnesota, Missouri and Ohio;

•	South Central – Louisiana, Tennessee and Texas;

•	New England – Massachusetts and New Hampshire;

•	Mid-Atlantic – Pennsylvania, New Jersey and New York;

•	DC Metro – Maryland, Virginia and Washington, D.C.;

•	Atlanta – Georgia;

•	Florida – Florida;

•	Canada – Canada;

•	Latin America – Brazil, Chile and Mexico; and

•	Asia/Pacific – Australia and New Zealand.

Property types consist of the following:

•	Urban – Hotels located in primary business districts of major cities;

•	Suburban – Hotels located in office parks or smaller secondary markets;

•	Resort/conference – Hotels located in resort/conference destinations such as Arizona, Florida, Hawaii and Southern California; and

•	Airport – Hotels located at or near airports.

Reporting Periods. Effective January 1, 2013, Marriott announced that it will convert from a 52-53 week fiscal year to a 12-month calendar year. While our annual financial statements have always been reported on a calendar basis and are unaffected by this change, our quarterly results have not been on a 3-month calendar quarter basis (as they followed Marriott’s period schedule). However, beginning with the first quarter of 2013, we will report annual and quarterly operating results on a calendar reporting cycle, which is consistent with the majority of companies in the lodging industry. We will not restate any previously reported quarterly financial statements to conform to the new presentation. Accordingly, investors may find the following discussion useful when evaluating quarterly operations in 2013 with prior year quarterly results for both financial statement presentation and hotel operating statistics and comparable hotel results.

For Consolidated Statement of Operations. The results we report are based on results of our hotels reported to us by our hotel managers. Our hotel managers use different reporting periods. Marriott International Inc., the manager of a significant percentage of our properties, prior to January 1, 2013 used a fiscal year ending on the Friday closest to December 31 and reported twelve weeks of operations for the first three quarters and sixteen or seventeen weeks for the fourth quarter of the year for its U.S. and Canadian Marriott-managed hotels. In contrast, other managers of our hotels, such as Hyatt and Starwood, report results on a monthly basis. Host Inc., as a REIT, is required by federal income tax law to report results on a calendar year basis. As a result, we elected to adopt the reporting periods used by Marriott, modified so that our fiscal year always ends on December 31 in order to comply with REIT rules. Our first three quarters of operations end on the same day as Marriott, but our fourth quarter ends on December 31 and our full year results, as reported in our statement of operations, always includes the same number of days as the calendar year.

Two consequences of the reporting cycle we have adopted for periods prior to January 1, 2013 are: (1) quarterly start dates will usually differ between years, except for the first quarter which always commences on January 1, and (2) our first and fourth quarters of operations and year-to-date operations may not include the same number of days as reflected in prior years. For example, set forth below are the quarterly start and end dates for 2012 and 2011. Note that the second and third quarters of each year both reflect twelve weeks of operations. In contrast, the first and fourth quarters reflect differing days of operations.

	2012		2011
	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	January 1 – March 23	83	January 1 – March 25	84
Second Quarter	March 24 – June 15	84	March 26 – June 17	84
Third Quarter	June 16 – September 7	84	June 18 – September 9	84
Fourth Quarter	September 8 – December 31	115	September 10 – December 31	113

While the reporting calendar we adopted for periods prior to January 1, 2013 is more closely aligned with the reporting calendar used by Marriott, another consequence of our calendar is that we are unable to report the month of operations that ends after our fiscal quarter-end until the following quarter because our hotel managers that use a monthly reporting period do not make mid-month results available to us. Hence, the month of operation that ends after our fiscal quarter-end is included in our quarterly results of operations in the following quarter for those hotel managers (covering approximately 48% of total revenues of our hotels). As a result, our quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December). While this does not affect full year results, it does affect the reporting of quarterly results for years prior to 2013.

For Hotel Operating Statistics and Comparable Hotel Results. In contrast to the reporting periods for our consolidated statement of operations, our 2011 and 2012 hotel operating statistics (i.e., RevPAR, average daily rate and average occupancy) and our 2011 and 2012 comparable hotel results are reported based on the reporting cycle used by Marriott in those years for our Marriott-managed hotels. This facilitates year-to-year comparisons, as each reporting period will be comprised of the same number of days of operations as in the prior year. This means, however, that the reporting periods we used for hotel operating statistics and our comparable hotel results for 2012 and 2011 will differ slightly from the reporting periods used for our statements of operations for the first and fourth quarters and the full year. Set forth below are the quarterly start and end dates that are used for our hotel operating statistics and comparable hotel results reported herein. Results from hotel managers reporting on a monthly basis are included in our operating statistics and comparable hotel results consistent with their reporting in our consolidated statement of operations.

Hotel Result Reporting Periods for Operating Statistics

and Comparable Hotel Results – for Marriott Managed Properties

	2012		2011
	Start-End Dates	No. of Days	Start-End Dates	No. of Days
First Quarter	December 31 – March 23	84	January 1 – March 25	84
Second Quarter	March 24 – June 15	84	March 26 – June 17	84
Third Quarter	June 16 – September 7	84	June 18 – September 9	84
Fourth Quarter	September 8 – December 28	112	September 10 – December 30	112

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

We calculate NAREIT FFO per diluted share in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although FFO per diluted share is a useful measure when comparing our results to other REITs, it may not be helpful to investors when comparing us to non-REITs. We also calculate Adjusted FFO per diluted share, which is not in accordance with NAREIT guidance and may not be comparable to measures calculated by other REITs. EBITDA and Adjusted EBITDA, as presented, may also not be comparable to measures calculated by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures), interest expense (for EBITDA and Adjusted EBITDA purposes only) and other items have been and will be incurred and are not reflected in the EBITDA, Adjusted EBITDA, NAREIT FFO per diluted share and Adjusted FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statement of operations and cash flows include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, NAREIT FFO per diluted share, Adjusted FFO per diluted share, EBITDA and Adjusted EBITDA should not be considered as a measure of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, NAREIT FFO per diluted share and Adjusted FFO per diluted share do not measure, and should not be used as a measure of, amounts that accrue directly to stockholders’ benefit. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

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

•

Equity Investment Adjustments – We exclude the equity in earnings (losses) of unconsolidated investments in partnerships and joint ventures as presented in our consolidated statement of operations because it includes our pro rata portion of depreciation, amortization and interest expense, which are excluded from EBITDA. We include our pro rata share of the Adjusted EBITDA of our equity investments as we believe this more accurately reflects the performance of our investments. The pro rata Adjusted EBITDA of equity investments is defined as the EBITDA of our equity investments adjusted for any gains or losses on property transactions multiplied by our percentage ownership in the partnership or joint venture.

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

•

Impairment Losses – We exclude the effect of impairment losses recorded because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets. In addition, we believe that impairment charges, which are based off of historical cost account values, are similar to gains (losses) on dispositions and depreciation expense, both of which are also excluded from EBITDA.

•

Acquisition Costs – Under GAAP, costs associated with completed property acquisitions are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the company.

The following table provides a reconciliation of net income (loss) to Adjusted EBITDA (in millions):

Reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA

	Year ended December 31,
	2012	2011
Net income (loss) (a)	$63	$(16)
Interest expense	373	371
Depreciation and amortization	691	638
Income taxes	31	(1)
Discontinued operations (b)	3	9

EBITDA (a)	1,161	1,001
Gain on dispositions (c)	(48)	—
Acquisition costs	7	5
Gain on property insurance settlement	(2)	—
Non-cash impairment charges	60	8
Amortization of deferred gains	(4)	(7)
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(4)
Pro rata Adjusted EBITDA of equity investments	34	29
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in consolidated partnerships	(16)	(14)

Adjusted EBITDA (a)	$1,190	$1,018

(a)	Net income (loss), EBITDA, and Adjusted EBITDA include the following significant transactions:

•	A gain of $8 million in 2012 for the sale of the land to the Maui JV;

•	Business interruption proceeds of $9 million recorded in 2012; and

•

Interest income of $20 million for 2012 on our mortgage loan investment associated with the portfolio of five hotels acquired by the Euro JV, which was paid in full in 2012, compared to $17 million in 2011.

(b)	Reflects interest expense, depreciation and amortization and income taxes included in discontinued operations.
(c)	Reflects the gain on the sale of three hotels in 2012.

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

The following tables provide a reconciliation of net income (loss) available to common stockholders per share to FFO per diluted share for Host Inc. (in millions, except per share amounts):

Host Inc. Reconciliation of Net Income (Loss) Available to

Common Stockholders to NAREIT and Adjusted Funds From Operations per Diluted Share

	Year ended December 31,
	2012	2011
Net income (loss)	$63	$(16)
Less: Net (income) loss attributable to non-controlling interests	(2)	1

Net income (loss) available to common stockholders	61	(15)
Adjustments:
Gain on dispositions, net of taxes (a)	(48)	—
Gain on property insurance settlement	(2)	—
Amortization of deferred gains and other property transactions, net of taxes	(4)	(7)
Depreciation and amortization	691	645
Non-cash impairment charges	60	8
Partnership adjustments	12	4
FFO of non-controlling interests of Host L.P.	(11)	(9)

NAREIT FFO (b)	759	626
Adjustments to NAREIT FFO:
Losses on the extinguishment of debt (c)	35	10
Acquisition costs (d)	10	8
Litigation losses	—	5
Loss attributable to non-controlling interests (e)	(1)	—

Adjusted FFO	$803	$649

For calculation on a per diluted share basis:
Adjustments for dilutive securities (f):
Assuming conversion of Exchangeable Senior Debentures	$31	$30
Assuming deduction of interest – redeemed/exchanged 2004 Debentures	—	2

NAREIT FFO	$790	$658

Adjusted FFO	$834	$681

Diluted weighted average shares outstanding-EPS	719.6	693.0
Assuming issuance of common shares granted under the Comprehensive Stock Plan	—	2.0
Assuming conversion of Exchangeable Senior Debentures	40.4	39.8
Weighted average outstanding shares – redeemed/exchanged 2004 Debentures	—	4.7

Diluted weighted average shares outstanding – NAREIT FFO and Adjusted FFO	760.0	739.5

NAREIT FFO per diluted share	$1.04	$.89

Adjusted FFO per Diluted Share	$1.10	$.92

(a)	Reflects the gain on the sale of three hotels in 2012.
(b)	See note (a) to “Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA” for significant transactions affecting FFO.
(c)	Represents costs associated with the redemption of the Series S, Series O and Series Q notes in 2012 and the Series K senior notes and 2007 Debentures in 2011.
(d)	Includes approximately $3 million for both 2012 and 2011 related to our share of acquisition costs incurred by unconsolidated joint ventures.
(e)	Represents the portion of the adjustments to NAREIT FFO attributable to non-controlling partners in Host L.P.
(f)	Earnings/loss per diluted share and FFO per diluted share in accordance with NAREIT are adjusted for the effects of dilutive securities. Dilutive securities may include Host Inc. shares granted under Host Inc.’s comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for securities if they are anti-dilutive.

Comparable Hotel Operating Results. We present certain operating results for our hotels, such as hotel revenues, expenses, adjusted operating profit and adjusted operating profit margin, on a comparable hotel, or “same store,” basis as supplemental information for investors. Our comparable hotel results present operating results for hotels owned during the entirety of the periods being compared without giving effect to any acquisitions or dispositions, significant property damage or large scale capital improvements during these periods. We present these comparable hotel operating results by eliminating corporate-level costs, including expenses related to our capital structure, as well as depreciation and amortization. We eliminate corporate-level costs and expenses to arrive at property level results because we believe property-level results provide investors with more specific insight into the ongoing operating performance of our hotels. We eliminate depreciation and amortization because, even though depreciation and amortization are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many industry investors have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.

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

We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist management and investors in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations at comparable hotels (which represent the vast majority of our portfolio) or from other factors, such as the effect of acquisitions or dispositions. While management believes that presentation of comparable hotel results is a “same store” supplemental measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or to assess the operating performance of these hotels, as these decisions are based on data for individual hotels and are not based on comparable portfolio hotel results. For these reasons, we believe that comparable hotel operating results, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to investors and management.

The following table presents certain operating results and statistics for our comparable hotels for the periods presented herein:

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics) (a)

	Year ended December 31,
	2012	2011
Number of hotels	103	103
Number of rooms	54,804	54,804
Percent change in Comparable Hotel RevPAR	6.4%	—
Operating profit margin under GAAP (b)	7.2%	6.6%
Comparable hotel adjusted operating profit margin (b)	24.0%	22.6%

Comparable hotel revenues
Room	$2,849	$2,672
Food and beverage	1,314	1,264
Other	265	259

Comparable hotel revenues (c)	4,428	4,195

Comparable hotel expenses
Room	768	728
Food and beverage	977	943
Other	149	149
Management fees, ground rent and other costs	1,473	1,429

Comparable hotel expenses (d)	3,367	3,249

Comparable hotel adjusted operating profit	1,061	946
Non-comparable hotel results, net (e)	183	135
Loss from hotels leased from HPT	(3)	(6)
Depreciation and amortization	(751)	(638)
Corporate and other expenses	(107)	(111)

Operating profit	$383	$326

(a)	The reporting period for our comparable operating statistics for 2012 is from December 31, 2011 to December 28, 2012 and for 2011 is January 1, 2011 to December 30, 2011. See “—Reporting Periods” for more information on our fiscal calendar.
(b)	Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented in the consolidated statements of operations. Comparable margins are calculated using amounts presented in the above table.
(c)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Year ended December 31,
	2012	2011
Revenues per the consolidated statements of operations	$5,286	$4,924
Non-comparable hotel revenues	(677)	(559)
Hotel revenues for the property for which we record rental income, net	51	51
Revenues for hotels leased from HPT	(232)	(221)

Comparable hotel revenues	$4,428	$4,195

(d)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Year ended December 31,
	2012	2011
Operating costs and expenses per the consolidated statements of operations	$4,903	$4,598
Non-comparable hotel expenses	(494)	(424)
Hotel expenses for the property for which we record rental income	51	51
Expense for hotels leased from HPT	(235)	(227)
Depreciation and amortization	(751)	(638)
Corporate and other expenses	(107)	(111)

Comparable hotel expenses	$3,367	$3,249

(e)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations, (ii) gains on insurance settlements, (iii) the results of our office buildings, and (iv) the difference between the number of days of operations reflected in the comparable hotel results and the number of days of operations reflected in the consolidated statements of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

The interest payments on 83% of our debt are fixed in nature (this percentage does not include $300 million of mortgage debt for which we have swapped fixed interest payments for floating interest payments), which largely mitigates the effect of changes in interest rates on our cash interest payments. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes and the Debentures are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our future earnings and cash flows by approximately $13 million in 2013.

The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total
Liabilities
Debt:
Fixed rate (1)	$232	$631	$396	$547	$439	$2,131	$4,376	$4,845
Average interest rate	6.16%	6.38%	6.42%	6.33%	5.93%	5.64%

Variable rate (1)	$—	$—	$263	$272	$500	$—	$1,035	$1,035

Average interest rate (2)	2.85%	2.85%	2.86%	2.60%	2.01%	—%
Total debt							$5,411	$5,880

Interest rate derivative
Fixed to variable-notional	$—	$300	$—	$—	$—	$—
Fair value (asset)/liability								$(7)
Average pay rate (2)	3.36%	3.36%	—%	—%	—%	—%
Average receive rate	5.531%	5.531%	—%	—%	—%	—%

Variable to fixed-notional	$—	$—	$—	$129	$—	$—
Fair value (asset)/liability								$6
Average pay rate	6.93%	6.93%	6.93%	6.76%	—%	—%
Average receive rate (2)	5.36%	5.36%	5.36%	5.55%	—%	—%

(1)	The amounts are net of unamortized discounts and premiums.
(2)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2012. No adjustments are made for forecast changes in the rate.

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in benchmark interest rates associated with variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of December 31, 2012. The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

	Total Notional		Maturity	Swapped	All-in Fixed Rate	Change in Fair Value Gain(Loss) Year ended December 31,
Transaction Date	Amount		Date	Index	We Pay	2012	2011
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$(1.7)	$(0.3)
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	$0.3	$(2.7)

(1)	The swap was entered into in connection with the $85 million mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the $87 million mortgage loan on seven properties in New Zealand.

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

We have three fixed-to-floating interest rate swap agreements for an aggregate notional amount of $300 million. During 2012 and 2011, the fair value of the swaps decreased $3.5 million and increased $0.3 million, respectively. As a result, we will pay a floating interest rate equal to the 3-month LIBOR, plus a spread which ranges from 2.7% to 3.2%, as opposed to the fixed rate of 5.531%, on the notional amount of $300 million through March 1, 2014. During each of 2012 and 2011, the cash settlement received under the swap agreement decreased interest expense by $6 million. If we were to increase the interest rates from the prevailing market yield curve, which for our reverse swaps is 3-month LIBOR, by 25% at December 31, 2012, then the fair value of the swap would decrease $0.3 million. Similarly, if we were to decrease the interest rates from the prevailing market yield curve by 25% at December 31, 2012, then the fair value of the swap would increase by $0.3 million.

Exchange Rate Sensitivity

We have currency exchange risk as a result of our hotel ownership in Australia, Canada, Chile, Mexico, Brazil, and New Zealand and our investment in the European and Asia/Pacific joint ventures. To manage the currency exchange risk applicable to ownership in non-U.S. hotels, where possible, we may enter into forward or option foreign currency purchase contracts or designate a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. The foreign currency exchange agreements that we have entered into were strictly to hedge foreign currency risk and not for trading purposes.

As of December 31, 2012, we have six foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets. The forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the Euro or NZ dollar amount, as applicable, and receive the U.S. dollar amount on the forward sale date.

We also evaluate counterparty credit risk when we calculate the fair value of the derivatives. The following table summarizes our foreign currency sale contracts (in millions):

	Total Transaction Amount		Total Transaction	Forward Sale Date Range	Change in Fair Value for the period ended
Transaction Date Range	in Foreign Currency		Amount in Dollars		December 31, 2012	December 31, 2011
February 2008 – September 2012		€105	$145	February 2013 – September 2015	$(1.8)	$1.9
July 2011	NZ$	30	$25	August 2013	$(1.9)	$1.9

In addition to the forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheet, which adjustments offset a portion of the translation adjustment related to our international investments. The following table summarizes the draws on our credit facility that are designated as hedges of net investments in foreign operations:

	Balance Outstanding	Balance Outstanding in		Gain(Loss) Year ended December 31,
Currency	US$	Foreign Currency		2012	2011
CAD (1)	$22	C$	22	$—	$—
AUD	$7	A$	7	$0.2	$—
EUR	$29		€22	$(2.0)	$—

(1)	We have drawn an additional $86 million on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

Item 8.	Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia

February 25, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Host Hotels & Resorts, Inc.:

We have audited Host Hotels & Resorts, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Host Hotels & Resorts, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9a Controls and Procedures—Internal Control over Financial Reporting of Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Host Hotels & Resorts, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia February 25, 2013

Report of Independent Registered Public Accounting Firm

The Partners

Host Hotels & Resorts, L.P.:

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Hotels & Resorts, L. P. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ KPMG LLP

McLean, Virginia February 25, 2013

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(in millions, except per share amounts)

	2012	2011
ASSETS

Property and equipment, net	$11,588	$11,383
Due from managers	80	37
Advances to and investments in affiliates	347	197
Deferred financing costs, net	53	55
Furniture, fixtures and equipment replacement fund	154	166
Other	319	390
Restricted cash	36	36
Cash and cash equivalents	417	826

Total assets	$12,994	$13,090

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes, including $531 million and $902 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,569	$4,543
Credit facility, including the $500 million term loan	763	117
Mortgage debt	993	1,006
Other	86	87

Total debt	5,411	5,753
Accounts payable and accrued expenses	194	175
Other	372	291

Total liabilities	5,977	6,219

Non-controlling interests—Host Hotels & Resorts, L.P.	158	158
Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 724.6 million and 705.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,040	7,750
Accumulated other comprehensive income (loss)	12	(1)
Deficit	(1,234)	(1,079)

Total equity of Host Hotels & Resorts, Inc. stockholders	6,825	6,677
Non-controlling interests—other consolidated partnerships	34	36

Total equity	6,859	6,713

Total liabilities, non-controlling interests and equity	$12,994	$13,090

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

(in millions, except per common share amounts)

	2012	2011	2010
REVENUES
Rooms	$3,219	$2,975	$2,619
Food and beverage	1,494	1,404	1,270
Other	300	292	273

Owned hotel revenues	5,013	4,671	4,162
Other revenues	273	253	199

Total revenues	5,286	4,924	4,361

EXPENSES
Rooms	875	816	719
Food and beverage	1,105	1,044	949
Other departmental and support expenses	1,282	1,240	1,131
Management fees	207	187	169
Other property-level expenses	587	564	483
Depreciation and amortization	751	638	582
Corporate and other expenses	107	111	108
Gain on insurance settlements	(11)	(2)	(3)

Total operating costs and expenses	4,903	4,598	4,138

OPERATING PROFIT	383	326	223
Interest income	23	20	8
Interest expense	(373)	(371)	(383)
Net gains on property transactions and other	13	7	1
Gain (loss) on foreign currency transactions and derivatives	(4)	3	(6)
Equity in earnings (losses) of affiliates	2	4	(1)

INCOME (LOSS) BEFORE INCOME TAXES	44	(11)	(158)
Benefit (provision) for income taxes	(31)	1	31

INCOME (LOSS) FROM CONTINUING OPERATIONS	13	(10)	(127)
Income (loss) from discontinued operations, net of tax	50	(6)	(5)

NET INCOME (LOSS)	63	(16)	(132)
Less: Net (income) loss attributable to non-controlling interests	(2)	1	2

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	61	(15)	(130)
Less: Dividends on preferred stock	—	—	(4)
Issuance costs of redeemed preferred stock	—	—	(4)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$61	$(15)	$(138)

Basic earnings (loss) per common share:
Continuing operations	$.01	$(.01)	$(.20)
Discontinued operations	.07	(.01)	(.01)

Basic earnings (loss) per common share	$.08	$(.02)	$(.21)

Diluted earnings (loss) per common share:
Continuing operations	$.01	$(.01)	$(.20)
Discontinued operations	.07	(.01)	(.01)

Diluted earnings (loss) per common share	$.08	$(.02)	$(.21)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
NET INCOME (LOSS)	$63	$(16)	$(132)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	20	(27)	8
Change in fair value of derivative instruments	(7)	1	5

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	13	(26)	13

COMPREHENSIVE INCOME (LOSS)	76	(42)	(119)
Less: Comprehensive (income) loss attributable to non-controlling interests	(2)	1	2

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC	$74	$(41)	$(117)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2012, 2011 and 2010

(in millions)

			Preferred Stock	Common Stock	Additional Paid-in Capital	(Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Non-controlling Interests of Host Hotels & Resorts, L.P.
Shares Outstanding
Preferred	Common
4.0	646.3	Balance, December 31, 2009	$97	$6	$6,875	$(801)	$12	$22	$139
—	—	Net loss	—	—	—	(130)	—	—	(2)
—	—	Other changes in ownership	—	—	(69)	—	—	—	69
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	—	8	—
—	—	Change in fair value of derivative instruments	—	—	—	—	5	—	—
—	26.9	Common stock issuances	—	1	405	—	—	—	—
—	1.2	Comprehensive stock and employee stock purchase plans	—	—	10	—	—	—	—
—	—	Common stock dividends	—	—	—	(26)	—	—	—
—	—	Dividends on preferred stock	—	—	—	(4)	—	—	—
(4.0)	—	Redemption of preferred stock	(97)	—	—	(4)	—	—	—
—	1.2	Redemptions of limited partner interests for common stock	—	—	15	—	—	—	(15)
—	—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	—	—	11	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	—	(4)	—

—	675.6	Balance, December 31, 2010	$—	$7	$7,236	$(965)	$25	$29	$191

—	—	Net loss	—	—	—	(15)	—	(1)	—
—	—	Other changes in ownership	—	—	33	—	—	—	(33)
—	—	Foreign currency translation and other comprehensive loss of unconsolidated affiliates	—	—	—	—	(27)	—	—
—	—	Change in fair value of derivative instruments	—	—	—	—	1	—	—
—	27.9	Common stock issuances	—	—	459	—	—	—	—
—	—	Common OP unit issuances	—	—	—	—	—	—	6
—	1.3	Comprehensive stock and employee stock purchase plans	—	—	17	—	—	—	—
—	—	Common stock dividends	—	—	—	(99)	—	—	—
—	0.3	Redemptions of limited partner interests for common stock	—	—	5	—	—	—	(5)
—	—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	—	—	12	—
—	—	Distributions to non-controlling interests	—	—	—	—	—	(4)	(1)

—	705.1	Balance, December 31, 2011	$—	$7	$7,750	$(1,079)	$(1)	$36	$158

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (continued)

Years Ended December 31, 2012, 2011 and 2010

(in millions)

			Preferred Stock	Common Stock	Additional Paid-in Capital	(Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Non-controlling Interests of Host Hotels & Resorts, L.P.
Shares Outstanding
Preferred	Common
—	705.1	Balance, December 31, 2011	$—	$7	$7,750	$(1,079)	$(1)	$36	$158
—	—	Net income	—	—	—	61	—	1	1
—	—	Other changes in ownership	—	—	(12)	—	—	—	12
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	—	20	—	—
—	—	Change in fair value of derivative instruments	—	—	—	—	(7)	—	—
—	17.5	Common stock issuances	—	—	274	—	—	—	—
—	1.4	Comprehensive stock and employee stock purchase plans	—	—	18	—	—	—	—
—	—	Common stock dividends	—	—	—	(216)	—	—	—
—	0.6	Redemptions of limited partner interests for common stock	—	—	10	—	—	—	(10)
—	—	Contributions from non—controlling interests of consolidated partnerships	—	—	—	—	—	1	—
—	—	Distributions to non-controlling interests	—	—	—	—	—	(4)	(3)

—	724.6	Balance, December 31, 2012	$—	$7	$8,040	$(1,234)	$12	$34	$158

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$63	$(16)	$(132)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
(Gain) loss on dispositions	(48)	—	2
Depreciation	3	17	11
Depreciation and amortization	751	638	582
Amortization of financing costs, discounts and premiums, net	13	30	43
Non-cash loss on extinguishment of debt	9	4	1
Stock compensation expense	16	19	40
Deferred income taxes	17	(11)	(36)
Net gains on property transactions and other	(13)	(7)	(1)
(Gain) loss on foreign currency transactions and derivatives	4	(3)	6
Gain on property insurance settlement	(2)	—	—
Equity in (earnings) losses of affiliates	(2)	(4)	1
Distributions from equity investments	—	—	2
Change in due from managers	(42)	—	(9)
Change in cash restricted for operating activities	—	—	(25)
Changes in other assets	12	(9)	44
Changes in other liabilities	1	3	(9)

Cash provided by operating activities	782	661	520

INVESTING ACTIVITIES
Proceeds from sales or transfer of assets, net	160	46	12
Acquisitions	(441)	(1,047)	(342)
Deposits for acquisitions	—	—	(38)
Deferred sale proceeds received from HPT	51	—	17
Advances to and investments in affiliates	(132)	(49)	(1)
Return on investment	3	—	—
Mortgage loan (investment) proceeds	82	1	(53)
Capital expenditures:
Renewals and replacements	(366)	(327)	(195)
Redevelopment and acquisition-related investments	(272)	(215)	(114)
New development	(6)	—	—
Change in furniture, fixtures & equipment (FF&E) replacement fund	16	4	(17)
Change in FF&E replacement funds designated as restricted cash	—	—	22
Property insurance proceeds	19	11	3

Cash used in investing activities	(886)	(1,576)	(706)

FINANCING ACTIVITIES
Financing costs	(18)	(23)	(10)
Issuances of debt	900	955	500
Draws on credit facility revolver and term loan issuance	731	153	56
Repayment on credit facility	(89)	(90)	—
Repurchase/redemption of senior notes	(1,795)	(404)	(821)
Mortgage debt prepayments and scheduled maturities	(113)	(210)	(364)
Scheduled principal repayments	(2)	(5)	(13)
Issuance of common stock	274	323	406
Redemption of preferred stock	—	—	(101)
Dividends on common stock	(187)	(70)	(20)
Dividends on preferred stock	—	—	(6)
Contributions from non-controlling interests	1	1	11
Distributions to non-controlling interests	(7)	(5)	(4)
Change in cash restricted for financing activities	—	3	23

Cash provided by (used in) financing activities	(305)	628	(343)

DECREASE IN CASH AND CASH EQUIVALENTS	(409)	(287)	(529)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	826	1,113	1,642

CASH AND CASH EQUIVALENTS, END OF YEAR	$417	$826	$1,113

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2012, 2011 and 2010, Host Inc. issued approximately 0.6 million, 0.3 million and 1.2 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $10 million, $5 million and $15 million, respectively.

In November 2012, we contributed land with a book value of $11 million and a fair value of $36 million to a joint venture that we entered into with Hyatt Residential Group to develop, sell and operate a vacation ownership project in Maui, Hawaii. We recorded an initial investment of $8 million related to our 67% ownership in the joint venture and a gain of $8 million related to the portion of the land attributable to Hyatt Residential Group’s 33% interest, for which we received cash of $12 million.

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

On April 29, 2011, we acquired a 75% controlling interest in the Hilton Melbourne South Wharf. In connection with the acquisition, we assumed A$80 million ($86 million) of mortgage debt.

On March 17, 2011, we acquired the Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host Hotels & Resorts, L.P. issued approximately 0.3 million OP units valued at approximately $6 million.

On September 2, 2010, we acquired a 90% controlling interest in the W New York, Union Square hotel. In connection with the acquisition, we assumed a $115 million mortgage debt.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(in millions)

	2012	2011
ASSETS
Property and equipment, net	$11,588	$11,383
Due from managers	80	37
Advances to and investments in affiliates	347	197
Deferred financing costs, net	53	55
Furniture, fixtures and equipment replacement fund	154	166
Other	319	390
Restricted cash	36	36
Cash and cash equivalents	417	826

Total assets	$12,994	$13,090

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $531 million and $902 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,569	$4,543
Credit facility, including the $500 million term loan	763	117
Mortgage debt	993	1,006
Other	86	87

Total debt	5,411	5,753
Accounts payable and accrued expenses	194	175
Other	372	291

Total liabilities	5,977	6,219

Limited partnership interest of third parties	158	158
Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,812	6,677
Accumulated other comprehensive income (loss)	12	(1)

Total Host Hotels & Resorts, L.P. capital	6,825	6,677
Non-controlling interests—consolidated partnerships	34	36

Total capital	6,859	6,713

Total liabilities, limited partnership interest of third parties and capital	$12,994	$13,090

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2012, 2011 and 2010

(in millions, except per common unit amounts)

	2012	2011	2010
REVENUES
Rooms	$3,219	$2,975	$2,619
Food and beverage	1,494	1,404	1,270
Other	300	292	273

Owned hotel revenues	5,013	4,671	4,162
Other revenues	273	253	199

Total revenues	5,286	4,924	4,361

EXPENSES
Rooms	875	816	719
Food and beverage	1,105	1,044	949
Other departmental and support expenses	1,282	1,240	1,131
Management fees	207	187	169
Other property-level expenses	587	564	483
Depreciation and amortization	751	638	582
Corporate and other expenses	107	111	108
Gain on insurance settlements	(11)	(2)	(3)

Total operating costs and expenses	4,903	4,598	4,138

OPERATING PROFIT	383	326	223
Interest income	23	20	8
Interest expense	(373)	(371)	(383)
Net gains on property transactions and other	13	7	1
Gain (loss) on foreign currency transactions and derivatives	(4)	3	(6)
Equity in earnings (losses) of affiliates	2	4	(1)

INCOME (LOSS) BEFORE INCOME TAXES	44	(11)	(158)
Benefit (provision) for income taxes	(31)	1	31

INCOME (LOSS) FROM CONTINUING OPERATIONS	13	(10)	(127)
Income (loss) from discontinued operations, net of tax.	50	(6)	(5)

NET INCOME (LOSS)	63	(16)	(132)
Less: Net (income) loss attributable to non-controlling interests	(1)	1	—

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	62	(15)	(132)
Less: Distributions on preferred units	—	—	(4)
Issuance costs of redeemed preferred units	—	—	(4)

NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$62	$(15)	$(140)

Basic earnings (loss) per common unit:
Continuing operations	$.02	$(.01)	$(.21)
Discontinued operations	.07	(.01)	—

Basic earnings (loss) per common unit	$.09	$(.02)	$(.21)

Diluted earnings (loss) per common unit:
Continuing operations	$.02	$(.01)	$(.21)
Discontinued operations	.07	(.01)	—

Basic earnings (loss) per common unit	$.09	$(.02)	$(.21)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
NET INCOME (LOSS)	$63	$(16)	$(132)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	20	(27)	8
Change in fair value of derivative instruments	(7)	1	5

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX.	13	(26)	13

COMPREHENSIVE INCOME (LOSS)	76	(42)	(119)
Less: Comprehensive (income) loss attributable to non—controlling interests	(1)	1	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$75	$(41)	$(119)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2012, 2011 and 2010

(in millions)

OP Units Outstanding			Preferred Limited	General	Limited	Accumulated Other Comprehensive	Non-controlling Interests of Consolidated	Limited Partnership Interests of Third
Preferred	Common		Partner	Partner	Partner	Income (Loss)	Partnerships	Parties
4.0	632.7	Balance, December 31, 2009	$97	$1	$6,077	$12	$22	$139
—	—	Net loss	—	—	(130)	—	—	(2)
—	—	Other changes in ownership	—	—	(69)	—	—	69
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	8	—	—
—	—	Change in fair value of derivative instruments	—	—	—	5	—	—
—	26.4	Common OP unit issuances	—	—	407	—	—
—	1.1	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	—	10	—	—	—
—	—	Distributions on common OP units	—	—	(26)	—	—	—
—	—	Distributions on preferred OP units	—	—	(4)	—	—
(4.0)	—	Redemption of preferred units	(97)	—	(4)	—		—
—	1.2	Redemptions of limited partnership interests of third parties	—	—	15	—	—	(15)
—	—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	—	11	—
—	—	Distributions to non-controlling interests of consolidated partnerships	—	—	—	—	(4)	—

—	661.4	Balance, December 31, 2010	$—	$1	$6,276	$25	$29	$191

—	—	Net loss	—	—	(15)	—	(1)	—
—	—	Other changes in ownership	—	—	33	—	—	(33)
—	—	Foreign currency translation and other comprehensive loss of unconsolidated affiliates	—	—	—	(27)	—	—
—	—	Change in fair value of derivative instruments	—	—	—	1	—	—
—	27.3	Common OP unit issuances	—	—	460	—	—	6
—	1.3	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	—	17	—	—	—
—	—	Distributions on common OP units	—	—	(99)	—	—	(1)
—	0.3	Redemptions of limited partnership interests of third parties	—	—	5	—	—	(5)
—	—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	—	12	—
—	—	Distributions to non-controlling interests	—	—	—	—	(4)	—

—	690.3	Balance, December 31, 2011	$—	$1	$6,677	$(1)	$36	$158

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBISIDARIES

CONSOLIDATED STATEMENTS OF CAPITAL (continued)

Years Ended December 31, 2012, 2011 and 2010

(in millions)

OP Units Outstanding			Preferred Limited	General	Limited	Accumulated Other Comprehensive	Non-controlling Interests of Consolidated	Limited Partnership Interests of Third
Preferred	Common		Partner	Partner	Partner	Income (Loss)	Partnerships	Parties
—	690.3	Balance, December 31, 2011	$—	$1	$6,677	$(1)	$36	$158
—	—	Net income	—	—	61	—	1	1
—	—	Other changes in ownership	—	—	(12)	—	—	12
—	—	Foreign currency translation and other comprehensive income of unconsolidated affiliates	—	—	—	20	—	—
—	—	Change in fair value of derivative instruments	—	—	—	(7)	—	—
—	17.1	Common OP unit issuances	—	—	274	—	—	—
—	1.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	—	18	—	—	—
—	—	Distributions on common OP units	—	—	(216)	—	—	(3)
—	0.6	Redemptions of limited partnership interests of third parties	—	—	10	—	—	(10)
—	—	Contributions from non-controlling interests of consolidated partnerships	—	—	—	—	1	—
—	—	Distributions to non-controlling interests	—	—	—	—	(4)	—

—	709.4	Balance, December 31, 2012	$—	$1	$6,812	$12	$34	$158

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(in millions)

	2012	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$63	$(16)	$(132)
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
(Gain) loss on dispositions	(48)	—	2
Depreciation	3	17	11
Depreciation and amortization	751	638	582
Amortization of financing costs, discounts and premiums, net	13	30	43
Non-cash loss on extinguishment of debt	9	4	1
Stock compensation expense	16	19	40
Deferred income taxes	17	(11)	(36)
Net gains on property transactions and other	(13)	(7)	(1)
(Gain) loss on foreign currency transactions and derivatives	4	(3)	6
Gain on property insurance settlement	(2)	—	—
Equity in (earnings) losses of affiliates	(2)	(4)	1
Distributions from equity investments	—	—	2
Change in due from managers	(42)	—	(9)
Change in cash restricted for operating activities	—	—	(25)
Changes in other assets	12	(9)	44
Changes in other liabilities	1	3	(9)

Cash provided by operating activities	782	661	520

INVESTING ACTIVITIES
Proceeds from sales or transfer of assets, net	160	46	12
Acquisitions	(441)	(1,047)	(342)
Deposits for acquisitions	—	—	(38)
Deferred sale proceeds received from HPT	51	—	17
Advances to and investment in affiliates	(132)	(49)	(1)
Return on investment	3	—	—
Mortgage loan (investment) proceeds	82	1	(53)
Capital expenditures:
Renewals and replacements	(366)	(327)	(195)
Redevelopment and acquisition-related investments	(272)	(215)	(114)
New development	(6)	—	—
Change in furniture, fixtures & equipment (FF&E) replacement fund	16	4	(17)
Change in FF&E replacement funds designated as restricted cash	—	—	22
Property insurance proceeds	19	11	3

Cash used in investing activities	(886)	(1,576)	(706)

FINANCING ACTIVITIES
Financing costs	(18)	(23)	(10)
Issuances of debt	900	955	500
Draws on credit facility revolver and term loan issuance	731	153	56
Repayment on credit facility	(89)	(90)	—
Repurchase/redemption of senior notes	(1,795)	(404)	(821)
Mortgage debt prepayments and scheduled maturities	(113)	(210)	(364)
Scheduled principal repayments	(2)	(5)	(13)
Issuance of common OP units	274	323	406
Redemption of preferred OP units	—	—	(101)
Distributions on common OP units	(190)	(71)	(20)
Distributions on preferred OP units	—	—	(6)
Contributions from non-controlling interests	1	1	11
Distributions to non-controlling interests	(4)	(4)	(4)
Change in cash restricted for financing activities	—	3	23

Cash provided by (used in) financing activities	(305)	628	(343)

DECREASE IN CASH AND CASH EQUIVALENTS	(409)	(287)	(529)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	826	1,113	1,642

CASH AND CASH EQUIVALENTS, END OF YEAR	$417	$826	$1,113

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(in millions)

Supplemental schedule of noncash investing and financing activities:

During 2012, 2011 and 2010, non-controlling partners converted common operating partnership units (“OP units”) valued at $10 million, $5 million and $15 million, respectively, in exchange for 0.6 million, 0.3 million and 1.2 million shares, respectively, of Host Inc. common stock.

In November 2012, we contributed land with a book value of $11 million and a fair value of $36 million to a joint venture that we entered into with Hyatt Residential Group to develop, sell and operate a vacation ownership project in Maui, Hawaii. We recorded an initial investment of $8 million related to our 67% ownership in the joint venture and a gain of $8 million related to the portion of the land attributable to Hyatt Residential Group’s 33% interest, for which we received cash of $12 million.

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

On April 29, 2011, we acquired a 75% controlling interest in the Hilton Melbourne South Wharf. In connection with the acquisition, we assumed A$80 million ($86 million) of mortgage debt.

On March 17, 2011, we acquired the Manchester Grand Hyatt San Diego, and certain related rights. In connection with the acquisition, Host Hotels & Resorts, L.P. issued approximately 0.3 million OP units valued at approximately $6 million.

On September 2, 2010, we acquired a 90% controlling interest in the W New York, Union Square hotel. In connection with the acquisition, we assumed a $115 million mortgage debt.

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

Host Hotels & Resorts Inc. operates as a self-managed and self-administered real estate investment trust, or REIT, with its operations conducted solely through Host Hotels & Resorts L.P. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc. and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. holds approximately 98.6% of Host L.P.’s partnership interests, or OP units.

Consolidated Portfolio

As of December 31, 2012, our consolidated portfolio of hotels is located in the following countries:

Hotels
United States	104
Australia	1
Brazil	1
Canada	3
Chile	2
Mexico	1
New Zealand	7

Total	119

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (11 hotels, 3,511 rooms) and a 33.4% interest in the second fund (“Euro JV Fund II”) (8 hotels, 2,601 rooms). As of December 31, 2012, the Euro JV hotels are located in the following countries:

Hotels
Belgium	3
France	5
Germany	1
Italy	3
Poland	1
Spain	2
The Netherlands	2
United Kingdom	2

Total	19

Asian Joint Venture

Our joint venture in Asia (“Asia/Pacific JV”), in which we own a 25% non-controlling interest, owns the 278-room Four Points by Sheraton, Perth, in Australia. The Asia/Pacific JV also has a non-controlling interest in a joint venture in India that is investing in seven hotels, totaling approximately 1,750 rooms, two in Bangalore and five that are in various stages of development.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the consolidated accounts of Host Inc., Host L.P. and their subsidiaries and controlled affiliates, including joint ventures and partnerships. We consolidate subsidiaries when we have the ability to direct the activities that most significantly impact the economic performance of the entity. For those partnerships and joint ventures where we are the general partner, we review the rights of the limited partners to determine if those rights would overcome the presumption of control as the general partner. Limited partner rights which would overcome presumption of control by the general partner include the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause and substantive participating rights over activities considered most significant to the business of the partnership or joint venture, primarily voting rights.

We also evaluate our subsidiaries to determine if they are variable interest entities (“VIEs”). Typically, the entity that has the power to direct the activities that most significantly impact economic performance would consolidate the VIE. We consider an entity a VIE if equity investors own an interest therein that does not have the characteristics of a controlling financial interest or if such investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. We review our subsidiaries at least annually to determine if (i) they should be considered VIEs, and (ii) whether we should change our consolidation determination based on changes in the characteristics of these entities.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash includes reserves for debt service, real estate taxes, insurance, furniture, fixtures and equipment replacement, as well as cash collateral and excess cash flow deposits due to mortgage debt agreement restrictions and provisions, and a reserve required for potential legal damages. For purposes of the statements of cash flows, changes in restricted cash caused by changes in required legal reserves are shown as operating activities. Changes in restricted cash caused by using such funds for furniture, fixtures and equipment replacement are shown as investing activities. The remaining changes in restricted cash are the direct result of restrictions under our loan agreements and are reflected in cash flows from financing activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We maintain a furniture, fixtures and equipment replacement fund for renewal and replacement capital expenditures at certain hotels, which generally is funded with 5% of property revenues.

We analyze our consolidated properties for impairment when events or circumstances occur that indicate the carrying value may not be recoverable. We consider a property to be impaired when the sum of the future undiscounted cash flows over our remaining estimated holding period is less than the carrying value of the asset. We test for impairment in several situations, including when a property has a current or projected loss from operations, when it becomes more likely than not that a hotel will be sold before the end of its previously estimated useful life, or when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying value of an asset may not be recoverable. For impaired assets, we record an impairment charge equal to the excess of the asset’s carrying value over its fair value. In the evaluation of the impairment of our assets, we make many assumptions and estimates, including assumptions of the projected cash flows, both from operations and the eventual disposition, the expected useful life and holding period of the asset, the future required capital expenditures and fair values, including consideration of capitalization rates, discount rates and comparable selling prices, as well as available third-party appraisals. During 2012 and 2011, we recognized impairment charges of $60 million on one property, which is included in depreciation and amortization, and $8 million on two properties, which is included in discontinued operations, respectively, based on changes in estimated hold periods.

We perform a similar analysis for our equity method investments for impairment based on the occurrence of triggering events that would indicate that the carrying amount of the investment exceeds its fair value on an other-than-temporary basis. Triggering events can include a decline in distributable cash flows from the investment, a change in the expected useful life or other significant events which would decrease the value of the investment. Our investments primarily consist of joint ventures which own hotel properties; therefore, we generally will have few observable inputs and will determine fair value based on a discounted cash flow analysis of the investment, as well as consideration of the impact of other elements (i.e. control premiums, etc.). If an equity method investment is impaired and that impairment is determined to be other than temporary, a loss is recorded for the difference between the fair value and the carrying value of the investment.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2012, we consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interest-other consolidated partnerships on the consolidated balance sheets and totaled $34 million and $36 million as of December 31, 2012 and 2011, respectively. Three of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at the end of, but not prior to, the finite life. At December 31, 2012 and 2011, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $65 million and $67 million, respectively.

Net income (loss) attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). Net income (loss) attributable to non-controlling interests of third parties is $1 million, $(1) million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Host Inc.’s treatment of the non-controlling interests of Host L.P. Host Inc. adjusts the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying value based on the historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. We have assumed that the redemption value is equivalent to the number of shares issuable upon conversion of the outside OP units (one OP unit may be exchanged for 1.021494 shares of Host Inc. common stock) valued at the market price of Host Inc. common stock at the balance sheet date. Non-controlling interests of Host L.P. are classified in the mezzanine section of the balance sheet as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares. The table below details the historical cost and redemption values for the non-controlling interests:

	As of December 31,
	2012	2011
OP units outstanding (millions)	9.9	10.5
Market price per Host Inc. common share	$15.67	$14.77
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$158	$158
Historical cost (millions)	$96	$102
Book value (millions) (1)	$158	$158

(1)	The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $1 million, $(0.2) million and $(2) million for 2012, 2011 and 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Foreign Currency Translation

As of December 31, 2012, our international operations consist of hotels located in Australia, Brazil, Chile, Canada, Mexico, and New Zealand, as well as investments in the Euro JV and Asia/Pacific JV. The financial statements of these properties and our investments therein are maintained in their functional currency and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the properties and the investments are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

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

Derivative Instruments

We are subject to market exposures in several aspects of our business and may enter into derivative instruments in order to hedge the effect of these market exposures on our operations. Potential market exposures for which we may use derivative instruments to hedge include: (i) changes in the fair value of our international investments due to fluctuations in currency exchange rates, (ii) changes in the fair value of our fixed-rate debt due to changes in the underlying interest rates, and (iii) variability in interest payments due to changes in the underlying interest rate for our floating-rate debt. Prior to entering into the derivative instrument, we evaluate whether the transaction will qualify for hedge accounting and continue to evaluate hedge effectiveness through the life of the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

instrument. Derivative instruments that meet the requirements for hedge accounting are recorded on the balance sheet at fair value, with offsetting changes recorded to net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. We incorporate credit valuation adjustments to reflect, as applicable, our own nonperformance risk or the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative instruments for the effect of nonperformance risk, we have considered the impact of netting any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and accumulated guarantees.

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2012	2011
Gain on forward currency contracts	$5	$11
Loss on interest rate swap cash flow hedges	(4)	(3)
Foreign currency translation	11	(9)

Total accumulated other comprehensive income (loss)	$12	$(1)

During 2012, we recognized a net gain of $2 million that previously had been recognized in other comprehensive income related to two foreign currency denominated subsidiaries that were substantially liquidated during the year.

Revenues

Our results of operations include revenues and expenses of our hotels. Revenues are recognized when the services are provided. Additionally, we collect sales, use, occupancy and similar taxes at our hotels, which we present on a net basis (excluded from revenues) on our statements of operations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	Year ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)
Net income (loss)	$63	$(16)	$(132)
Less: Net (income) loss attributable to non-controlling interests	(2)	1	2

Net income (loss) attributable to Host Inc.	61	(15)	(130)
Less: Dividends on preferred stock	—	—	(4)
Issuance costs of redeemed preferred stock (1)	—	—	(4)

Net income (loss) available to common stockholders	$61	$(15)	$(138)

Diluted income (loss) available to common shareholders	$61	$(15)	$(138)

Basic weighted average shares outstanding	718.2	693.0	656.1

Diluted weighted average shares outstanding (2)	719.6	693.0	656.1

Basic earnings (loss) per common share	$.08	$(.02)	$(.21)

Diluted earnings (loss) per common share	$.08	$(.02)	$(.21)

(1)	Represents the original issuance costs associated with the Class E preferred stock, which stock was redeemed during 2010.
(2)	There are 40 million, 47 million and 53 million potentially dilutive shares for our exchangeable senior debentures and shares granted under comprehensive stock plans which were not included in the computation of diluted EPS as of December 31, 2012, 2011 and 2010, respectively, because to do so would have been anti-dilutive for the period.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year ended December 31,
	2012	2011	2010
	(in millions, except per unit amounts)
Net income (loss)	$63	$(16)	$(132)
Less: Net income (loss) attributable to non-controlling interests	(1)	1	—

Net income (loss) attributable to Host L.P.	62	(15)	(132)
Less: Distributions on preferred units	—	—	(4)
Issuance costs of redeemed preferred units (1)	—	—	(4)

Net income (loss) available to common unitholders	$62	$(15)	$(140)

Diluted income (loss) available to common unitholders	$62	$(15)	$(140)

Basic weighted average units outstanding	713.3	688.9	653.0

Diluted weighted average units outstanding (2)	714.6	688.9	653.0

Basic earnings (loss) per common unit	$.09	$(.02)	$(.21)

Diluted earnings (loss) per common unit	$.09	$(.02)	$(.21)

(1)	Represents the original issuance costs associated with the Class E preferred OP units, which units were redeemed during 2010.
(2)	There are 40 million, 46 million and 51 million potentially dilutive units for our exchangeable senior debentures and for units distributable to Host Inc. for Host Inc. shares granted under comprehensive stock plans which were not included in the computation of diluted earnings per unit as of December 31, 2012, 2011 and 2010, respectively, because to do so would have been anti-dilutive for the period.

Share-Based Payments

At December 31, 2012, Host Inc. maintained two stock-based employee compensation plans. Additionally, in connection with Host Inc.’s conversion to a REIT, Host L.P. assumed the employee obligations of Host Inc. Therefore, upon the issuance of Host’s common stock under the compensation plans, Host L.P. will issue to Host Inc. common OP units of an equivalent value. Accordingly, these liabilities and related disclosures are included in the consolidated financial statements for Host Inc. and Host L.P.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents. We are exposed to credit risk with respect to cash held at various financial institutions, access to our credit facility, and amounts due or payable under our derivative contracts. At December 31, 2012, our exposure risk related to our derivative instruments totaled $14 million and the counterparties to such instruments are investment grade financial institutions. Our credit risk exposure with regard to our cash and the $737 million available under our credit facility is spread among a diversified group of investment grade financial institutions.

Business Combinations

We recognize identifiable assets acquired, liabilities assumed, and non-controlling interests in a business combination at their fair values at the acquisition date based on the exit price (i.e. the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date). Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets. Capital lease obligations that are assumed as part of the acquisition of a leasehold interest are fair valued and included as debt on the accompanying balance sheet and we will record the corresponding capital lease assets. In certain situations, a deferred tax liability is created due to the difference between the fair value and the tax basis of the acquired asset at the acquisition date, which also may result in a goodwill asset being recorded.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

2. Property and Equipment

Property and equipment consists of the following (in millions):

	As of December 31,
	2012	2011
Land and land improvements	$1,996	$1,852
Buildings and leasehold improvements	13,665	13,168
Furniture and equipment	2,227	2,079
Construction in progress	199	196

	18,087	17,295
Less accumulated depreciation and amortization	(6,499)	(5,912)

	$11,588	$11,383

The aggregate cost of real estate for federal income tax purposes is approximately $10.4 billion at December 31, 2012.

3. Investments in Affiliates

We own investments in joint ventures that are accounted for under the equity method of accounting. The debt of the Euro JV and Asia/Pacific JV is non-recourse to, and not guaranteed by, us. The debt of the Maui JV and Hyatt Place JV is jointly and severally guaranteed by the partners of the joint ventures. Investments in affiliates consist of the following (in millions):

	As of December 31, 2012
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Assets
Euro JV	32.1%—33.4%	$305	$443	$1,360	Nineteen hotels in Europe
Asia/Pacific JV	25%	22	11	44	One hotel in Australia and a 36% interest in two operating hotels and five hotels under development in India
Maui JV	67%	15	7	10	131-unit vacation ownership project in Maui, Hawaii
Hyatt Place JV	50%	5	—	—	One hotel in Nashville, Tennessee

Total		$347	$461	$1,414

	As of December 31, 2011
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Assets
Euro JV	32.1%—33.4%	$182	$328	$1,018	Thirteen hotels in Europe
Asia/Pacific JV	25%	15	—	—	36% interest in the development of seven hotels in India

Total		$197	$328	$1,018

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

European Joint Venture

We have general and limited partner interests in the Euro JV that consists of two separate funds with APG Strategic Real Estate Pool NV, an affiliate of a Dutch Pension Fund, and Jasmine Hotels Pte Ltd, an affiliate of the real estate investment company of the Government of Singapore Investment Corporation Pte Ltd (“GIC RE”).We have a combined 32.1% ownership interest in Euro JV Fund I and a combined 33.4% interest in Euro JV Fund II. We do not consolidate the Euro JV due to the ownership structure and substantive participating rights of the non-Host limited partners, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditure budgets. The joint venture agreement expires in 2021, subject to two one-year extensions. As of December 31, 2012, the total assets of the Euro JV are approximately €1.8 billion ($2.4 billion). As general partner, we earn a management fee based on the amount of equity commitments and equity invested. In 2012, 2011 and 2010, we recorded approximately $13 million, $11 million and $5 million of management fees, respectively.

As of December 31, 2012, the partners have funded approximately €517 million, or 96%, of the total equity commitment for Euro JV Fund I and €323 million, or 72%, of the total equity commitment for Euro JV Fund II. The partners expect to utilize the remaining equity commitment for Euro JV Fund I for capital expenditures and financing needs.

On November 30, 2012, Euro JV Fund II acquired five hotels from Whitehall Street Global Real Estate Limited Partnership 2005 comprising 1,733 rooms in two cities (Paris and Amsterdam) for approximately €440 million ($572 million), plus the acquisition of the related FF&E replacement fund of €10 million ($13 million), and entered into a €250 million ($325 million) loan secured by the properties with an interest rate of approximately 4.4%. The loan is non-recourse to Host. The Euro JV also recorded approximately €8 million ($10 million) for acquisition costs related to this transaction. We contributed approximately €70 million ($90 million) in connection with this acquisition of which approximately €62 million ($80 million) was from proceeds from our investment in a mortgage loan that we acquired for € 40 million ($55 million) in 2010.

On July 26, 2012, the Euro JV Fund II acquired the 192-room Le Méridien Grand Hotel in Nuremberg, Germany, for approximately €30 million ($37 million) plus €1 million ($1 million) in acquisition costs. We contributed approximately €10 million ($13 million) in connection with this acquisition.

The Euro JV has €1,031 million of mortgage debt, including debt incurred in its recent acquisitions, all of which is non-recourse to us. A default of the Euro JV mortgage debt does not trigger a default under any of our debt. The operating performance of a portfolio of six properties located in Spain, Italy, Poland and the United Kingdom that secures €338 million of mortgage loans due in 2013 is below levels required by certain debt covenants, which have triggered covenant defaults and cash sweeps under the loans. These loans are cross-collateralized, meaning that a default under one loan could trigger a default on the loans for the other five properties. The lenders have granted the Euro JV a waiver of the defaults and are currently discussing the terms of a multi-year extension of the maturity of this debt. We expect that lenders will require more stringent financial covenants, interest rates with higher basis point spreads over LIBOR, and lower loan-to-value ratios. These requirements, upon a refinancing or a debt extension transaction, likely will require a partial principal reduction via an equity contribution from the partners of the Euro JV, including Host, that will exceed the remaining commitment of the Euro JV Fund I partners. No assurances can be made that we will be successful in refinancing this debt or that the partners will agree to increase their commitment. Based on our ownership interest in the Euro JV, our portion of the loans is €108 million. A covenant default was also triggered under a mortgage loan secured by three properties in Brussels totaling €70.3 million that is due in 2014; however, the Euro JV reached an agreement with the lender to waive the covenants through maturity.

We have entered into five foreign currency forward sale contracts in order to hedge the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. The forward purchases will occur between February 2013 and September 2015. We have hedged €127 million (approximately $174 million) of our investment through these contracts and designated draws under our credit facility in Euros. During 2012 and 2011, we recorded a loss of $4 million and a gain of $2 million, respectively, related to the change in fair value of the forward sale contracts and currency translation of our designated draws in other comprehensive income (loss), including a loss of $2 million in 2012 related to designated draws of euros under our credit facility. The current

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

value of the forward contracts of $5 million is included in other assets in the accompanying balance sheet. The derivatives are considered a hedge of the foreign currency exposure of a net investment in a foreign operation, and, in accordance with applicable hedge accounting guidance, are marked-to-market with changes in fair value recorded in other comprehensive income (loss).

Asian Joint Venture

We own a 25% general and limited partner interest in the Asia/Pacific JV with RECO Hotels JV Private Limited, an affiliate of GIC RE. The initial term of the Asia/Pacific JV expires in March of 2015. Due to the ownership structure and the substantive participating rights of the non-Host limited partner, including approval over financing, acquisitions and dispositions, and annual operating and capital expenditure budgets, the Asia/Pacific JV is not consolidated in our financial statements. The commitment period for the equity contributions to the joint venture expired in March of 2012. As a result, unanimous approval of the joint-holding companies is necessary to fund additional acquisitions. Certain funding commitments remain, however, related to existing investments.

As of December 31, 2012, the Asia/Pacific JV partners have invested approximately $65 million (of which our share was $16 million) in a joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which the Asia/Pacific JV holds a 36% interest. This joint venture owns two hotels in Bangalore and is developing five properties in Chennai and Delhi. The hotels will be managed by Accor under the Pullman, ibis and Novotel brands. We have committed to invest an additional $5 million in this joint venture.

On March 6, 2012, the Asia/Pacific JV acquired the 278-room Citigate Perth in Australia for A$61 million ($64 million) and invested an additional A$17 million ($18 million) to upgrade and rebrand the hotel as a Four Points by Sheraton. We contributed A$10 million ($11 million) to the Asia/Pacific JV in connection with this acquisition. On August 10, 2012, the Asia/Pacific JV entered into a A$30.5 million ($32 million) mortgage loan secured by the Four Points by Sheraton, Perth, Australia. We received a portion of the proceeds, which we used to repay A$8 million ($8 million) outstanding under the revolver portion of our credit facility.

Other Investments

Maui Joint Venture. On November 9, 2012, we entered into a joint venture with Hyatt Residential Group (the “Maui JV”) to develop, sell and operate a 131-unit vacation ownership project in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa. We have a 67% ownership interest in the Maui JV, which is a non-controlling interest as a result of the significant economic rights held by the Hyatt member, who also is the managing member. The joint venture has secured the $110 million construction loan which the partners have jointly and severally guaranteed. As of December 31, 2012, we have contributed land valued at $36 million and approximately $8 million in pre-formation expenditures. As of December 31, 2012, the book value of our investment in the Maui JV is $15 million, which represents our portion of the historical cost basis of the land plus the pre-formation expenditures. During 2012, we recognized a gain on the sale of the land to the Maui JV of $8 million. Construction has begun and the project is expected to open in late 2014.

Hyatt Place Joint Venture. In May 2012, we entered into a 50/50 joint venture agreement with White Lodging Services to develop the 255-room Hyatt Place in Nashville, Tennessee for approximately $46 million, including the purchase of the land. The joint venture has secured a $34.8 million construction loan for the development, but has made no draw as of December 31, 2012. The partners have jointly and severally guaranteed the loan. We have funded approximately $5 million. Due to the significant control rights of our partner, who also is the managing member, we do not consolidate the joint venture.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Combined Financial Information of Unconsolidated Investees

Combined summarized balance sheet information for our affiliates follows (in millions):

	As of December 31,
	2012	2011
Property and equipment, net	$2,289	$1,506
Other assets	312	205

Total assets	$2,601	$1,711

Debt	$1,414	$1,018
Other liabilities	164	109
Equity	1,023	584

Total liabilities and equity	$2,601	$1,711

Combined summarized operating results for our affiliates follows (in millions):

	Year ended December 31,
	2012	2011	2010
Total revenues	$428	$381	$291
Operating expenses
Expenses	(346)	(294)	(218)
Depreciation and amortization	(56)	(46)	(41)

Operating profit	26	41	32
Interest expense	(43)	(43)	(44)

Net loss	$(17)	$(2)	$(12)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

4. Debt

Debt consists of the following (in millions):

	As of December 31,
	2012	2011
Series O senior notes, with a rate of 6 3/8% due March 2015	$—	$650
Series Q senior notes, with a rate of 6 3/4% due June 2016	550	800
Series S senior notes, with a rate of 6 7/8% due November 2014	—	498
Series T senior notes, with a rate of 9% due May 2017	391	390
Series V senior notes, with a rate of 6% due November 2020	500	500
Series X senior notes, with a rate of 5 7/8% due June 2019	497	496
Series Z senior notes, with a rate of 6% due October 2021	300	300
Series B senior notes, with a rate of 5 1/4% due March 2022	350	—
Series C senior notes, with a rate of 4 3/4% due March 2023	450	—
2004 Exchangeable Senior Debentures, with a rate of 3 1/4% due April 2024	175	175
2007 Exchangeable Senior Debentures, with a rate of 2 5/8% due April 2027	—	385
2009 Exchangeable Senior Debentures, with a rate of 2 1/2% due October 2029	356	342
Senior notes, with rate of 10.0% due May 2012	—	7

Total senior notes	3,569	4,543
Credit facility revolver	263	117
Credit facility term loan due July 2017	500	—
Mortgage debt (non-recourse) with an average interest rate of 4.5% and 5.0% at December 31, 2012 and 2011, maturing through November 2016	993	1,006
Other	86	87

Total debt	$5,411	$5,753

Senior Notes

General. Under the terms of our senior notes indenture, which includes our Exchangeable Senior Debentures, our senior notes are equal in right of payment with all of our unsubordinated indebtedness and senior to all of our subordinated obligations. The face amount of our senior notes as of December 31, 2012 and 2011 was $3.6 billion and $4.6 billion, respectively. The senior notes balance as of December 31, 2012 and 2011 includes discounts of approximately $56 million and $77 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness and pay dividends is subject to restrictions and the satisfaction of various conditions. As of December 31, 2012, we are in compliance with all of these covenants.

We completed the following senior notes transactions during 2012 and 2011:

•	On December 31, 2012, we redeemed $100 million of 6 3/4% Series Q senior notes due 2016 for a redemption price of $102 million.

•

On August 9, 2012, we issued $450 million of 4 3/4% Series C senior notes due 2023 for net proceeds of approximately $443 million. On September 5, 2012, a portion of the proceeds were used to redeem the $250 million of 6 3/8% Series O senior notes due 2015 for a redemption price of $253 million and $150 million of 6 3/4% Series Q senior notes due 2016 for a redemption price of $153 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

•	On August 27, 2012, we redeemed $400 million of our 6 3/8% Series O senior notes due 2015 with proceeds from our credit facility term loan at a redemption price of $404 million.

•

On April 16, 2012, the holders of $386 million face amount of 2 5/8% exchangeable senior debentures due 2027 (the “2007 Debentures”) exercised their option to require us to repurchase their debentures at par. We redeemed the remaining $2 million in October 2012.

•

On April 13, 2012, we redeemed $250 million of our 6 7/8% Series S senior notes due in 2014, and on May 29, 2012, we redeemed the remaining $250 million Series S notes for a total redemption price of $508 million.

•

On March 22, 2012, we issued $350 million 5 1/4% Series A senior notes due 2022. Net proceeds of the offering of approximately $344 million, and available cash, were used to repay the $113 million loan with a 7.5% interest rate secured by the JW Marriott, Washington, D.C. on April 2, 2012, and to redeem $250 million of our 6 7/8% Series S senior notes, as noted above. The Series A senior notes were exchanged for Series B senior notes in October 2012. The terms are substantially identical in all respects, except that the new series are registered under the Securities Act of 1933 and are, therefore, freely transferable by the holders.

•

In November of 2011, we issued $300 million of 6% Series Y senior notes due October of 2021. We received proceeds from the issuance of approximately $295 million, net of underwriting fees and expenses. The Series Y senior notes were exchanged for Series Z senior notes in June 2012.

•

In December and August of 2011, we repurchased a total of $138 million face amount of the 2007 Debentures, with a carrying value of $134 million, and recorded a loss of approximately $5 million on the transaction.

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

Exchangeable Debentures. As of December 31, 2012, we have two issuances of exchangeable senior debentures outstanding: $400 million of 2 1/2% debentures that were issued on December 22, 2009 and $175 million of 3 1/4% debentures that were issued on March 16, 2004, collectively, the “Debentures.” The Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the Debentures at a price equal to 100% of the principal amount outstanding, plus accrued interest (the “put option”), on certain dates subsequent to their respective issuances. Holders of the Debentures also have the right to exchange the Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 120% (for the 2004 Debentures) or 130% (for the 2009 Debentures) of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or at any time up to two days prior to the date on which the Debentures have been called for redemption. We can redeem for cash all, or a portion, of any of the Debentures at any time subsequent to each of their respective redemption dates at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2004 Debentures would be exchanged for Host Inc.’s common stock and the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash or a combination thereof, at our option. Based on Host Inc.’s stock price at December 31, 2012, the 2004 Debentures and 2009 Debentures’ if-converted value would exceed the outstanding principal amount by $10 million and $57 million, respectively. Currently, none of the Debentures are exchangeable by holders.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details our outstanding Debentures:

	As of December 31, 2012
	Maturity date	Next put option date	Redemption date	Outstanding principal amount	Current exchange rate for each $1,000 of principal	Current equivalent exchange price	Exchangeable share equivalents
				(in millions)	(in shares)		(in shares)
2009 Debentures	10/15/2029	10/15/2015	10/20/2015	$400	72.8701	$13.72	29.1 million
2004 Debentures	4/15/2024	4/15/2014	4/19/2009	175	67.4215	$14.83	11.8 million

Total				$575

We account separately for the liability and equity components of our Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, for the Debentures, we record the liability components thereof at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense over the expected life of the debt; however, there is no effect of this discount on our cash interest payments. We measured the fair value of the debt components of the 2009 Debentures and the 2004 Debentures at issuance based on effective interest rates of 6.9% and 6.8%, respectively. As a result, we attributed $158 million of the aggregate proceeds received to the conversion feature of the Debentures. This amount represents the excess proceeds received over the fair value of the debt at the date of issuance and is included in Host Inc.’s additional paid-in capital and Host L.P.’s capital on the consolidated balance sheets. The following table details the initial allocations between the debt and equity components of the Debentures, net of the original issue discounts, based on the effective interest rate at the time of issuance, as well as the debt balances (in millions):

				As of December 31, 2012
	Initial Face Amount	Initial Debt Value	Initial Equity Value	Face Amount Outstanding	Debt Carrying Value	Unamortized Discount
2009 Debentures	$400	$316	$82	$400	$356	$44
2004 Debentures	500	413	76	175	175	—

Total	$900	$729	$158	$575	$531	$44

Interest expense recorded for the Debentures consists of the following (including interest expense for our 2007 Debentures that were redeemed in 2012) (in millions):

	Year ended December 31,
	2012	2011	2010
Contractual interest expense (cash)	$19	$31	$34
Non-cash interest expense due to discount amortization	17	31	32

Total interest expense	$36	$62	$66

Losses on the repurchased debentures are recorded in interest expense in the consolidated financial statements. We evaluated the fair value of the repurchased debentures based on the fair value of the cash flows at the date of the repurchase, discounted at risk adjusted rates. Based on this calculation, the fair value of our repurchased debentures generally has been greater than the conversion price; therefore, substantially all of the repurchase price was allocated to the debt portion of the debentures.

Authorization for Senior Notes and Exchangeable Senior Debentures Repurchase. Host Inc.’s Board of Directors had authorized repurchases of up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). Any further redemption of the 2004 Debentures will not reduce the $500 million of Board authority noted above to repurchase other debt securities. On February 6, 2013, the Board reauthorized repurchases of up to $500 million of debt and terminated the previous authorization.

Credit Facility. On November 22, 2011, we entered into a new senior revolving credit facility with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and certain other

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

agents and lenders. The amounts outstanding under the prior credit facility were transferred and remain outstanding. Based on our draws at December 31, 2012, we have $737 million of available capacity under our credit facility. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1 billion, including a foreign currency subfacility for Canadian dollars, Australian dollars, New Zealand dollars, Japanese yen, Euros and British pound sterling of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of New Zealand dollar borrowings. The credit facility also provides a subfacility of up to $100 million for swingline borrowings and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to increase the aggregate principal amount of the credit facility by up to $500 million, subject to obtaining additional loan commitments and satisfaction of certain conditions. The credit facility has an initial scheduled maturity date of November 2015, with an option for Host L.P. to extend the term for one additional year, subject to certain conditions, including the payment of an extension fee.

We had the following transactions under this credit facility during 2012 (draws used for bridge financing to facilitate transactions are not included in the below discussion):

•	We drew $100 million in net proceeds on the revolver portion of our credit facility to facilitate the acquisition of the Grand Hyatt Washington.

•

We drew $42 million in net proceeds, in various currencies, including the Euro, Canadian dollars and Australian dollars, on the revolver portion of our credit facility, primarily to facilitate acquisitions through investments in our joint ventures.

•

On July 25, 2012, we entered into a $500 million term loan (“Term Loan”) through an amendment of our credit facility. The Term Loan has a five-year maturity and a floating interest rate of LIBOR plus 180 basis points based on our leverage ratio, as defined in our credit facility, at December 31, 2012 (or approximately a 2.0% all-in interest rate).

Under the previous senior revolving credit facility, we had the following transactions during 2011:

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

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). Currently, we are permitted to borrow and maintain amounts outstanding under the credit facility so long as our leverage ratio is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. The financial covenants for the credit facility do not apply when there are no borrowings under the credit facility. Therefore, so long as there are no amounts outstanding, we would not be in default if we do not satisfy the financial covenants and we do not lose the potential to draw under the credit facility in the future if we were to regain compliance with the financial covenants. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at acquisition of a loan in order to establish the debt at fair value and non-cash interest expense due to the implementation in 2009 of accounting standards related to our exchangeable debentures, all of which are included in interest expense on our consolidated statement of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2012, we are in compliance with the financial covenants under our credit facility.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Collateral and Guarantees. The credit facility initially does not include any subsidiary guarantees or pledges of equity interests in our subsidiaries, and the guarantees and pledges are required only in the event that Host L.P.’s leverage ratio exceeds 6.0x for two consecutive fiscal quarters at a time that Host L.P. does not have an investment grade long-term unsecured debt rating. In the event that such guarantee and pledge requirement is triggered, the guarantees and pledges ratably would benefit the credit facility, as well as the notes outstanding under Host L.P.’s senior notes indenture, interest rate and currency hedges and certain other hedging and bank product arrangements with lenders that are parties to the credit facility. Even when triggered, the guarantees and pledges only would be required by certain U.S. and Canadian subsidiaries of Host L.P. and a substantial portion of our subsidiaries would provide neither guarantees nor pledges of equity interests. As of December 31, 2012, our leverage ratio was 4.2x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin (i) ranging from 175 to 275 basis points (depending on Host L.P.’s consolidated leverage ratio), or (ii) following the date on which Host L.P.’s long-term unsecured debt rating is investment grade and Host L.P. elects ratings-based pricing, ranging from 100 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on our leverage ratio at December 31, 2012 of 4.2x, we would be able to borrow at a rate of LIBOR plus 200 basis points. While we are using leverage-based pricing, to the extent that amounts under the credit facility remain unused, we pay a quarterly commitment fee on the unused portion of the loan commitment of 25 to 35 basis points, depending on our average revolver usage during the applicable period. Upon attainment of an investment grade unsecured debt rating and our election of ratings-based pricing, in lieu of paying an unused commitment fee, we would instead pay a facility fee ranging from 15 basis points to 40 basis points, depending on our rating and regardless of usage. The interest rate margin on the Term Loan can range from 165 to 265 basis points (depending on Host L.P.’s consolidated leverage ratio) or, under certain circumstances, in the event that Host L.P.’s long-term unsecured debt rating is investment grade, from 115 to 200 basis points.

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

Mortgage Debt

All of our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2012, we have 14 assets that are secured by mortgage debt, with an average interest rate of 4.5%, that mature between 2013 and 2016. Interest is payable monthly. As of December 31, 2012, we are in compliance with the covenants under all of our mortgage debt obligations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We had the following mortgage debt issuances and repayments since January 2011:

Transaction Date	Property	Rate	Maturity Date	Amount
				(in millions)
Issuances/Assumptions
June 2012	Hyatt Regency Reston (1)	3.3%	7/1/2016	$100
November 2011	Hilton Melbourne South Wharf (2)	6.4%	11/23/2016	79
February 2011	New Zealand Hotel Portfolio (3)	6.6%	2/18/2016	80
Repayments/Transfer
April 2012	JW Marriott, Washington, D.C. (4)	7.5%	4/2/2013	(113)
June 2011	Le Méridien Piccadilly (5)	1.99%	1/20/2012	(52)
March 2011	Four Canadian properties	5.2%	3/1/2011	(132)

(1)	The floating interest rate is equal to 1-month LIBOR plus 310 basis points. The rate shown reflects the rate in effect at December 31, 2012. We have the option to extend the maturity for one year, subject to certain conditions.
(2)	The floating interest rate is equal to the 3-month BBSY plus 230 basis points. In addition, we entered into separate swap agreements that fix 75% of the loan at an all-in rate of 6.7% and cap the remaining 25% at an all-in interest rate of 9.9%. The rate shown reflects the rate in effect at December 31, 2012.
(3)	The floating interest rate is equal to the 3-month New Zealand Bank Bill Rate plus 120 basis points plus an additional commitment fee of 120 basis points per annum. In addition, we entered into a swap agreement that fixes 75% of the loan at an all-in rate of 7.15%. The rate shown reflects the rate in effect at December 31, 2012.
(4)	We prepaid the mortgage including an exit fee of $1 million.
(5)	In connection with the transfer of Le Méridien Piccadilly to the Euro JV, we transferred the associated mortgage. This floating rate mortgage is based on LIBOR plus 118 basis points and reflects the rate in effect at the time of transfer. The mortgage loan had been assumed at acquisition of the property in June 2010.

Aggregate Debt Maturities

Aggregate debt maturities are as follows (in millions):

As of December 31, 2012
2013	$278
2014	642
2015	675
2016	822
2017	940
Thereafter	2,100

5,457
Unamortized (discounts) premiums, net	(55)
Fair value hedge adjustment	8
Capital lease obligations	1

$5,411

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Interest

The following items are included in interest expense (in millions):

	Year ended December 31,
	2012(1)	2011(1)	2010(1)
Interest expense	$373	$371	$383
Interest expense for discontinued operations	—	—	1
Amortization of debt premiums/discounts, net (2)	(18)	(32)	(34)
Amortization of deferred financing costs	(12)	(11)	(12)
Non-cash gains/(losses) on debt extinguishments	(9)	(4)	(1)
Change in accrued interest	4	(4)	10

Interest paid (3)	$338	$320	$347

(1)	Interest expense and interest paid for 2012, 2011 and 2010 includes cash prepayment premiums of approximately $21 million, $5 million and $20 million, respectively.
(2)	Primarily represents the amortization of the debt discount on our Debentures, which is non-cash interest expense.
(3)	Does not include capitalized interest of $6 million, $4 million and $3 million during 2012, 2011 and 2010, respectively.

Our debt repayments resulted in debt extinguishment costs included in interest expense for 2012, 2011 and 2010 of $30 million, $9 million and $21 million, respectively.

Amortization of property and equipment under capital leases totaled $1 million, $3 million and $1 million for 2012, 2011 and 2010, respectively, and is included in depreciation and amortization on the accompanying consolidated statements of operations.

5. Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 724.6 million and 705.1 million were outstanding as of December 31, 2012 and 2011, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares were outstanding as of December 31, 2012 and 2011.

Capital of Host L.P.

As of December 31, 2012, Host Inc. is the owner of approximately 98.6% of Host L.P.’s common OP units. The remaining 1.4% of Host L.P.’s common OP units are held by various unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In exchange for any shares issued by Host Inc., Host L.P. will issue OP units based on the same conversion ratio. As of December 31, 2012 and 2011, Host L.P. has 719.2 million and 700.7 million OP units outstanding, respectively, of which Host Inc. held 709.4 million and 690.3 million, respectively.

Issuances of Common Stock and Common OP Units

During 2012, Host Inc. issued 17.5 million shares of common stock, at an average price of $15.67 per share, for net proceeds of approximately $271 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. In connection with the common stock issuance, Host L.P. issued 17.1 million common OP units. There is approximately $300 million of issuance capacity remaining under the current agreement.

In 2011, Host Inc. issued 19.1 million shares of common stock, at an average price of $17.09 per share, for net proceeds of approximately $323 million under the same at-the-market programs. During June 2011, $134 million of the 2004 Debentures were exchanged for shares of Host Inc. common stock, totaling approximately 8.8 million shares. In connection with the common stock issued and the debentures exchanged for Host Inc. common stock, Host L.P. issued 18.7 million and 8.6 million common OP units, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

All dividends that were taxable to our stockholders in 2012 and 2011 were considered 100% ordinary income. None of such dividends was considered qualified dividends subject to a reduced tax rate. The table below presents the amount of common and preferred dividends declared per share and common and preferred distributions per unit as follows:

	Year ended December 31,
	2012	2011	2010
Common stock	$.30	$.14	$.04
Class E preferred stock 8 7/8%	—	—	.555
Common OP units	.306	.143	.041
Class E preferred OP units 8 7/8%	—	—	.555

On February 19, 2013, Host Inc.’s Board of Directors authorized a regular quarterly cash dividend of $0.10 per share on Host Inc.’s common stock. The dividend is payable on April 15, 2013 to stockholders of record on March 28, 2013.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Total deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2012	2011
Deferred tax assets	$185	$172
Less: Valuation allowance	(63)	(47)

Subtotal	122	125
Deferred tax liabilities	(32)	(24)

Net deferred tax asset	$90	$101

We have recorded a 100% valuation allowance of approximately $47 million against the deferred tax asset related to the net operating loss and asset tax credit carryovers as of December 31, 2012 with respect to our hotel in Mexico. There is a $4 million valuation allowance against the deferred tax asset related to the net operating loss and capital loss carryovers as of December 31, 2012 with respect to our hotels in Canada. There is a $2 million valuation allowance related to the net operating loss incurred by our office in Rio de Janeiro. Finally, there is a $10 million valuation allowance against the deferred tax asset related to the net operating loss carryovers as of December 31, 2012 with respect to certain of our U.S. taxable REIT subsidiaries that act as lessee pursuant to the HPT leases. We expect that the remaining net operating loss and alternative minimum tax credit carryovers for U.S. federal income tax purposes will be realized. The net increase in the valuation allowance for the year ending December 31, 2012 and December 31, 2011 is approximately $16 million and $3 million, respectively. The primary components of our net deferred tax asset are as follows (in millions):

	As of December 31,
	2012	2011
Accrued related party interest	$17	$15
Net operating loss and capital loss carryovers	102	99
Alternative minimum tax credits	4	4
Property and equipment	(19)	(18)
Investments in domestic and foreign affiliates	(4)	(3)
Derivatives	2	1
Deferred revenue and other	51	50

Subtotal	153	148
Less: Valuation allowance	(63)	(47)

Net deferred tax asset	$90	$101

At December 31, 2012, we have aggregate gross domestic and foreign net operating loss, capital loss and tax credit carryovers of approximately $296 million. We have deferred tax assets related to these loss and tax credit carryovers of approximately $102 million, with a valuation allowance of approximately $63 million. Our net operating loss carryovers expire through 2031, and our foreign capital loss carryovers have no expiration period. Our domestic alternative minimum tax credits have no expiration period and our foreign asset tax credits expire through 2017.

Our U.S. and foreign income (loss) from continuing operations before income taxes was as follows (in millions):

	Year ended December 31,
	2012	2011	2010
U.S. income (loss)	$2	$(39)	$(174)
Foreign income	42	28	16

Total	$44	$(11)	$(158)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The provision (benefit) for income taxes for continuing operations consists of (in millions):

	Year ended December 31,
	2012	2011	2010
Current — Federal	$3	$1	$—
— State	1	1	1
— Foreign	10	8	4

	14	10	5

Deferred — Federal	11	(11)	(31)
— State	1	(2)	(6)
— Foreign	5	2	1

	17	(11)	(36)

Income tax provision (benefit) – continuing operations	$31	$(1)	$(31)

The total provision (benefit) for income taxes, including the amounts associated with discontinued operations, was $32 million, ($2) million, and ($32) million, in 2012, 2011, and 2010, respectively.

The differences between the income tax benefit calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax benefit recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Statutory federal income tax provision (benefit) – continuing operations	$15	$(4)	$(55)
Adjustment for nontaxable (income) loss of Host Inc. – continuing operations	(3)	(6)	24
State income tax provision (benefit), net	2	(1)	(5)
Provision for uncertain tax positions	2	—	—
Foreign income tax provision	15	10	5

Income tax provision (benefit) – continuing operations	$31	$(1)	$(31)

Cash paid for income taxes, net of refunds received, was $12 million, $8 million, and $4 million in 2012, 2011, and 2010, respectively.

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2012	2011
Balance at January 1	$5	$5
Reduction due to expiration of certain statutes of limitation	(4)	—
Other increases (decreases)	2	—

Balance at December 31	$3	$5

All of such amount, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory U.S. federal income tax rate of 35% and the actual income tax provision (benefit) recorded each year.

We expect an increase to the balance of unrecognized tax benefits within 12 months of the reporting date of approximately $3 million. As of December 31, 2012, the tax years that remain subject to examination by major tax jurisdictions generally include 2009-2012.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We recognize accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses, none of which was material for the years ended December 31, 2012, 2011 and 2010.

7. Leases

Taxable REIT Subsidiaries Leases

We lease substantially all of our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to federal income tax restrictions on a REIT’s ability to derive revenue directly from the operation and management of a hotel.

Vornado Lease

On July 30, 2012, we leased the retail and signage components of the New York Marriott Marquis to Vornado Realty Trust (“Vornado”). Vornado will redevelop and expand the existing retail space and a portion of the parking garage into a high-end retail space, as well as create a six-story, block front, LED signage. The lease has a 20-year term and, over the term of the lease, each party has options that, if exercised, would result in ownership of the retail space being conveyed to Vornado at a price based on the future cash flow of the leased property. Minimum rental revenue is recognized on a straight-line basis over the term of the lease. The future minimum rental revenue under the non-cancelable lease is $12.5 million on an annual basis. Percentage rent is accrued when the specified income targets have been met.

In conjunction with the lease transaction, we amended the hotel management agreement and recorded a $62 million liability based on the estimated fair value of the future payment obligations thereunder related to the amendment and a corresponding asset for the deferred lease costs. The payment obligation is amortized using the effective interest method through the fully-extended term of the management agreement. The deferred lease costs are amortized on a straight-line basis based on the non-cancelable term of the lease.

Ground Leases

As of December 31, 2012, all or a portion of 38 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. For lease agreements with scheduled rent increases, we recognize the lease expense ratably over the term of the lease. Certain of these leases contain provisions for the payment of contingent rentals based on a percentage of sales in excess of stipulated amounts. Additionally, the rental payments under one lease are based on real estate tax assessments.

Hospitality Properties Trust

We owned a leasehold interest in 53 Courtyard by Marriott and 18 Residence Inn by Marriott properties, which properties were sold to Hospitality Properties Trust (“HPT”) and leased back to us in 1995 and 1996. In connection with our conversion to a REIT, we entered into subleases with a subsidiary of Barceló Crestline Corporation (“Barceló”) for these properties and Barceló guaranteed rent payments to HPT as part of the sublease. In June 2010, HPT sent notices of default because the subtenants failed to meet certain net worth covenants, which failure would have triggered an event of default by us under the leases between us and HPT. As a result, we terminated the subleases effective July 6, 2010 and resumed acting as owner under the management agreements. Effective upon termination of the subleases, we recorded the operations of the hotels as opposed to rental income. On December 30, 2011, we entered into a settlement with Barceló, related to the termination of the subleases, which resulted in an additional $7 million of income being recorded in 2011 to compensate us for a portion of our operating losses subsequent to the sublease termination.

We terminated the master lease with HPT on the 18 Residence Inn properties effective December 31, 2010 and received $17.2 million of deferred proceeds related to the initial sale and additional amounts held in the tenant collection account. We terminated the lease on the 53 Courtyard by Marriott properties effective December 31, 2012. At the expiration of the lease in 2012, HPT paid us deferred proceeds related to the initial sale of approximately $51 million. Approximately $11 million related to tenant collections accounts and $5 million for working capital were received in 2013.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Lease Information

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $21 million as of December 31, 2012. However, management considers the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes those entered into by our hotels for various types of equipment, such as computer equipment, vehicles and telephone systems. Equipment leases are accounted for either as operating or capital leases, depending on the characteristics of the particular lease arrangement. Equipment leases that are characterized as capital leases are classified as furniture and equipment and are depreciated over the life of the lease. The amortization charge applicable to capitalized leases is included in depreciation expense.

The following table presents the future minimum annual rental commitments required under non-cancelable leases for which we are the lessee (in millions):

	As of December 31, 2012
	Capital Leases	Operating Leases
2013	$1	$46
2014	—	45
2015	—	42
2016	—	42
2017	—	42
Thereafter	—	1,450

Total minimum lease payments	$1	$1,667

Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $4 million that are payable to us under non-cancelable subleases.

Rent expense is included in other property-level expenses on our consolidated statements of operations and consists of (in millions):

	Year ended December 31,
	2012	2011	2010
Minimum rentals on operating leases	$117	$114	$128
Additional rentals based on sales	31	26	19
Rental payments based on real estate tax assessments	23	22	21
Less: sublease rentals	(3)	(3)	(44)

	$168	$159	$124

8. Employee Stock Plans

Upon the issuance of Host Inc.’s common stock under either of the two stock-based compensation plans described below, Host L.P. will issue to Host Inc. common OP units of an equivalent value. Accordingly, these liabilities and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2009 Comprehensive Plan”), under which Host Inc. may award to participating employees restricted stock awards of Host Inc.’s common stock and options to purchase our common stock and the Employee Stock Purchase Plan (“ESPP”). At December 31, 2012, there were approximately 19 million shares of Host Inc.’s common stock reserved and available for issuance under the 2009 Comprehensive Plan.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

We recognize costs resulting from share-based payments in our financial statements over their vesting periods. No compensation cost is recognized for awards for which employees do not render the requisite services. We classify share-based payment awards granted in exchange for employee services as either equity or liability awards. Equity awards are measured based on their fair value as of the date of grant. In contrast, liability classified awards are re-measured to fair value each reporting period.

During 2012, 2011 and 2010, we recorded stock-based compensation expense of approximately $16 million, $19 million and $40 million, respectively. Shares granted in 2012, 2011 and 2010 totaled 1.8 million, 0.2 million and 0.4 million, respectively, while 0.9 million, 1.5 million and 2.6 million, respectively, vested during those years.

Senior Executive Plan

During 2012, Host Inc. granted 1.6 million shares of restricted stock awards and 0.2 million shares of stock option awards to senior executives (the “2012 Senior Executive Plan”). The restricted stock awards and stock option awards vest on an annual basis; therefore, no awards were outstanding at December 31, 2012.

Restricted stock awards

Vesting of restricted stock awards is based on (1) the achievement of relative total shareholder return (“TSR”) and (2) the personal performance attributable to specific management business objectives. Approximately 50% of the restricted stock awards are based on the satisfaction of the TSR compared to (i) the NAREIT index, (ii) the Standards & Poor index and (iii) a Selected Lodging Company index that serves as a relevant industry/asset specific measurement to our competitors, with the remaining 50% based on the achievement of management business objectives. Restricted stock awards granted to U.S. senior executives are classified as liability awards, due to settlement features that allow the recipient to have a percentage of the restricted stock awards withheld to meet tax requirements in excess of the statutory minimum withholding requirements. The fair value of these shares is adjusted at each balance sheet date and, at year end, is equal to the number of shares earned during the year at the December 31, 2012 stock price. Of the awards granted in 2012, 92% were classified as liability awards. In contrast, restricted stock awards granted to senior executives operating out of our international offices do not have this settlement feature and are considered equity awards. The fair value of these equity awards is based on the fair value on the grant date, and is not adjusted for subsequent movements in fair values.

During 2012, 2011 and 2010, we recorded compensation expense of approximately $12 million, $15 million and $36 million, respectively, related to the restricted stock awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2012:

	Year ended December 31, 2012
	2012		2011		2010
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	—	$—	3.7	$11	5.6	$7
Granted	1.6	14	0.1	17	0.3	17
Vested (1)	(0.6)	16	(1.3)	15	(1.9)	18
Forfeited/expired	(1.0)	16	(2.5)	15	(0.3)	11

Balance, at end of year	—	—	—	—	3.7	11

Issued in calendar year (1)	0.8	16	1.1	15	0.8	11

(1)	Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.8 million shares issued in 2012 include shares vested at December 31, 2011, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $9.5 million, $15.4 million and $6.9 million, for 2012, 2011 and 2010, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Stock Option Awards

As of December 31, 2012, 1.0 million shares of stock option awards were outstanding and exercisable with a weighted average remaining life of 7 years and a weighted average exercise price of $9.86 per share. During 2012, 2011 and 2010, stock option grants totaled 201,000, 22,000 and 54,000, respectively. Stock compensation expense was $1.6 million during 2012 and $1.8 million during 2011 and 2010, respectively, and all stock option awards outstanding as of December 31, 2012 were fully vested. We expense stock option awards over the vesting period based on the estimated fair value of the options at the grant date using a binomial pricing model. To calculate the fair value of stock option awards granted from 2010 to 2012, we assumed (i) a volatility ranging between 57% and 66%, (ii) a risk free rate ranging between 1.0% and 2.2%, (iii) a dividend yield ranging between 3.5% and 5.0% and (iv) an expected life of 5.5 years.

Other Stock Plans

In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The awards are time-based equity awards that vest within three years of the grant date and expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a 10% discount of the lower price of the beginning and ending stock price each quarter. During 2012, 2011 and 2010 we granted 84,000 shares, 93,000 shares and 120,000 shares, respectively, under both of these programs and recorded expenses of $1.9 million, $1.9 million and $2.2 million, respectively.

9. Profit Sharing and Postemployment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our recorded liability for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2012.

10. Discontinued Operations

We disposed of three hotels in 2012, one hotel in 2011 and two hotels in 2010. The operations for these hotels are included in discontinued operations. The following table summarizes the revenues, income (loss) before taxes, and the gain (loss) on disposals, net of tax, of the hotels which have been reclassified to discontinued operations, which includes assets held for sale and the results of sold hotels prior to their disposition for the periods presented (in millions):

	Year ended December 31,
	2012	2011	2010
Revenues	$37	$79	$81
Income (loss) before taxes	2	(6)	(5)
Gain (loss) on disposals, net of tax	48	—	(2)

Net income (loss) attributable to Host Inc. is allocated between continuing and discontinued operations as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Continuing operations, net of tax	$12	$(9)	$(125)
Discontinued operations, net of tax	49	(6)	(5)

Net income (loss) attributable to Host Hotels & Resorts, Inc.	$61	$(15)	$(130)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Net income (loss) attributable to Host L.P. is allocated between continuing and discontinued operations as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Continuing operations, net of tax	$12	$(9)	$(127)
Discontinued operations, net of tax	50	(6)	(5)

Net income (loss) attributable to Host Hotels & Resorts, L.P.	$62	$(15)	$(132)

On January 11, 2013, we sold the 1,663-room Atlanta Marriott Marquis for a sale price of $293 million. Proceeds from the sale were $276 million, net of the $17 million FF&E replacement fund, which was funded by the purchaser. We recorded a gain on the sale of approximately $21 million in the first quarter of 2013, net of $5 million deferred for an environmental contingency.

11. Acquisitions and New Development

We record the assets acquired, liabilities assumed and any non-controlling interests at the estimated fair value as of the acquisition date. Furthermore, acquisition-related costs, such as broker fees, transfer taxes, due diligence costs and legal and accounting fees, are expensed in the period incurred and are not capitalized or applied in determining the fair value of the acquired assets. We acquired one hotel during 2012 and recorded $6 million of acquisition-related expenses and acquired 10 hotels during 2011 and recorded $5 million of acquisition-related expenses. For 2012 and 2011, our acquisitions were as follows:

•

On July 16, 2012, we acquired the 888-room Grand Hyatt Washington for approximately $400 million. In connection with the acquisition, we also paid $17 million, net, for the FF&E replacement fund, working capital and other assets.

•

On June 8, 2012, we acquired land and entered into a construction agreement to develop two hotels in Rio de Janeiro, Brazil. We have invested approximately R$53 million ($26 million) during 2012. The hotels will be managed by Accor under the ibis and Novotel brands.

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

•	On March 23, 2011, we acquired the 775-room New York Helmsley Hotel for $313.5 million. The hotel is managed by Starwood and was converted to The Westin New York Grand Central in 2012.

•

On March 17, 2011, we acquired the 1,625-room Manchester Grand Hyatt San Diego for $572 million (which includes the payment of $19 million for the existing FF&E replacement fund). The transaction was comprised of cash consideration of $566 million, including the repayment of $403 million of existing loans, and the issuance of approximately 0.3 million OP units valued at $6 million. We also issued approximately 4 million Class F preferred units with a per unit liquidation preference of $25 per unit, for an aggregate amount of $99.5 million. We received a note from the seller equal in value to the preferred units issued. The interest rate on the note receivable is 25 basis points less than the dividend rate on the preferred units. In accordance with ASC 505, a right of setoff exists between the note receivable and the preferred units, as the proceeds from the redemption of the preferred units must be used to repay the note receivable. Therefore, these two instruments are recorded net on our consolidated balance sheet.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed in our 2012 and 2011 acquisitions of the hotels and golf club (in millions):

	As of December 31,
	2012	2011
Property and equipment	$409	$1,174
Intangible asset	—	7
Deferred tax asset	—	10
Restricted cash, FF&E replacement fund and other assets	9	20

Total assets	$418	$1,211

Mortgage debt	$—	$(86)
Deferred tax liability	—	(13)
Other liabilities	(1)	(6)

Net assets acquired	$417	$1,106

Our summarized unaudited consolidated pro forma results of operations, assuming the 2012 and 2011 acquisitions of the hotels and golf club occurred on January 1, 2011 and excluding the acquisition costs discussed above, are as follows (in millions, except per share and per unit amounts):

	Year ended December 31,
	2012	2011
Revenues	$5,339	$5,083
Income from continuing operations	34	31
Net income	84	25
Host Inc.:
Net income available to common shareholders	$82	$26

Basic earnings (loss) per common share:
Continuing operations	$.04	$.05
Discontinued operations	.07	(.01)

Basic earnings per common share	$.11	$.04

Diluted earnings (loss) per common share:
Continuing operations	$.04	$.05
Discontinued operations	.07	(.01)

Diluted earnings per common share	$.11	$.04

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year ended December 31,
	2012	2011
Host L.P.:
Net income available to common unitholders	$83	$26

Basic earnings (loss) per common unit:
Continuing operations	$.05	$.05
Discontinued operations	.07	(.01)

Basic earnings per common unit	$.12	$.04

Diluted earnings (loss) per common unit:
Continuing operations	$.05	$.05
Discontinued operations	.07	(.01)

Diluted earnings per common unit	$.12	$.04

For 2012 and 2011, we have included $328 million and $355 million of revenues, respectively, and $23 million and $35 million of net income, respectively, in our consolidated statements of operations related to the operations of the hotels and golf club acquired in 2012 and 2011.

12. Fair Value Measurements

Overview

Our recurring fair value measurements consist of the valuation of our derivative instruments, the majority of which are designated as accounting hedges. Non-recurring fair value measurements during 2012 and 2011 consisted of the impairment of three of our hotel properties, two of which have been sold.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table details the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements that we completed during 2012 and 2011 due to the impairment of non-financial assets (in millions):

		Fair Value at Measurement Date Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (1)	$7.4	$—	$7.4	$—
Forward currency sale contracts (1)	4.8	—	4.8	—
Liabilities
Interest rate swap derivatives (1)	(6.5)	—	(6.5)	—
Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (2)	34	—	—	34

		Fair Value at Measurement Date Using
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (1)	$10.9	$—	$10.9	$—
Forward currency sale contracts (1)	10.8	—	10.8	—
Liabilities
Interest rate swap derivatives (1)	(4.2)	—	(4.2)	—
Fair Value Measurements on a Non- recurring Basis:
Impaired hotel properties held and used (2)	$5	$—	$5	$—
Impaired hotel properties sold (2)	—	—	6	—

(1)	These derivative contracts have been designated as hedging instruments.
(2)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2012 and 2011, respectively.

Impairment

During 2012, we recorded an impairment loss of $60 million related to The Westin Mission Hills Resort & Spa. We evaluated the recoverability of the hotel’s carrying value assuming that it was more likely than not that the hotel will be sold before the end of its estimated useful life. Using an estimated undiscounted net cash flow, we concluded that the carrying value of the hotel was not fully recoverable. We estimated the fair value of the hotel using a discounted cash flow analysis, with an estimated stabilized growth rate of 3%, a discounted cash flow term of 10 years, a capitalization rate of 11%, and a discount rate of 12%. The discount and capitalization rates used for the fair value of the property reflect its heightened risk profile and are not indicative of our portfolio as a whole.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to other comprehensive income (loss) on the accompanying balance sheets. The hedges were fully effective as of December 31, 2012. The following table summarizes our interest rate swap derivatives designed as cash flow hedges (in millions):

	Total						Change in Fair Value Gain(Loss)
	Notional		Maturity	Swapped			Year ended December 31,
Transaction Date	Amount		Date	Index		All-in Rate	2012	2011
November 2011 (1)	A$	62	November 2016		Reuters BBSY	6.7%	$(1.7)	$(0.3)
February 2011 (2)	NZ$	79	February 2016	NZ$	Bank Bill	7.15%	$0.3	$(2.7)

(1)	The swap was entered into in connection with the $85 million mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the $87 million mortgage loan on seven properties in New Zealand.

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

We have three fixed-to-floating interest rate swap agreements for an aggregate notional amount totaling $300 million. During 2012 and 2011, the fair value of the swaps decreased $3.5 million and increased $0.3 million, respectively. As a result, we will pay a floating interest rate equal to the 3-month LIBOR plus a spread which ranges from 2.7% to 3.2%, as opposed to the fixed rate of 5.531%, on the notional amount of $300 million through March 1, 2014.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Foreign Investment Hedging Instruments. We have six foreign currency forward sale contracts that hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in foreign operations. These derivatives are considered hedges of the foreign currency exposure of a net investment in a foreign operation and are marked-to-market with changes in fair value recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheet. The forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives. The following table summarizes our foreign currency sale contracts (in millions):

	Total
	Transaction		Total
	Amount		Transaction	Forward	Change in Fair Value
Transaction	in Foreign		Amount	Purchase	Year ended December 31,
Date Range	Currency		in Dollars	Date Range	2012	2011
February 2008- September 2012		€105	$145	February 2013-September 2015	$(1.8)	$1.9
July 2011	NZ$	30	$25	August 2013	$(1.9)	$1.9

In addition to the forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheet, which adjustments offset a portion of the translation adjustment related to our foreign investments. The following table summarizes the draws on our credit facility that are designated as hedges of net investments in international operations:

	Balance	Balance		Gain (Loss)
	Outstanding	Outstanding in		Year ended December 31,
Currency	US$	Foreign Currency		2012	2011
Canadian dollars (1)	$22	C$	22	$—	$—
Australian dollars	$7	A$	7	$0.2	$—
Euros	$29		€22	$(2.0)	$—

(1)	We have drawn an additional $86 million on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

	As of December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Mortgage notes (Level 2)	$—	$—	$65	$76
Financial liabilities
Senior notes (Level 1)	3,038	3,296	3,641	3,772
Exchangeable Senior Debentures (Level 1)	531	725	902	1,076
Credit facility (Level 2)	763	763	117	117
Mortgage debt and other, net of capital leases (Level 2)	1,078	1,094	1,091	1,114

13. Gain on Insurance Settlements

On February 22, 2011, Christchurch, New Zealand experienced an earthquake that resulted in substantial damage to the Hotel Novotel Christchurch Cathedral Square and the Hotel ibis Christchurch. The ibis reopened in September 2012 and the Novotel is expected to reopen mid-2013; however, the historic portion of the Novotel, the Warners building, has been demolished and is not expected to be replaced. We believe we have sufficient coverage under the insurance policy of our property manager for both property and business interruption. We have recorded a loss of $3 million which represents the estimated deductible under our insurance policy in the second quarter of 2011.

We estimated that we incurred approximately $33 million of property damage, which amount represents the book value of the properties and equipment written off less any deductible, and the related repairs and clean-up costs incurred. Gains on property insurance proceeds represent proceeds received in excess of the insurance receivable, which receivable represents the book value of the damaged assets that were written-off. Any gains resulting from insurance proceeds are not recognized until all contingencies are resolved. During 2012 and 2011, we recognized a gain of $9 million and $2 million, respectively, for the receipt of business interruption insurance proceeds. As of December 31, 2012 we have agreed upon settlement amounts with our primary insurer for all property and business interruption insurance, except for real property damage to the Warners building. While the primary insurer has recognized its liability with regard to the Warners building, there is no agreed settlement amounts for real property damage to the Warners building as the ground lessor has filed suit to recover a portion of the insurance proceeds from the primary insurer for the hotel. While we can provide no assurance as to the timing of when this dispute will be settled, we believe that it is more likely than not that we will recover the full value of our insurance receivable. In addition, we have made a separate claim for reimbursement under our corporate policy, though we have not recorded any additional amounts of insurance receivable with regard to this claim. We have received $21 million of cash for property insurance and have an outstanding insurance receivable of $11 million which is included in other assets, representing the remaining claims for property damage.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

14. Hotel Management Agreements and Operating and License Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of those hotels also being subject to separate license agreements addressing matters pertaining to operation under the designated brand. The hotel brands of three of our managers, Marriott, Starwood and Hyatt, represent 60%, 23% and 11% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. For the majority of our properties, we have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

15. Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our office buildings) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our international operations consist of hotels in six countries. In June 2011, we transferred our hotel in the United Kingdom to the Euro JV Fund II. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2012		2011		2010
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$5,018	$11,095	$4,671	$10,874	$4,200	$10,095
Australia	42	133	27	136	—	—
Brazil	33	39	33	42	8	48
Canada	95	97	92	126	86	131
Chile	37	63	28	58	29	56
Mexico	25	26	24	23	21	29
New Zealand	36	135	32	124	—	—
United Kingdom	—	—	17	—	17	155

Total	$5,286	$11,588	$4,924	$11,383	$4,361	$10,514

16. Guarantees and Contingencies

We have certain guarantees which consist of commitments made to third parties for leases or debt that are not recognized in our consolidated financial statements due to various dispositions, spin-offs and contractual arrangements, but that we have agreed to pay in the event of certain circumstances, including the default by an unrelated party. We may also have contingent environmental liabilities related to the presence of hazardous or toxic substances. We consider the likelihood of any material payments under these guarantees and contingencies to be remote. The guarantees and contingencies are listed below:

•

We remain contingently liable for rental payments on certain divested non-lodging properties. These primarily represent certain restaurants that were sold subject to our guarantee of the future rental payments. The aggregate amount of these future rental payments is approximately $21 million as of December 31, 2012.

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

•

In connection with the sale of two hotels in January 2005, we remain contingently liable for the amounts due under the respective ground leases. The future minimum lease payments are approximately $12 million through the full term of the leases, including renewal options. We believe that the likelihood of any material payments related to these ground leases is remote, and in each case, we have been indemnified by the purchaser of the hotel.

•	In connection with the sale of the Atlanta Marriott Marquis in January 2013, we retained $5 million of contingent liabilities related to potential environmental liabilities.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

17. Legal Proceedings

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

Based on our analysis of legal proceedings with which we are currently involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $11 million as of December 31, 2012. We have estimated that, in the aggregate, our losses related to these proceedings could be as much as $53 million. We believe this range represents the maximum potential loss for all of our legal proceedings, with the exception of the San Antonio litigation discussed below. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

San Antonio Litigation The Texas Supreme Court is currently considering our appeal of an outstanding judgment in favor of Keystone-Texas Property Holding Corporation (“Keystone”). The judgment relates to Keystone’s claims arising out of the ground lease for the property under the San Antonio Marriott Rivercenter hotel. The judgment consists of (i) $39 million in damages for slander of title; or (ii) alternatively, $34.3 million for tortious interference of contract; (iii) approximately $15 million in pre-judgment and post-judgment interest; (iv) approximately $3.5 million in attorneys’ fees, expenses, and costs; and (v) an additional $750,000 in attorneys’ fees for any appeal to the court of appeals and Texas Supreme Court; and (vi) $7.5 million of exemplary charges related to the slander of title charges.

On May 16, 2012, we filed a Petition for Review in the Texas Supreme Court and on August 17, 2012 the Court requested briefing on the merits. Briefing concluded in January 2013. No assurances can be given as to the outcome of this appeal. Based on the court decisions reached to date, we believe our maximum exposure for the Keystone litigation is $66 million. After consideration of the range of possible outcomes, we have accrued a potential litigation loss of approximately $58 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

18. Quarterly Financial Data (unaudited)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$978	$1,362	$1,200	$1,746
Operating profit	21	180	66	117
Income (loss) from continuing operations	(50)	83	(35)	14
Income (loss) from discontinued operations	50	—	(1)	1
Net income (loss)	—	83	(36)	15
Net income (loss) attributable to Host Hotels & Resorts, Inc.	(2)	82	(34)	15
Net income (loss) available to common stockholders	(2)	82	(34)	15
Basic income (loss) per common share:
Continuing operations	(.07)	.11	(.05)	.02
Discontinued operations	.07	—	—	—
Net income (loss)	—	.11	(.05)	.02
Diluted income (loss) per common share:
Continuing operations	(.07)	.11	(.05)	.02
Discontinued operations	.07	—	—	—
Net income (loss)	—	.11	(.05)	.02
Host Hotels & Resorts, L.P.(1):
Net income (loss) attributable to Host Hotels & Resorts, L.P.	(2)	83	(35)	15
Net income (loss) available to common unitholders	(2)	83	(35)	15
Basic income (loss) per common unit:
Continuing operations	(.07)	.12	(.05)	.02
Discontinued operations	.07	—	—	—
Net income (loss)	—	.12	(.05)	.02
Diluted income (loss) per common unit:
Continuing operations	(.07)	.12	(.05)	.02
Discontinued operations	.07	—	—	—
Net income (loss)	—	.12	(.05)	.02

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share/unit amounts)
Host Hotels & Resorts, Inc.:
Revenues	$886	$1,278	$1,127	$1,634
Operating profit (loss)	(3)	151	55	122
Income (loss) from continuing operations	(59)	66	(35)	19
Loss from discontinued operations	(1)	(2)	—	(3)
Net income (loss)	(60)	64	(35)	16
Net income (loss) attributable to Host Hotels & Resorts, Inc.	(60)	62	(33)	17
Net income (loss) available to common stockholders	(60)	62	(33)	17
Basic income (loss) per common share:
Continuing operations	(.09)	.09	(.05)	.03
Discontinued operations	—	—	—	(.01)
Net income (loss)	(.09)	.09	(.05)	.02
Diluted income (loss) per common share:
Continuing operations	(.09)	.09	(.05)	.03
Discontinued operations	—	—	—	(.01)
Net income (loss)	(.09)	.09	(.05)	.02
Host Hotels & Resorts, L.P.(1):
Net income (loss) attributable to Host Hotels & Resorts, L.P.	(61)	63	(34)	17
Net income (loss) available to common unitholders	(61)	63	(34)	17
Basic income (loss) per common unit:
Continuing operations	(.09)	.09	(.05)	.03
Discontinued operations	—	—	—	(.01)
Net income (loss)	(.09)	.09	(.05)	.02
Diluted income (loss) per common unit:
Continuing operations	(.09)	.09	(.05)	.03
Discontinued operations	—	—	—	(.01)
Net income (loss)	(.09)	.09	(.05)	.02

(1)	Other income statement line items not presented for Host L.P. are equal to the amounts presented for Host Inc.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting of Host Inc., which appears in Item 8.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of Host L.P.’s independent registered public accounting firm from regarding internal control over financial reporting. Management’s report was not subject to attestation by Host L.P.’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers.”

Item 9B.	Other Information

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2013 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I “Executive Officers” of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report.

We have adopted a Code of Business Conduct and Ethics that applies to all employees. In compliance with the applicable rules of the SEC, special ethics obligations of our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions are set forth in Section 10 of the Code of Business Conduct and Ethics, entitled “Special Ethics Obligations of Employees with Financial Reporting Obligations.” The Code is available at the Investor Information/Governance section of our website at www.hosthotels.com. A copy of the Code is available in print, free of charge, to stockholders and unitholders upon request to the company at the address set forth in Item 1 of this Annual Report under the section “Business – Where to Find Additional Information.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct and Ethics by posting such information on our web site.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters – Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation – Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters – Independence of Directors.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders entitled “Auditor Fees.”

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

(b) EXHIBITS

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

3.1	Articles of Restatement of Articles of Incorporation of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, L.P. Registration Statement on Form S-4 (SEC File No. 333-170934), filed on December 2, 2010).

Exhibit No.	Description

3.1A	Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007).

3.2	Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 6, 2008 (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on November 12, 2008).

4.	Instruments Defining Rights of Security Holders

4.1	See Exhibit 3.1 and 3.2 for provisions of the Articles and Bylaws of Host Hotels & Resorts, Inc. defining the rights of security holders. See Exhibit 3.1A for provisions of the Agreement of Limited Partnership of Host Hotels & Resorts, L.P. defining the rights of security holders.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott Corporation’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

4.3	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Current Report on Form 8-K dated August 6, 1998) (SEC File No. 001-05664).

4.4	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998) (SEC File No. 333-55807).

4.5	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

4.6	Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

4.7	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.26 of Host Marriott Corporation’s Current Report on Form 8-K, filed April 10, 2006).

Exhibit No.	Description

4.8	Twenty-Ninth Supplemental Indenture, dated May 11, 2009, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 11, 2009).

4.9	Thirty-Second Supplemental Indenture, dated December 22, 2009, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed December 23, 2009).

4.10	Registration Rights Agreement, dated December 22, 2009, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., in their capacity as representatives of the several initial purchasers of the debentures, related to the 2.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on December 23, 2009).

4.11	Thirty-Sixth Supplemental Indenture, dated October 25, 2010, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on October 29, 2010).

4.12	Thirty-Ninth Supplemental Indenture, dated May 11, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and the Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 12, 2011).

4.13	Forty-First Supplemental Indenture, dated November 18, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on November 18, 2011).

4.14	Forty-Second Supplemental Indenture, dated March 22, 2012, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on March 23, 2012).

4.15	Forty-Third Supplemental Indenture, dated August 9, 2012, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on August 9, 2012).

Exhibit No.	Description

10.	Material Contracts

10.1	Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.26 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.2	Trust Agreement between T. Rowe Price Trust Company and Host Marriott, L.P., dated November 23, 2005, relating to the Host Marriott, L.P. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006.)

10.3	Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.4	Host Hotels & Resorts, L.P. Retirement and Savings Plan, as amended and restated, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.29 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.5	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of January 1, 2008, as further amended effective February 2, 2012 (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc.’s and Host Hotels & Resorts, L.P.’s Current Report on Form 8-K, filed February 8, 2012).

10.6	Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.7 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 22, 2012).

10.7	Form of Restricted Stock Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.8	Form of Option Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.9	Amended and Restated Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Employee Stock Purchase Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on February 25, 2008).

10.10	Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

10.11#	Fourth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of June 27, 2011, by and among HST GP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited (incorporated by reference to Exhibit 10.23 to the combined Quarterly Report on Form 10-Q of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on July 25, 2011).

Exhibit No.	Description

10.12	Sales Agency Financing Agreement, dated April 21, 2011 between Host Hotels & Resorts, Inc., and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on April 21, 2011).

10.13	Credit Agreement, dated as of November 22, 2011, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on November 29, 2011).

10.14	Amendment Agreement to Credit Agreement, dated as of July 25, 2012, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. filed on July 25, 2012).

10.15	Host Hotels & Resorts, Inc.’s Non-Employee Director’s Deferred Stock Compensation Plan, as amended, effective as of February 2, 2012 (incorporated by reference to Exhibit 10.21 of Host Hotels & Resorts, Inc. Annual Report on Form 10-Q for the quarter ended March 23, 2012, filed on April 30, 2012).

10.16	Sales Agency Financing Agreement, dated April 24, 2012, between Host Hotels and Resorts, Inc. and BNY Mellon Capital Markets, LLC, as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on April 25, 2012).

10.17	Sales Agency Financing Agreement, dated April 24, 2012, between Host Hotels and Resorts, Inc. and Scotia Capital (USA) Inc., as sales agent (incorporated by reference to Exhibit 1.2 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on April 25, 2012).

10.18*	Employment Offer Letter between Host Hotels & Resorts, L.P. and Mr. Struan Robertson dated January 17, 2013.

12.	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

Exhibit No.	Description

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years

ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statement of Cash Flows for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

Date: February 25, 2013	By:	/s/ LARRY K. HARVEY
Larry K. Harvey
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 25, 2013
Richard E. Marriott

/s/ W. EDWARD WALTER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2013
W. Edward Walter

/s/ LARRY K. HARVEY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2013
Larry K. Harvey

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2013
Brian G. Macnamara

/s/ SHEILA C. BAIR	Director	February 25, 2013
Sheila C. Bair

/s/ ROBERT M. BAYLIS	Director	February 25, 2013
Robert M. Baylis

/s/ TERENCE C. GOLDEN	Director	February 25, 2013
Terence C. Golden

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 25, 2013
Ann McLaughlin Korologos

/s/ JOHN B. MORSE, JR.	Director	February 25, 2013
John B. Morse, Jr.

/s/ WALTER C. RAKOWICH	Director	February 25, 2013
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 25, 2013
Gordon H. Smith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, LP

Date: February 25, 2013	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ LARRY K. HARVEY
Larry K. Harvey
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 25, 2013
Richard E. Marriott

/s/ W. EDWARD WALTER	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2013
W. Edward Walter

/s/ LARRY K. HARVEY	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 25, 2013
Larry K. Harvey

/s/ BRIAN G. MACNAMARA	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2013
Brian G. Macnamara

/s/ SHEILA C. BAIR	Director	February 25, 2013
Sheila C. Bair

/s/ ROBERT M. BAYLIS	Director	February 25, 2013
Robert M. Baylis

/s/ TERENCE C. GOLDEN	Director	February 25, 2013
Terence C. Golden

/s/ ANN MCLAUGHLIN KOROLOGOS	Director	February 25, 2013
Ann McLaughlin Korologos

/s/ JOHN B. MORSE, JR.	Director	February 25, 2013
John B. Morse, Jr.

/s/ WALTER C. RAKOWICH	Director	February 25, 2013
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 25, 2013
Gordon H. Smith

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(in millions)

		Initial Cost		Subsequent	Gross Amount at December 31, 2012				Date of
Description	Debt	Land	Buildings & Improvements	Costs Capitalized	Land	Buildings & Improvements	Total	Accumulated Depreciation	Completion of Construction	Date Acquired	Depreciation Life
Hotels:
Atlanta Marriott Marquis	$—	$13	$184	$160	$16	$341	$357	$114	—	1998	40
Atlanta Marriott Perimeter Center	—	—	7	46	15	38	53	22	—	1976	40
Atlanta Marriott Suites Midtown	—	—	26	9	—	35	35	16	—	1996	40
Boston Marriott Copley Place	—	—	203	62	—	265	265	86	—	2002	40
Calgary Marriott	—	5	18	16	5	34	39	19	—	1996	40
Chicago Marriott O’Hare	—	4	26	51	4	77	81	45	—	1998	40
Chicago Marriott Suites Downers Grove	—	2	14	6	2	20	22	10	—	1989	40
Chicago Marriott Suites O’Hare	—	5	36	8	5	44	49	18	—	1997	40
Coronado Island Marriott Resort & Spa	—	—	53	26	—	79	79	36	—	1997	40
Costa Mesa Marriott	—	3	18	6	3	24	27	12	—	1996	40
Courtyard Chicago Downtown River North	—	7	27	12	7	39	46	20	—	1992	40
Courtyard Nashua	—	3	14	7	3	21	24	13	—	1989	40
Dallas/Addison Marriott Quorum by the Galleria	—	14	27	22	14	49	63	25	—	1994	40
Dayton Marriott	—	2	30	8	2	38	40	15	—	1998	40
Delta Meadowvale Hotel & Conference Center	—	4	20	24	4	44	48	24	—	1996	40
Denver Marriott Tech Center Hotel	—	6	26	29	6	55	61	27	—	1994	40
Denver Marriott West	—	—	12	11	—	23	23	15	—	1983	40
Embassy Suites Chicago –Downtown/Lakefront	—	—	86	7	—	93	93	22	—	2004	40
Four Seasons Hotel Atlanta	—	5	48	19	6	66	72	26	—	1998	40
Four Seasons Hotel Philadelphia	—	26	60	20	27	79	106	34	—	1998	40
Gaithersburg Marriott Washingtonian Center	—	7	22	8	7	30	37	15	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	22	8	110	118	42	—	1998	40
Grand Hyatt Washington	—	154	247	2	154	249	403	4	—	2012	33
Greensboro-Highpoint Marriott Airport	—	—	19	12	—	31	31	16	—	1983	40
Harbor Beach Marriott Resort & Spa	134	—	62	100	—	162	162	79	—	1997	40
Hilton Melbourne South Wharf	85	—	136	(4)	—	132	132	8	—	2011	31
Hilton Singer Island Oceanfront Resort	—	2	10	18	2	28	30	15	—	1986	40
Houston Airport Marriott at George Bush Intercontinental	—	—	10	38	—	48	48	40	—	1984	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(in millions)

		Initial Cost		Subsequent	Gross Amount at December 31, 2012				Date of
Description	Debt	Land	Buildings & Improvements	Costs Capitalized	Land	Buildings & Improvements	Total	Accumulated Depreciation	Completion of Construction	Date Acquired	Depreciation Life
Houston Marriott at the Texas Medical Center	—	—	19	18	—	37	37	21	—	1998	40
Hyatt Regency Cambridge, Overlooking Boston	—	18	84	6	19	89	108	41	—	1998	40
Hyatt Regency Maui Resort & Spa	—	92	212	24	81	247	328	65	—	2003	40
Hyatt Regency Reston	100	11	78	19	12	96	108	38	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	49	20	164	184	64	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	28	40	258	298	52	—	2006	40
JW Marriott Atlanta Buckhead	—	16	21	24	16	45	61	26	—	1990	40
JW Marriott Desert Springs Resort & Spa	—	13	143	127	13	270	283	110	—	1997	40
JW Marriott Hotel Rio de Janeiro	—	13	29	(6)	11	25	36	1	—	2010	40
JW Marriott Houston	—	4	26	22	6	46	52	28	—	1994	40
JW Marriott Mexico City	—	11	35	7	10	43	53	33	—	1996	40
JW Marriott Washington, D.C.	—	26	98	43	26	141	167	58	—	2003	40
Kansas City Airport Marriott	—	—	8	25	—	33	33	28	—	1993	40
Key Bridge Marriott	—	—	38	31	—	69	69	59	—	1997	40
Manchester Grand Hyatt, San Diego	—	—	548	15	—	563	563	33	—	2011	35
Manhattan Beach Marriott	—	7	29	19	—	55	55	26	—	1997	40
Marina del Rey Marriott	—	—	13	24	—	37	37	18	—	1995	40
Marriott at Metro Center	—	20	24	21	20	45	65	23	—	1994	40
Memphis Marriott Downtown	—	—	16	35	—	51	51	24	—	1998	40
Miami Marriott Biscayne Bay	—	—	27	30	—	57	57	30	—	1998	40
Minneapolis Marriott City Center	—	—	27	39	—	66	66	45	—	1986	40
New Orleans Marriott	—	16	96	112	16	208	224	107	—	1996	40
New York Marriott Downtown	—	19	79	36	19	115	134	55	—	1997	40
New York Marriott Marquis	—	—	552	172	—	724	724	463	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	4	—	34	34	26	—	1984	40
Newport Beach Marriott Bayview	—	6	14	8	6	22	28	11	—	1975	40
Newport Beach Marriott Hotel & Spa	103	11	13	113	11	126	137	69	—	1975	40
New Zealand Hotel Portfolio	87	34	105	(8)	34	97	131	5	—	2011	35
Orlando World Center Marriott	246	18	157	334	29	480	509	184	—	1997	40
Park Ridge Marriott	—	—	20	11	—	31	31	13	—	1987	40
Philadelphia Airport Marriott	—	—	42	9	—	51	51	22	—	1995	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(in millions)

		Initial Cost		Subsequent	Gross Amount at December 31, 2012				Date of
Description	Debt	Land	Buildings & Improvements	Costs Capitalized	Land	Buildings & Improvements	Total	Accumulated Depreciation	Completion of Construction	Date Acquired	Depreciation Life
Philadelphia Marriott Downtown	—	3	144	109	11	245	256	98	—	1995	40
Portland Marriott Downtown Waterfront	—	6	40	25	6	65	71	31	—	1994	40
Residence Inn Arlington Pentagon City	—	6	29	10	6	39	45	17	—	1996	40
San Antonio Marriott Rivercenter	—	—	86	80	—	166	166	70	—	1996	40
San Antonio Marriott Riverwalk	—	—	45	17	—	62	62	30	—	1995	40
San Cristobal Tower, Santiago	—	7	15	4	8	18	26	3	—	2006	40
San Diego Marriott Marquis & Marina	—	—	202	276	—	478	478	177	—	1996	40
San Diego Marriott Mission Valley	—	4	23	11	4	34	38	17	—	1998	40
San Francisco Marriott Fisherman’s Wharf	—	6	20	20	6	40	46	22	—	1994	40
San Francisco Marriott Marquis	—	—	278	92	—	370	370	203	—	1989	40
San Ramon Marriott	—	—	22	20	—	42	42	18	—	1996	40
Santa Clara Marriott	—	—	39	54	—	93	93	71	—	1989	40
Scottsdale Marriott at McDowell Mountains	—	8	48	7	8	55	63	12	—	2004	40
Scottsdale Marriott Suites Old Town	—	3	20	9	3	29	32	13	—	1988	40
Seattle Airport Marriott	—	3	42	19	3	61	64	35	—	1998	40
Sheraton Boston Hotel	—	42	262	46	42	308	350	59	—	2006	40
Sheraton Indianapolis Hotel at Keystone Crossing	—	3	51	12	3	63	66	11	—	2006	40
Sheraton Needham Hotel	—	5	27	11	5	38	43	7	—	1986	40
Sheraton New York Times Square Hotel	—	346	409	163	346	572	918	106	—	2006	40
Sheraton Parsippany Hotel	—	8	30	17	8	47	55	10	—	2006	40
Sheraton San Diego Hotel & Marina	—	—	328	25	—	353	353	64	—	2006	40
Sheraton Santiago Hotel & Convention Center	—	19	11	10	20	20	40	5	—	2006	40
Swissôtel Chicago	—	29	132	81	30	212	242	66	—	1998	40
Tampa Airport Marriott	—	—	9	22	—	31	31	23	—	2000	40
Tampa Marriott Waterside Hotel & Marina	—	—	—	108	11	97	108	34	2000	—	40
The Fairmont Kea Lani, Maui	—	55	294	26	55	320	375	73	—	2003	40
The Ritz-Carlton, Amelia Island	—	25	115	68	25	183	208	68	—	1998	40
The Ritz-Carlton, Buckhead	—	14	81	62	15	142	157	66	—	1996	40
The Ritz-Carlton, Marina del Rey	—	—	52	25	—	77	77	39	—	1997	40
The Ritz-Carlton, Naples	205	19	126	98	21	222	243	113	—	1996	40
The Ritz-Carlton, Naples Golf Resort	—	6	—	92	22	76	98	20	2002	—	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(in millions)

		Initial Cost		Subsequent	Gross Amount at December 31, 2012				Date of
Description	Debt	Land	Buildings & Improvements	Costs Capitalized	Land	Buildings & Improvements	Total	Accumulated Depreciation	Completion of Construction	Date Acquired	Depreciation Life
The Ritz-Carlton, Phoenix	—	10	63	8	10	71	81	29	—	1998	40
The Ritz-Carlton, San Francisco	—	31	123	24	31	147	178	59	—	1998	40
The Ritz-Carlton, Tysons Corner	—	—	89	16	—	105	105	43	—	1998	40
The St. Regis, Houston	—	6	33	18	6	51	57	12	—	2006	40
The Westin Buckhead Atlanta	—	5	84	22	6	105	111	40	—	1998	40
The Westin Chicago River North	—	33	116	1	33	117	150	7	—	2010	40
The Westin Cincinnati	—	—	54	11	—	65	65	14	—	2006	40
The Westin Denver Downtown	33	—	89	9	—	98	98	19	—	2006	40
The Westin Georgetown, Washington, D.C.	—	16	80	13	16	93	109	19	—	2006	40
The Westin Indianapolis	—	12	100	7	12	107	119	20	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	19	100	299	399	48	—	2006	40
The Westin Los Angeles Airport	—	—	102	15	—	117	117	23	—	2006	40
The Westin Mission Hills Resort & Spa	—	40	47	(43)	13	31	44	14	—	2006	40
The Westin New York Grand Central	—	156	152	66	156	218	374	15	—	2011	40
The Westin Seattle	—	39	175	20	39	195	234	32	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	9	—	55	55	22	—	2006	40
The Westin Waltham-Boston	—	9	59	9	9	68	77	14	—	2006	40
Toronto Marriott Downtown Eaton Centre Hotel	—	—	27	18	—	45	45	23	—	1995	40
W New York	—	138	102	41	138	143	281	34	—	2006	40
W New York – Union Square	—	48	145	6	48	151	199	9	—	2010	40
W Seattle	—	11	125	3	11	128	139	22	—	2006	40
Washington Dulles Airport Marriott	—	—	3	37	—	40	40	32	—	1970	40
Westfields Marriott Washington Dulles	—	7	32	16	7	48	55	25	—	1994	40

Total hotels:	993	1,939	9,567	4,100	1,972	13,634	15,606	4,752
Other properties, each less than 5% of total	—	24	4	27	24	31	55	16	—	various	40

TOTAL	$993	$1,963	$9,571	$4,127	$1,996	$13,665	$15,661	$4,768

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2012

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2012, 2011 and 2010 is as follows:

Balance at December 31, 2009	$13,076
Additions:
Acquisitions	532
Capital expenditures and transfers from construction-in-progress	161
Deductions:
Dispositions and other	(20)

Balance at December 31, 2010	13,749
Additions:
Acquisitions	1,155
Capital expenditures and transfers from construction-in-progress	338
Deductions:
Dispositions and other	(214)
Impairments	(8)

Balance at December 31, 2011	15,020
Additions:
Acquisitions	427
Capital expenditures and transfers from construction-in-progress	443
Deductions:
Dispositions and other	(172)
Impairments	(57)

Balance at December 31, 2012	$15,661

(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2012, 2011 and 2010 is as follows:

Balance at December 31, 2009	$3,404
Depreciation and amortization	450
Dispositions and other	(20)

Balance at December 31, 2010	3,834
Depreciation and amortization	496
Dispositions and other	(24)

Balance at December 31, 2011	4,306
Depreciation and amortization	537
Dispositions and other	(75)

Balance at December 31, 2012	$4,768

(C)	The aggregate cost of real estate for federal income tax purposes is approximately $10,412 million at December 31, 2012.

(D)	The total cost of properties excludes construction-in-progress properties.

Exhibit Index

Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

3.1	Articles of Restatement of Articles of Incorporation of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, L.P. Registration Statement on Form S-4 (SEC File No. 333-170934), filed on December 2, 2010).

3.1A	Third Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. (incorporated by reference to Exhibit 3.1 of Host Hotels & Resorts, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 1, 2007).

3.2	Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective November 6, 2008 (incorporated by reference to Exhibit 3.3 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on November 12, 2008).

4.	Instruments Defining Rights of Security Holders

4.1	See Exhibit 3.1 and 3.2 for provisions of the Articles and Bylaws of Host Hotels & Resorts, Inc. defining the rights of security holders. See Exhibit 3.1A for provisions of the Agreement of Limited Partnership of Host Hotels & Resorts, L.P. defining the rights of security holders.

4.2	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott Corporation’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807) filed on October 2, 1998).

4.3	Amended and Restated Indenture dated as of August 5, 1998, by and among HMH Properties, Inc., as Issuer, and the Subsidiary Guarantors named therein, and Marine Midland Bank, as Trustee (incorporated by reference to Exhibit 4.1 of Host Marriott Corporation’s Current Report on Form 8-K dated August 6, 1998) (SEC File No. 001-05664).

4.4	Third Supplemental Indenture, dated as of December 14, 1998, by and among HMH Properties Inc., Host Marriott, L.P., the entities identified therein as New Subsidiary Guarantors and Marine Midland Bank, as Trustee, to the Amended and Restated Indenture, dated as of August 5, 1998, among the Company, the Guarantors named therein, Subsidiary Guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.3 of Host Marriott, L.P.’s Current Report on Form 8-K filed with the Commission on December 31, 1998) (SEC File No. 333-55807).

4.5	Thirteenth Supplemental Indenture, dated as of March 16, 2004, by and among Host Marriott, L.P., the Subsidiary Guarantors signatories thereto, and The Bank of New York, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.17 of Host Marriott Corporation’s Report on Form 10-Q for the quarter ended March 26, 2004, filed on May 3, 2004).

4.6	Registration Rights Agreement, dated as of March 16, 2004, among Host Marriott Corporation, Host Marriott, L.P. and Goldman, Sachs & Co. as representatives of the several Initial Purchasers named therein related to the 3.25% Exchangeable debentures due 2024 (incorporated by reference to Exhibit 4.10 of Host Marriott Corporation’s Registration Statement on Form S-3 (SEC File No. 333-117229) filed with the Commission on July 8, 2004).

Exhibit No.	Description

4.7	Nineteenth Supplemental Indenture, dated April 4, 2006, by and among Host Marriott, L.P., the Subsidiary Guarantors named therein and The Bank of New York as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.26 of Host Marriott Corporation’s Current Report on Form 8-K, filed April 10, 2006).

4.8	Twenty-Ninth Supplemental Indenture, dated May 11, 2009, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 11, 2009).

4.9	Thirty-Second Supplemental Indenture, dated December 22, 2009, by and among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc., the Subsidiary Guarantors named therein and The Bank of New York Mellon (formerly, The Bank of New York) as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed December 23, 2009).

4.10	Registration Rights Agreement, dated December 22, 2009, among Host Hotels & Resorts, L.P., Host Hotels & Resorts, Inc. and Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., in their capacity as representatives of the several initial purchasers of the debentures, related to the 2.50% Exchangeable Senior Debentures due 2029 (incorporated by reference to Exhibit 10.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on December 23, 2009).

4.11	Thirty-Sixth Supplemental Indenture, dated October 25, 2010, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as successor to HSBC Bank USA (formerly, Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on October 29, 2010).

4.12	Thirty-Ninth Supplemental Indenture, dated May 11, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and the Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed May 12, 2011).

4.13	Forty-First Supplemental Indenture, dated November 18, 2011, by and among Host Hotels & Resorts, L.P., the Subsidiary Guarantors named therein and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on November 18, 2011).

4.14	Forty-Second Supplemental Indenture, dated March 22, 2012, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on March 23, 2012).

4.15	Forty-Third Supplemental Indenture, dated August 9, 2012, by and among Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Amended and Restated Indenture dated August 5, 1998, including form of debenture (incorporated by reference to Exhibit 4.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts L.P., filed on August 9, 2012).

Exhibit No.	Description

10.	Material Contracts

10.1	Host Hotels & Resorts, L.P. Executive Deferred Compensation Plan as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.26 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.2	Trust Agreement between T. Rowe Price Trust Company and Host Marriott, L.P., dated November 23, 2005, relating to the Host Marriott, L.P. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 10, 2006.)

10.3	Host Marriott Corporation and Host Marriott, L.P. 1997 Comprehensive Stock and Cash Incentive Plan, as amended and restated December 29, 1998, as amended January 2004 (incorporated by reference to Exhibit 10.7 of Host Marriott Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed March 2, 2004).

10.4	Host Hotels & Resorts, L.P. Retirement and Savings Plan, as amended and restated, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.29 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, filed February 27, 2009).

10.5	Host Hotels & Resorts, Inc.’s Severance Plan for Executives, as amended and restated, effective as of January 1, 2008, as further amended effective February 2, 2012 (incorporated by reference to Exhibit 10.1 of Host Hotels & Resorts, Inc.’s and Host Hotels & Resorts, L.P.’s Current Report on Form 8-K, filed February 8, 2012).

10.6	Indemnification Agreement for officers and directors of Host Hotels & Resorts, Inc. (incorporated by reference to Exhibit 10.7 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 22, 2012).

10.7	Form of Restricted Stock Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.33 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.8	Form of Option Agreement for use under the Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan (incorporated by reference to Exhibit 10.34 of Host Hotels & Resorts, Inc.’s Quarterly Report on Form 10-Q, filed July 28, 2009).

10.9	Amended and Restated Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Employee Stock Purchase Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10.40 of Host Hotels & Resorts, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on February 25, 2008).

10.10	Host Hotels & Resorts 2009 Comprehensive Stock and Cash Incentive Plan, effective as of March 12, 2009 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on March 31, 2009).

10.11#	Fourth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of June 27, 2011, by and among HST GP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited (incorporated by reference to Exhibit 10.23 to the combined Quarterly Report on Form 10-Q of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on July 25, 2011).

10.12	Sales Agency Financing Agreement, dated April 21, 2011 between Host Hotels & Resorts, Inc., and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed with the Commission on April 21, 2011).

Exhibit No.	Description

10.13	Credit Agreement, dated as of November 22, 2011, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on November 29, 2011).

10.14	Amendment Agreement to Credit Agreement, dated as of July 25, 2012, among Host Hotels & Resorts, L.P., certain Canadian subsidiaries of Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Wells Fargo Bank, N.A., Deutsche Bank AG New York Branch and The Bank of Nova Scotia as co-documentation agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. filed on July 25, 2012).

10.15	Host Hotels & Resorts, Inc.’s Non-Employee Director’s Deferred Stock Compensation Plan, as amended, effective as of February 2, 2012 (incorporated by reference to Exhibit 10.21 of Host Hotels & Resorts, Inc. Annual Report on Form 10-Q for the quarter ended March 23, 2012, filed on April 30, 2012).

10.16	Sales Agency Financing Agreement, dated April 24, 2012, between Host Hotels and Resorts, Inc. and BNY Mellon Capital Markets, LLC, as sales agent (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on April 25, 2012).

10.17	Sales Agency Financing Agreement, dated April 24, 2012, between Host Hotels and Resorts, Inc. and Scotia Capital (USA) Inc., as sales agent (incorporated by reference to Exhibit 1.2 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on April 25, 2012).

10.18*	Employment Offer Letter between Host Hotels & Resorts, L.P. and Mr. Struan Robertson dated January 17, 2013.

12.	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

Exhibit No.	Description

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statement of Cash Flows for the Years ended December 31, 2012, 2011 and 2010, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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