Form 10-Q
period 2013-03-31
HOST HOTELS & RESORTS L.P.; HOST HOTELS & RESORTS, INC.
filed 2013-05-07
CIK 1061937, 1070750

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

As of May 2, 2013 there were 744,725,044 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

Host Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”). Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 98.7% of the partnership interests (“OP units”). The remaining OP units are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control. Management operates Host Inc. and Host L.P. as one enterprise. The management of Host Inc. consists of the same persons who direct the management of Host L.P. As general partner with control of Host L.P., Host Inc. consolidates Host L.P. for financial reporting purposes, and Host Inc. does not have significant assets other than its investment in Host L.P. Therefore, the assets and liabilities of Host Inc. and Host L.P. are substantially the same on their respective condensed consolidated financial statements and the disclosures of Host Inc. and Host L.P. also are substantially similar. For these reasons, we believe that the combination into a single report of the quarterly reports on Form 10-Q of Host Inc. and Host L.P. results in benefits to management and investors.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2012 under the heading “Explanatory Note”.

i

Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P.

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(in millions, except share and per share amounts)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Property and equipment, net	$11,284	$11,588
Due from managers	96	80
Advances to and investments in affiliates	337	347
Deferred financing costs, net	53	53
Furniture, fixtures and equipment replacement fund	157	154
Other	300	319
Restricted cash	35	36
Cash and cash equivalents	1,075	417

Total assets	$13,337	$12,994

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes, including $359 million and $531 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,798	$3,569
Credit facility, including the $500 million term loan	658	763
Mortgage debt	992	993
Other	86	86

Total debt	5,534	5,411
Accounts payable and accrued expenses	165	194
Other	353	372

Total liabilities	6,052	5,977

Non-controlling interests - Host Hotels & Resorts, L.P.	175	158

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized; 742.8 million and 724.6 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	8,303	8,040
Accumulated other comprehensive income	14	12
Deficit	(1,253)	(1,234)

Total equity of Host Hotels & Resorts, Inc. stockholders	7,071	6,825
Non-controlling interests - other consolidated partnerships	39	34

Total equity	7,110	6,859

Total liabilities, non-controlling interests and equity	$13,337	$12,994

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2013 and March 23, 2012

(unaudited, in millions, except per share amounts)

	Quarter ended
	March 31, 2013	March 23, 2012
REVENUES
Rooms	$781	$553
Food and beverage	379	282
Other	78	57

Owned hotel revenues	1,238	892
Other revenues	17	60

Total revenues	1,255	952

EXPENSES
Rooms	221	160
Food and beverage	281	208
Other departmental and support expenses	316	242
Management fees	48	33
Other property-level expenses	96	122
Depreciation and amortization	177	149
Corporate and other expenses	26	22

Total operating costs and expenses	1,165	936

OPERATING PROFIT	90	16
Interest income	1	4
Interest expense	(76)	(86)
Net gains on property transactions and other	12	1
Gain (loss) on foreign currency transactions and derivatives	2	(1)
Equity in losses of affiliates	(2)	(2)

INCOME (LOSS) BEFORE INCOME TAXES	27	(68)
Benefit for income taxes	7	13

INCOME (LOSS) FROM CONTINUING OPERATIONS	34	(55)
Income from discontinued operations, net of tax	26	55

NET INCOME	60	—
Less: Net income attributable to non-controlling interests	(4)	(2)

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$56	$(2)

Basic earnings (loss) per common share:
Continuing operations	$.04	$(.08)
Discontinued operations	.04	.08

Basic earnings (loss) per common share	$.08	$—

Diluted earnings (loss) per common share:
Continuing operations	$.04	$(.08)
Discontinued operations	.04	.08

Diluted earnings (loss) per common share	$.08	$—

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2013 and March 23, 2012

(unaudited, in millions)

	Quarter ended
	March 31, 2013	March 23, 2012
NET INCOME	$60	$—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(3)	21
Change in fair value of derivative instruments	5	(2)

OTHER COMPREHENSIVE INCOME, NET OF TAX	2	19

COMPREHENSIVE INCOME	62	19
Less: Comprehensive income attributable to non-controlling interests	(4)	(2)

COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC	$58	$17

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2013 and March 23, 2012

(unaudited, in millions)

	Quarter ended
	March 31, 2013	March 23, 2012
OPERATING ACTIVITIES
Net income	$60	$—
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(19)	(48)
Depreciation	—	4
Depreciation and amortization	177	149
Amortization of finance costs, discounts and premiums, net	7	6
Stock compensation expense	4	5
Deferred income taxes	(5)	(14)
Net gain on property transactions and other	(12)	(1)
(Gain) loss on foreign currency transactions and derivatives	(2)	1
Equity in losses of affiliates	2	2
Change in due from managers	(21)	(18)
Changes in other assets	22	—
Changes in other liabilities	(36)	(13)

Cash provided by operating activities	177	73

INVESTING ACTIVITIES
Proceeds from sales of assets, net	279	108
Advances to and investments in affiliates	(1)	(19)
Capital expenditures:
Renewals and replacements	(87)	(100)
Redevelopment and acquisition-related investments	(36)	(62)
New development	(5)	—
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(3)	(19)

Cash provided by (used in) investing activities	147	(92)

FINANCING ACTIVITIES
Financing costs	(3)	(5)
Issuances of debt	400	350
Draws on credit facility	—	22
Repayment on credit facility	(100)	—
Repurchase/redemption of senior notes	(1)	—
Scheduled principal repayments	(1)	(1)
Issuance of common stock	103	173
Dividends on common stock	(65)	(35)
Contributions from non-controlling interests	2	—
Distributions to non-controlling interests	(1)	(1)
Change in restricted cash for financing activities	—	2

Cash provided by financing activities	334	505

INCREASE IN CASH AND CASH EQUIVALENTS	658	486
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	417	826

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,075	$1,312

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2013 and March 23, 2012

(unaudited)

Supplemental disclosure of cash flow information (in millions)

	Quarter ended
	March 31, 2013	March 23, 2012
Interest paid	$72	$70
Income taxes paid	4	4

Supplemental disclosure of noncash investing and financing activities:

For the quarters ended March 31, 2013 and March 23, 2012, Host Inc. issued approximately 0.1 million shares and 0.2 million shares, respectively, upon the conversion of OP units of Host L.P. held by non-controlling partners valued at approximately $1.0 million and $2.9 million, respectively.

In March 2013, holders of approximately $174 million of the 3.25% exchangeable debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(in millions)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Property and equipment, net	$11,284	$11,588
Due from managers	96	80
Advances to and investments in affiliates	337	347
Deferred financing costs, net	53	53
Furniture, fixtures and equipment replacement fund	157	154
Other	300	319
Restricted cash	35	36
Cash and cash equivalents	1,075	417

Total assets	$13,337	$12,994

LIABILITIES, LIMITED PARTNERSHIP INTEREST OF THIRD PARTIES AND CAPITAL
Debt
Senior notes, including $359 million and $531 million, respectively, net of discount, of Exchangeable Senior Debentures	$3,798	$3,569
Credit facility, including the $500 million term loan	658	763
Mortgage debt	992	993
Other	86	86

Total debt	5,534	5,411
Accounts payable and accrued expenses	165	194
Other	353	372

Total liabilities	6,052	5,977

Limited partnership interests of third parties	175	158

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,056	6,812
Accumulated other comprehensive income	14	12

Total Host Hotels & Resorts, L.P. capital	7,071	6,825
Non-controlling interests - consolidated partnerships	39	34

Total capital	7,110	6,859

Total liabilities, limited partnership interest of third parties and capital	$13,337	$12,994

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2013 and March 23, 2012

(unaudited, in millions, except per unit amounts)

	Quarter ended
	March 31, 2013	March 23, 2012
REVENUES
Rooms	$781	$553
Food and beverage	379	282
Other	78	57

Owned hotel revenues	1,238	892
Other revenues	17	60

Total revenues	1,255	952

EXPENSES
Rooms	221	160
Food and beverage	281	208
Other departmental and support expenses	316	242
Management fees	48	33
Other property-level expenses	96	122
Depreciation and amortization	177	149
Corporate and other expenses	26	22

Total operating costs and expenses	1,165	936

OPERATING PROFIT	90	16
Interest income	1	4
Interest expense	(76)	(86)
Net gains on property transactions and other	12	1
Gain (loss) on foreign currency transactions and derivatives	2	(1)
Equity in losses of affiliates	(2)	(2)

INCOME (LOSS) BEFORE INCOME TAXES	27	(68)
Benefit for income taxes	7	13

INCOME (LOSS) FROM CONTINUING OPERATIONS	34	(55)
Income from discontinued operations, net of tax	26	55

NET INCOME	60	—
Less: Net income attributable to non-controlling interests	(3)	(2)

NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$57	$(2)

Basic earnings (loss) per common unit:
Continuing operations	$.04	$(.08)
Discontinued operations	.04	.08

Basic earnings (loss) per common unit	$.08	$—

Diluted earnings (loss) per common unit:
Continuing operations	$.04	$(.08)
Discontinued operations	.04	.08

Diluted earnings (loss) per common unit	$.08	$—

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2013 and March 23, 2012

(unaudited, in millions)

	Quarter ended
	March 31, 2013	March 23, 2012
NET INCOME	$60	$—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(3)	21
Change in fair value of derivative instruments	5	(2)

OTHER COMPREHENSIVE INCOME, NET OF TAX	2	19

COMPREHENSIVE INCOME	62	19
Less: Comprehensive income attributable to non-controlling interests	(3)	(2)

COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$59	$17

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2013 and March 23, 2012

(unaudited, in millions)

	Quarter ended
	March 31, 2013	March 23, 2012
OPERATING ACTIVITIES
Net income	$60	$—
Adjustments to reconcile to cash provided by operations:
Discontinued operations:
Gain on dispositions	(19)	(48)
Depreciation	—	4
Depreciation and amortization	177	149
Amortization of financing costs, discounts and premiums, net	7	6
Stock compensation expense	4	5
Deferred income taxes	(5)	(14)
Net gain on property transactions and other	(12)	(1)
(Gain) loss on foreign currency transactions and derivatives	(2)	1
Equity in losses of affiliates	2	2
Change in due from managers	(21)	(18)
Changes in other assets	22	—
Changes in other liabilities	(36)	(13)

Cash provided by operations	177	73

INVESTING ACTIVITIES
Proceeds from sales of assets, net	279	108
Advances to and investments in affiliates	(1)	(19)
Capital expenditures:
Renewals and replacements	(87)	(100)
Redevelopment and acquisition-related investments	(36)	(62)
New development	(5)	—
Change in furniture, fixtures and equipment (“FF&E”) replacement fund	(3)	(19)

Cash provided by (used in) investing activities	147	(92)

FINANCING ACTIVITIES
Financing costs	(3)	(5)
Issuances of debt	400	350
Draws on credit facility	—	22
Repayment on credit facility	(100)	—
Repurchase/redemption of senior notes	(1)	—
Scheduled principal repayments	(1)	(1)
Issuance of common OP units	103	173
Distributions on common OP units	(66)	(36)
Contributions from non-controlling interests	2	—
Change in restricted cash for financing activities	—	2

Cash provided by financing activities	334	505

INCREASE IN CASH AND CASH EQUIVALENTS	658	486
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	417	826

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,075	$1,312

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2013 and March 23, 2012

(unaudited)

Supplemental disclosure of cash flow information (in millions):

	Quarter ended
	March 31, 2013	March 23, 2012
Interest paid	$72	$70
Income taxes paid	4	4

Supplemental disclosure of noncash investing and financing activities:

For the quarters ended March 31, 2013 and March 23, 2012, limited partners converted OP units valued at approximately $1.0 million and $2.9 million, respectively, in exchange for approximately 0.1 million and 0.2 million shares, respectively, of Host Inc. common stock.

In March 2013, holders of approximately $174 million of the 3.25% exchangeable debentures elected to exchange their debentures for approximately 11.7 million shares of Host Inc. common stock. In connection with the debentures exchanged for Host Inc. common stock, Host L.P. issued 11.5 million common OP units.

See notes to condensed consolidated statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to the condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2013, Host Inc. holds approximately 98.7% of Host L.P.’s OP units.

Consolidated Portfolio

As of March 31, 2013, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is detailed below:

Hotels
United States	103
Australia	1
Brazil	1
Canada	3
Chile	2
Mexico	1
New Zealand	7

Total	118

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns hotels in two separate funds. We own a 32.1% interest in the first fund (“Euro JV Fund I”) (11 hotels) and a 33.4% interest in the second fund (“Euro JV Fund II”) (8 hotels). As of March 31, 2013, the Euro JV owned hotels located in the following countries:

Hotels
Belgium	3
France	5
Germany	1
Italy	3
Poland	1
Spain	2
The Netherlands	2
United Kingdom	2

Total	19

At March 31, 2013, the Euro JV has incurred €1,028 million of mortgage debt. This debt includes a €337 million mortgage loan secured by a portfolio of six properties that was scheduled to mature on April 20, 2013. On April 17, 2013, the Euro JV reached an agreement to extend the loan for 30 days and to waive certain covenant defaults in exchange for increasing the margin on the loan and a nominal incremental principal payment. The Euro JV and the lenders have executed a non-binding term sheet to refinance the mortgage loan for a period of three years, with a one-year extension right subject to meeting certain financial covenants and other conditions and expect to complete the refinancing in the second quarter. In connection

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

with the refinancing, the Euro JV would reduce the outstanding principal amount of the debt by approximately €95 million. On April 17, 2013, the Euro JV partners executed an amendment of the Euro JV partnership agreement in order to provide the funds necessary for this principal reduction as well as to provide funds for certain closing costs and other purposes. This mortgage loan is non-recourse to us and our partners and a default under this loan does not trigger a default under any of our debt.

Asian Joint Venture

Our joint venture in Asia (“Asia/Pacific JV”), in which we own a 25% non-controlling interest, owns the Four Points by Sheraton Perth in Australia. The Asia/Pacific JV also has a non-controlling interest in a joint venture in India that is investing in seven hotels, two in Bangalore, and five that are in various stages of development.

Change in Reporting Periods

Effective January 1, 2013, we report quarterly operating results on a calendar cycle, which is now consistent with all of our hotel managers and the majority of companies in the lodging industry. Historically, our annual financial statements have been reported on a calendar basis and are unaffected by this change. However, our quarterly operating results have been reported based on a 52-53 week fiscal calendar used by Marriott International, Inc. (“Marriott”), the manager of approximately 50% of our properties. For 2013, Marriott converted to reporting results based on a 12-month calendar year. During 2012, Marriott used a fiscal year ending on the Friday closest to December 31 and reported twelve weeks of operations for the first three quarters and sixteen weeks for the fourth quarter of the year for its Marriott-managed hotels. Accordingly, our first three quarters of operations in 2012 ended on March 23, June 15 and September 7. In contrast, managers of our other hotels, such as Ritz-Carlton, Hyatt, and Starwood, reported results on a monthly basis. During 2012, we did not report the month of operations that ended after our fiscal quarter until the following quarter for those hotels using a monthly reporting period because these hotel managers did not make mid-month results available to us. Accordingly, the month of operations that ended after our fiscal quarter was included in our quarterly results of operations in the following quarter for those calendar reporting hotel managers. As a result, our 2012 quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December).

We will not restate the previously filed 2012 quarterly financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) because certain property-level operating expenses for our Marriott-managed properties necessary to restate operations are unavailable on a daily basis. Because we rely upon our operators for the hotel operating results used in our financial statements, the unavailability of this information on a calendar quarter basis for 2012 made restating our financial statements in accordance with GAAP unfeasible. Accordingly, the corresponding 2012 quarterly historical operating results are not comparable to our 2013 quarterly results.

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2012.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2013 and the results of our operations and cash flows for the quarters ended March 31, 2013 and March 23, 2012, respectively. Interim results are not necessarily indicative of full year performance because of the impact of seasonal and short-term variations.

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

	Quarter ended
	March 31, 2013	March 23, 2012
Net income	$60	$—
Less: Net income attributable to non-controlling interests	(4)	(2)

Net income (loss) attributable to Host Inc.	$56	$(2)

Diluted income (loss) attributable to Host Inc.	$56	$(2)

Basic weighted average shares outstanding	728.2	707.5

Diluted weighted average shares outstanding (a)	738.6	707.5

Basic earnings (loss) per common share	$.08	$—

Diluted earnings (loss) per common share	$.08	$—

(a)	There were approximately 29 million and 41 million for the quarters ended March 31, 2013 and March 23, 2012, respectively, potentially dilutive shares for our exchangeable senior debentures, which shares were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the period.

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

	Quarter ended
	March 31, 2013	March 23, 2012
Net income	$60	$—
Less: Net income attributable to non-controlling interests	(3)	(2)

Net income (loss) attributable to Host L.P.	$57	$(2)

Diluted income (loss) attributable to Host L.P.	$57	$(2)

Basic weighted average units outstanding	722.7	703.1

Diluted weighted average units outstanding (a)	732.8	703.1

Basic earnings (loss) per common unit	$.08	$—

Diluted earnings (loss) per common unit	$.08	$—

(a)	There were approximately 29 million and 40 million for the quarters ended March 31, 2013 and March 23, 2012, respectively, potentially dilutive units for our exchangeable senior debentures, which units were not included in the computation of diluted earnings per unit because to do so would have been anti-dilutive for the period.

4.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2013	December 31, 2012
Land and land improvements	$1,981	$1,996
Buildings and leasehold improvements	13,409	13,665
Furniture and equipment	2,210	2,227
Construction in progress	191	199

	17,791	18,087
Less accumulated depreciation and amortization	(6,507)	(6,499)

	$11,284	$11,588

5.	Debt

Senior notes. On March 19, 2013, we issued $400 million of 3 3/4% Series D senior notes due October of 2023 for net proceeds of approximately $396 million. Interest on the Series D senior notes is payable semi-annually in arrears on April 15 and October 15, commencing October 15, 2013. The net proceeds from the issuance of the Series D, together with cash on hand, will be used to redeem the $400 million of 9% Series T senior notes due 2017 at an aggregate price of $418 million in May 2013. The senior note holders have been notified.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Subsequent to the end of the quarter, we called $200 million of our 6 3/4% Series Q senior notes due 2016 and will redeem them at an aggregate price of $202 million in June 2013. The senior note holders have been notified.

Exchangeable senior debentures. In March 2013, holders of $174 million face amount of our 3 1/4% exchangeable senior debentures (the “2004 Debentures”) elected to exchange their debentures for shares of Host Inc. common stock totaling approximately 11.7 million shares, rather than receive the cash redemption proceeds. In connection with the debentures exchanged for Host Inc. common stock, Host L.P. issued 11.5 million common OP units. The remaining $1 million of debentures were redeemed for cash.

Credit facility. During the first quarter, we repaid $100 million on the revolver portion of our credit facility and at March 31, 2013 have $842 million of available capacity.

Mortgage debt. Subsequent to the end of the quarter, we repaid the 4.75%, $246 million mortgage loan on the Orlando World Center Marriott.

6.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Equity of Host Inc. is allocated between controlling and non-controlling interests as follows (in millions):

	Equity of Host Inc.	Non-redeemable non-controlling interests	Total equity	Redeemable non-controlling interests
Balance, December 31, 2012	$6,825	$34	$6,859	$158
Net income	56	3	59	1
Issuance of common stock	280	—	280	—
Dividends declared on common stock	(74)	—	(74)	—
Other changes in ownership	(18)	2	(16)	16
Other comprehensive income	2	—	2	—

Balance, March 31, 2013	$7,071	$39	$7,110	$175

Capital of Host L.P.

As of March 31, 2013, Host Inc. is the owner of approximately 98.7% of Host L.P.’s common OP units. The remaining 1.3% of the common OP units are held by third party limited partners. Each OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capital of Host L.P. is allocated between controlling and non-controlling interests as follows (in millions):

	Capital of Host L.P.	Non-controlling interests	Total Capital	Limited Partnership Interests of Third Parties
Balance, December 31, 2012	$6,825	$34	$6,859	$158
Net income	56	3	59	1
Issuance of common OP units	280	—	280	—
Distributions declared on common OP units	(74)	—	(74)	(1)
Other changes in ownership	(18)	2	(16)	17
Other comprehensive income	2	—	2	—

Balance, March 31, 2013	$7,071	$39	$7,110	$175

Issuance of Common Stock

During the first quarter of 2013, Host Inc. issued 6.1 million shares of common stock, at an average price of $16.78 per share, for net proceeds of approximately $102 million. These issuances were made in “at-the-market” offerings pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. In connection with the common stock issuance, Host L.P. issued 6.0 million common OP units. There is approximately $198 million of issuance capacity remaining under the current agreements.

Dividends/Distributions

On February 20, 2013, Host Inc.’s Board of Directors declared a regular dividend of $0.10 per share on its common stock. The dividend was paid on April 15, 2013 to stockholders of record as of March 28, 2013. Accordingly, Host L.P. made a distribution of $.1021494 per unit on its common OP units based on the current conversion ratio.

Senior Executive Share Based Compensation

On February 6, 2013, Host Inc. granted 1.6 million restricted shares for performance year 2013 (which represent the maximum number of shares that can be earned during the year if performance is at the “high” level of achievement). Approximately 50% of the restricted shares are performance-based awards, with vesting based on the level of achievement with respect to specific management business objectives in 2013. The remaining awards are market-based awards and vesting is based on Host Inc.’s performance on relative shareholder return as compared to three indices: the S&P 500 Index, the NAREIT Equity Index, and a lodging company index consisting of eight companies. Any performance-based awards and market-based awards that do not vest are forfeited. In addition, the company awarded approximately .4 million stock options with an exercise price of $16.55 per share for performance year 2013. During the first quarter of 2013, we recorded approximately $3.3 million of stock compensation expense associated with the 2013 grant.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Dispositions

We disposed of the Atlanta Marriott Marquis in the first quarter of 2013 and three hotels in 2012. The following table summarizes revenues, income before income taxes, and the gain on disposition of the hotels which have been included in discontinued operations for all periods presented (in millions):

	Quarter ended
	March 31, 2013	March 23, 2012
Revenues	$4	$44
Income before income taxes	11	7
Gain on disposition	19	48

In connection with the sale of the Atlanta Marriott Marquis in the first quarter of 2013, we recorded a gain on the sale of approximately $19 million, net of $5 million deferred for an environmental contingency.

8.	Fair Value Measurements

The following tables detail the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, as well as non-recurring fair value measurements, at March 31, 2013 and December 31, 2012, respectively (in millions):

		Fair Value at Measurement Date Using
	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (a)	$6	$—	$6	$—
Forward currency sale contracts (a)	7	—	7	—
Liabilities
Interest rate swap derivatives (a)	(5)	—	(5)	—

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Fair Value at Measurement Date Using
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value Measurements on a Recurring Basis:
Assets
Interest rate swap derivatives (a)	$7	$—	$7	$—
Forward currency sale contract (a)	5	—	5	—
Liabilities
Interest rate swap derivatives (a)	(6)	—	(6)	—

Fair Value Measurements on a Non-recurring Basis:
Impaired hotel properties held and used (b)	34	—	—	34

(a)	These derivative contracts have been designated as hedging instruments.
(b)	The fair value measurements are as of the measurement date of the impairment and may not reflect the book value as of December 31, 2012.

Derivatives and Hedging

Interest rate swap derivatives designated as cash flow hedges. We have designated our floating-to-fixed interest rate swap derivatives as cash flow hedges. The purpose of the interest rate swaps is to hedge against changes in cash flows (interest payments) attributable to fluctuations in variable rate debt. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk when we calculate the fair value of the swaps. Changes in the fair value of the derivatives are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets. The hedges were fully effective as of March 31, 2013. The following table summarizes our interest rate swap derivatives designated as cash flow hedges (in millions):

						Change in Fair Value Gain (Loss)
	Total					Quarter ended
Transaction Date	Notional Amount		Maturity Date	Swapped Index	All-in Rate	March 31, 2013	March 23, 2012
November 2011 (1)	A$	62	November 2016	Reuters BBSY	6.7%	$1	$1
February 2011 (2)	NZ$	79	February 2016	NZ$ Bank Bill	7.15%	$—	$1

(1)	The swap was entered into in connection with the A$82 million ($85 million) mortgage loan on the Hilton Melbourne South Wharf.
(2)	The swap was entered into in connection with the NZ$105 million ($87 million) mortgage loan on seven properties in New Zealand.

Interest rate swap derivatives designated as fair value hedges. We have designated our fixed-to-floating interest rate swap derivatives as fair value hedges. We enter into these derivative instruments to hedge changes in the fair value of fixed-rate debt that occur as a result of changes in market interest rates. The derivatives are valued based on the prevailing market yield curve on the date of measurement. We also evaluate counterparty credit risk in the calculation of the fair value of the swaps. The changes in the fair value of the derivatives are largely offset by corresponding changes in the fair value of the underlying debt due to changes in the 3-month LIBOR rate, which change is recorded as an adjustment to the carrying amount of the debt. Any difference between the change in the fair value of the swap and the change in the fair value of the underlying debt, which was not significant for the periods presented, is considered the ineffective portion of the hedging relationship and is recognized in net income (loss).

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have three fixed-to-floating interest rate swap agreements for an aggregate notional amount totaling $300 million. During the quarter ended March 31, 2013, the fair value of the swaps decreased $1 million and the change for the quarter ended March 23, 2012 was immaterial.

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

	Total Transaction		Total		Change in Fair Value Gain (Loss)
	Amount in		Transaction	Forward	Quarter ended
Transaction Date Range	Foreign Currency		Amount in Dollars	Purchase Date Range	March 31, 2013	March 23, 2012
May 2008 - January 2013		€120	$163	May 2014- January 2016	$3	$(2)
July 2011	NZ$	30	$25	August 2013	$(1)	$(1)

In addition to the forward sale contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets, which adjustments offset a portion of the translation adjustment related to our foreign investments. The following table summarizes the draws on our credit facility that are designated as hedges of net investments in international operations:

				Gain (Loss)
	Balance	Balance		Quarter ended
Currency	Outstanding US$	Outstanding in Foreign Currency		March 31, 2013	March 23, 2012
Canadian dollars (1)	$31	C$	31	$1	$—
Australian dollars	$7	A$	7	$—	$—
Euros	$28		€22	$1	$—

(1)	We have drawn an additional $74 million on the credit facility in Canadian dollars that has not been designated as a hedging instrument.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Liabilities

Fair Value of Other Financial Liabilities. We did not elect the fair value measurement option for any of our other financial liabilities. Valuations for secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior Notes and the Exchangeable Senior Debentures are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair value of certain financial liabilities are shown below (in millions):

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$3,439	$3,715	$3,038	$3,296
Exchangeable Senior Debentures (Level 1)	359	558	531	725
Credit facility (Level 2)	658	658	763	763
Mortgage debt and other, net of capital leases (Level 2)	1,077	1,095	1,078	1,094

9.	Geographic Information

We consider each of our hotels to be an operating segment, none of which meets the threshold for a reportable segment. We also allocate resources and assess operating performance based on individual hotels. All of our other real estate investment activities (primarily our office buildings) are immaterial and, with our operating segments, meet the aggregation criteria, and thus, we report one segment: hotel ownership. Our international operations consist of hotels in six countries. There were no intersegment sales during the periods presented. The following table presents total revenues and property and equipment for each of the geographical areas in which we operate (in millions):

	Revenues		Property and equipment, net
	Quarter ended
	March 31, 2013	March 23, 2012	March 31, 2013	December 31, 2012
United States	$1,190	$908	$10,785	$11,095
Australia	10	6	131	133
Brazil	8	6	40	39
Canada	21	18	94	97
Chile	8	4	62	63
Mexico	6	4	31	26
New Zealand	12	6	141	135

Total	$1,255	$952	$11,284	$11,588

10.	Non-controlling Interests

Other Consolidated Partnerships. We consolidate five majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-controlling interests – other consolidated partnerships on the unaudited condensed consolidated balance sheets and totaled $39 million and $34 million as of March 31, 2013 and December 31, 2012, respectively. Three of the partnerships have finite lives that terminate between 2081 and 2095, and the associated non-controlling interests are mandatorily redeemable at our option at the end of, but not prior to, the finite life. At March 31, 2013 and December 31, 2012, the fair values of the non-controlling interests in the partnerships with finite lives were approximately $71 million and approximately $65 million, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net income (loss) attributable to non-controlling interests of consolidated partnerships is included in our determination of net income (loss). Net income attributable to non-controlling interests of third parties was $3 million and $2 million for the quarters ended March 31, 2013 and March 23, 2012, respectively, which is included in the determination of net income (loss) attributable to Host Inc. and Host L.P.

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

	March 31, 2013	December 31, 2012
OP units outstanding (millions)	9.8	9.9
Market price per Host Inc. common share	$17.49	$15.67
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$175	$158
Historical cost (millions)	$96	$96
Book value (millions) (a)	$175	$158

(a)	The book value recorded is equal to the greater of redemption value or historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P. The income attributable to the non-controlling interests of Host L.P. for the quarter ended March 31, 2013 was $1 million and was immaterial for the quarter ended March 23, 2012.

11.	Legal Proceedings

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have accrued approximately $11 million as of March 31, 2013 and estimate that, in the aggregate, our losses related to these proceedings could be as much as $53 million. We believe this range represents the maximum potential loss for all of our legal

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

proceedings, with the exception of the San Antonio litigation discussed below. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

We also have accrued a loss contingency of approximately $59 million related to the litigation concerning the ground lease for the San Antonio Marriott Rivercenter. In relation to this legal proceeding, we have funded a court-ordered $25 million escrow reserve, which is included in restricted cash. For further detail on this legal proceeding, see Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended December 31, 2012.

12.	Subsequent Event

On April 1, 2013, we sold approximately four acres of excess land adjacent to our Newport Beach Marriott Hotel & Spa for $24 million. The land, which previously was used for tennis courts, has been approved for the development and sale of 79 luxury condominiums. We will recognize a gain on sale of approximately $21 million in the second quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this report. Host Inc. operates as a self-managed and self-administered REIT. Host Inc. is the sole general partner of Host L.P. and holds 98.7% of its partnership interests. Host L.P. is a limited partnership operating through an umbrella partnership structure. The remaining approximate 1.3% of Host L.P.’s common OP units are owned by various unaffiliated limited partners.

Change in Reporting Periods

Effective January 1, 2013, we report quarterly operating results on a calendar cycle, which is now consistent with all of our hotel managers and the majority of companies in the lodging industry. Historically, our annual financial statements have been reported on a calendar basis and are unaffected by this change. However, our quarterly operating results have been reported based on a 52-53 week fiscal calendar used by Marriott International, Inc. (“Marriott”), the manager of approximately 50% of our properties. For 2013, Marriott converted to reporting results based on a 12-month calendar year. During 2012, Marriott used a fiscal year ending on the Friday closest to December 31 and reported twelve weeks of operations for the first three quarters and sixteen weeks for the fourth quarter of the year for its Marriott-managed hotels. Accordingly, our first three quarters of operations in 2012 ended on March 23, June 15 and September 7. In contrast, managers of our other hotels, such as Ritz-Carlton, Hyatt, and Starwood, reported results on a monthly basis. During 2012, we did not report the month of operations that ended after our fiscal quarter until the following quarter for those hotels using a monthly reporting period because these hotel managers did not make mid-month results available to us. Accordingly, the month of operations that ended after our fiscal quarter was included in our quarterly results of operations in the following quarter for those calendar reporting hotel managers. As a result, our 2012 quarterly results of operations include results from hotel managers reporting results on a monthly basis as follows: first quarter (January, February), second quarter (March to May), third quarter (June to August) and fourth quarter (September to December).

We will not restate the previously filed 2012 quarterly financial statements, which are prepared in accordance with GAAP because certain property-level operating expenses for our Marriott-managed properties necessary to restate operations are unavailable on a daily basis. Because we rely upon our operators for the hotel operating results used in our financial statements, the unavailability of this information on a calendar quarter basis for 2012 made restating our financial statements in accordance with GAAP unfeasible. Accordingly, the corresponding 2012 quarterly historical operating results are not comparable to our 2013 quarterly results.

However, to enable investors to better evaluate our performance over comparable periods, we have presented certain 2012 quarterly results and operating statistics on a calendar year basis of reporting, which we will refer to as “2012 As Adjusted” results. The financial information for 2012 As Adjusted quarter presented herein was calculated based on our actual reported operating results for the quarter ended March 23, 2012 period adjusted as follows:

•

For our 59 hotels operated by Marriott that have traditionally reported operations on the basis of a 52-53 week fiscal calendar (that included operations through March 23, 2012, for the first quarter), our 2012 As Adjusted results reflect the $60 million of revenue for these hotels for the eight days from March 24, 2012 through March 31, 2012, (based on daily revenue information provided by Marriott International) that previously were included in our results of operations for the second quarter 2012.

•

Because Marriott is not able to provide us with operating expenses for our Marriott-operated hotels for the same March 24, 2012 through March 31, 2012 period, our 2012 As Adjusted results reflect approximately $43 million of operating expenses that we have estimated were incurred for our Marriott-operated hotels for the period. We derived these estimates based on an internally developed allocation methodology based on historical expenses provided by Marriott consistent with its prior 52-53 week reporting calendar.

•

For our 58 hotels operated by managers other than Marriott (including those by Ritz-Carlton, Hyatt and Starwood), that have traditionally reported operations on a calendar month basis, our 2012 As Adjusted results reflect the $231 million of revenues and $167 million of operating expenses for these non-Marriott hotels for the full calendar month of March 2012 that previously were included in our results of operations for the second quarter 2012.

•

For all other income statement line items presented for the 2012 As Adjusted quarter ended March 31, 2012, including depreciation, interest income and expense and other corporate costs, as well as those used in the reconciliations for our non-GAAP measures, our “As Adjusted” results reflect such amounts for the full calendar quarter ended March 31, 2012 based on historical information.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about global economic prospects and the speed and strength of a recovery, and (ii) other factors such as natural disasters, weather, changes in the international political climate, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

•	operating risks associated with the hotel business, including the effect of increasing labor costs or changes in workplace rules that affect labor costs;

•

the continuing volatility in global financial and credit markets, and the impact of budget deficits and pending and future U.S. governmental action to address such deficits through reductions in spending and similar austerity measures, which could materially adversely affect the U.S. and global economic conditions, business activity, credit availability, borrowing costs, and lodging demand;

•

the impact of geopolitical developments outside the U.S., such as the sovereign credit issues in certain countries in the European Union, or unrest in the Middle East, which could affect the relative volatility of global credit markets generally, global travel and lodging demand, including for our foreign hotel properties;

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

•	our ability to maintain our properties in a first-class manner, including meeting capital expenditures requirements, and the effect of renovations on our hotel occupancy and financial results;

•	our ability to compete effectively in areas such as access, location, quality of accommodations and room rate structures;

•	our ability to acquire or develop additional properties and the risk that potential acquisitions or developments may not perform in accordance with our expectations;

•	relationships with property managers and joint venture partners and our ability to realize the expected benefits of our joint ventures and other strategic relationships;

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10–K for the year ended December 31, 2012 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results. As of May 7, 2013, we own 118 hotel properties, which operate primarily in the luxury and upper upscale hotel sectors. For a general overview of our business, see our most recent Annual Report on Form 10-K.

Due to the difference in the reporting period between the first quarter of 2013 (through March 31, 2013) and the first quarter of 2012 (through March 23, 2012), our results of operations as presented in accordance with GAAP are not comparable to the prior year. As discussed previously, when compared to the 2012 as reported amounts, the operations for 2013 include an additional eight days for our Marriott properties, as well as the month of March for our non-Marriott managed properties, which were reported in the second quarter in 2012. Therefore, management’s discussion of the results of operations will focus on the March 31, 2013, operations compared to the March 31, 2012 As Adjusted period, as a supplemental measure of performance to describe the current trends in our operations.

The following chart reconciles significant statement of operation line items between the quarter ended March 23, 2012 as reported and the quarter ended March 31, 2012 As Adjusted (in millions):

	Revenues	Operating Profit	Income (Loss) from Continuing Operations	Net Income
For the quarter ended March 23, 2012 (As Reported)	$952	$16	$(55)	$—
Marriott-managed properties - March 24, 2012 through March 31, 2012	60	17	17	17
Non-Marriott-managed properties - March 2012 operations	231	64	64	64
Depreciation expense - March 24, 2012 through March 31, 2012	—	(12)	(12)	(12)
Interest expense - March 24, 2012 through March 31, 2012	—	—	(8)	(8)
Hotels leased from HPT and other	6	(2)	(2)	(2)

For the quarter ended March 31, 2012 (As Adjusted)	$1,249	$83	$4	$59

Total comparable revenues at our owned hotels increased 2.6% for the first quarter of 2013 compared to the first quarter of 2012 As Adjusted, primarily driven by higher rooms revenues. Comparable RevPAR for this quarter increased 5.1% due to a 4.0% increase in average room rates and a 70 basis points increase in average occupancy. The increase was also slightly impacted by one additional day in the 2012 As Adjusted quarter as 2012 was a leap year. The results for the quarter reflect a 9.2% increase in transient revenue, partially offset by a 3.7% decline in group revenue. Group demand was negatively affected by the difficult calendar comparisons, which include the timing of the Easter holiday (which occurred during the first quarter in 2013 and the second quarter 2012 As Adjusted). This weakness in group business significantly impacted food and beverage revenues for the quarter, which decreased $2 million at our comparable hotels.

Operating margins (calculated based on operating profit as a percentage of revenues) increased 60 basis points for the first quarter of 2013 as compared to the first quarter of 2012 As Adjusted. Operating margins are affected significantly by several items, including results from our non-comparable hotels and depreciation expense. Our comparable hotel adjusted operating profit margins, which exclude, among other items, operations from our non-comparable hotels, depreciation and corporate expenses, increased 85 basis points for the quarter. Margin growth was driven by the growth in revenues from room rate improvements, partially offset by the decline in profit for our food and beverage department.

Income from continuing operations for the first quarter of 2013 improved by $30 million compared to the first quarter 2012 As Adjusted due to the improvements in operating profit described above, as well as a 19.1% decline in interest expense, as we continue to refinance at lower interest rates and repay higher-rated debt. The operating improvements partially were offset by an increase in depreciation expense due to our 2012 acquisitions and capital expenditures and a decline in the income tax benefit.

Outlook. We believe that the positive trends and strong lodging fundamentals seen in the first quarter will continue throughout 2013. While we expect economic growth to moderate in the second quarter as the full impact of the sequestration takes hold, we expect the second half of the year to return to modest growth, supported by projected continued strength in the housing market, business investment, and consumer spending. Additionally, our hotels continue to benefit from strong overseas arrivals particularly due to concentration of hotels in East and West coast gateway cities. We believe that these positive trends will result in improved operating performance and comparable hotel RevPAR growth of 5% to 7% for 2013.

We estimate that supply growth in 2013 for upper-upscale hotels will continue to be below the long-term industry trend. This low supply growth has resulted from (i) the long planning cycle needed to build upper-upscale hotels, (ii) lack of available credit in prior years, and (iii) upper-upscale hotels in gateway markets continuing to trade below replacement cost. Additionally, we anticipate that demand will continue to increase at a rate greater than supply, supported by a strong group booking pace for the remainder of the year. With occupancy at or near prior peak levels, we expect RevPAR growth to be primarily driven by improvements in average rate. As growth in room rates typically drives more profit than growth in occupancy, we expect further margin improvement.

While we believe that the lodging industry will continue to improve, several key factors continue to negatively affect the economic recovery and add to general market uncertainty. These factors include, but are not limited to: (i) the uncertain economic environment in Europe, (ii) higher U.S. taxes, as well as continued uncertainty around U.S. tax and spending policies and the effects of the sequester, and (iii) continued high levels of unemployment. Therefore, there can be no assurance that any increases in hotel revenues or earnings at our properties or improvement in margins will continue, for any number of reasons, including those listed above.

Investing activities outlook

Value Enhancement Projects. We look to enhance the value of our portfolio by identifying and executing strategies designed to achieve the highest and best use of all aspects of our properties. We believe that the successful execution of these projects will create significant value for the company. On April 1, 2013, we sold approximately four acres of excess land adjacent to our Newport Beach Marriott Hotel & Spa to a luxury homebuilder for $24 million. The land, which previously was used for tennis courts, has been approved for the development and sale of 79 luxury condominiums. We will recognize a $21 million gain on the sale in the second quarter.

Redevelopment and Return on Investment Capital Expenditures. Redevelopment and ROI projects primarily consist of large-scale redevelopment projects. During the first quarter of 2013 and 2012, we invested $21 million and $48 million, respectively, in these projects. During 2013, we plan to spend between $90 million and $100 million for redevelopment and ROI projects. Significant ROI capital expenditures during the first quarter included investment in a new pavilion at the JW Marriott Desert Springs Resort & Spa, continued redevelopment of the pool complex at the Orlando World Center Marriott as part of the large-scale renovation at the hotel and the conversion of a restaurant into meeting space at The Westin New York Grand Central.

Acquisition Capital Expenditures. In conjunction with the acquisition of a property, we prepare capital and operational improvement plans designed to maximize profitability and enhance the guest experience. During the first quarter, we completed the renovation of all 888 guest rooms at the Grand Hyatt Washington and continued work on the guestrooms in the second tower of the Manchester Grand Hyatt San Diego. During the first quarter of 2013 and 2012, we spent approximately $15 million and $14 million, respectively, on acquisition projects and expect to invest between $40 million and $50 million for 2013.

Renewal and Replacement Capital Expenditures. We spent $87 million and $100 million on renewal and replacement expenditures during the first quarter of 2013 and 2012, respectively. These expenditures are designed to ensure that our high standards for product quality are maintained and to enhance the overall competitiveness of our properties in the marketplace. Major projects during the first quarter of 2013 included rooms renovations at the Philadelphia Airport Marriott, the San Francisco Marriott Marquis and the San Diego Marriott Mission Valley, as well as the renovation of almost 40,000 square feet of meeting and public space at The Ritz-Carlton, Tysons Corner and over 36,000 square feet of meeting space at The Westin Denver Downtown. We expect that our investment in renewal and replacement expenditures in 2013 will total approximately $270 million to $290 million.

Financing activities outlook

We have continued to progress on our long-term goal of strengthening our balance sheet by lowering our debt-to-equity ratio and extending debt maturities by strategically raising and deploying capital, thereby improving our overall leverage and coverage ratios. We believe, based on the overall strength of our balance sheet, that we have sufficient liquidity and access to the capital markets in order to pay our near-term debt maturities, fund our capital expenditures programs and take advantage of investment opportunities (for a detailed discussion, see “—Liquidity and Capital Resources”).

Debt Transactions. During the first quarter of 2013, we issued $400 million of 3.75% Series D senior notes due October 2023 and received proceeds from the issuance of approximately $396 million, net of discount, underwriting fees and expenses. The net proceeds from the issuance of the Series D senior notes, together with available cash, will be used to redeem, on May 15, the $400 million of 9% Series T senior notes due 2017 at 104.5% (an $18 million call premium). The refinancing will result in annual interest savings of $21 million.

During March 2013, we redeemed the remaining $175 million of our 3 1/4% exchangeable senior debentures (the “2004 Debentures”). Holders of approximately $174 million of the debentures elected to exchange their debentures for shares of Host Inc. common stock totaling approximately 11.7 million shares, rather than receive the cash redemption proceeds, while the remaining $1 million of debentures were redeemed for cash. In connection with the debentures exchanged for Host Inc. common stock, Host L.P. issued 11.5 million common OP units.

During the quarter, we repaid $100 million on the revolver portion of our credit facility. At March 31, 2013, we have $842 million of remaining available capacity under the revolver portion of our credit facility.

Subsequent to the end of the quarter, on May 1, we repaid the 4.75%, $246 million mortgage loan on the Orlando World Center Marriott with available cash. Additionally, on May 2, we called $200 million of our 6.75% Series Q senior notes due 2016 and will redeem them at 101.125% (a $2 million call premium) on June 3, 2013. The redemption will be funded through a draw on our credit facility of approximately $150 million and with available cash. After adjusting for these transactions, as well as the redemption of the Series T senior notes, we will have approximately (i) $380 million of cash and cash equivalents, (ii) $692 million of available capacity under our credit facility, and (iii) approximately $4.8 billion of debt with a weighted average debt maturity of 5.8 years. Additionally, our annual cash interest expense will be approximately $230 million (see “—Liquidity and Capital Resources”).

Equity Transactions. During the first quarter of 2013, Host Inc. issued 6.1 million shares of common stock, at an average price of $16.78 per share, for net proceeds of approximately $102 million. These issuances were made in our “at-the-market” equity program pursuant to Sales Agency Financing Agreements with BNY Mellon Capital Markets, LLC and Scotia Capital (USA) Inc. In connection with the common stock issuance, Host L.P. issued 6.0 million common OP units. There is approximately $198 million of issuance capacity remaining under the current agreements.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended			Quarter ended
	March 31, 2013	As Adjusted March 31, 2012	% Increase (Decrease)	As Reported March 23, 2012	% Increase (Decrease)
Revenues:
Owned hotel revenues	$1,238	$1,183	4.6%	$892	38.8%
Other revenues (a)	17	66	N/M	60	N/M
Operating costs and expenses:
Property-level costs (b)	1,139	1,142	(0.3)%	914	24.6%
Corporate and other expenses	26	24	8.3%	22	18.2%
Operating profit	90	83	8.4%	16	N/M
Interest expense	(76)	(94)	(19.1)%	(86)	(11.6)%
Benefit for income taxes	7	11	(36.4)%	13	(46.2)%
Income (loss) from continuing operations	34	4	N/M	(55)	N/M
Income from discontinued operations	26	55	(52.7)%	55	(52.7)%

Host Inc.:
Net income attributable to non-controlling interests	$(4)	$(4)	N/M	$(2)	100.0%
Net income (loss) attributable to Host Inc.	56	55	1.8%	(2)	N/M

Host L.P.:
Net income attributable to non-controlling interest	$(3)	$(3)	N/M	$(2)	50.0%
Net income (loss) attributable to Host L.P.	57	56	1.8%	(2)	N/M

(a)	The quarters ended March 31, 2012 and March 23, 2012, respectively, include the results of the 53 Courtyard by Marriott properties leased from Hospitality Properties Trust (“HPT”). These leases expired on December 31, 2012.
(b)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations less corporate and other expenses. For the quarters ended March 31, 2012 and March 23, 2012, the amounts include costs associated with the properties leased from HPT.

N/M=Not meaningful.

The following tables reflect certain hotel operating statistics:

	Quarter ended
	March 31, 2013	As Adjusted March 31, 2012	% Increase
Comparable hotel operating statistics (a):
RevPAR	$142.87	$135.98	5.1%
Average room rate	$197.57	$189.94	4.0%
Average occupancy	72.3%	71.6%	0.7 pts.

(a)	Comparable hotel operating statistics for the quarters ended March 31, 2013 and 2012, respectively, are based on 110 comparable hotels as of March 31, 2013.

	Quarter ended
	March 31, 2013	As Adjusted March 31, 2012	% Increase
All hotel operating statistics (a):
RevPAR	$141.45	$132.67	6.6%
Average room rate	$196.57	$186.65	5.3%
Average occupancy	72.0%	71.1%	0.9 pts.

(a)	Operating statistics are for all properties as of March 31, 2013 and 2012, and include the results of operations for certain hotels prior to their disposition.

2013 Compared to 2012

Hotel Sales Overview

The following table reflects revenues and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended			Quarter ended
	March 31, 2013	As Adjusted March 31, 2012	% Increase	As Reported March 23, 2012	% Increase
Revenues:
Rooms	$781	$735	6.3%	$553	41.2%
Food and beverage	379	372	1.9	282	34.4
Other	78	76	2.6	57	36.8

Owned hotel revenues	1,238	1,183	4.6	892	38.8
Other revenues	17	66	N/M	60	N/M

Total revenues	$1,255	$1,249	0.5	$952	31.8

Total revenues for the first quarter of 2013 increased slightly when compared to the first quarter 2012 As Adjusted. This increase is due to the improved performance of our owned hotels for the first quarter of 2013, as well as an incremental $21 million of revenue for the first quarter for the Grand Hyatt Washington, which we acquired on July 16, 2012. These increases largely were offset by $53 million of revenues recorded in the first quarter of 2012 As Adjusted for hotels leased from Hospitality Properties Trust, included in other revenues. These leases were terminated on December 31, 2012. Our non-comparable hotels contributed to the first quarter increase in revenues and overall RevPAR. In addition to the inclusion of the Grand Hyatt Washington, which has a higher RevPAR than the portfolio, there has been strong improvement at the hotels that were under significant renovation in the prior year. Additionally, revenues and expenses for four properties sold in 2012 and 2013 have been reclassified to discontinued operations and, accordingly, are excluded from the revenues and expenses discussed in this section.

Rooms. Rooms revenues increased 6.3% for the first quarter of 2013 compared to the first quarter of 2012 As Adjusted. For our comparable hotels, rooms revenues increased 3.9% for the quarter. Comparable RevPAR for this quarter increased 5.1% due to a 4.0% increase in average room rates and a 70 basis points increase in average occupancy. The increase in room revenues due to the incremental revenue from the Grand Hyatt Washington was approximately 1.8%.

Food and beverage. Food and beverage revenues increased 1.9% for the first quarter of 2013 compared to the first quarter of 2012 As Adjusted. This increase primarily was driven by the incremental revenue associated with the Grand Hyatt Washington. For our comparable hotels, food and beverage revenues were slightly lower for the quarter, which reflects meeting space renovations at the Sheraton New York Times Square, the closure of the restaurant at the New York Marriott Downtown and difficult comparisons from prior year, including the timing of the Easter holiday. We expect this trend to reverse as the year progresses.

Other revenues from owned hotels. For the first quarter of 2013, other revenues from owned hotels increased 2.6% compared to the first quarter of 2012 As Adjusted, with an increase of 1.7% due to growth in lease revenue at the New York Marriott Marquis, and an increase of 0.7% due to the incremental revenues from the Grand Hyatt Washington.

Comparable Portfolio Operating Results. We discuss operating results for our hotels on a comparable basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of properties acquired or sold, or that incurred significant property damage or business interruption or large scale capital projects during these periods. As of March 31, 2013, 110 of our 118 owned hotels have been classified as comparable hotels. See “Comparable Hotel Operating Statistics” for a complete description of our comparable hotels. We also discuss our comparable operating results by property type (i.e. urban, suburban, resort/conference or airport), geographic region and mix of business (i.e. transient, group or contract).

Comparable Hotel Sales by Property Type

The following tables set forth performance information for our comparable hotels by property type as of March 31, 2013 and 2012, respectively:

Comparable Hotels by Property Type (a)

	As of March 31, 2013		Quarter ended March 31, 2013			As Adjusted Quarter ended March 31, 2012 (b)
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Urban	57	35,294	$198.58	72.3%	$143.49	$194.81	71.2%	$138.77	3.4%
Suburban	29	10,568	161.50	66.4	107.17	151.08	67.5	101.91	5.2
Resort/ Conference	13	6,356	294.56	79.6	234.57	273.88	76.7	210.15	11.6
Airport	11	5,168	130.35	75.8	98.86	125.20	76.2	95.36	3.7

All Types	110	57,386	197.57	72.3	142.87	189.94	71.6	135.98	5.1

(a)	For further discussion, see “—Change in Reporting Periods” and “Comparable Hotel Operating Statistics”.
(b)	The March 31, 2012 As Adjusted results include one additional day of operations in February compared to March 31, 2013 due to the 2012 leap year.

During the quarter, our Resort/Conference properties led the portfolio with an 11.6% increase in RevPAR due to a 7.6% increase in average room rate and a 2.9 percentage point increase in average occupancy. These properties benefited from the shift of the Easter holiday from the second quarter in 2012 to the first quarter in 2013 and were led by a strong performance in both our Florida and Hawaii markets. Conversely, our urban properties that are traditionally dependent upon group and business travel were negatively impacted by the Easter calendar changes.

Comparable Hotel Sales by Geographic Region

The following tables set forth performance information for our comparable hotels by geographic region as of March 31, 2013 and 2012, respectively:

Comparable Hotels by Region (a)

	As of March 31, 2013		Quarter ended March 31, 2013			As Adjusted Quarter ended March 31, 2012 (b)
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Percent Change in RevPAR
Pacific	27	16,884	$197.12	74.2%	$146.33	$191.26	75.7%	$144.72	1.1%
Mid-Atlantic	11	8,638	219.60	75.6	166.07	214.66	71.7	153.83	8.0
South Central	9	5,695	170.72	75.7	129.29	156.69	75.2	117.81	9.7
D.C. Metro	12	5,418	201.84	67.1	135.41	198.51	66.5	132.04	2.6
North Central	11	4,782	141.36	61.6	87.09	138.36	64.6	89.38	(2.6)
Florida	8	3,680	283.54	84.5	239.48	258.41	80.7	208.60	14.8
New England	6	3,672	160.83	64.4	103.56	156.77	58.6	91.82	12.8
Mountain	7	2,885	197.25	67.9	133.96	191.07	68.1	130.11	3.0
Atlanta	6	2,183	176.23	70.8	124.82	171.78	68.5	117.65	6.1
Asia-Pacific	6	1,255	163.69	83.8	137.13	158.25	82.0	129.73	5.7
Canada	3	1,219	178.00	64.3	114.45	172.97	61.9	107.03	6.9
Latin America	4	1,075	241.89	67.3	162.81	240.65	72.4	174.12	(6.5)

All Regions	110	57,386	197.57	72.3	142.87	189.94	71.6	135.98	5.1

(a)	For further discussion, see “—Change in Reporting Periods” and “Comparable Hotel Operating Statistics”.
(b)	The March 31, 2012 As Adjusted results include one additional day of operations in February compared to March 31, 2013 due to the 2012 leap year.

Our Florida region outperformed the portfolio for the first quarter of 2013, as RevPAR increased 14.8%, as a result of a 9.7% increase in average room rate and a 3.8 percentage point increase in occupancy. Our Miami and Fort Lauderdale hotels performed well as RevPAR increased 12.8% primarily as a result of a 14.8% increase in average room rate partially offset by a 1.5 percentage point decrease in occupancy as strength in both group and transient bookings allowed our hotels to drive rate.

For the first quarter of 2013, our properties in the New England region increased RevPAR 12.8%, as a result of a 5.8 percentage point increase in occupancy and a 2.6% increase in average room rate. The top performing market in this region was Boston, which experienced a RevPAR increase of 14.2% due to a 7.0 percentage point increase in occupancy and a 2.1% increase in average room rate driven by in-house group demand, which helped create compression to drive rates.

The 9.7% increase in RevPAR for our South Central region for the first quarter of 2013 was driven by a 9.0% increase in average room rate. San Antonio was the top performing market in the region as a result of a 10.4% increase in average room rate as the mix in group demand shifted to higher rated association and corporate business and a 4.0 percentage point increase in occupancy. In addition, our properties in the Houston market had a strong quarter with a RevPAR increase of 11.8%.

Our Mid-Atlantic region improved for the first quarter of 2013, as RevPAR increased 8.0%, due to a 3.9 percentage point increase in occupancy and a 2.3% increase in average room rate. The New York market drove this change with a 12.1% increase in RevPAR primarily resulting from an 8.3 percentage point increase in occupancy due to an increase in international arrivals. Our New York properties also benefitted from the recently completed renovations at the Sheraton New York Times Square, the New York Marriott Marquis and the W New York. This increase was partially offset by a 10.1% decrease in RevPAR for our Philadelphia market which was our worst performing market for the quarter.

Our D.C. Metro region’s RevPAR increased 2.6% for the first quarter of 2013, primarily as a result of a 1.7% increase in average room rate. This increase resulted from the Presidential Inauguration in January which was offset by the negative effects of sequester and a decline in government-related travel. Our downtown hotels performed much better than our suburban hotels, with RevPAR up 5.3%.

RevPAR increased 1.1% for our Pacific region for the first quarter of 2013, due to a 3.1% increase in average room rate which was partially offset by a 1.5 percentage point decline in occupancy. Our hotels in Hawaii continued to outperform our expectations with a RevPAR increase of 8.4% due to strong group and transient demand, which helped drive improvements in average room rate. Our Seattle hotels increased RevPAR 7.6% as occupancy increased 3.9 percentage points primarily due to strong transient demand. Our hotels in San Diego experienced a decrease in RevPAR of 7.6% as a result of 4.6 percentage point decrease in occupancy due to lower city-wide demand and a 1.8% decline in average room rate. Three of our San Diego properties were also negatively affected by rooms renovations during the quarter. Similarly, operations were also negatively impacted by renovations at the San Francisco Marriott Marquis during the quarter, which resulted in a 2.5% decline in RevPAR for this market. Excluding the San Francisco Marriott Marquis, RevPAR in San Francisco would have increased 6.7%.

Hotels Sales by Business Mix

The majority of our customers fall into three broad groups: transient, group and contract business. The information below is derived from business mix data for 95 of our hotels for which business mix data is available from our managers. For further detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.

Transient revenues increased 9.2% for the first quarter of 2013 due to a 4.7% increase in average daily rate and a 4.3% improvement in demand. During the quarter, our managers were able to offset softness in our group demand with short-term discount transient business, which experienced a 12.2% increase in room nights and an 8.7% increase in average daily rate. At the same time, special corporate transient demand decreased 5.8%, as this business tends to correlate more closely with overall group demand.

Group revenues declined 3.7% reflecting a decline in occupancy of 4.9% partially offset by improvement in overall rates of 1.2% for the quarter. The decline primarily reflects the difficult calendar comparisons to the first quarter 2012 As Adjusted, which include the timing of the Easter holiday and an extra day for the leap year in 2012, as well as continued economic uncertainties in domestic markets. Conversely, we expect stronger group performance in the second quarter of 2013 due to the change in this holiday. Weak citywide demand in San Diego and Philadelphia, as well as the meeting space renovation at the Sheraton New York Times Square, contributed to weak association group demand, which declined 3.6% for the quarter. Additionally, cancellations of government and government-related bookings contributed to the weakness in group revenues. Corporate group business had a stronger quarter, with revenue growth of 2.2% despite the difficult comparisons to 2012.

Property-level Operating Expenses

The following table reflects property-level operating expenses and includes both comparable and non-comparable hotels (in millions, except percentages):

	Quarter ended			Quarter ended
	March 31, 2013	As Adjusted March 31, 2012	% Increase (Decrease)	As Reported March 23, 2012	% Increase (Decrease)
Expenses:
Rooms	$221	$207	6.8%	$160	38.1%
Food and beverage	281	272	3.3	208	35.1
Other departmental and support expenses	316	312	1.3	242	30.6
Management fees	48	44	9.1	33	45.5
Other property-level expenses	96	146	(34.2)	122	(21.3)
Depreciation and amortization	177	161	9.9	149	18.8

Total property-level operating expenses	$1,139	$1,142	(0.3)	$914	24.6

Our operating costs and expenses, which are both fixed and variable, are affected by changes in occupancy, inflation and revenues (which affect management fees), though the effect on specific costs will differ. Our wages and benefits account for approximately 55% of the operating expenses at our hotels (which excludes depreciation). Other property level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels. Operating expenses in the quarter ended March 31, 2013 also included the operations of the Grand Hyatt Washington, which increased our total property-level operating expenses by an incremental $18 million for the quarter.

Rooms. The increase in rooms expenses for the first quarter of 2013 compared to the first quarter of 2012 As Adjusted reflects a $9 million, or 4.6%, increase in expenses at our comparable hotels and a 1.3% increase due to incremental expenses from the Grand Hyatt Washington.

Food and beverage. The increase in food and beverage costs for the first quarter of 2013 was due primarily to the inclusion of incremental expenses from the Grand Hyatt Washington. Comparable food and beverage expenses increased just $1 million for the quarter.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased 4.1% for the first quarter of 2013 compared to the first quarter of 2012 As Adjusted. The increase in management fees primarily is due to improvements in revenues. Incentive management fees, which generally are based on the level of operating profit at each property after we have received a priority return on our investment, increased $4 million for the quarter.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. The decline in other property-level expenses reflects $57 million of expenses that were recorded in the first quarter of 2012 As Adjusted for hotels leased from Hospitality Properties Trust. These leases were terminated on December 31, 2012. The decline partially was offset by a 5.2% increase in property taxes at our comparable hotels.

Depreciation and Amortization. The increase in depreciation and amortization expense in the first quarter of 2013 compared to the first quarter of 2012 As Adjusted is due primarily to capital projects completed at our properties in 2012 and the acquisition of the Grand Hyatt Washington.

Other Income and Expense

Interest Expense. The $18 million decrease in interest expense for the first quarter of 2013 compared to the first quarter of 2012 As Adjusted reflects a decline of 75 basis points in our weighted average interest rate and a 10% decline in the total debt balance.

Net gains on property transactions and other. The increase in net gains on property transactions and other primarily represents the recognition of a previously deferred $11 million gain related to an eminent domain claim by the State of Georgia of 2.9 acres of land for highway expansion at the Atlanta Marriott Perimeter Center. We received the cash proceeds in 2007, but could not recognize the gain until certain requirements were completed.

Benefit from Income Taxes. We lease substantially all of our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The difference between hotel-level operating cash flow and the aggregate rent paid to Host L.P. by the TRS represents taxable income or loss, on which we record an income tax provision or benefit. The $7 million and $11 million income tax benefits recorded in the first quarter of 2013 and the first quarter of 2012 As Adjusted, respectively, primarily are due to tax losses incurred by the TRS in these quarters as a result of the seasonality of hotel operations.

Income from Discontinued Operations. The income from discontinued operations for the first quarter of 2013 primarily consists of the $19 million gain recorded and the recognition of $10 million of previously deferred key money as a result of the sale of the Atlanta Marriott Marquis. As part of our decision to invest in ROI and other capital expenditures or in conjunction with the possible acquisition or disposition of properties, we may enter into negotiations with our operators to amend management agreements for which we may receive cash compensation, which is referred to as key money. Key money is considered deferred revenue and recognized over the life of the related management agreements as a reduction to management fee expense. The income from discontinued operations for the first quarter of 2012 As Adjusted primarily consists of the $48 million gain recorded as a result of the sale of the San Francisco Airport Marriott.

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity in order to provide stability and financial flexibility, given the inherent volatility in the lodging industry. During the first quarter of 2013, we continued to focus on strategically decreasing our debt-to-EBITDA (leverage) ratio and on increasing our interest coverage ratio through (i) equity issuances and/or dispositions to fund future acquisitions, and (ii) the repayment and refinancing of senior notes and mortgage debt to extend maturity dates and lower interest rates.

Our debt profile is structured to allow us to access different forms of financing, primarily senior notes, exchangeable debentures and credit facility draws, as well as mortgage debt in the U.S. Generally, this means that we will look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities, and maintain a balanced maturity schedule. As of March 31, 2013, 104 of our 118 hotels are unencumbered by mortgage debt and approximately 81% of our debt consists of senior notes, exchangeable debentures and borrowings under our credit facility, none of which are collateralized by specific hotel properties.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and unitholders. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gains, on an annual basis. On February 20, 2013, we declared a dividend of $.10 per share of Host Inc.’s common stock. The dividend, which totaled approximately $74 million, was paid on April 15, 2013. See also “ – Dividend Policy” for more information.

Capital Resources. As of March 31, 2013, we had $1.1 billion of cash and cash equivalents and $842 million available under our credit facility. As discussed earlier, subsequent to quarter-end, we have repaid or announced the redemption of $846 million of debt (approximately $150 million of which will be funded through a draw on the revolver portion of our credit facility). We believe that we have sufficient liquidity and access to the capital markets to take advantage of opportunities to enhance our portfolio, withstand declines in operating cash flow, pay our near-term debt maturities, and fund our capital expenditures program. We depend primarily on external sources of capital or proceeds from asset sales to finance future growth, including acquisitions, and to fund our near-term debt maturities and increase our liquidity. If, at any time, we determine that market conditions are favorable, after taking into account our liquidity requirements, we may seek to issue and sell shares of Host Inc. common stock in registered public offerings, including through sales directly on the NYSE through our current at-the-market equity program described previously, or to issue and sell shares of Host Inc. preferred stock. We also may seek to cause Host L.P. to issue senior notes or debentures exchangeable for shares of Host Inc. common stock. Because a portion of our debt matures every year, we will continue to use our available cash or new debt issuances to redeem or refinance senior notes and mortgage debt, taking advantage of favorable market conditions, when available. We also may pursue opportunistic refinancings to improve our liquidity, extend debt maturities and reduce interest expense.

In February of 2013, Host Inc.’s Board of Directors authorized repurchases of up to $500 million of senior notes, exchangeable debentures and mortgage debt (other than in accordance with its terms). After the anticipated redemption of the Series Q senior notes, we have $300 million available under this authority. Separately, the Board of Directors authorized redemptions and repurchases of all or a portion of $175 million principal amount of our 3 1/4% exchangeable debentures. The redemption of all $175 million of the 3 1/4% exchangeable debentures did not reduce the $500 million of Board authority noted above to repurchase other debt securities. We may purchase senior notes and exchangeable debentures for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any refinancing or retirement before the maturity date would affect earnings and NAREIT Funds From Operations (“FFO”) per diluted share, as defined below, as a result of the payment of any applicable call premiums and the acceleration of previously deferred financing costs. Accordingly, in light of our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws, be considering, or be in discussions with respect to, the purchase or sale of common stock, exchangeable debentures and/or senior notes. Any such transactions may, subject to applicable securities laws, occur simultaneously.

During the first quarter of 2013, we issued 6.1 million shares of Host Inc. common stock, at an average price of $16.78 per share, for proceeds of approximately $102 million, net of $1 million in commissions under our 2012 “at-the-market” equity program. At March 31, 2013, we have $198 million of remaining capacity under this program.

Sources and Uses of Cash. Our principal sources of cash include operations, the sale of assets, and proceeds from debt and equity issuances. Our principal uses of cash include acquisitions, debt repayments and repurchases, capital expenditures, operating costs, corporate expenses and distributions to equity holders.

Cash Provided by Operations. Our cash provided by operations for first quarter 2013 increased $104 million to $177 million compared to 2012. This increase primarily is due to the effects of the change in the calendar quarter, which accounted for approximately 65% of the increase, with the balance due to improved operations at our hotels.

Cash Provided by/Used in Investing Activities. Approximately $147 million of cash was provided by investing activities during the first quarter of 2013 compared to $92 million used during the first quarter of 2012. This includes $279 million of proceeds from the sale of one hotel, partially offset by approximately $123 million used for our capital expenditures. Our renewal and replacement capital expenditures were approximately $87 million, compared to $100 million during the first quarter of 2012. We also spent approximately $36 million during the first quarter of 2013 on ROI/redevelopment projects, compared to $62 million in the first quarter of 2012.

Cash Provided by Financing Activities. Approximately $334 million of cash was provided by financing activities for the first quarter of 2013. The following table summarizes the significant debt and equity transactions as of May 7, 2013 (in millions):

Transaction Date	Description of transaction	Transaction Amount
Issuances
January - March	Issuance of approximately 6.1 million common shares under Host Inc.’s “at the-market” equity program (a)	$102
March	Proceeds from the issuance of $400 million of 3 3/4% Series D senior notes	396
March	Issuance of approximately 11.7 million common shares through the exchange of the 2004 Debentures (b)	174

	Total	$672

Payments
May	Repayment of mortgage loan on the Orlando World Center Marriott	$(246)
January - April	Dividend payments (c)	(139)
February	Repayment on revolver portion of credit facility	(100)

	Total	$(485)

(a)	In exchange for the cash consideration received from the issuance of these shares, Host L.P. issued to Host Inc. approximately 6.0 million common OP units.
(b)	In connection with the exchange, Host L.P. issued approximately 11.5 million common OP units.
(c)	In connection with the dividends, Host L.P. made distributions of $142 million.

Debt

As of March 31, 2013, our total debt was $5,534 million with an average interest rate of 5.5% and an average maturity of 5.4 years. Additionally, 80% of our debt has a fixed rate of interest and 104 of our hotels were unencumbered by mortgage debt. After adjusting for the announced redemptions of the $400 million Series T senior notes and $200 million of the Series Q senior notes and the repayment of the Orlando World Center Marriott mortgage, our debt balance is approximately $4.8 billion, with an average interest rate of 5.0% and an average maturity of 5.8 years. We also anticipate drawing approximately $150 million under our credit facility to partially fund the announced redemption of Series Q senior notes.

Exchangeable Senior Debentures. As of March 31, 2013, we have $400 million of 2 1/2% exchangeable senior debentures outstanding that were issued on December 22, 2009 (the “2009 Debentures”). The 2009 Debentures are equal in right of payment with all of our other senior notes. Holders have the right to require us to purchase the 2009 Debentures at a price equal to 100% of the principal amount outstanding plus accrued interest (the “put option”) on October 15, 2015 and on certain other subsequent dates. Holders of the 2009 Debentures also have the right to exchange the 2009 Debentures prior to maturity under certain conditions, including at any time at which the closing price of Host Inc.’s common stock is more than 130% of the exchange price per share for at least 20 of 30 consecutive trading days during certain periods or at any time up to two days prior to the date on which the 2009 Debentures have been called for redemption. We can redeem for cash all, or part of, any of the 2009 Debentures at any time subsequent to October 20, 2015, at a redemption price of 100% of the principal amount plus accrued interest. If, at any time, we elect to redeem the 2009 Debentures and the exchange value exceeds the cash redemption price, we would expect the holders to elect to exchange the 2009 Debentures at the respective exchange value rather than receive the cash redemption price. The exchange value is equal to the applicable exchange rate multiplied by the price of Host Inc.’s common stock. Upon exchange, the 2009 Debentures would be exchanged for Host Inc.’s common stock, cash or a combination thereof, at our option. The 2009 Debentures are not exchangeable by holders at this time. Currently, each $1,000 Debenture would be exchanged for 73.7261 Host Inc. common shares (for an equivalent per share price of $13.56), for a total of 29.5 million shares.

We account separately for the liability and equity components of our 2009 Debentures in order to reflect the fair value of the liability component based on our non-convertible borrowing cost at the issuance date. Accordingly, we record the liability components of the Debentures at fair value as of the date of issuance and amortize the resulting discount as an increase to interest expense through the initial put option date of the 2009 Debentures, which is the expected life of the debt. However, there is no effect of this accounting treatment on our cash interest payments. The initial allocations between the debt and equity components of the 2009 Debentures, net of the original issue discount, based on the effective interest rate at the time of issuance was $316 million and $82 million, respectively. As of March 31, 2013, the debt carrying value and unamortized discount were $359 million and $41 million, respectively.

Interest expense recorded for our debentures (including interest expense for debentures redeemed in 2013 and 2012) for the periods presented consists of the following (in millions):

	Quarter ended
	March 31, 2013	March 23, 2012
Contractual interest expense (cash)	$3	$6
Non-cash interest expense due to discount amortization	4	5

Total interest expense	$7	$11

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility as of March 31, 2013:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio (a)	3.9x	Maximum ratio of 7.25x
Fixed charge coverage ratio	3.0x	Minimum ratio of 1.25x
Unsecured interest coverage ratio (a)	4.5x	Minimum ratio of 1.75x

(a)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants.

Series D Senior Notes

On March 28, 2013, we completed an underwritten public offering of $400 million aggregate principal amount of Series D senior notes bearing interest at a rate of 3.750% per year due in 2023. The Series D senior notes are not redeemable prior to 90 days before the October 15, 2023 maturity date, except at a price equal to 100% of their principal amount, plus a make-whole premium as set forth in the senior notes indenture, plus accrued and unpaid interest to the applicable redemption date. The notes were issued under our existing senior notes indenture but have different covenants than our existing senior notes. Under the terms of the Series D senior notes, Host L.P.’s ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 1.5x by Host L.P. As calculated, this ratio excludes from interest expense items such as call premiums and deferred financing charges that are included in interest expense on Host L.P.’s consolidated statement of operations. In addition, the calculation is based on Host L.P.’s pro forma results for the four prior fiscal quarters giving effect to certain transactions, such as acquisitions, dispositions and financings, as if they occurred at the beginning of the period. Other covenants limiting Host L.P.’s ability to incur indebtedness include maintaining total indebtedness of less than 65% of adjusted total assets (using undepreciated real estate values), maintaining secured indebtedness of less than 40% of adjusted total assets and maintaining total unencumbered assets of at least 150% of the aggregate principal amount of outstanding unsecured indebtedness of Host L.P. and its subsidiaries. So long as Host L.P. maintains the required level of interest coverage and satisfies these and other conditions in the senior notes indenture, it may incur additional debt. There are no restrictions on our ability to make dividends. The Series D senior notes also contain other customary covenants applicable for investment grade debt.

We are in compliance with all of our financial covenants applicable to our Series D senior notes. The following table summarizes the financial tests contained in the senior notes indenture for our Series D senior notes and our actual credit ratios as of March 31, 2013:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	374%	Minimum ratio of 150%
Total indebtedness to total assets	28%	Maximum ratio of 65%
Secured indebtedness to total assets	5%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	4.1x	Minimum ratio of 1.5x

Prior Series of Senior Notes

Because our senior notes are currently rated investment grade by both Moody’s and Standard & Poor’s, the covenants in our senior notes indenture (for all series other than the Series D senior notes) that previously limited our ability to incur indebtedness or pay dividends are no longer applicable. Even if we were to lose the investment grade rating, however, we would be in compliance with all of our financial covenants under the senior notes indenture. The following summarizes the actual credit ratios for our existing senior notes (other than the Series D senior notes) as of March 31, 2013 and the covenant requirement contained in the senior notes indenture that would be applicable at such times as our existing senior notes are no longer rated investment grade by either of Moody’s and Standard & Poor’s:

	Actual Ratio	Covenant Requirement*
Unencumbered assets tests	380%	Minimum ratio of 125%
Total indebtedness to total assets	28%	Maximum ratio of 65%
Secured indebtedness to total assets	5%	Maximum ratio of 45%
EBITDA-to-interest coverage ratio	4.1x	Minimum ratio of 2.0x

*	Because of differences in the calculation methodology between our Series D senior notes and our other senior notes, our actual ratios as reported can be slightly different.

For further detail on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2012.

European Joint Venture

We own a non-controlling interest in a joint venture in Europe (“Euro JV”) that owns luxury and upper upscale hotels in two separate funds. We own a 32.1% interest in Euro JV Fund I (11 hotels, 3,511 rooms) and a 33.4% interest in Euro JV Fund II (8 hotels, 2,601 rooms). At March 31, 2013, the Euro JV has incurred €1,028 million of mortgage debt. This debt includes a €337 million mortgage loan secured by a portfolio of six properties that was scheduled to mature on April 20, 2013. On April 17, 2013, the Euro JV reached an agreement to extend the loan for 30 days and to waive certain covenant defaults in exchange for increasing the margin on the loan and a nominal incremental principal payment. The Euro JV and the lenders have executed a non-binding term sheet to refinance the mortgage loan for a period of three years, with a one-year extension right subject to meeting certain financial covenants and other conditions and expect to complete the refinancing in the second quarter. In connection with the refinancing, the Euro JV would reduce the outstanding principal amount of the debt by approximately €95 million. On April 17, 2013, the Euro JV partners also executed an amendment of the Euro JV partnership agreement in order to provide the funds necessary for this principal reduction as well as to provide funds for certain closing costs and other purposes. This mortgage loan is non-recourse to us and our partners and a default under this loan does not trigger a default under any of our debt.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT, including taxable income recognized for federal income tax purposes but with regard to which we do not receive cash. Funds used by Host Inc. to pay dividends on its common stock are provided through distributions from Host L.P. As of March 31, 2013, Host Inc. is the owner of approximately 98.7% of the Host L.P. common OP units. The remaining common OP units are held by various third party limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. OP unit.

Investors should take into account the 1.3% non-controlling interest in Host L.P. common OP units when analyzing common dividend payments by Host Inc. to its stockholders, as these common OP unit holders share, on a pro rata basis, in cash amounts distributed by Host L.P. to all of its common OP unit holders. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common unit distribution by Host L.P. to Host Inc., as well as to the other Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income. The amount of any future dividends will be determined by the Board of Directors of Host Inc.

On February 20, 2013, the Board of Directors of Host Inc. declared a regular dividend of $.10 per share on our common stock, an increase of $.01 per share from the previous quarter. This dividend was paid on April 15, 2013 to stockholders of record as of March 28, 2013. Accordingly, Host L.P. made a distribution of $.1021494 per unit on its common OP units.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Comparable Hotel Operating Statistics

To facilitate a quarter-to-quarter comparison of our operations, we present certain operating statistics (i.e., RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, adjusted operating profit and associated margins) for the periods included in this report on a comparable hotel basis to enable our investors to better evaluate our operating performance.

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

Of the 118 hotels that we owned on March 31, 2013, 110 have been classified as comparable hotels. The operating results of the following hotels that we owned as of March 31, 2013 are excluded from comparable hotel results for these periods:

•	Grand Hyatt Washington (acquired in July 2012);

•

The Westin New York Grand Central (business interruption due to re-branding of the hotel and extensive renovations, which included renovation of 774 guest rooms, lobby, public and meeting spaces, fitness center, restaurant and bar);

•	Two hotels in Christchurch, New Zealand (business interruption due to the closure of the hotels following an earthquake in 2011 and the subsequent extensive renovations);

•

Orlando World Center Marriott (business interruption due to extensive renovations, which include façade restoration, the shutdown of the main pool and a complete restoration and enhancement of the hotel, including new water slides and activity areas, new pool, dining facilities and the renovation of one tower of guestrooms, meeting space and restaurants);

•

Atlanta Marriott Perimeter Center (business interruption due to extensive renovations, which included renovation of the guest rooms, lobby, bar and restaurant and the demolition of one tower of the hotel);

•	Chicago Marriott O’Hare (business interruption due to extensive renovations, which included renovating every aspect of the hotel and shutting down over 200 rooms); and

•

Sheraton Indianapolis Hotel at Keystone Crossing (business interruption due to extensive renovations, which included the conversion of one tower of the hotel into apartments, reducing the room count, and the renovation of the remaining guest rooms, lobby, bar and meeting space).

The operating results of four hotels disposed of in 2013 and 2012 are not included in comparable hotel results for the periods presented herein.

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical or future financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows:

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

The following discussion defines these measures and presents why we believe they are useful supplemental measures of our performance.

To facilitate comparison against a comparable period in 2012, we are presenting our above non-GAAP financial measures for the quarter ended March 31, 2013 and for the 2012 As Adjusted quarter. We also present Adjusted EBITDA, NAREIT FFO per diluted share and Adjusted FFO per diluted share for our “as reported” quarter ended March 23, 2012. In addition, we present several line items from our statement of operations, such as net income, for the 2012 As Adjusted quarter. Because the presentation of these line items on an “As Adjusted” basis is not in accordance with GAAP, they also constitute non-GAAP financial measures. We present these measures because we believe that doing so provides investors and management with useful supplemental information for evaluating the period-to-period performance of our hotels. These results are, however, based on estimates. Our internal allocation methodology used to develop these estimates is based on assumptions, some of which may be inaccurate. For this reason, while management believes presentation of these supplemental measures is beneficial, investors are cautioned from placing undue reliance on the 2012 As Adjusted results and should consider these results together with the presentation of GAAP revenues, net income and expenses.

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable to it. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2012, further explanations of the adjustment being made, a statement disclosing the reasons why we believe the presentation of each of our non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use our non-GAAP financial measures, and the limitations on their use.

Other Reconciling Information

The following tables provide a reconciliation for revenue and property-level operating expenses for the quarter ended March 23, 2012 (as reported) and the quarter ended March 31, 2012 (as adjusted) that are discussed elsewhere herein.

Reconciliation of Revenue for Quarter Ended March 31, 2012 As Adjusted

(in millions)

	Owned Hotels
	Rooms	Food and Beverage	Other	Total	Other Revenues	Total
For the quarter ended March 23, 2012 (As Reported)	$553	$282	$57	$892	$60	$952
Marriott-managed properties March 24, 2012 through March 31, 2012	39	18	3	60	—	60
Non-Marriott-managed properties - March 2012 operations	143	72	16	231	—	231
Revenues - hotels leased from HPT and rental income March 24, 2012 through March 31, 2012	—	—	—	—	6	6

For the quarter ended March 31, 2012 (As Adjusted)	$735	$372	$76	$1,183	$66	$1,249

Reconciliation of Property-level Operating Expenses for Quarter Ended March 31, 2012 As Adjusted

(in millions)

	Rooms	Food and Beverage	Other Departmental and Support Expenses	Management Fees	Other Property- Level Expenses	Depreciation and Amortization	Total
For the quarter ended March 23, 2012 (As Reported)	$160	$208	$242	$33	$122	$149	$914
Marriott-managed properties March 24, 2012 through March 31, 2012	9	14	14	2	4	7	50
Non-Marriott-managed properties - March 2012 operations	38	50	56	9	14	5	172
Expenses - hotels leased from HPT March 24, 2012 through March 31, 2012	—	—	—	—	6	—	6

For the quarter ended March 31, 2012 (As Adjusted)	$207	$272	$312	$44	$146	$161	$1,142

EBITDA and Adjusted EBITDA

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

In unusual circumstances, we also may adjust EBITDA for gains or losses that management believes are not representative of our current operating performance. For example, in the first quarter of 2013, management excluded the $11 million gain from the eminent domain claim for land adjacent to the Atlanta Marriott Perimeter Center for which we received the cash proceeds in 2007, but, pending the resolution of certain contingencies, was not recognized until 2013. Typically, gains from the disposition of non-depreciable property are included in the determination of Adjusted EBITDA.

The following table provides a reconciliation of the differences between EBITDA and Adjusted EBIDTA and net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for Host Inc. and Host L.P. (a)

(in millions)

	Quarter ended
	March 31, 2013	As Adjusted March 31, 2012	As Reported March 23, 2012
Net income (b)	$60	$59	$—
Interest expense	76	94	86
Depreciation and amortization	177	161	149
Income taxes	(7)	(11)	(13)
Discontinued operations (c)	3	5	4

EBITDA	309	308	226
Gain on dispositions (d)	(19)	(48)	(48)
Recognition of deferred gain on land condemnation) (e)	(11)	—	—
Amortization of deferred gains	—	(1)	(1)
Equity investment adjustments:
Equity in (earnings) losses of affiliates	2	(1)	2
Pro rata Adjusted EBITDA of equity investments	8	5	2
Consolidated partnership adjustments:
Pro rata Adjusted EBITDA attributable to non-controlling partners in other consolidated partnerships	(6)	(6)	(5)

Adjusted EBITDA	$283	$257	$176

(a)	For further discussion and information on how the 2012 As Adjusted results were calculated, see “ – Change in Reporting Periods.”
(b)	The difference of $59 million in net income between the quarters ended March 31, 2012 and March 23, 2012 reflects estimated net income from March 24, 2012 through March 31, 2012 for our Marriott-managed hotels, and the March 2012 operations for the remainder of the portfolio, which previously were reported in second quarter 2012 results.
(c)	Reflects the interest expense, depreciation and amortization and incomes taxes included in discontinued operations.
(d)	Reflects the gain recorded on the sale of one hotel in 2013 and 2012, respectively.
(e)	During the first quarter of 2013, we recognized a previously deferred gain of approximately $11 million related to the eminent domain claim by the State of Georgia for 2.9 acres of land at the Atlanta Marriott Perimeter Center for highway expansion, for which we received cash proceeds in 2007. We have included the gain in NAREIT FFO per diluted share, which is consistent with the treatment of gains recognized on the disposition of undepreciated assets. However, due to the significant passage of time since we received the proceeds, we have excluded the gain from Adjusted FFO per diluted share and Adjusted EBITDA for the quarter.

FFO Measures

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

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in the first quarter of 2013, management excluded the $11 million gain from the eminent domain claim for land adjacent to the Atlanta Marriott Perimeter Center for which we received the cash proceeds in 2007, but, pending the resolution of certain contingencies, was not recognized until 2013. Typically, gains from the disposition of non-depreciable property are included in the determination of NAREIT and Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis) and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Net Income to

NAREIT and Adjusted Funds From Operations per Diluted Share (a)

(in millions, except per share amount)

	Quarter ended
	March 31, 2013	As Adjusted March 31, 2012	As Reported March 23, 2012
Net income (b)	$60	$59	$—
Less: Net income attributable to non-controlling interests	(4)	(4)	(2)

Net income (loss) attributable to Host Inc.	56	55	(2)
Adjustments:
Gain on dispositions, net of taxes (c)	(19)	(48)	(48)
Amortization of deferred gains and other property transactions, net of taxes	—	(1)	(1)
Depreciation and amortization	176	165	153
Partnership adjustments	8	4	—
FFO of non-controlling interests of Host L.P.	(3)	(2)	(1)

NAREIT FFO	218	173	101
Adjustments to NAREIT FFO:
Acquisition costs (d)	—	1	—
Recognition of deferred gain on land condemnation (e)	(11)	—	—

Adjusted FFO	$207	$174	$101

For calculation on a per share basis:

Adjustments for dilutive securities (f):
Assuming conversion of Exchangeable Senior Debentures	$7	$7	$1

NAREIT FFO	$225	$180	$102

Adjusted FFO	$214	$181	$102

Diluted weighted average shares outstanding-EPS	738.6	708.4	707.5
Assuming issuance of common shares granted under the Comprehensive Stock Plan	—	0.7	0.7
Assuming conversion of Exchangeable Senior Debentures	29.1	40.2	11.5

Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	767.7	749.3	719.7

NAREIT FFO per diluted share	$.29	$.24	$.14

Adjusted FFO per diluted share	$.28	$.24	$.14

(a)	For further discussion and information on how the 2012 As Adjusted results were calculated, see “ – Change in Reporting Periods.”
(b)	The difference of $59 million in net income between the quarters ended March 31, 2012 and March 23, 2012 reflects estimated net income from March 24, 2012 through March 31, 2012 for our Marriott-managed hotels, and the March 2012 operations for the remainder of the portfolio, which previously were reported in second quarter 2012 results.
(c)	Reflects the property gain on the sale of one hotel in 2013 and 2012, respectively
(d)	Includes approximately $1 million for the quarter ended March 31, 2012, related to our share of acquisition costs incurred by unconsolidated joint ventures.
(e)	We have excluded from Adjusted FFO the recognition of deferred gain on the land condemnation at the Atlanta Marriott Perimeter Center. Please see note (e) to the Reconciliation of Net Income to EBITDA and Adjusted EBITDA for further discussion.
(f)	Earnings/loss per diluted share and NAREIT FFO and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners, exchangeable debt securities and other non-controlling interests that have the option to convert their limited partnership interests to common OP units. No effect is shown for securities if they are anti-dilutive.

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

Comparable Hotel Results for Host Inc. and Host L.P. (a)

(in millions, except hotel statistics)

	Quarter ended
	March 31, 2013	As Adjusted March 31, 2012 (b)
Number of hotels	110	110
Number of rooms	57,386	57,386
Percent change in comparable hotel RevPAR	5.1%	—
Operating profit margin (c)	7.2%	6.6%
Comparable hotel adjusted operating profit margin) (c)	23.4%	22.55%
Comparable hotel revenues
Room	$738	$710
Food and beverage	352	354
Other	75	71

Comparable hotel revenues (d)	1,165	1,135

Comparable hotel expenses
Room	206	197
Food and beverage	260	259
Other	40	39
Management fees, ground rent and other costs	386	384

Comparable hotel expenses (e)	892	879

Comparable hotel adjusted operating profit	273	256
Non-comparable hotel results, net (f)	20	16
Loss for hotels leased from HPT (g)	—	(4)
Depreciation and amortization	(177)	(161)
Corporate and other expenses	(26)	(24)

Operating profit	$90	83

Less: Estimated operating profit adjustments for the calendar period (b)		(67)

Operating profit for the period January 1, 2012 through March 23, 2012 (as reported)		$16

(a)	For further discussion and information on how the 2012 As Adjusted results were calculated, see “ – Change in Reporting Periods”.
(b)	Comparable hotel results and statistics for March 31, 2012 are based on 2012 As Adjusted results. Adjustments for the calendar period reflect estimated operations for eight days from March 24, 2012 through March 31, 2012 for our Marriott-branded properties and the month of March 2012 results for the remainder of the portfolio, which previously were reported in second quarter 2012 results. Additionally, the 2012 As Adjusted March 31 results include one additional day of operations in February compared to March 31, 2013 due to the 2012 leap year.

(c)	Operating profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP margins are calculated using amounts presented in the consolidated statements of operations, or amounts As Adjusted. Comparable margins are calculated using amounts presented in the above table.
(d)	The reconciliation of total revenues per the consolidated statements of operations to the comparable hotel revenues is as follows:

	Quarter ended
	March 31, 2013	As Adjusted March 31, 2012
Revenues per the consolidated statements of operations:
For the period January 1, 2012 through March 23, 2012 (as reported)		$952
Revenue adjustment for the calendar period (b)		297

For the quarter ended	$1,255	1,249
Non-comparable hotel revenues	(104)	(75)
Hotel revenues for which we record rental income, net	14	14
Revenues for hotels leased from HPT (g)	—	(53)

Comparable hotel revenues	$1,165	$1,135

(e)	The reconciliation of operating costs per the consolidated statements of operations to the comparable hotel expenses is as follows:

	Quarter ended
	March 31, 2013	As Adjusted March 31, 2012
Operating costs and expenses per the consolidated statements of operations:
For the period January 1, 2012 through March 23, 2012 (as reported)		$936
Operating costs and expenses adjustment for the calendar period (b)		230

For the quarter ended	$1,165	1,166
Non-comparable hotel expenses	(84)	(59)
Hotel expenses for which we record rental income	14	14
Expense for hotels leased from HPT (g)	—	(57)
Depreciation and amortization	(177)	(161)
Corporate and other expenses	(26)	(24)

Comparable hotel expenses	$892	$879

(f)	Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels whose operations are included in our consolidated statements of operations as continuing operations, (ii) gains on property insurance settlements and (iii) the results of our office buildings.
(g)	The leases terminated on December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of March 31, 2013 and December 31, 2012, 80% and 83%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate swaps or caps were entered into during the first quarter of 2013. See Item 7A of our most recent Annual Report on Form 10–K and Note 8 – “Fair Value Measurements” in this quarterly report.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Australia, Brazil, Canada, Mexico, Chile and New Zealand and our investments in the European and Asia/Pacific joint ventures), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. On January 25, 2013, we entered into an additional €30 million ($40 million) forward currency purchase contract to hedge a portion of the foreign currency exposure resulting from the eventual repatriation of our net investment in the Euro JV. We will sell the Euro amount and receive the U.S. dollar amount on the forward purchase date of January 29, 2016. The following table summarizes our foreign currency sale contracts (in millions):

	Total
	Transaction		Total		Change in Fair Value
	Amount		Transaction	Forward	for the quarter ended
	in Foreign		Amount in	Purchase	March 31,	March 23,
Transaction Date Range	Currency		U.S. Dollars	Date Range	2013	2012
May 2008-January 2013		€120	$163	May 2014-January 2016	$3	$(2)
July 2011	NZ$	30	$25	August 2013	$(1)	$(1)

The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes. In addition to the forward sales contracts, we have designated a portion of the foreign currency draws on our credit facility as hedges of net investments in foreign operations. As a result, currency translation adjustments in the designated credit facility draws are recorded to accumulated other comprehensive income (loss) within the equity portion of our balance sheets, which adjustments offset a portion of the translation adjustment related to our international investments. See Item 7A of our most recent Annual Report on Form 10-K and Note 8 – “Fair Value Measurements” in this quarterly report.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

Period	Total Number of Host Inc. Common Shares Purchased		Average Price Paid per Common Share		Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2013-January 31, 2013	15,538	*	$16.09	*	—	$—
February 1, 2013-February 28, 2013	1,271,828	**	16.52	**	—	—
March 1, 2013-March 31, 2013	—		—		—	—

Total	1,287,366		$16.51		—	$—

*	Reflects shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).
**	Reflects (i) 941,664 shares of restricted stock forfeited for failure to meet vesting criteria, and (ii) 330,164 shares of restricted stock withheld and used for the purpose of paying taxes in connection with the release of restricted common shares to plan participants (the purchase price listed is the weighted average price of Host Inc. common stock on the dates of release).

Issuer Sales of Unregistered Securities (Host Hotels & Resorts, Inc.)

On February 26, 2013, Host L.P. gave notice that it intended to redeem on March 28, 2013 the remaining $175 million outstanding principal amount of its 3.25% Exchangeable Senior Debentures due 2024. Under the terms of the exchangeable debentures, upon issuance of such notice, each $1,000 principal amount of the exchangeable debentures became exchangeable for 67.4215 shares (the current exchange rate) of common stock of Host Inc. through March 26, 2013. During this period, Host Inc. issued an aggregate of approximately 11.7 million shares of its common stock in exchanges for an aggregate of approximately $174 million of exchangeable debentures. The shares were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. We received no proceeds from the issuance of common stock in these exchanges.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of OP Units Purchased		Average Price Paid per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)

January 1, 2013-January 31, 2013	46,421	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	$—

February 1, 2013-February 28, 2013	1,256,812	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

March 1, 2013-March 31, 2013	9,004	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—

Total	1,312,237			—	$—

*	Reflects (1) 31,210 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 15,211 common OP units cancelled upon cancellation of 15,538 shares of Host Inc.’s common stock by Host Inc. (either because of forfeiture for failure to meet vesting requirements or the use of shares for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).
**	Reflects (1) 11,746 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock and (2) 1,245,066 common OP units cancelled upon cancellation of 1,271,828 shares of Host Inc.’s common stock by Host Inc. (either because of forfeiture for failure to meet vesting requirements or the use of shares for the purpose of paying taxes in connection with the release of restricted common shares to plan participants).
***	Reflects common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 4.	Mine Safety Disclosures

Not applicable

Item 6.	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representation and warranties may not describe the actual state of affairs as the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

4	Instruments Defining Rights of Security Holders

4.16	Forty-fourth Supplemental Indenture, dated March 28, 2013, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as successor to HSBC Bank USA (formerly Marine Midland Bank), as trustee, to the Amended and Restated Indenture dated August 5, 1998 (incorporated by reference to Exhibit 4.1 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Report on Form 8-K, filed on March 28, 2013).

10	Material Contracts

10.19*	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of HHR EURO CV, dated as of April 17, 2013, by and among HHR EURO II GP B.V., HST LP EURO B.V., HST Euro II LP B.V., APG Strategic Real Estate Pool N.V. and Jasmine Hotels Private Limited

10.20	Amendment No. 1, dated as of April 25, 2013, to the Sales Agency Financing Agreement dated as of April 24, 2012, between Host Hotels & Resorts, Inc. and BNY Mellon Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of Host Hotels & Resorts, Inc. Report on Form 8-K, filed on April 25, 2013).

10.21	Amendment No. 1, dated as of April 25, 2013, to the Sales Agency Financing Agreement dated as of April 24, 2012, between Host Hotels & Resorts, Inc. and Scotia Capital (USA) Inc. (incorporated by reference to Exhibit 1.2 of Host Hotels & Resorts, Inc. Report on Form 8-K, filed on April 25, 2013).

12	Statements re Computation of Ratios

12.1*	Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends for Host Hotels & Resorts, Inc.

12.2*	Computation of Ratios of Earnings to Fixed Charges and Preferred Unit Distributions for Host Hotels & Resorts, L.P.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2013 and March 23, 2012, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2013 and March 23, 2012, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2013 and March 23, 2012, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2013 and March 23, 2012, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2013 and March 23, 2012, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2013 and March 23, 2012, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

May 7, 2013	/s/ BRIAN G. MACNAMARA
Brian G. Macnamara
Senior Vice President,
Corporate Controller
(Principal Accounting Officer and duly authorized officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC.

May 7, 2013	/s/ BRIAN G. MACNAMARA
Brian G. Macnamara
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.
(Principal Accounting Officer and duly authorized officer)